Form 10-Q
period 1999-09-30
WIRELESS FACILITIES INC
filed 1999-12-15
CIK 1069258

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          -
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
                                                                 -------------
             1999
             ----

          _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    Commission file number     0-27231
                                           ---------------

                           WIRELESS FACILITIES, INC.
            (Exact name of Registrant as specified in its charter)

                Delaware                                    13-3818604
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                        9805 Scranton Road, Suite 100
                              San Diego, CA 92121
                                 (858) 824-2929
     (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


                ______________________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______ No X . (The Registrant has been subject to the filing requirements of
       ---
     Section 13(a) and 15(d) less than 90 days since the Registrant's Registration Statement on Form 8-A was declared effective by the Commission on November 4, 1999.)

     As of November 30, 1999, there were 39,642,510 shares of the Registrant's $0.001 par value Common Stock outstanding.

                           WIRELESS FACILITIES, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                     INDEX




                                                                                                                 Page No.
                                                                                                                 --------
                          PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
      Consolidated Balance Sheets - December 31, 1998, September 30, 1999 (unaudited) and September 30, 1999
       Pro forma (unaudited)..................................................................................       1

      Consolidated Statements of Operations for the Three Months and the Nine Months
       Ended September 30, 1998 and 1999 (unaudited)..........................................................       2

      Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1999
         (unaudited)..........................................................................................       3

      Notes to Consolidated Financial Statements..............................................................       4

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............       7

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........................................      10

                          PART II.   OTHER INFORMATION

 Item 2.   Changes in Securities and Use of Proceeds..........................................................      11

 Item 6.   Exhibits and Reports on Form 8-K...................................................................      11

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           WIRELESS FACILITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
--------------------------------------------------------------------------------


                                                                                                           September 30,
                                                                       December 31,      September 30,         1999
                                                                           1998              1999            Pro Forma
                                                                     --------------      -------------     --------------
                                                                                          (unaudited)       (unaudited)
Assets
Cash................................................................    $  2,866           $  4,447           $ 65,082
Billed accounts receivable, net.....................................       5,518             28,100             28,100
Unbilled accounts receivable........................................      18,651             12,209             12,209
Contract management receivables.....................................      24,156              6,745              6,745
Other current assets................................................         365              2,548              2,248
                                                                        --------           --------           --------
   Total current assets.............................................      51,556             54,049            114,384
Property and equipment, net.........................................         981              2,582              2,582
Goodwill, net.......................................................       6,899              7,477              7,477
Other assets, net...................................................         816                744                744
                                                                        --------           --------           --------
   Total assets.....................................................    $ 60,252           $ 64,852           $125,187
                                                                        ========           ========           ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................................    $ 10,263           $    584           $    584
  Accrued expenses..................................................       4,884              3,642              3,342
  Contract management payables......................................       9,339              4,174              4,174
  Billings in excess of costs and profits...........................          82              1,968              1,968
  Line of credit....................................................       3,000              7,000              7,000
  Officers Notes Payable............................................       3,825                  0                  0
  Subordinated stockholder notes payable............................       5,500              5,500              5,500
  Notes payable, current portion....................................       1,574              2,535                  0
  Income taxes payable..............................................       4,017              2,283              2,283
  Deferred income tax liability.....................................       1,333                694                694
                                                                        --------           --------           --------
    Total current liabilities.......................................      43,817             28,380             25,545
Long-term liabilities-notes payable, net of current portion.........       2,119                868                868
                                                                        --------           --------           --------
    Total liabilities...............................................      45,936             29,248             26,413
                                                                        --------           --------           --------

Minority interest...................................................           0                370                370

Stockholders' equity:
Convertible preferred stock-Series A, $0.01 par value, 1,682,692
  Shares authorized; 1,682,692 shares issued and outstanding at
  December 31, 1998 and September 30, 1999 (unaudited) and none
  pro forma (unaudited).............................................         17                  17                  0

Convertible preferred stock-Series B, $0.01 par value, 2,800,000
  Shares authorized; no shares and 2,727,273 shares issued and
  Outstanding at December 31, 1998 and September 30, 1999
  (unaudited) and none pro forma (unaudited)........................          0                  27                  0

Common stock, $0.01 par value, 50,000,000 shares authorized;
  27,045,810 and 27,252,820 shares issued and outstanding at
  December 31, 1998 and September 30, 1999 (unaudited) and $0.001 par value, 150,000,000 shares authorized  and 39,628,169
  outstanding pro forma (unaudited).................................        303                 305                 40

Additional paid-in capital..........................................     25,959              41,530             91,317

Retained earnings...................................................      1,565               7,000              7,000

Treasury stock at cost; 3,252,390 and 3,273,172 shares at December
  31, 1998 and September 30, 1999 (unaudited) and none pro forma
  (unaudited).......................................................    (13,530)            (13,692)                 0

Accumulated other comprehensive income..............................          2                  47                 47
                                                                       --------            --------           --------
      Total stockholders' equity....................................     14,316              35,234             98,404
                                                                       --------            --------           --------
      Total liabilities and stockholders' equity....................   $ 60,252            $ 64,852           $125,187
                                                                       ========            ========           ========

                           WIRELESS FACILITIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                 Three months      Three months      Nine months       Nine months
                                                                     ended            ended             ended             ended
                                                                 September 30,     September 30,     September 30,     September 30,

                                                                     1998             1999              1998              1999
                                                                 -------------     -------------     -------------     ------------


Revenues.....................................................         $14,008          $23,833            $35,619         $56,938
Cost of revenues.............................................           8,021           13,102             18,600          34,126
                                                                    ---------        ---------          ---------       ---------

  Gross profit...............................................           5,987           10,731             17,019          22,812

Selling, general and administrative expenses.................           3,510            4,835              7,974          10,827
Amortization of goodwill.....................................             389              326                648             972
                                                                    ---------        ---------          ---------       ---------

  Operating income...........................................           2,088            5,570              8,397          11,013

Net other expense............................................            (153)            (261)              (299)           (888)
                                                                    ---------        ---------          ---------       ---------

      Income before taxes and minority interest..............           1,935            5,309              8,098          10,125

Minority interest............................................               0             (370)                 0            (370)
                                                                    ---------        ---------          ---------       ---------

      Income before taxes....................................           1,935            4,939              8,098           9,755
Provision for income taxes...................................          (3,383)          (2,141)            (3,443)         (4,321)
                                                                    ---------        ---------          ---------       ---------
      Net (loss) income......................................         $(1,448)         $ 2,798            $ 4,655         $ 5,434
                                                                    =========        =========          =========       =========
Earnings per share data:

Net income per common share:
  Basic......................................................         $ (0.05)         $  0.10            $  0.16         $  0.20
  Diluted....................................................         $ (0.05)         $  0.08            $  0.15         $  0.17
Weighted-average common shares outstanding:
  Basic......................................................          27,918           27,248             28,904          27,167
  Diluted....................................................          31,314           33,478             31,661          32,464


Pro forma "income tax" information (unaudited):
  Income before taxes........................................         $ 1,935          $ 4,939            $ 8,098         $ 9,755
  Pro forma provision for income taxes.......................            (848)          (2,141)            (3,550)         (4,321)
                                                                    ---------        ---------          ---------       ---------

  Pro forma net income.......................................         $ 1,087          $ 2,798            $ 4,548         $ 5,434
                                                                    =========        =========          =========       =========
Pro forma "Preferred Conversion" net income per common share:
  Basic......................................................         $  0.03          $  0.08            $  0.15         $  0.16
  Diluted....................................................         $  0.03          $  0.07            $  0.14         $  0.14
Pro forma weighted-average common shares outstanding:
  Basic......................................................          31,111           35,308             30,172          34,651
  Diluted....................................................          34,507           41,538             32,929          39,948

Pro forma "Initial Public Offering" net income per common
 share:
  Basic......................................................         $  0.03          $  0.07            $  0.15         $  0.14
  Diluted....................................................         $  0.03          $  0.06            $  0.14         $  0.12
Pro forma weighted-average common shares outstanding:
  Basic......................................................          31,111           39,908             30,172          39,251
  Diluted....................................................          34,507           46,138             32,929          44,548

 See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                 Nine months        Nine months
                                                                                    ended              ended
                                                                                September 30,      September 30,
                                                                                     1998              1999
                                                                                -------------      -------------
Net cash used in operating activities....................................           $ (6,533)           $(8,184)

Investing activities:
   Capital expenditures..................................................               (766)            (2,442)
   Cash paid for acquisitions, net of cash acquired......................             (3,218)            (1,742)
   Cash paid for investments.............................................               (543)               (63)
   Distributions from investments........................................                  0                 56
                                                                                  ----------       ------------
   Net cash used in investing activities.................................             (4,527)            (4,191)
                                                                                  ----------       ------------

Financing activities:
   Proceeds from issuance of preferred stock.............................             21,000             15,000
   Proceeds from issuance of common stock................................                820                396
   Stockholder distributions.............................................             (3,098)                 0
   Purchase of treasury stock............................................            (13,568)              (161)
   Net borrowings (repayment) under line of credit.......................              2,000              4,000
   Net borrowings (repayment) to/from officers...........................                400             (3,825)
   Repayment of acquisition notes payable................................             (1,009)            (1,499)
                                                                                  ----------       ------------
   Net cash provided by financing activities.............................              6,545             13,911
                                                                                  ----------         ----------

Effect of exchange rates on cash.........................................                  0                 45
                                                                                  ----------         ----------

Net (decrease) increase in cash..........................................             (4,515)             1,581

Cash at beginning of period..............................................                836              2,866
                                                                                  ----------         ----------

Cash at end of period....................................................           $ (3,679)           $ 4,447
                                                                                  ==========         ==========

Noncash transactions:
  Issuance of notes payable for stockholder distributions................          $  5,500                 --
  Issuance of notes for acquisition......................................          $  5,206            $   827
  Receipt of note for sale of investment.................................                --            $   199

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest...............................          $    180            $   696
  Cash paid during the period for income taxes...........................          $    246            $ 7,244


See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  Organization and Summary of Significant Accounting Policies

(a)  Description of Business

     Wireless Facilities, Inc. (WFI) was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated on August 30, 1998, in Delaware. WFI provides a full suite of outsourcing services to wireless carriers and equipment vendors, including the design, deployment and management of client networks.

(b)  Basis of Presentation

     The information as of September 30, 1999, and for the three and nine month periods ended September 30, 1998 and 1999 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in
subsequent periods or for the year as a whole.   These consolidated financial
statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 4, 1999.

     The consolidated financial statements include the accounts of WFI and its majority-owned subsidiaries. During 1998, WFI acquired a wholly owned subsidiary (Entel Technologies, Inc.), formed a subsidiary under WFI's control in Mexico (WFI de Mexico), and formed a wholly owned subsidiary in Brazil (Wireless Facilities Latin America Ltda). In January 1999, WFI acquired wholly-owned subsidiary, B. Communication International, Inc. In June 1999, WFI acquired wholly-owned subsidiary C.R.D. Inc. WFI and its subsidiaries are collectively referred to herein as the ``Company.'' All intercompany transactions have been eliminated in consolidation. Affiliated companies (20% to 50% owned with no controlling interest) are accounted for on the equity method. Investments accounted for on the cost basis include companies in which the Company owns less than 20% and for which the Company has no significant influence.

(c)  Pro forma Consolidated Statement of Operations Information and Income Taxes

     The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Through August 6, 1998, Wireless Facilities, Inc. was an S corporation whereby income taxes were the individual responsibility of the stockholders. On August 7, 1998, in conjunction with the private placement and sale of Series A preferred stock, the Company elected to be taxed as a C corporation under the internal revenue tax code. As a result, the Company recorded a net deferred tax liability of $2,082,000 on August 7, 1998.

     The pro forma "income tax" information (unaudited) for the three and nine months ended September 30, 1998 presented in the consolidated statements of operations have been provided to give pro forma effect to net income assuming the Company was taxed as a C corporation as of the beginning of the periods presented. No pro forma effect is reported for the three and nine months ended September 30, 1999 as the Company accounted for income taxes as a C corporation for the entire periods presented.

(d) Preferred Conversion, Initial Public Offering and Earnings per Share Pro Forma Information

     On November 9, 1999, subsequent to the interim financial information presented herein, the Company completed an initial public offering of common stock. In conjunction with the closing of that offering, the Company issued and sold all 4,600,000 shares of common stock (including an underwriter's over-allotment) covered by the Company's Registration Statement on Form S-1. Such shares were sold by the Company at $15.00 per share less an underwriting discount of $1.05 per share. The offering proceeds (net of underwriters' discounts) of $64,170,000 were partially used to pay off approximately $2.5 million of short term debt. Upon the closing of the offering on November 9, 1999, all convertible preferred stock then outstanding automatically converted into shares of common stock. Each share of Series A preferred stock converted into 3 shares of common stock and each share of Series B preferred stock converted into one share of common stock. Approximately $1.0 million in expenses relating to the offering are estimated which will be recorded against the proceeds in equity in conjunction with this transaction.

     These transactions, which occurred after September 30, 1999, are presented in the September 30, 1999 pro forma consolidated balance sheet (unaudited).

Details of the earnings per share reported are as follows:

     The calculation of the pro forma "Preferred Conversion" weighted average shares reflects the conversion of preferred stock and the assumed issuance of 284,456 shares of common stock to replace capital withdrawn in excess of earnings. (All information is presented in thousands.)

                                                 Three months      Three months         Nine months          Nine months
                                                    ended             ended                ended                ended
                                                 September 30,      September 30,       September 30,       September 30,
                                                     1998              1999                 1998                1999
                                                 -------------      -------------       -------------       -------------
Pro forma preferred conversion basic income
 per share:
Pro forma net income                                  $ 1,087            $ 2,798              $ 4,548            $ 5,434
                                                  ===========        ===========           ==========         ==========

Weighted average shares                                27,918             27,248               28,904             27,167
Pro forma preferred conversion adjustments:
Assumed conversion of preferred stock                   2,909              7,776                  984              7,200
Assumed issuance of shares to replace
 capital withdrawn in excess of earnings                  284                284                  284                284
                                                   ----------         ----------           ----------         ----------
                                                       31,111             35,308               30,172             34,651
                                                  ===========         ==========           ==========        ===========

Pro forma  preferred conversion basic net
 income per share                                     $  0.03            $  0.08              $  0.15            $  0.16
                                                  ===========         ==========           ==========        ===========

Pro forma preferred conversion diluted
 income per share:
Adjustments to pro forma preferred
 conversion basic weighted average shares              31,111             35,308               30,172             34,651
Effect of outstanding options                           2,839              5,242                2,352              4,371
Effect of outstanding warrants                            557                988                  405                926
                                                   ----------         ----------           ----------         ----------
Total diluted weighted average shares                  34,507             41,538               32,929             39,948
                                                  ===========         ==========           ==========        ===========

Pro forma preferred conversion diluted net
 income per share                                     $  0.03            $  0.07              $  0.14            $  0.14
                                                  ===========         ==========           ==========        ===========


     The calculation of the pro forma "Initial Public Offering" weighted average shares reflects the preferred stock conversion as well as the issuance of 4,600,000 shares of common stock as of September 30, 1999. (All information is presented in thousands.)

                                                  Three months      Three months         Nine months         Nine months
                                                     ended             ended                ended               ended
                                                 September 30,      September 30,       September 30,       September 30,
                                                     1998              1999                 1998                1999
                                                 -------------      -------------       -------------       -------------

Pro forma initial public offering basic
 income per share:
Pro forma net income                                  $ 1,087            $ 2,798              $ 4,548            $ 5,434
                                                  ===========         ==========           ==========         ==========

Pro forma preferred conversion basic                   31,111             35,308               30,172             34,651
 weighted average shares
Pro forma adjustments:
Assumed issuance of shares during the IPO as                0              4,600                    0              4,600
 of 9/30/99.
                                                  -----------         ----------           ----------         ----------

                                                       31,111             39,908               30,172             39,251
                                                  ===========         ==========           ==========         ==========

Pro forma initial public offering basic net           $  0.03            $  0.07              $  0.15            $  0.14
 income per share
                                                  ===========         ==========           ==========         ==========

Pro forma initial public offering diluted
 income per share:
Adjustments to pro forma initial public                31,111             39,908               30,172             39,251
 offering basic weighted average shares:
Effect of outstanding options................           2,839              5,242                2,352              4,371
Effect of outstanding warrants...............             557                988                  405                926
                                                   ----------         ----------           ----------         ----------
Total diluted weighted average shares........          34,507             46,138               32,929             44,548
                                                  ===========         ==========           ==========         ==========

Pro forma diluted net income per share.......         $  0.03            $  0.06              $  0.14            $  0.12
                                                  ===========         ==========           ==========         ==========

                           WIRELESS FACILITIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)


(e)  Common Stock Split and Authorized Capital

     On February 22, 1999, the Company effected a 3-for-1 stock split of the Company's common stock. All per share and shares outstanding data in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively restated to reflect this stock split.

     On February 25, 1999, the Company filed a Restated Certificate of Incorporation. Among other things, the restated certificate increased the shares of authorized common stock from 45,000,000 to 50,000,000 shares (post-split), and decreased authorized preferred stock from 5,000,000 to 4,482,692 shares.

     On November 10, 1999 in connection with the Company's initial public offering, the Company filed a Restated Certificate of Incorporation. Among other things, the restated certificate increased the shares of authorized common stock from 50,000,000 shares to 195,000,000 and authorized preferred stock (post preferred conversion) to 5,000,000. In addition, the restated certificate changed the par value of all stock from $0.01 to $0.001 per share. The effect of this change in par value is reflected in the Company's Consolidated Balance Sheet at September 30, 1999 pro forma (unaudited).

(f)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g)  Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation.


(2)  Segment Information

     Through September 30, 1999, all of the Company's business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company's services and customers. Revenues derived by geographic segment are as follows (in thousands):

                                   Three months          Three months          Nine months           Nine months
                                      ended                  ended                ended                 ended
                                September 30, 1998    September 30, 1999    September 30, 1998    September 30, 1999
                              ---------------------------------------------------------------------------------------
U.S........................                $14,008               $17,709               $35,619               $39,787
Foreign....................                $     0               $ 6,124               $     0               $17,151

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

     The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Risk Factors", and the audited financial statements and related footnotes included in the Company's final prospectus filed with the Securities and Exchange Commission on November 5, 1999 (No. 333-85515).

Overview

     Wireless Facilities, Inc. (the "Company") offers network business consulting, network planning, design and deployment services for the wireless telecommunications industry. For the nine months ended September 30, 1998 and September 30, 1999, we increased both the number of our contracts as well as the scope of our services. In the nine-months ended September 30, 1999, we entered into our first contracts for network planning. We expect to generate increased revenue from our network management services as we cross-sell to our existing customers and make this service available to new customers.

     Revenues on network planning, design and deployment contracts are recognized using the percentage-of-completion method. Under the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date, compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate from period to period. For network planning, design and deployment contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

     Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of overhead, costs of expendable computer software and equipment, and other direct project-related expenses.

     Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not related directly to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. We are currently installing a new financial management and accounting software program to better accommodate our growth. We expect to incur expenses related to the licensing of the software package and related personnel costs associated with its installations testing and implementation. We may incur expenses related to a given project in advance of the project beginning as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

     In August 1998, we converted from an S corporation to a C corporation. Prior to becoming a C corporation, our stockholders were taxed individually for their share of our profits or losses. In 1998, we incurred a one-time charge of $2.1 million to establish a deferred income tax liability upon our change from an S corporation to a C corporation. The remaining tax provision for the period ended September 30, 1999 is attributable to federal and state income taxes at the standard statutory C corporation rates for operations from August 7, 1998 to September 30, 1999.

     On November 9, 1999, subsequent to the interim financial information presented herein, we completed an initial public offering of common stock. In conjunction with the closing of that offering, the Company issued 4,600,000 shares of common stock (including an underwriter's over-allotment) for proceeds (after underwriter discounts) of $64,170,000 in cash, which was partially used to payoff approximately $2.5 million of short term debt. In connection with the offering, all convertible preferred stock then outstanding automatically converted into shares of common stock. Each share of Series A preferred stock converted into 3 shares of common stock and each share of Series B preferred stock converted into one share of common stock. The historical financial information discussed below does not take into consideration these transactions which occurred after September 30, 1999.

Results of Operations

     Revenues. Revenues increased 70% from $14.0 million for the three months ended September 30, 1998 to $23.8 million for the three months ended September 30, 1999. The $9.8 million increase was primarily attributable to the addition of new contracts.

     Revenues for the nine months ended September 30, 1999 increased 60% from the nine months ended September 30, 1998. The $21.3 million increase was primarily attributable to the addition of new contracts, offset by a reduction in revenue of $5.0 million from the effects of revised cost estimates related to two fixed-price contracts. The addition of new service offerings, including site development and fixed network engineering, contributed $10.1 million to the new contract revenues.

     Cost of Revenues. Cost of revenues increased 64% from $8.0 million for the three months ended September 30, 1998 to $13.1 million for the three months ended September 30, 1999, primarily due to increased staffing in support of new contracts. Gross margin was 45% of revenues for the three months ended September 30, 1999 compared to 43% for the three months ended September 30, 1998. Gross margin for the three months ended September 30, 1999 increased due to the addition of new higher margin contracts.

     Cost of revenues increased 83% from $18.6 million for the nine months ended September 30, 1998 to $34.1 million for the nine months ended September 30, 1999, primarily due to increased staffing in support of new contracts. Gross margin was 40% of revenues for the nine months ended September 30, 1999 compared to 48% for the nine months ended September 30, 1998. Gross margin for the nine months ended September 30, 1999 was reduced primarily due to a reduction in revenue of $5.0 million from the effects of revised cost estimates related to two fixed-price contracts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including amortization of goodwill, increased 32% from $3.9 million for the three months ended September 30, 1998 to $5.2 million for the three months ended September 30, 1999. The increase was attributable to an increase in executive, administrative, sales and marketing personnel costs, as well as increases in purchases of expendable tools and systems in support of our growth. As a percentage of revenues, selling, general and administrative expenses decreased from 28% for the three months ended September 30, 1998 to 22% for the three months ended September 30, 1999 reflecting consolidation efficiencies following the Entel acquisition in February, 1998.

     Selling, general and administrative expenses, including amortization of goodwill, increased 37% from $8.6 million for the nine months ended September 30, 1998 to $11.8 million for the nine months ended September 30, 1999. The increase was primarily attributable to increases in executive, administrative, sales and marketing personnel costs, as well as increases in purchases of expendable tools and systems in support of our growth. As a percentage of revenues, selling, general and administrative expenses decreased from 24% for the nine months ended September 30, 1998 to 21% for the nine months ended September 30, 1999, reflecting consolidation efficiencies following the Entel acquisition.

     Net Other Income (Expense). For the three months ended September 30, 1999, other expenses were $0.3 million as compared to $0.2 million for the three months ended September 30, 1998. This increase was attributable to increased interest expense and to foreign currency translation losses related to our Brazilian subsidiary.

     For the nine months ended September 30, 1999, other expenses were $0.9 million as compared to $0.3 million for the nine months ended September 30, 1998. This increase was attributable to increased interest expense, foreign currency translation losses related to our Brazilian subsidiary, and the minority interest in our Mexican subsidiary.

     Net Income. Net income for the three months ended September 30, 1999 was $2.8 million, as compared to a net loss of $1.4 million for the three months ended September 30, 1998. The $4.2 million increase was primarily due to revenue and margin increases on new contracts offset in part by an increase in selling, general and administrative expenses. In addition, in 1998, we incurred a one-time charge of $2.1 million to establish a deferred income tax liability upon our change from an S corporation to a C corporation.

     Net income for the nine months ended September 30, 1999 was $5.4 million, as compared to $4.7 million for the nine months ended September 30, 1998. The 15% increase in net income was primarily due to revenue increases on new contracts and the recording of the tax liability associated with our change from an S corporation to a C corporation in 1998.


Liquidity and Capital Resources

     As of December 2, 1999, the latest date which information was available, we had cash and cash equivalents totaling approximately $68.7 million. Of this, proceeds from the Company's initial public offering totaling approximately $64.0 million were invested in short-term investment grade securities.

     As of December 2, 1999, the Company had approximately $6 million outstanding on a $20 million line of credit.

     Future capital requirements will depend upon many factors, including the timing of payments under contracts and our increase in personnel in advance of new contracts.

     Cash provided by and used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was $8.2 million for the nine months ended September 30, 1999 and $6.5 million for the nine months ended September 30, 1998. While cash from contracts increased due to increased collection efforts, cash paid out for income taxes increased as we converted from an S corporation to a C corporation in August of 1998.

     Cash used in investing activities was $4.2 million for the nine months ended September 30, 1999, and $4.5 million for the nine months ended September 30, 1998. Investing activities for the nine months ended September 30, 1998 consist primarily of acquisitions, including the acquisition of Entel in February, 1998 for $3.5 million in cash and $5.2 million paid pursuant to promissory notes, as well as capital expenditures to support the Company's growth. Investing activities for the nine months ended September 30, 1999 consist primarily of $1.7 million paid for the acquisitions of BCI and CRD in February and June 1999, respectively, and $2.4 million in fixed assets and equipment used in operations.

     Cash provided by financing activities for the nine months ended September 30, 1999 was $13.9 million which was primarily derived from the proceeds from sales of preferred stock totaling $15.0 million, partially offset by net repayments on borrowings totaling $1.3 million. Cash provided by financing activities for the nine months ended September 30, 1998 was $6.5 million which primarily consisted of proceeds from sales of preferred stock totaling $21.0 million. Proceeds from the sale of preferred stock were used to repurchase stock from major stockholders for approximately $13.5 million. Net borrowings totaled $2.0 million, and S corporation stockholder distributions totaled $3 million for the period.

     We have no material commitments other than obligations under our credit facilities, operating and capital leases. Our future capital requirements will depend upon many factors, including the timing of payments under contracts and our increase in personnel in advance of new contracts.

     On November 9, 1999, subsequent to the interim financial information presented herein, we completed an initial public offering of common stock. In conjunction with the closing of that offering, we issued 4,600,000 shares of common stock for approximately $64.0 million in cash (net of commissions), which was partially used to payoff approximately $2.5 million of short term debt. The remaining amounts are invested in short-term investment grade securities.

Year 2000 Readiness Disclosure

     Many computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of these design decisions, some of these systems could fail to operate or fail to produce correct results if ''00'' is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the ''Year 2000 Problem.''

     Assessment of Internal Infrastructure. The Year 2000 Problem affects the computers, software and other related equipment that we use, operate or maintain for our operations. We have established a team, led by Integrated Ventures, LLC, our information services provider, responsible for monitoring the assessment and remediation status of our Year 2000 projects and reporting the status of these projects to the Audit Committee of our Board of Directors. We have contacted the vendors of the products that we use for our internal systems in order to gauge their year 2000 compliance. All of our vendors have provided us written assurances that they believe that the third-party hardware and software we use are year 2000 compliant. We have not independently verified these representations. We have, however, been testing our systems to independently verify year 2000 compliance and we expect to complete such testing in the fourth quarter of this year. We cannot be sure that such tests will fully ensure year 2000 compliance of our internal systems. For this and other reasons, we may experience unanticipated negative consequences, including material costs, caused by undetected errors or defects in the technology used in our internal information technology systems.

     As of December 2, 1999, we had completed testing over 85% of our hardware and computer network infrastructure for year 2000 compliance. The actual costs associated with our year 2000 compliance testing is estimated to be less than $25,000 to set up a network test environment and pay the fees charged by our information services provider related to conducting the tests.

     In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices may be affected by the year 2000 problem. We are currently assessing the potential effect and costs of remediating the year 2000 problem on our office equipment and our facilities.

     We believe that the risk to our business of not being year 2000 compliant resides principally in the areas of billing and communications. Failure to be fully year 2000 compliant could affect our information and accounting systems, resulting in delayed or inaccurate customer billing, and associated payment delays. In addition, failure to be fully year 2000 compliant could disrupt or disable our internal and external communications systems. We do not believe, however, that these problems would materially affect our ability to continue to provide services to our customers.

     Costs of Remediation. We do not know if the total cost of completing any required modifications, upgrades or replacements of our internal systems would be material. Based on the activities described above, we do not believe that the Year 2000 Problem will materially interfere with our ability to continue to provide services to our customers or result in material additional costs related to our own year 2000 compliance. However, we cannot be certain that the Year 2000 Problem will not harm our business or operating results. In addition, because we have warranted in some of our contracts that our deliverables will be year 2000 compliant, failure to meet this compliance could result in termination of the relevant contracts or even liability for our customers' related damages. We have not deferred any material information technology projects, nor equipment purchases, as a result of our Year 2000 Problem activities.

     Customers. We have not inquired into the year 2000 compliance efforts or status of our customers. Our customers' deployment plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems. This situation could divert funds and resources otherwise available for outsourced network services and could harm our business. In addition, some customers may wait to deploy networks until after the year 2000, which may reduce our revenues in the near future. Any termination, change, reduction or delay in our projects for key customers could seriously harm our business. Additionally, if our customers are not year 2000 compliant by December 31, 1999, they may face difficulties with their account payment systems, which could result in delayed payments to us.

     Contingency Plan. We have no specific contingency plan to address the effect of year 2000 noncompliance. If, in the future, it comes to our attention that certain of our third-party hardware and software are not year 2000 compliant, then we will seek to make modifications. We cannot be sure that we will be able to modify our systems to comply with year 2000 requirements, and failure to make such modifications in a timely and successful manner could harm our business.

     Disclaimer. The discussion of our efforts and expectations relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third-party vendors' ability to modify proprietary software, and unanticipated problems not identified in the ongoing compliance review.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to foreign currency risks due to both transaction and translation between a functional and reporting currency. The Company currently does not hedge any of these risks because (1) cash flows from foreign operations in Mexico are generally reinvested locally, (2) foreign operations in Brazil are minimal and (3) we do not believe that to do so is justified by the current exposure or the cost at this time. The Company is exposed to the impact of foreign currency fluctuations due to the operations of and intercompany transactions with its consolidated subsidiaries in Mexico and Brazil. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. At September 30, 1999 there were $1.6 million and $0.9 million owing to the Company from its Mexican and Brazilian subsidiaries, respectively. These intercompany receivables are denominated in US dollars. The potential foreign currency translation losses from a hypothetical 10 percent adverse change in the exchange rates from these intercompany balances are $160,000 and $90,000 from Mexico and Brazil, respectively. In addition, we estimate that a 10% change in foreign exchange rates would impact reported operating profit for the three and nine months ended September 30, 1999 by $485,000 and $425,000. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Operations with and by foreign subsidiaries was insignificant at September 30, 1998.

     As of December 2, 1999, the latest date for which detailed information was available, we had cash or cash equivalents of approximately $68.7 million. Of this cash, $64 million is invested in interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

(a).    Changes in Certificate of Incorporation
        ---------------------------------------
Prior to the effectiveness of the Company's initial public offering on November 4, 1999, the Company filed a Restated Certificate of Incorporation to increase the total number of authorized shares of the Company's stock, and to adopt certain stockholder protection measures. Upon the consummation of the Company's initial public offering on November 9, 1999, all the then outstanding Series A preferred stock and Series B preferred stock automatically converted into Common Stock. Following such conversion, the Company filed a further Restated Certificate of Incorporation that reflects the deletion of provisions relating to those series of preferred stock.

(b).   Use of Proceeds from Sales of Registered Securities
       ---------------------------------------------------
On November 9, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value per share. The managing underwriters in the offering were Credit Suisse First Boston, Hambrecht & Quist and Thomas Weisel Partners LLC. The shares of Common Stock sold offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-85515) ("the "Registration Statement") that was declared effective by the Commission on November 4, 1999. All 4,600,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option, were sold at a price to the public of $15.00 per share. The offering resulted in gross proceeds of $69,000,000, of which $4,830,000 was applied toward commissions to the underwriters. Expenses related to the offering are estimated to be $1,000,000. After deducting underwriting commissions, the Company received net proceeds of approximately $64,170,000. As of November 30, 1999, the Company has used the net proceeds from the offering to
(i) repay $2,535,210 of short-term debt and (ii) invest in interest-bearing, investment grade securities. The offering proceeds will be used for working capital and general corporate purposes. In addition, the Company may use a portion of the net proceeds to acquire businesses; however, the Company currently has no commitments or agreements and is not involved in any material negotiations to do so. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent (10%) or more of any class of equity securities of the Company, or an affiliate of the Company.


Item 6.   Exhibits and Reports on Form 8-K:

(a).  Exhibits:
      --------

      27  Financial Data Schedule


(b).  Reports on Form 8-K:
      --------------------

      None.

    SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WIRELESS FACILITIES, INC.

Date:      December 15, 1999           By: /s/  MASSIH TAYEBI
                                                Massih Tayebi
                                                Chief Executive Officer

                                       By: /s/  THOMAS A. MUNRO
                                                Thomas A. Munro
                                                Chief Financial Officer


                                 EXHIBIT INDEX


Exhibit
Number            Description of Document
 27        Financial Data Schedule