Form 10-K405
period 1999-12-31
WIRELESS FACILITIES INC
filed 2000-03-30
CIK 1069258

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

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
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                 -----------------------------------------
         COMMON STOCK, PAR VALUE $0.001                             NASDAQ

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock (Common Stock) held by non-affiliates as of March 24, 2000 was approximately $1.5 billion, based on the closing sale price on the NASDAQ market exchange on that date.*

   The number of shares outstanding of the Registrant's Common Stock was 40,187,857 as of March 24, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Certain portions of registrant's proxy statement for the annual meeting to be held on June 22, 2000 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

   Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-85515) are incorporated by reference into Part IV of this Form 10-K.
--------
* Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 24, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           WIRELESS FACILITIES, INC.

                               ----------------

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I

  Item 1.  Business.....................................................    3
  Item 2.  Properties...................................................   21
  Item 3.  Legal Proceedings............................................   21
  Item 4.  Submission of Matters to a Vote of Security Holders..........   22

 PART II

  Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................   23
  Item 6.  Selected Financial Data......................................   24
  Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   25
  Item 7a. Quantitative and Qualitative Disclosure about Market Risk....   29
  Item 8.  Financial Statements and Supplementary Data..................   30
  Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   30

 PART III

  Item 10. Directors and Executive Officers of the Registrant...........   31
  Item 11. Executive Compensation.......................................   31
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management..................................................   31
  Item 13. Certain Relationships and Related Transactions...............   31

 PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   32

                                    PART I

ITEM 1. BUSINESS

   This report contains forward-looking statements. These statements relate to future events or its future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled "Risk Factors" in Item 1 in this Form 10-K, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

   Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of the Form 10-K to conform such statements to actual results or to changes in its expectations.

DESCRIPTION OF THE BUSINESS

 INTRODUCTION

   Wireless Facilities, Inc. ("the Company") is an independent provider of outsourced services for the wireless communications industry. The Company was incorporated in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated on August 30, 1998, in the state of Delaware. The Company completed its initial public offering on November 5, 1999.

   The Company plans, designs and deploys and manages wireless telecommunications networks. This work involves radio frequency engineering, site development, project management and the installation of radio equipment. The Company has also expanded its services to include network management, which involves day-to-day optimization and maintenance of wireless networks. As part of its strategy, the Company is technology and vendor independent. The Company believes that this aligns its goals with those of its customers and enables it to objectively evaluate and recommend specific products or technologies. The Company provides network design and deployment services to wireless carriers such as AT&T affiliates Telecorp Inc. and Triton PCS; equipment vendors such as Siemens and Lucent; and wireless broadband carriers such as CommcoTec, Nextlink and Metricom, Inc.

   The Company's services are designed to improve its customers' competitive position through the planning, deployment and management of their networks. The Company developed a methodology for planning and deploying wireless networks that allows it to deliver reliable, scalable network solutions. The Company offers its services primarily on a fixed-price basis with scheduled deadlines for completion times, that is, on a time-certain basis. The Company believes this enables its customers to reliably forecast the costs and timing of network deployment and management. This allows its customers to focus on their core competencies and rely on the Company for planning, deploying and managing their networks.

   Since 1995, the Company has completed projects for more than 95 customers, ranging in scope from the installation of a single cell site to multi-year, large-scale deployment contracts. In the past two years, the Company has expanded its operations internationally and has completed projects in 27 countries. In addition to its U.S. operations, as of December 31, 1999, the Company had ongoing projects in Argentina, Brazil, Congo, India, Kuwait, Mexico, Morocco, Oman, Puerto Rico, Spain, South Korea, Turkey, The Congo, Nigeria and the United Kingdom.

 INDUSTRY BACKGROUND

   Wireless networks are telecom systems built using radio equipment. The implementation of a wireless network involves several project phases, including planning, design and deployment. During the planning phase, decisions are made about the type of equipment to be used, where it will be located and how it will be configured. These decisions are based on a number of analytical considerations, including phone subscriber profiles and target markets, forecasts of call usage, radio engineering analysis and financial modeling and forecasting. The design phase follows, and involves the coordinated efforts of radio engineers, site development professionals and other technical disciplines. Potential equipment sites are identified, based on a range of variables including radio propagation characteristics, economics, site access, and construction feasibility.

   Once a network design has been accepted, land or building rooftops must be bought or leased for towers or telecom equipment, including radio base stations, antennas and supporting electronics. This site development phase requires input from a number of specialists, including real estate, land use and legal professionals who work with local jurisdictions to get any necessary land use, zoning and construction permits. Next, construction and equipment installation must be performed. Finally, radio frequency engineers commission the new radio equipment, test it, integrate it with existing networks and tune the components to optimize performance.

   Once placed in service, wireless networks must be continually updated, recalibrated and tuned. Traffic patterns change, trees or buildings may block radio signals and interference may be encountered from neighboring or competing networks or other radio sources. Usage patterns may change because of new rate plans, new features or increasing sales. Optimization is the process of tuning the network to take into account such changes, and often gives rise to maintenance tasks such as antenna changes, new equipment installations or the replacement of substandard or failed components.

 GROWTH OF THE WIRELESS TELECOM INDUSTRY

   Wireless telecom is one of the most rapidly growing technologies in the world today, driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services, also known as wireless broadband services. Since 1992, wireless has been the fastest-growing telecom market sector, according to Forrester Research. International Data Corporation expects that by 2003, the U.S. wireless subscriber base will grow to over 185 million from 111 million in 1998, generating revenues in excess of $68 billion. In April 1999, Dataquest estimated that the number of users of wireless handsets worldwide will grow to over 500 million by 2001. The demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in the emerging third-generation (3G) standard. High speed fiber networks are being coupled with broadband wireless technologies to deliver enhanced telecom capabilities and features to new customers and markets. According to Dataquest in February 1999, the market for broadband wireless access services in North America alone is expected to generate $7.8 billion in revenue by 2002.

   Wireless carriers must continuously upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for pervasive wireless service. Additionally, new carriers are entering the market as a result of deregulation, the issuance of new licenses and the demand for new services, fueling the development of new networks. As a result, carriers are deploying new network equipment both in the U.S. and internationally. Worldwide sales of wireless telecom equipment are estimated to reach $31.8 billion in 1999, according to Dataquest in April 1999. New technologies, such as broadband wireless, are helping to fuel demand for more advanced wireless equipment. In February 1999, Dataquest estimated that the market for broadband wireless equipment in North America would grow from $90.7 million in 1998 to $901.3 million in 2002, a compound annual growth rate of 77.5%.

 CHANGES IN THE WIRELESS TELECOM INDUSTRY

   As carriers deploy their wireless networks, they face significant competition. Through privatization in the 1980s and deregulation in the 1990s, both domestically and internationally, the competitive landscape has changed for wireless carriers. For carriers to differentiate themselves and remain competitive in this new environment, they are deploying networks to:

  . provide seamless nationwide coverage and avoid expensive roaming costs on competitors' networks in markets where carriers do not currently own infrastructure;

  .  offer PCS service in new geographic markets;

  . offer enhanced services, such as one rate plans, calling party pays, caller ID, text messaging and emergency 911 locator services;

  . implement the new third-generation (3G) network standard to deliver wireless broadband data services, including Internet access and two-way e-mail;

  . introduce other emerging data networking and broadband technologies, such as LMDS, MMDS and other point-to-multipoint architectures, for the provision of high speed data wireless Internet access and other broadband services; and

  . offer wireless local loop systems domestically to bypass incumbent wireline competitors and in developing countries lacking modern wireline telephone infrastructure.

   The convergence of traditional wireless, wireline and cable services is also adding complexity to the telecom environment as carriers deploy networks spanning traditional wireless/wireline boundaries to offer these enhanced services and new technologies.

 NEW CHALLENGES FOR WIRELESS CARRIERS AND EQUIPMENT VENDORS

   Due to this increasingly competitive environment, carriers are focused on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better quality, faster data transmission and lower prices. The proliferation of carriers and new technologies has created an environment where speed to market is an important component of a wireless carrier's success. Carriers are also faced with the challenge of managing increasingly complex networks and technologies. For example, the introduction of wireless Internet technologies and the growth in broadband wireless services requiring the transmission of large amounts of data creates additional new technological hurdles for carriers establishing or upgrading their networks. In this dynamic environment, customer acquisition and retention are key determinants of success. In our experience this has led carriers to increasingly prioritize their resources, focusing on revenue generating activities and outsourcing when they can do so effectively.

   In the Company's experience, the changing environment is also placing significant operational challenges on carriers. Carriers must make decisions about which geographic markets to serve and which services and technologies to offer. Staffing challenges and process implementations can present cost uncertainties and operational challenges for carriers to deploy and manage their networks. Additionally, networks are being deployed with equipment from unrelated vendors, posing system integration challenges. This situation is exacerbated by consolidation in the industry, which often entails the integration of distinct networks.

   Equipment vendors are also facing numerous challenges, as they develop new generations of equipment with increased features and functionality. Vendors must provide equipment that can be deployed within a carrier's existing network and integrate with equipment offered by other vendors. As a result of the rapid pace of technological change, the Company believes that equipment vendors have increasingly focused on offering competitive product solutions and outsourced services such as network design, deployment and management.

 THE NEED FOR OUTSOURCING

   The Company believes that carriers and equipment vendors are outsourcing network planning, deployment and management to focus on their core competencies and refine their competitive advantage. In the Company's experience, wireless carriers and equipment vendors who are seeking outsourcing are looking for service providers who:

  .  offer turnkey solutions;

  .  are technology and vendor independent;

  .  offer fixed-price, time-certain services; and

  . have sufficient numbers of highly skilled, experienced employees capable of handling large-scale domestic and international projects.

 THE WFI SOLUTION

   The Company provides outsourced services to telecom carriers and equipment vendors for the planning, design, deployment and ongoing optimization and management of wireless networks. The Company offers turnkey solutions on a fixed-price, time-certain basis. The Company has expertise with all major wireless technologies, and has deployed equipment supplied by a majority of the world's leading equipment vendors. The Company is able to manage large scale deployments for its customers, both domestically and internationally. The Company's project management process enables it to meet its customers needs on time and within budget without compromising quality.

   Turnkey Solutions. Traditionally, carriers engaged a number of firms or used internal personnel to build and operate their wireless networks. In this case, the carrier was responsible for the coordination and integration of the various groups and defined and implemented the process to be used. The end-to-end, or turnkey, approach that we offer allows the carrier to engage a single responsible party who is accountable for delivering and managing the network under a single contract. In contrast to traditional methods, we provide management services during each phase of the engagement, enabling us to efficiently schedule processes and resources, reducing the time and cost of network deployment and management. The Company provides its customers with a primary point of accountability and reduces the inefficiencies associated with coordinating multiple subcontractors. In addition, the Company eliminates the need for a carrier or equipment vendor to assemble, train and retain network deployment and management staff, resulting in cost savings. This allows carriers and vendors to focus their resources on revenue generating activities.

   Technology and Vendor Independence. The Company has experience in all major wireless technologies, including migration from analog systems to digital systems; digital: PCS, GSM, TDMA, CDMA and iDEN; and wireless Internet and emerging broadband wireless technologies such as LMDS and MMDS. Two critical components of the Company's ability to meet and exceed customer expectations are its broad scope of services and its technology expertise and independence. The Company is continually keeping abreast of next generation technologies to maintain technology expertise. Consistent with its vendor independent policy, the Company has not aligned itself with the products of any particular vendor. The Company provides services to many of the largest wireless carriers and with engineering staff qualified and approved by nearly every major wireless equipment vendor. The Company's technology and vendor independence results in objective recommendations to the customer based on the full profile of the customer's needs.

   Fixed-Price and Time-Certain Delivery. The Company's services are sold primarily on a fixed-price, time-certain basis, where its customers pay by the cell site or project, rather than by the hour. By selling its services primarily on a fixed-price, time-certain basis, the Company enables its customers to better forecast their capital expenditures and more accurately forecast the timing and costs of network deployment and management. This allows them to focus on their core competencies and rely on the Company for the cost-effective planning, deployment and management of their networks.

   Proven Methodology. The Company's project management process enables it to meet its customers' needs on a fixed-price, time-certain basis without compromising quality. The Company leverages its experience, obtained from implementing hundreds of projects, to reduce time to market for new projects. For example, project managers utilize the Company's project management process to chart project progress and coordinate the integration of numerous specialized activities during the design and deployment of a network. The Company facilitates efficient feedback of information among the various specialized activities so that its project teams work quickly and effectively. Through this coordinated effort and the use of Tracker, its project tracking software tool, the Company is able to optimize resource deployment and deliver solutions on time and within budget.

   Depth and Scale. The Company's principal asset is its staff of over 800 people, over 89% of whom work directly on customer projects. The Company currently has more than 250 engineers, 35% of whom have advanced degrees. The Company's technological expertise and industry knowledge has enabled it to form strong customer relationships with early stage telecom ventures, as well as established carriers and equipment vendors. In the past two years, the Company has been engaged on projects in 27 countries. In addition, the Company has established corporate resource centers in Mexico, Brazil, India and the United Kingdom. The Company believes its presence in these countries facilitates its ability to customize its services to meet international customers' specific needs.

 STRATEGY

   The Company's objective is to be the global leader in telecom outsourcing. This means being the leading independent provider of complete outsourced telecom network services, including network planning; design; deployment; and management. The key elements of the Company's strategy include:

   Focus on customer satisfaction. The Company's long-term success depends upon its ability to consistently deliver value to its customers in the form of completed projects, rendered to the highest professional standards, delivered on time and within budget. By offering turnkey solutions on a fixed-price, time-certain basis, the Company holds itself to the expectations set with its customers. The Company strives to exceed customer expectations on every project. The Company believes it has been successful in developing customer loyalty and trust because of its high standards and vendor and technology independence. Customer satisfaction is demonstrated by the fact that a majority of its customers have used WFI services for repeat projects.

   Expand the suite of services the Company offers and pursue cross-selling opportunities. Since its inception, the Company has continually looked for new ways to serve its customers. An example is the recent expansion of its service offerings to include network management services, an outgrowth of its network optimization services. Expanding its services provides new channels for revenues and the ability to cross-sell its suite of services to existing customers. For instance, the Company often utilizes its pre-deployment consulting services to establish relationships with customers as soon as a project is conceived. Based on this relationship, the Company pursues opportunities for network design and deployment. Once a network is deployed, the Company offers ongoing network operations, maintenance and optimization services. The Company's experience with emerging technologies also offers cross-selling opportunities for network upgrades and deployment of a carrier's next generation network. As technologies continue to evolve and networks become more complex, the Company will continue to expand its services to meet the changing needs of its customers.

   Remain at the forefront of new technologies. Emerging technologies present numerous opportunities and challenges for existing carriers and vendors as well as for new carriers. The Company's customers depend on them to draw upon their extensive design and deployment experience to recommend optimal solutions to them. To achieve this, the Company has in-house training programs for all technical personnel. The Company will continue to actively market its technology expertise to wireless carriers and equipment vendors that are deploying leading edge technologies. This permits the Company to gain valuable experience deploying new technologies, while also adding value to these customers' products and services offerings. Additionally, employees in the Company's Advanced Technology Group are members of and participate with industry standards setting bodies to develop domestic and international standards for next generation telecom products by attending standard setting forums and making contributions to new standards.

   Pursue opportunities for international growth. International markets represent a significant opportunity for future growth. The Company established corporate resource centers in Mexico and Brazil in 1998 and has continued this expansion in 1999 by adding corporate resource centers in India and the United Kingdom. Initially, the Company's international revenues resulted from deployment contracts with multinational equipment vendors. However, as the Company continues to penetrate foreign markets, it expects to continue to capitalize on opportunities created by privatization, new licensees and the expansion of wireless local loop networks.

   Continue to attract and retain qualified personnel. Technology drives the Company's industry. As a result, the Company's engineers and site development teams are critical to its success. The Company has implemented an institutional process for career development, training and advancement. The Company intends to continue to attract and retain qualified staff by offering its employees challenging projects and opportunities to work with emerging technologies within a corporate culture that fosters innovation and encourages learning and professional development. The Company intends to continue to build its recruiting organization and to invest in training and professional development.

   Capitalization on prior project experience. The Company has participated in the deployment of over 8,000 cell sites. The experience it has gained through these projects is reflected in its project management process and proprietary project management tools. This experience allows the Company to optimize the allocation of its resources and consistently meet our customers' needs on a fixed-price, time-certain basis without compromising quality. The Company will continue to refine its processes, methodologies and project management tools, matching them to new customer and technology requirements.

   Pursue strategic acquisitions. The Company intends to continue to pursue acquisitions that will supplement its technical expertise, allow it to acquire additional human resources or strategic customer relationships or expand its presence in key geographic markets where it could more effectively complete a project or gain access to new contracts. From January 1, 1998 through March 31, 2000, the Company acquired six companies to strengthen its ability to provide ongoing network optimization and management services, extend its geographic reach, broaden its technical expertise and add professional resources.

 PRE-DEPLOYMENT PLANNING SERVICES

   The Company provides pre-deployment planning services for all steps involved in developing or refining a deployment strategy.

   Strategic and Business Consulting. A business consulting group utilizes its expertise and experience to analyze the financial, engineering, competitive market and technology issues applicable to a proposed network deployment project. They assist a customer's management team in analyzing various strategic options before an execution decision has been made. Drawing on the demographic analysis and preliminary network dimensioning performed by a geographic information systems (GIS) team and benchmarks for deployment-related expenditures from our various functional groups, consultants create new business strategies or evaluate the deployment strategies the customer has already developed. Services include:

  .  business and financial modeling;

  .  defining subscriber profiles and target markets;

  .  usage forecasting; and

  . market planning, competition, regulatory, GIS and network configuration analysis.

   These services are especially important to start-up carriers that have limited resources and access to information.

   Technology Evaluation and Vendor Selection. The Advanced Technology Group, a group of experts in wireless telecom technologies and applications, assists customers in determining the best equipment for a particular project, analyzing the feasibility of a particular technology for a network plan and managing the bidding process from multiple equipment vendors. Consistent with WFI independence from vendors and technology, evaluation and selections are made to suit the customer profile of needs.

   GIS Analysis. A GIS team studies and analyzes the traffic patterns, population density, topography and propagation environment in each market under consideration.

   The Company has worked on a number of high profile business and technology planning projects in the wireless industry, including not only mobile services but also broadband and satellite technologies. Although the size of these projects is typically smaller in scope than design and deployment projects, they are strategically important to the Company because they represent opportunities to build relationships and credibility with customers during the planning phase and enhance the Company's experiences with leading edge technologies. These services are typically offered on a time and materials basis.

 DESIGN AND DEPLOYMENT SERVICES

   The Company provides a range of services for the full design and deployment of wireless networks. Such services include:

   Radio Frequency Engineering. Radio frequency engineers design each integrated wireless system to meet the customer's transmission requirements. These requirements are based upon a projected level of subscriber density and traffic demand and the coverage area specified by the operator's license or cost-benefit decisions. The Company's engineers perform the calculations, measurements and tests necessary to determine the optimal placement of the wireless equipment. In addition to meeting basic transmission requirements, the radio frequency network design must make optimal use of radio frequency and result in the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. The constraints may be imposed by cost parameters, terrain, license limitations, interference with other operators, site availability, applicable zoning requirements and other factors.

   Microwave Relocation. To enable customers to use the radio frequency spectrum they have licensed, it is often necessary for them to analyze the licensed spectrum for microwave interference and move incumbent users of this portion of the spectrum to new frequencies. The Company assists its customers in accomplishing this microwave relocation by providing complete point-to-point and point-to-multipoint line-of-sight microwave engineering and support services. The Company has engineered and constructed more than 2,000 analog and digital microwave systems. Engineering and support services include identifying existing microwave paths, negotiating relocation with incumbent users, managing and tracking relocation progress and documenting the final decommissioning of incumbent users.

   Fixed Network Engineering. Most wireless calls are ultimately routed through a wireline network. As a result, the traffic from wireless networks must be connected with switching centers within wireline networks. The Company establishes the most efficient method to connect cell sites to the wireline backbone, whether by microwave radio or by landline connections. Company engineers are involved in specifying, provisioning and implementing fixed network facilities. Additionally, the convergence of voice and data networks, specifically through broadband technologies, such as LMDS, MMDS and Fast Ethernet, has created a new demand for specialized fixed network engineering skills. These skills include planning, design, capacity and traffic analysis for packet-switched and Internet protocol router-based network elements. Engineering teams are trained in specialized data networking and Internet protocol engineering issues.

   Site Development. Site development experts study the feasibility of placing base stations in the area under consideration from a zoning perspective, negotiate leases and secure building permits, supervise and coordinate the civil engineering required to prepare the rooftop or tower site, manage multiple construction subcontractors and secure the proper electrical and telecom connections.

   Installation and Optimization Services. The Company installs radio frequency equipment, including base station electronics and antennas, and recommend and implement location, software and capacity changes required to meet the customer's performance specifications. The Company provides installation and optimization services for all major PCS, cellular and broadband wireless air interface standards and equipment manufacturers. The Company also performs initial optimization testing of installed networks to maximize the efficiency of these networks.

 NETWORK MANAGEMENT SERVICES

   Network management services are comprised of post-deployment radio frequency optimization services and network operations and maintenance services.

   Post-Deployment Radio Frequency Optimization. Upon initial deployment, a network is optimized to provide wireless service based upon a set of parameters existing at that time, such as cell density, spectrum usage, base station site locations and estimated calling volumes and traffic patterns. Over time, call volumes or other parameters may change, requiring, for example, the relocation of base stations, addition of new equipment or the implementation of system enhancements. The Company offers ongoing radio frequency optimization services to periodically test network elements, tune the network for optimal performance and identify elements that need to be upgraded or replaced.

   Network Operations and Maintenance. For customers with ongoing outsourcing needs, the Company can assume responsibility for day-to-day operation and maintenance of their wireless networks. The relationship the Company develops with its customers for this type of outsourcing contract begins with a team of engineers and other professional and support staff matched to the customer's specific needs. The Company takes into account such variables as grade of service and reliability requirements, equipment manufacturer certification and geographic layout of the system in question for determining the allocation of site maintenance and other responsibilities between its service team and the customer's own personnel. The Company provides staffing to perform the necessary services for ongoing optimization, operations, maintenance and repair of critical network elements, including base station equipment, mobile switching centers and network operating centers to the extent required by its customers. The Company also provides training services for the internal network staff of its customers.

 METHODOLOGY AND TECHNOLOGY

   Project Management Process. The Company believes that its project management process is critical for the successful execution of its business model. Project managers use Company methodology and proprietary tools to coordinate the various specialized activities involved in bidding, planning, designing, deploying and optimizing networks on an ongoing basis. Through the coordination of project managers and functional experts, the Company is able to integrate and account for the various pieces of a turnkey engagement.

   The Company has built upon past experiences in developing an analytical framework to provide scalable solutions to clients. While there are features unique to each project, there are often similarities among projects. The project management process is designed to bring the expertise developed during prior engagements to bear on each new project.

   The Company continues to dedicate resources to maintaining and improving the project management process. At the conclusion of each engagement, incremental knowledge gained during the course of the project is incorporated into a knowledge database. The Company believes that the implementation and improvement of the project management process ultimately benefits clients. The methodology enables the Company to leverage technological and industry expertise to deliver reliable networks in a rapid fashion without sacrificing quality. The Company is committed to continually refine the project management process, customizing it for each new customer and for each new technology opportunity.

   Project Tracking Tool. The Company has acquired and implemented Tracker, a proprietary software tool providing critical support and coordination to the project management process. Tracker allows a project manager to view the entire deployment process in graphical format and to keep detailed project notes. In cooperation with

Integrated Ventures, LLC, which developed Tracker, the Company is currently upgrading Tracker so it will be Web-based and allow project data to be viewed simultaneously by multiple personnel providing access to current information. Tracker assists the Company by refining and building upon past experiences. In addition, Tracker permits easy auditing of the data of a particular project by management and customers.

 SALES AND MARKETING

   The Company markets and sells services through a direct sales force to wireless carriers and equipment vendors. As of December 31, 1999, the Company employed fifteen full-time sales and marketing staff. Sales personnel work collaboratively with senior management, consulting and deployment personnel to develop new sales leads and secure new contracts. Each salesperson is expected to generate new sales leads and take responsibility as an account manager for specified accounts with existing customers. As account manager, the salesperson works with planning and deployment personnel assigned to that customer to identify opportunities for performing additional services for that customer.

 RECENT DEVELOPMENTS

   On January 11, 2000, the Company completed the acquisition of certain assets from The Walter Group, Inc. ("TWG"), a Washington corporation. TWG is a privately-held provider of management consulting and network development services to the wireless communications market. This acquisition serves to further strengthen the Company's turnkey network design, deployment and management capabilities in the areas of business planning, site acquisition and program management. In conjunction with the acquisition, TWG employees were offered employment with the Company, and former TWG shareholders signed two-year consulting and non-compete agreements. The acquisition was effective January 1, 2000. Consideration consisted of $5,440,000 in cash and stock valued at $4,100,000. Cash payment to TWG was from proceeds received from the Company's initial public offering.

   On March 13, 2000, the Company acquired rights to own and operate a network operations center from Ericsson. The center, located in Dallas, Texas, was purchased for $6,350,000 in cash. The network operations center facility will be integrated into the Company's existing Network Management organization.

 CUSTOMERS

   The Company provides network design, deployment and management services to wireless carriers and equipment vendors. It is also actively targeting carriers deploying new wireless broadband networks. Additionally, the Company has provided services to satellite service providers and wireless tower companies. Since 1995, the Company has completed projects for more than 95 customers in 27 countries. Set forth below is a representative list of customers which has generated at least $100,000 in revenue in 1999:


   SATELLITE               CD Radio         WIRELESS CARRIERS    Afritel
                           Globalstar                            AT&T
   DATA                    ART                                   CSMG
                           Broadstream                           Leap Wireless
                           Nextlink                              Metricom
                           Pagenet                               Mexico-Pegaso
                           Teligent                              Nextel
   EQUIPMENT VENDORS       Ericsson                              Omnipoint
                           Lucent                                Sprint
                           Motorola                              Telecorp
                           Nortel                                Telephia
                           Qualcomm                              Tritel
                           Siemens                               Triton
   TOWER COMPANIES         American Tower                        US West
                           Crown Castle

   For the year ended December 31, 1999, sales to three customers comprised 14%, 11% and 10%, respectively, of total revenues.

 PROPRIETARY RIGHTS

   From time to time the Company has sought, and will continue to seek, patent protection, where appropriate, for inventions arising out of its research and development efforts. As a result of such efforts, the Company owns the rights to approximately 12 patents or patent applications relating to various wireless communication technologies. The Company has also applied for federal trademark protection for its service mark, "We Make Wireless Work."

   In addition, the Company enters into confidentiality agreements with its employees, consultants, sub-contractors and customers; and limits access to and distribution of its proprietary information.

 EMPLOYEES

   As of December 31, 1999 the Company employed 828 full time employees worldwide, including 725 in network and deployment services, 15 in sales and marketing, and 88 in general and administrative roles. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be satisfactory.

 INDUSTRY SEGMENT INFORMATION

   Prior to the year ended December 31, 1999, the Company provided only design and deployment services. In 1999, the Company added business consulting and network maintenance to the list of services it provides. The following table sets forth the contribution of the Company's industry segments to net sales and operating profit for the fiscal year ended December 31, 1999:

                                                                      OPERATING
                                                          REVENUES     INCOME
                                                         ----------- -----------
   Design and deployment................................ $86,873,279 $16,172,059
   Network management................................... $ 4,541,158 $ 1,098,643
   Business consulting.................................. $ 1,274,848 $   362,049
                                                         ----------- -----------
       Total............................................ $92,689,285 $17,632,751
                                                         =========== ===========

 GEOGRAPHIC SEGMENT INFORMATION

   In 1999 the Company realized approximately 34% of its revenues from projects outside of the U.S. Revenues for the year ended December 31, 1999 and long-term assets at December 31, 1999 derived by geographic segment are as follows:

                                                          REVENUES     ASSETS
                                                         ----------- -----------
   United States........................................ $61,054,827 $12,644,394
   Foreign..............................................  31,634,458     234,430
                                                         ----------- -----------
       Total............................................ $92,689,285 $12,878,824
                                                         =========== ===========

 COMPETITION

   The Company's market is highly competitive and fragmented and is served by numerous service providers. However, primary competitors are often the internal engineering departments of carrier and equipment vendor customers. With respect to radio frequency engineering services, the Company competes with service providers that include CelPlan Technologies, Comsearch (a subsidiary of Allen Telecom Inc.), LCC International,

Manpower Inc. and Metapath Software International. The Company competes with site acquisition service providers that include Cellular Realty Advisors, Inc. and Whalen & Company, Inc. (a subsidiary of Tetra Tech, Inc.). These companies have also engaged in some site management activities. Competitors that perform civil engineering work during a build-out are normally regional construction companies. The Company competes with engineering and project management companies like Bechtel Group, Inc., Black & Veatch and Fluor Daniel Inc. for the deployment of wireless networks. They are significant competitors given their project finance capabilities, reputations and international experience. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than the Company.

   The Company believes that the principal competitive factors in its market includes the ability to deliver results within budget and on time, reputation, accountability, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies, such as broadband wireless, has become increasingly important. The Company believes that the ability to integrate these technologies, as well as equipment from multiple vendors, gives it a competitive advantage as the Company can offer the best technology and equipment to meet a customer's needs. The Company believes its ability to compete also depends on a number of additional factors which are outside of its control, including:

  .  the prices at which others offer competitive services;

  . the willingness of our competitors to finance customers' projects on favorable terms;

  .  the ability of our customers to perform the services themselves; and

  .  the extent of our competitors' responsiveness to customer needs.

                                 RISK FACTORS

   Investors should carefully consider the following risk factors and all other information contained in this Report on Form 10-K. Investing in the Company's common stock involves a high degree of risk. Risks and uncertainties, in addition to those described below, that are not presently known to the Company or that the Company currently believes are immaterial may also impair business operations. If any of the following risks occur, the Company's business could be harmed, the price of the Company's common stock could decline and the Company's investors may lose all or part of their investment. See the note regarding forward-looking statements included in Item
1. Business.

   BUSINESS WILL NOT OPERATE EFFICIENTLY AND RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF THE COMPANY IS UNABLE TO MANAGE GROWTH EFFECTIVELY.

   The Company is experiencing a period of significant expansion and anticipates that further expansion will be required to address potential growth in the demand for new and existing services. From January 1, 1998 to December 31, 1999, the number of employees increased from 83 to 828. In order to increase revenues significantly, the Company will need to hire a substantial number of personnel in the near future, including project management, engineering and direct sales and marketing personnel. The actual number of employees needed is not determinable and may fluctuate drastically depending on the size and number of new contracts received and any changes to the scope of existing projects. The Company expects this expansion to continue to place a significant strain on managerial, operational and financial resources.

   To manage the expected growth of operations and personnel will require that the Company:

  . improve existing, and implement new operational, financial and management controls, reporting systems and procedures;

  . complete the implementation of a new financial management and accounting software program and install other new management information systems; and

  .  integrate, train, motivate and manage employees.

   If the Company fails to address the issues above or if expected growth does not materialize, the Company's business may be harmed.

   THE COMPANY MAY NOT BE ABLE TO HIRE OR RETAIN A SUFFICIENT NUMBER OF QUALIFIED ENGINEERS AND OTHER EMPLOYEES TO SUSTAIN ITS GROWTH, MEET ITS CONTRACT COMMITMENTS OR MAINTAIN THE QUALITY OF ITS SERVICES.

   Future success will depend on the Company's ability to attract and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers, and the Company may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for services. In addition, as of December 31, 1999, 22% of the employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The Department of Labor has proposed new regulations that would temporarily place greater requirements on H-1B dependent companies, which may restrict the Company's ability to hire workers under the H-1B visa category in the future. In addition, immigration policies are subject to rapid change and any significant changes in immigration law or regulations may further restrict the Company's ability to continue to employ or to hire new workers on H-1B visas and could harm the business.

   QUARTERLY RESULTS ARE EXPECTED TO FLUCTUATE. IF THE COMPANY FAILS TO MEET EARNINGS ESTIMATES, THE COMPANY'S STOCK PRICE COULD DECLINE.

   Quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside the Company's control. The factors outside the Company's control include:

  . the timing and size of network deployment by carrier customers and the timing and size of orders for network equipment built by vendor customers;

  .  fluctuations in demand for services;

  .  the length of sales cycles;

  .  reductions in the prices of services offered by competitors

  .  costs of integrating technologies or businesses; and

  .  telecom market conditions and economic conditions generally.

   The factors within the Company's control include:

  . changes in the actual and estimated costs and timing to complete fixed-price, time-certain projects;

  . the timing of expansion into new markets, both domestically and internationally; and

  .  the timing and payments associated with possible acquisitions.

   Due to these factors, quarterly revenues, expenses and results of operations could vary significantly in the future. Investors should take these factors into account when evaluating past periods, and, because of the potential variability due to these factors, investors should not rely upon results of past periods as an indication of the Company's future performance. In addition, the long-term viability of the Company's business could be negatively impacted if there were a downward trend in these factors. Because the Company's operating results may vary significantly from quarter to quarter based upon the factors described above, results may not meet the expectations of securities analysts and investors, and this could cause the price of the Company's common stock to decline significantly.

   AN INCREASING PERCENTAGE OF THE COMPANY'S REVENUE IS ACCOUNTED FOR ON A PERCENTAGE-OF-COMPLETION BASIS WHICH COULD CAUSE QUARTERLY RESULTS TO FLUCTUATE.

   An increasing percentage of the Company's revenue is derived from fixed priced contracts which are accounted for on a percentage of completion basis. The portion of revenue from fixed price contracts has grown significantly as a percentage of revenues. For example, in 1997 fixed price contracts accounted for approximately one-third of total revenues, while in 1999 fixed price contracts accounted for almost two-thirds of total revenues. With the percentage-of-completion method, in each period expenses are recognized as they are incurred and revenues are recognized based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue recognized in a given quarter depends on the costs incurred for individual projects and the then current estimate of the total remaining costs to complete individual projects. If in any period the total costs to complete a project are significantly increased, the Company may recognize very little or no additional revenue with respect to that project. As a result, gross margin in such period and in future periods may be significantly reduced and in some cases the Company may recognize a loss on individual projects prior to their completion. For example, in 1999 the Company revised the estimated costs to complete two large contracts which resulted in a reduction of gross margins of 9.9% in the first quarter of 1999 and 6.9% in the second quarter of 1999. To the extent that estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from estimates and could harm the Company's business.

   BUSINESS MAY BE HARMED IF STAFFING LEVELS ARE INCREASED IN ANTICIPATION OF A PROJECT BUT PERSONNEL ARE UNDER-UTILIZED BECAUSE SUCH PROJECT IS DELAYED, REDUCED OR TERMINATED.

   Since the Company's business is driven by large, and sometimes multi-year contracts, the Company forecasts personnel needs for future projected business. If staffing levels are increased in anticipation of a project and such project is delayed, reduced or terminated, additional personnel may be under-utilized, which would increase general and administrative expenses and could harm the Company's business.

   THE COMPANY'S SHORT OPERATING HISTORY AND RECENT GROWTH IN EXPANDING SERVICES LIMITS THE COMPANY'S ABILITY TO FORECAST OPERATING RESULTS.

   Due to a limited operating history, the Company may have difficulty accurately predicting revenues for future periods and appropriately budgeting for expenses, and, because most expenses are incurred in advance of anticipated revenues, the Company may not be able to decrease expenses in a timely manner to offset any unexpected shortfall in revenues.

   The Company has generated revenues for only five years and thus has a relatively short history from which to predict future revenues. This limited operating experience, combined with recent growth and expanded services, limits the Company's ability to accurately forecast our quarterly and annual revenues. Further, the Company plans operating expenses based primarily on these revenue projections. Because most expenses are incurred in advance of anticipated revenues, the Company may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenues.

   SUCCESS IS DEPENDENT ON THE CONTINUED GROWTH IN THE DEPLOYMENT OF WIRELESS NETWORKS.

   The wireless telecom industry has experienced a dramatic rate of growth both in the United States and internationally. If the rate of growth slows and carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographies, business may be harmed.

   SUCCESS IS DEPENDENT ON THE CONTINUED TREND TOWARD OUTSOURCING WIRELESS TELECOM SERVICES.

   Success is dependent on the continued trend by wireless carriers and network equipment vendors to outsource their network design, deployment and management needs. If wireless carriers and network equipment vendors elect to perform more network deployment services themselves, revenues may decline and business would be harmed.

   REVENUES WILL BE NEGATIVELY IMPACTED IF THERE ARE DELAYS IN THE DEPLOYMENT OF NEW WIRELESS NETWORKS.

   A significant portion of revenue is generated from new licensees seeking to deploy their networks. To date, the pace of network deployment has sometimes been slower than expected, due in part to difficulty experienced by holders of licenses in raising the necessary financing, and there can be no assurance that future bidders for licenses will not experience similar difficulties. There has also been substantial regulatory uncertainty regarding payments owed to the U.S. Government by past successful wireless bidders, and such uncertainty has delayed network deployments. In addition, factors adversely affecting the demand for wireless services, such as allegations of health risks associated with the use of cellular phones, could slow or delay the deployment of wireless networks. These factors, as well as future legislation, legal decisions and regulation may slow or delay the deployment of wireless networks, which, in turn, could harm the Company's business.

   IF CUSTOMERS DO NOT RECEIVE SUFFICIENT FINANCING, BUSINESS MAY BE SERIOUSLY HARMED.

   Some of the Company's customers and potential customers are new companies with limited or no operating histories and limited financial resources. Typically less than 15% of the Company's customers at any given time are early stage companies, with limited financing, and historically such companies have accounted for only 5% to 7% of revenues, although these figures could increase in the future. These customers often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and deploy their networks. The Company frequently works with such companies prior to their receipt of financing. If these companies fail to receive adequate financing, particularly after the Company has begun working with them, results of operations may be harmed.

   THE CONSOLIDATION OF EQUIPMENT VENDORS OR CARRIERS COULD IMPACT THE COMPANY'S BUSINESS.

   Recently, the wireless telecom industry has been characterized by significant consolidation activity. This consolidation may lead to a greater ability among equipment vendors and carriers to provide a full suite of network services, and could simplify integration and installation, which may lead to a reduction in demand for services. Moreover, the consolidation of equipment vendors or carriers could have the effect of reducing the number of current or potential customers which could result in increased bargaining power. This potential increase in bargaining power could create competitive pressures whereby a particular customer may request exclusivity with them in a particular market. Accordingly, the Company may not be able to represent some customers who wish to retain its services.

   A LOSS OF ONE OR MORE OF THE COMPANY'S KEY CUSTOMERS OR DELAYS IN PROJECT TIMING FOR SUCH CUSTOMERS COULD CAUSE A SIGNIFICANT DECREASE IN NET REVENUES.

   The Company has derived, and believes that it will continue to derive, a significant portion of revenues from a limited number of customers. For example, for the year ended December 31, 1999, the Company derived revenue from three separate customers which comprised 14%, 11% and 10% of the Company's total sales for the year. For the year ended December 31, 1998, sales to three separate customers comprised 31%, 19% and 17% of the Company's total sales for the year. The key customers noted above differ from year to year, and we anticipate that our key customers will change in the future as current projects are completed and new ones are begun. The services required by any one customer can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. No customer are obligated to purchase additional services. As a result of these factors, the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use services in a subsequent period. Accordingly, the Company cannot be certain that present or future customers will not terminate their network service arrangements or significantly reduce or delay their contracts. Any termination, change, reduction or delay in projects could seriously harm the Company's business.

   OPERATING RESULTS MAY SUFFER BECAUSE OF COMPETITION IN THE WIRELESS SERVICES INDUSTRY.

   The network services market is highly competitive and fragmented and is served by numerous companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and international experience than the Company. The Company does not know of any competitors that are dominant in its industry.

   The Company believes that the principal competitive factors in its market includes the ability to deliver results within budget and on time, reputation, accountability, project management expertise, industry experience and pricing. In addition, expertise in new and evolving technologies, such as wireless Internet services, has become increasingly important. The Company also believes that the ability to compete depends on a number of factors outside of its control, including:

  .  the prices at which others offer competitive services;

  . the ability and willingness of competitors to finance customers' projects on favorable terms;

  .  the ability of customers to perform the services themselves; and

  .  the extent of competitors' responsiveness to customer needs.

   The Company may not be able to compete effectively on these or other bases, and, as a result, revenues or income may decline and harm the business.

   THE COMPANY MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE, MARKET CONDITIONS AND INDUSTRY DEVELOPMENTS TO MAINTAIN OR GROW REVENUES.

   The market for wireless and other network system design, deployment and management services is characterized by rapid change and technological improvements. Future success will depend in part on the Company's ability to enhance its current service offerings to keep pace with technological developments and to address increasingly sophisticated customer needs. The Company may not be successful in developing and marketing in a timely manner service offerings that respond to the technological advances by others and its services may not adequately or competitively address the needs of the changing marketplace. If the Company is not successful in responding in a timely manner to technological change, market conditions and industry developments, revenues may decline and business may be harmed.

   BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF THE COMPANY LOSES MEMBERS OF ITS MANAGEMENT TEAM.

   The Company's success depends to a significant degree upon the continued contributions of the Company's executive officers, both individually and as a group. See "Directors and Executive Officers of the Registrant" filed within the definitive proxy Statement to be filed as a part of this report for a listing of such executive officers. Future performance will be substantially dependent on the Company's ability to retain and motivate them. In addition, the Company does not carry key-person life insurance to cover the loss of members of the management team. The loss of the services of any of the executive officers, particularly Massih Tayebi, Chief Executive Officer, or Masood Tayebi, President, could prevent the Company from executing its business strategy.

   THE COMPANY MAY NOT BE SUCCESSFUL IN ITS EFFORTS TO IDENTIFY, ACQUIRE OR INTEGRATE ACQUISITIONS.

   Failure to manage risks associated with acquisitions could harm the Company's business. A component of the Company's business strategy is to expand its presence in new or existing markets by acquiring additional businesses. From January 1998 through March 2000, the Company completed six acquisitions. The Company may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of risks, including:


  .  diversion of management's attention;

  . difficulty in integrating and absorbing the acquired business, its employees, corporate culture, managerial systems and processes and services;

  .  failure to retain key personnel and employee turnover;

  .  customer dissatisfaction or performance problems with an acquired firm;

  .  assumption of unknown liabilities; and

  .  other unanticipated events or circumstances.

   THE COMPANY HAS RECENTLY EXPANDED OPERATIONS INTERNATIONALLY. THE COMPANY'S FAILURE TO EFFECTIVELY MANAGE ITS INTERNATIONAL OPERATIONS COULD HARM ITS BUSINESS.

   From January 1, 1998 through December 31, 1999, the Company has been engaged on projects in 27 countries, and currently has offices in Brazil, India, Mexico and the United Kingdom. For the year ended December 31, 1999, international operations accounted for approximately 34% of total revenues. The Company believes that the percentage of total revenues attributable to international operations will continue to be significant. Although the Company has no specific plans to enter into new international markets, the Company intends to expand existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely affect operating margins and earnings. In order to expand international operations, the Company will need to hire additional personnel and develop relationships with potential international customers. To the extent that the Company is unable to do so on a timely basis, its growth in international markets would be limited, and business would be harmed.

   International business operations are subject to a number of material risks, including, but not limited to:

  .  difficulties in building and managing foreign operations;

  . difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;

  .  longer payment cycles;

  .  taxation issues;

  .  fluctuations in the value of foreign currencies; and

  . unexpected domestic and international regulatory, economic or political changes.

   To date, the Company has encountered each of the risks set forth above in its international operations. If the Company is unable to expand and manage its international operations effectively, business may be harmed.

   FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD HARM PROFITABILITY.

   Substantially all international sales are currently denominated in U.S. dollars. In the course of its international operations, the Company incurs expenses in a number of currencies. Fluctuations in the value of the U.S. dollar and foreign currencies may make its services more expensive than local service offerings. This could make the Company's service offerings less competitive than local service offerings, which could harm business. To date, foreign currency risk has predominately related to the Brazilian real. The Company does not currently engage in currency hedging activities to limit the risks of exchange rate fluctuations. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of global operations, which would harm business.

   THE COMPANY MAY ENCOUNTER POTENTIAL COSTS OR CLAIMS RESULTING FROM PROJECT PERFORMANCE.

   Many engagements involve projects that are significant to the operations of customers' businesses. Failure to meet a customer's expectations in the planning or implementation of a project or the failure of unrelated third party contractors to meet project completion deadlines could damage the Company's reputation and adversely affect its ability to attract new business. The Company frequently undertakes projects in which it guarantees performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in a direct reduction in payments, or payment of damages by the Company, which could harm business.

   AS OF DECEMBER 31, 1999, EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES CONTROL 71.4% OF THE COMPANY'S OUTSTANDING COMMON STOCK AND AS A RESULT ARE ABLE TO EXERCISE CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

   As of December 31, 1999, executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 71.4% of our outstanding common stock. In particular, Chief Executive Officer, Massih Tayebi, and President, Masood K. Tayebi, beneficially own, in the aggregate, approximately 46.8% of the outstanding common stock. In addition, other members of the Tayebi family own, in the aggregate, approximately 6.2% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over the Company. These transactions may include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares over their current prices. For further information regarding our stock ownership, see "Security Ownership of Certain Beneficial Owners and Management."

   THE STOCK PRICE MAY BE PARTICULARLY VOLATILE BECAUSE OF THE INDUSTRY OF THE COMPANY'S BUSINESS.

   The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and telecom companies have been extremely volatile, and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the price of the Company's common stock. For further information regarding recent stock trends, see "Market for Registrant's Common Equity and Related Stockholder Matters."

   PROVISIONS IN THE COMPANY'S CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE THE COMPANY AND COULD DEPRESS THE PRICE OF THE COMMON STOCK.

   Delaware corporate law and the Company's certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of the company or management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of common stock. These provisions include:

  .  authorizing the board of directors to issue additional preferred stock;

  .  prohibiting cumulative voting in the election of directors;

  .  limiting the persons who may call special meetings of stockholders;

  .  prohibiting stockholder action by written consent;

  . and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

   The Company is also subject to certain provisions of Delaware law which could delay, deter or prevent the Company from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

ITEM 2. PROPERTIES

   The Company's principal executive offices are located in approximately 25,300 square feet of office space in San Diego, California. The lease for such space expires September 30, 2003. Other executive offices are located in:
Sao Paulo, Brazil; Mexico City, Mexico; New Delhi, India; and in London, U.K. The leases on these offices are on a month to month basis. The Company also leases office space to support engineering services in: Reston, Virginia; Blackwood, New Jersey; Sacramento, California; Santa Fe, New Mexico; Mexico City; London and Sao Paulo. The leases on these spaces expires at various times through December 31, 2003.

   As of March 1, 2000, the Company negotiated additional space of approximately 12,000 sq. feet in San Diego to accommodate the growth of the Company's operations. In conjunction with an asset acquisition that occurred January 11, 2000, the Company assumed the operating leases of additional office spaces in: Seattle, Washington; Chicago, Illinois; Houston, Texas; Denver, Colorado; Milwaukee, Wisconsin; and Portland, Oregon. The Company expects to continue its growth and will negotiate leased space to accommodate this growth as it occurs.

ITEM 3. LEGAL PROCEEDINGS

   Beginning after the Company's initial public offering in November 1999, the Company received correspondence from certain former employees (or their stockbrokers) who presented stock certificates of a predecessor of the Company delivered in 1996 as part of an employee benefit plan. The Company did not register these shares in its books and records because it believed them to have been forfeited in accordance with the terms of the plan. However, these former employees claimed that such certificates represented outstanding shares of the Company's common stock issued to them for services rendered in 1996.

   On March 6, 2000, the Company filed a Complaint for Declaratory Relief in the Superior Court of the State of California for the County of San Diego, against six former employees who had sold or who had attempted to sell unregistered certificates purportedly representing 97,500 shares of the Company. The Complaint seeks a declaration that the subject certificates were invalid due to forfeiture provisions of the applicable employee benefit plan. The Complaint had not been served as of March 28, 2000, pending settlement discussions with the defendants.

   The Company has tentative agreements to settle the demands of each of the former employees named in the Complaint and certain of their brokers. The terms of the settlements call for the Company to recognize a certain number of the shares represented by these certificates as having been properly issued in 1996 for services rendered prior to issuance. The terms of the settlements remain subject to final documentation.

   The total number of shares represented by such unregistered certificates (including shares subject to the tentative settlement agreements and those not yet been presented to the Company) is estimated to be approximately 532,500 shares of common stock. Recognition of any of these shares will depend on the facts and circumstances relating to the issuance and delivery of each such certificate. The Company is therefore not certain at this time how many of the subject shares will be recognized.

   As a result of the foregoing circumstances, the Company underreported the number of shares of common stock outstanding during each of the years ended December 31, 1996 through December 31, 1999. The impact of the additional shares was not material to the financial statements for the years ended December 31, 1996 through December 31, 1999.

   Massih Tayebi, the Company's Chief Executive Officer, and Masood Tayebi, the Company's President, were the executive officers and directors of the Company's predecessor entity during 1996 and early 1997, and collectively owned the substantial majority of outstanding shares of that entity during that time. They have agreed to transfer shares of common stock owned by them to the Company for cancellation, share for share, for any shares represented by unregistered certificates which are recognized by the Company as issued and outstanding.

Each will transfer to the Company one-half of the number of shares recognized. Consequently, the Company expects no increase in the number of currently outstanding shares of the Company's common stock and no impact on the financial statements in future periods as a result of the Company recognizing any of the unregistered certificates. Such cancellation of outstanding shares held by the Tayebis is not expected to materially diminish the ownership interests of either of them in the Company.

   The Company does not believe demands or litigation associated with the unregistered certificates will have a material effect on the Company's financial position or results of operations. However, there can be no guarantee that any litigation that might arise out of these circumstances can be settled or disposed of in the manner anticipated, and therefore no guarantee that other outcomes would not have a material adverse effect on the Company's financial position or results of operations.

   Other than as described above, the Company is not subject to any legal proceedings other than ordinary routine matters incidental to the business, none of which are expected to have a material adverse effect on the Company's financial position or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in existing or other matters may arise from time to time that may harm the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 2, 1999 the Company distributed an information statement in connection with its initial public offering for written consent of its stockholders. The proposals contained in the information statement were as follows:

  1. Amendment and Restatement of Certificate of Incorporation. Proposal to amend and restate the Company's Certificate of Incorporation to increase the total number of authorized shares of the Common Stock and to adopt certain stockholder protection measures.

  2. Amendment and Restatement of Certificate of Incorporation. Proposal to amend and restate the Company's Certificate of Incorporation to delete obsolete and unnecessary provisions following its initial public offering.

  3. Amendment and Restatement of Bylaws. Proposal to amend and restate the Company's Bylaws to add stockholder protection measures that correspond to those in the Amended and Restated Certificate of Incorporation and to effect certain other changes.

  4. Indemnity Agreements. Proposal to approve the form of Indemnity Agreement and to authorize the Company to enter into the agreement with its directors and executive officers.

  5. 1999 Employee Stock Purchase Plan. Proposal to approve the 1999 Employee Stock Purchase Plan which would provide the Company's employees with an opportunity to purchase its common stock at a discount through accumulated payroll deductions.

  6. 1999 Equity Incentive Plan. Proposal to approve the 1999 Equity Incentive Plan.

   Each of the proposals was approved by the written consent of 32,484,189 shares. Holders of the approximate 2,539,110 remaining shares outstanding did not sign a written consent approving the proposals.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The common stock for the Company is listed on the NASDAQ National Market System, under the symbol "WFII" and has traded since November 5, 1999.

   On November 10, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value per share. The managing underwriters in the offering were Credit Suisse First Boston, Hambrecht & Quist and Thomas Weisel Partners LLC. The shares of Common Stock sold in its offering were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-1, as amended, (Reg. No. 333-85515) (the "Registration Statement"), that was declared effective by the Commission on November 4, 1999. All 4,600,000 shares of Common Stock registered under the Registration Statement, including shares covered by an over-allotment option, were sold at a price to the public of $15.00 per share. The offering resulted in gross proceeds of $69,000,000, of which $4,830,000 was applied toward commissions to the underwriters. Expenses related to the offering were approximately $2,250,000.

   The Company has used the net proceeds from the offering to (i) repay approximately $2.5 million of short-term debt; (ii) partially fund the acquisition of assets in an asset purchase agreement entered into on January 11, 2000 (approximately $5.4 million) (iii) repay $5.5 million of shareholder loans and (iv) invest the remaining net proceeds in interest-bearing, investment grade securities. The Company is under no commitment to use the funds, and expects to use the remaining net proceeds from this offering for future acquisitions, working capital and general corporate purposes.

   The aforementioned application of $5.5 million of net proceeds of the offering to repay shareholder loans were paid to Massih Tayebi, the Company's Chief Executive Officer, and to Masood Tayebi, the Company's President.

   The Company has not declared any dividends since becoming a public company. Covenants in the Company's financing arrangements prohibit or limit its ability to declare or pay cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of the business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

   The following table indicates the high and low sale prices of the Company's common stock as reported by NASDAQ. Such quotation represents inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

      BEGIN DATE                 END DATE                       HIGH                    LOW
      ----------                 --------                       ----                    ---
   November 5, 1999          December 31, 1999                 $ 74.38                 $15.00
   January 1, 2000           March 24, 2000                    $163.50                 $39.63

   On March 24, 2000, there were approximately 40,187,857 shares of Common Stock outstanding which were held by approximately 114 shareholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

   The selected data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five year period ended December 31, 1999, are derived from the consolidated financial statements of Wireless Facilities, Inc., which financial statements have been audited by KPMG LLP, the Company's independent certified public accountants. The audited financial statements as of December 31, 1999 and 1998, and for the years then ended, and the Independent Auditors Report thereon, are included elsewhere in this report. This selected historical data should be read in conjunction with the Company's historical financial statements and related notes as well as the section titled "Management's Discussion and Analysis of Financial Condition and Operating Results" included elsewhere in this report. Historical results are not necessarily indicative of future results.

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                        1995   1996    1997    1998     1999
                                       ------ ------- ------- ------- --------
                                        (ALL AMOUNTS EXCEPT PER SHARE DATA IN
                                                     THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
  Revenues............................ $1,085 $15,421 $22,658 $51,909 $ 92,689
  Gross profit........................ $  341 $ 8,589 $10,942 $23,839 $ 38,419
  Operating income.................... $  239 $ 6,756 $ 6,967 $10,695 $ 17,633
  Net income.......................... $  237 $ 6,732 $ 6,769 $ 4,685 $  9,606
  Net income per share
    Basic............................. $ 0.01 $  0.24 $  0.24 $  0.17 $   0.33
    Diluted........................... $ 0.01 $  0.23 $  0.23 $  0.15 $   0.27
Weighted average shares
  Basic............................... 28,500  28,500  28,661  28,374   29,126
  Diluted............................. 28,500  29,427  29,326  30,741   35,246

CONSOLIDATED BALANCE SHEET DATA:
  Cash and Cash Equivalents........... $    7 $   333 $   836 $ 2,866 $ 34,322
  Working capital..................... $  216 $ 6,633 $ 9,240 $ 7,739 $ 91,518
  Total assets........................ $  535 $ 7,210 $11,054 $60,252 $134,992
  Total debt.......................... $    0 $     0 $     0 $16,018 $  2,698
  Total stockholders equity........... $  237 $ 6,995 $ 9,835 $14,316 $101,439

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

   This report contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled "Risk Factors" in Item 1 in this Form 10-K, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

   Although the Company believes that the expectations reflected in the Company's forward-looking statements is reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of the Form 10-K to conform this statement to actual results or to changes in its expectations.

OVERVIEW

   Wireless Facilities, Inc. (the "Company") offers network business consulting, network planning, design and deployment services for the wireless telecommunications industry. The Company contracts with wireless telecom carriers and wireless equipment vendors to provide turnkey design, deployment and management services as well as individual services as part of broader network deployment projects.

   The Company generally offers its network planning, design and deployment services on a fixed-price, time-certain basis. Revenues are recognized for such contracts using the percentage-of-completion method. Under the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date, compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate from period to period. For network planning, design and deployment contracts offered on a time and expense basis, revenues are recognized as services are performed. The Company typically charges a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, revenue is recognized as services are performed. The company expects that the fixed price, time-certain fee model will continue to dominate as customers demand reliable forecasts on the costs and timing of network deployment and management.

   For the years ended December 31, 1998 and December 31, 1999, the Company increased both the number of contracts as well as the scope of its services. During the year ended December 31, 1999, the Company entered into its first contracts for network management services. The Company expects to generate increased revenue from its network management services as the Company cross-sells to its existing customers and makes this service available to new customers.

   In order to meet the global needs of its clients, the Company completed projects in 27 countries during 1999. The Company has established corporate resource centers in Mexico, Brazil, India and the United Kingdom. A significant amount of revenues has been generated from international operations. The Company believes the global deployment of wireless networks will continue to expand our business internationally as wireless carriers attempt to capture market share, extend geographic coverage and improve quality.

   During 1999 the Company initiated contracts with several important customers for the deployment of nationwide wireless data networks. These networks, such as ones engineered by Metricom and Advanced Radio Telecom, represent an important new growth component for the Company as the demand for wireless internet and other wireless data access continues to expand. For the year ended December 31, 1999, 21% of the Company's revenue was generated from wireless data network contracts.

   Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of overhead, costs of expendable computer software and equipment, and other direct project-related expenses.

   Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not directly related to projects. The Company's sales personnel have, as part of their compensation package, incentives based on their productivity. The Company is currently installing a new financial management and accounting software program to better accommodate its growth. The Company expects to incur expenses related to the licensing of the software package and related personnel costs associated with its installations testing and implementation. Expenses may be incurred relating to a given project in advance of the project beginning as personnel are increased to work on the project. New hires typically undergo training on the Company's systems and project management process prior to being deployed on a project.

   In August 1998, the Company converted from an S corporation to a C corporation. Prior to becoming a C corporation, stockholders were taxed individually for their share of the Company's profits or losses. In 1998, the Company incurred a one-time charge of $2.1 million to establish a deferred income tax liability upon its change from an S corporation to a C corporation. The remaining tax provision for the period ended December 31, 1999 is attributable to federal and state income taxes at the standard statutory C corporation rates for operations from August 7, 1998 to December 31, 1999.

   On November 10, 1999 the Company completed an initial public offering of common stock. In conjunction with the closing of that offering, the Company issued 4,600,000 shares of common stock (including an underwriter's over-allotment) for proceeds (after underwriter discounts) of $64,170,000 in cash, which was partially used to pay down advances on a line of credit, as well as to payoff approximately $8.0 million of short term debt. In connection with the offering, all convertible preferred stock then outstanding automatically converted into shares of common stock.

 RESULTS OF OPERATIONS

   COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1999

   Revenues. Revenues for the year ended December 31, 1999 increased 79% from $51.9 for the year ended December 31, 1998 to $92.7 for the year ended December 31, 1999. The $40.8 million increase was primarily attributable to the addition of new contracts, offset by a reduction in revenue of $5.0 million from the effects of revised cost estimates related to two fixed-price contracts. The revenue increase stemmed from the growth in the Company's wireless data deployment activity, including a large, 26-city contract for Metricom, as well as large contracts in the WFI de Mexico subsidiary, and new deployment projects from the Company's established clients in the PCS sector. The percentage growth experienced for the year ended December 31, 1999 was not typical and resulted from a small number of large contract awards.

   Cost of Revenues. Cost of revenues increased 93% from $28.1 million for the year ended December 31, 1998 to $54.3 million for the year ended December 31, 1999, primarily due to increased staffing in support of new contracts. Gross margin was 41% of revenues for the year ended December 31, 1999 compared to 46% for the year ended December 31, 1998. Gross margin for the year ended December 31, 1999 was reduced primarily due to a reduction in revenue of $5.0 million from the effects of revised cost estimates related to two fixed-price contracts.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses, including amortization of goodwill, increased 59% from $13.1 million for the year ended December 31, 1998 to $20.8 million for the year ended December 31, 1999. The increase was primarily attributable to increases in executive, administrative, sales and marketing personnel costs, increases in goodwill amortization, as well as increases in purchases of expendable tools and systems in support of the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased from 25% for the year ended December 31, 1998 to 22% for the year ended December 31, 1999, reflecting consolidation efficiencies following the Entel acquisition.

   The Company expects selling, general and administrative expenses to increase as it increases spending to build infrastructure to appropriately manage expected growth. The Company's goal is to keep selling, general and administrative expenses as a percentage of revenue relatively constant in the future. This, however, will be dependent upon the level of acquisitions and the resulting amortization of goodwill and other intangible assets, among other factors and there can be no assurance this goal will be met.

   Other Income (Expense). For the year ended December 31, 1999, other expenses were $0.5 million as compared to $0.5 million for the year ended December 31, 1998. Interest income increased by $0.5 million of which $0.4 million was attributed to the investment of the proceeds from the Company's initial public offering. This increase was offset by an increase in interest expense primarily due to higher utilization of the bank line of credit to support working capital needs, as well as foreign currency losses attributed to the Company's expansion into Brazil.

   Net Income. Net income for the year ended December 31, 1999 was $9.6 million, as compared to $4.7 million for the year ended December 31, 1998. The 104% increase in net income was primarily due to revenue increases on new contracts.

   COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1998

   Revenues. Revenues increased 129% from $22.7 million for the year ended December 31, 1997 to $51.9 million for the year ended December 31, 1998. The increase was attributable to revenue of $20.0 million from contracts assumed in the acquisition of Entel at the end of February 1998 and new fixed-price contract revenues of $11.8 million, partially offset by a $2.6 million reduction in time and expense contracts as the Company's product mix shifted to fixed-price, time-certain projects. The addition of new service offerings, including site development and fixed network engineering, contributed approximately $1.3 million to the new fixed price contract revenues.

   Cost of Revenues. Cost of revenues increased 140% from $11.7 million for the year ended December 31, 1997 to $28.1 million for the year ended December 31, 1998, primarily due to increased staffing in support of new contracts. Gross margin was 48% for the year ended December 31, 1997 compared to 46% for the year ended December 31, 1998. The decrease in gross margin was primarily due to lower margin contracts acquired in the Entel acquisition.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 228% from $4.0 million for the year ended December 31, 1997 to $13.1 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 18% of revenues for the year ended December 31, 1997 to 25% of revenues for the year ended December 31, 1998. The increase in selling, general and administrative expenses in both absolute dollars and as a percentage of revenues was primarily attributable to the acquisition of Entel at the end of February 1998, as well as the increase in purchases of expendable tools and systems to support the Company's growth.

   Other Income (Expense). For the year ended December 31, 1997 other income was $25,000 as compared to $484,000 of other expense for the year ended December 31, 1998. This change was primarily attributable to interest expense of $630,000 from the Entel acquisition, stockholder notes and higher utilization of our bank line of credit, and an equity loss of $66,000 on an investment offset by an increase in interest income of $187,000 resulting from higher cash balances. The equity investment was sold in June 1999.

   Net Income. Net income decreased 31% from $6.8 million for the year ended December 31, 1997 to $4.7 million for the year ended December 31, 1998. This decrease was due to significantly higher revenues resulting from the acquisition of Entel partially offset by increased cost of revenues and increased selling, general and administrative expenses as a percentage of revenues, and further offset by an increase in the provision for income taxes as a result of the Company's change from a S corporation to a C corporation in August 1998, which resulted in an increase in the effective tax rate from 3% in 1997 to 54% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has financed its operations from both cash from operations and sales of preferred and common stock.

   As of December 31, 1999, the latest date which information was available, the Company had cash and cash equivalents totaling approximately $34.3 million. Of this cash, $26.5 million is invested in interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. Also, an additional $37.9 million was invested in short-term investment grade securities.

   As of December 31, 1999, the Company had no amounts outstanding on its $20 million line of credit.

   Cash provided by and used in operations is primarily derived from the Company's contracts in process and changes in working capital. Cash provided by operations was $13.4 million for the year ended December 31, 1999 and cash used in operations was $3.9 million for the year ended December 31, 1998. Cash from operations increased mainly due to higher net income, increased collection efforts on receivables, and billings in excess of costs and profits on projects, partially offset by increased operating costs required to support expanded contract work.

   Cash used in investing activities was $42.9 million for the year ended December 31, 1999, and $4.6 million for the year ended December 31, 1998. Investing activities for the year ended December 31, 1998 consist primarily of acquisitions, including the acquisition of Entel in February 1998 for $3.5 million in cash and $5.2 million to be paid pursuant to promissory notes, as well as capital expenditures to support the Company's growth. Investing activities for the year ended December 31, 1999 consist primarily of the investment of IPO proceeds, cash paid for acquisitions and capital expenditures.

   Cash provided by financing activities for the year ended December 31, 1999 was $61.0 million which was primarily derived from the proceeds from sales of common stock in the Company's November 1999 initial public offering. Other financing activities include proceeds from sales of preferred stock totaling $15.0 million, which was offset by net repayments on borrowings totaling $16.4 million. Cash provided by financing activities for the year ended December 31, 1998 was $10.5 million which primarily consisted of proceeds from sales of preferred stock totaling $21.0 million. Proceeds from the sale of preferred stock were used to repurchase stock from major stockholders for approximately $13.5 million. Net borrowings totaled $5.3 million, and S corporation stockholder distributions totaled $3.1 million for the period.

   The Company has no material commitments other than obligations under our credit facilities, operating and capital leases. The Company's future capital requirements will depend upon many factors, including the timing of payments under contracts and our increase in personnel in advance of new contracts. The Company's future capital requirements will depend upon many factors, including the timing of payments under contracts, the Company's increase in personnel in advance of new contracts, commercial acceptance of new service offerings, possible acquisitions of complementary business or technologies, the resources the Company dedicates to new technologies and new markets, and the demand for the various services of the Company.

   The Company believes that its cash and cash equivalent balances, funds available under the existing line of credit and net proceeds from its initial public offering will be sufficient to satisfy cash requirements for the next twelve months. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net revenues or results of operations.

   NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by statement of Financial Accounting Standards No.137, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective on January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The Company does not believe the adoption of Statement No. 133 will have a material impact on its consolidated financial statements.

   YEAR 2000 COMPLIANCE

   The Company's computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. The Company continues to keep its Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. It is not anticipated that there will be any significant problems related to these events. All costs associated with the Year 2000 remediation efforts were expensed or capitalized in accordance with appropriate accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to foreign currency risks due to both transaction and translation between a functional and reporting currency. The Company currently does not hedge any of these risks because (1) cash flows from foreign operations in Mexico are generally reinvested locally, (2) foreign operations in Brazil are minimal and (3) we do not believe that to do so is justified by the current exposure or the cost at this time. All other foreign based transactions were dollar denominated. The Company is exposed to the impact of foreign currency fluctuations due to the operations of and intercompany transactions with its consolidated subsidiaries in Mexico and Brazil. While intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. At December 31, 1999 there were $3.26 million and $1.12 million owing to the Company from it's Mexican and Brazilian subsidiaries, respectively. These intercompany receivables are denominated in US dollars. The potential foreign currency translation losses from a hypothetical 10 percent adverse change in the exchange rates from these intercompany balances $326,000 and $112,000 from Mexico and Brazil, respectively. In addition, we estimate that a 10% change in foreign exchange rates would impact reported operating profit for the year ended December 31, 1999 by $378,000. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period.

   As of December 31, 1999, the latest date for which detailed information was available, we had cash or cash equivalents of approximately $34.3 million. Of this cash, $26.5 million is invested in interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. We have the intent and ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's consolidated financial statements at December 31, 1999 and 1998 and the Report of KPMG LLP, Independent Accountants, are included in this report on Form 10-K on pages beginning F-1.

QUARTERLY OPERATING RESULTS

   The following tables present unaudited quarterly results, in dollars and as a percentage of net revenue, for the eight quarters covering the Company's two most recently completed fiscal years reported in the financial statements and notes thereto included in this report. The Company believes this information reflects all adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. Prior to becoming a public company, the Company did not prepare financial statements on a quarterly basis. Accordingly, revenue reported for fixed-price contracts for each quarter in 1998 and through September 30, 1999 using the percentage-of-completion method was based on actual or estimated total contract costs available at the end of 1998 and September 30 1999, respectively, as opposed to estimates at the end of each quarter. For the quarter ended December 31, 1999, revenues from fixed-price contracts were reported based upon estimates of the total costs to complete the contract made during and at the end of the quarter. As a result of the above, future operating results may fluctuate more from quarter to quarter than those shown below. In addition, it may not be meaningful to compare results of operations for future quarters to those for quarters prior to September 30, 1999 and the results for any quarter are not necessarily indicative of results for any future period.

                                                   QUARTER ENDED
                          ----------------------------------------------------------------------
                                    JUN.     SEP.     DEC.     MAR.     JUN.     SEP.     DEC.
                          MAR. 31,   30,      30,      31,      31,      30,      30,      31,
                            1998    1998     1998     1998     1999     1999     1999     1999
                          -------- -------  -------  -------  -------  -------  -------  -------
                                                   (IN THOUSANDS)
STATEMENTS OF OPERATIONS
 DATA:
Revenues................   $8,904  $12,707  $14,008  $16,290  $15,028  $18,078  $23,833  $35,750
Cost of revenues........    3,744    6,834    8,021    9,471    9,204   11,821   13,102   20,143
                           ------  -------  -------  -------  -------  -------  -------  -------
Gross profit............    5,160    5,873    5,987    6,819    5,824    6,257   10,731   15,607
Selling, general and
 administrative
 expenses...............    1,598    3,126    3,899    4,521    3,267    3,370    5,161    8,988
                           ------  -------  -------  -------  -------  -------  -------  -------
Operating Income........    3,562    2,747    2,088    2,298    2,557    2,887    5,570    6,619
Total other (expense)
 income.................      (21)    (125)    (153)    (185)    (399)    (228)    (631)     772
                           ------  -------  -------  -------  -------  -------  -------  -------
Income (loss) before
 income taxes...........   $3,541    2,622    1,935    2,113    2,158    2,659    4,939    7,391
                           ======  =======  =======  =======  =======  =======  =======  =======
AS A PERCENTAGE OF
 REVENUES:
Revenues................    100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of revenues........     42.0     53.8     57.3     58.1     61.2     65.4     55.0     56.3
                           ------  -------  -------  -------  -------  -------  -------  -------
Gross profit (loss).....     58.0     46.2     42.7     41.9     38.8     34.6     45.0     43.7
Selling, general and
 administrative
 expenses...............     18.0     24.6     27.8     27.8     21.7     18.6     21.7     25.1
                           ------  -------  -------  -------  -------  -------  -------  -------
Operating income
 (loss).................     40.0     21.6     14.9     14.1     17.1     16.0     23.3     18.6
Total other (expense)
 income.................     (0.2)    (1.0)    (1.1)    (1.1)    (2.7)    (1.3)    (2.6)     2.2
                           ------  -------  -------  -------  -------  -------  -------  -------
Income (loss) before
 income taxes...........     39.8%    20.6%    13.8%    13.0%    14.4%    14.7%    20.7%    20.8%
                           ======  =======  =======  =======  =======  =======  =======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of the Registrant's definitive Proxy Statement and notice of the Company's 2000 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement and notice of the Company's 2000 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement and notice of the Company's 2000 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement and notice of the Company's 2000 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements and financial statement schedules

                                                                          PAGE
                                                                          ----
     Independent Auditors' Report........................................ F-1

     Consolidated Balance Sheets as of December 31, 1998 and 1999 ....... F-2

     Consolidated Statements of Operations for the Years Ended December
      31, 1997, 1998 and 1999............................................ F-3

     Consolidated Statements of Shareholders' Equity for the Years Ended
      December 31, 1997, 1998 and 1999................................... F-4

     Consolidated Statement of Cash Flows for the Years Ended December
      31, 1997, 1998 and 1999............................................ F-6

     Notes to Consolidated Financial Statements.......................... F-7

     Schedule II: Valuation and Qualifying Accounts...................... S-1

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   2. Exhibits and Reports on Form 8-K.

   (A) EXHIBITS.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  3.1    Restated Certificate of Incorporation filed and effective on November
          5, 1999. *

  3.2    Bylaws in effect since November 5, 1999. *

  4.1    Reference is made to Exhibits 3.1 and 3.2.

  4.2    Specimen Stock Certificate. *

 10.1    1997 Stock Option Plan.*

 10.2 Form of Stock Option Agreement pursuant to the 1997 Stock Option Plan and related terms and conditions.*

 10.3    1999 Equity Incentive Plan.*

 10.4    Form of Stock Option Agreement pursuant to the 1999 Equity Incentive
          Plan.*

 10.5    1999 Employee Stock Purchase Plan and related offering documents.*

 10.6    R&D Building Lease by and between the Company and Sorrento Tech
          Associates as amended.*

 10.7    Credit Agreement by and among the Company, various banks and Imperial
          Bank dated as of September 17, 1999. *

 10.8    Second Amended and Restated Investor Rights Agreement by and among the
          Company and certain stockholders of the Company dated as of September
          17, 1999.*

 10.9 Employment Offer Letter by and between the Company and Scott Fox dated as of April 9, 1999.*

 10.10 Form of Indemnity Agreement by and between the Company and certain officers and directors of the Company.*

 10.11 Amended Promissory Note from the Company to Masood K. Tayebi dated as of August 2, 1999.*

 10.12   Amended Promissory Note from the Company to Massih Tayebi dated as of
          August 2, 1999.*

 10.13   Amended Promissory Note from the Company to Sean Tayebi dated as of
          August 2, 1999.*

 10.14   Form of Warrant Agreement by and between the Company and each of Scott
          Anderson and Scot Jarvis dated as of February 28, 1997.*

 10.15 Form of Subscription and Representation Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.*

 10.16   Form of Warrant Agreement by and between the Company and each of Scott
          Anderson and Scot Jarvis dated as of February 1, 1998.*

 10.17 Form of Bill of Sale and Assignment Agreement by and between the Company and each of Massih Tayebi and Masood K. Tayebi dated as of June 30, 1999.*

 10.18   Assignment of Note by and among the Company, Masood K. Tayebi and
          Massih Tayebi dated as of June 30, 1999.*

 10.19   Form of Promissory Note from each of Masood K. Tayebi and Massih
          Tayebi to the Company dated as of June 30, 1999.*

 10.20   Form of Promissory Note from each of Masood K. Tayebi and Massih
          Tayebi to the Company dated as of June 30, 1999.*

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------

 10.21   Services Agreement by and between WFI de Mexico S. de R.L. de C.V. and
          Ericsson Telecom, S.A. de C.V. dated as of August 4, 1999. * +

 10.22   Amended and Restated Master Services Agreement by and between the
          Company and TeleCorp Holding Communications, Inc., dated as of
          October 12, 1999. *

 10.23   Master Services Agreement by and between the Company and Nextel
          Partners Operating Corp. dated as of January 18, 1999. * +

 10.24 Agreement by and between the Company and Siemens Aktiengesellschaft, Berlin and Munchen, Federal Republic of Germany, represented by the Business Unit Mobile Networks. * +

 10.25   Master Services Agreement by and between the Company and Triton PCS,
          Operating Company, L.L.C. dated as of January 19, 1998, as amended. *
          +

 10.26   Microwave Relocation Services Agreement by and between Entel
          Technologies, Inc. and Triton PCS Operating Company, L.L.C. dated as of February 11, 1998. * +

 10.27   Site Development Services Agreement by and between Entel Technologies,
          Inc. and Triton PCS, Inc. dated as of December 10, 1997. * +

 10.28 Sales Agreement for Products and Services by and between the Company and Integrated Ventures, LLC dated as of April 19, 1999. * +

 10.29   Settlement Agreement and Mutual General Release by and between the
          Company and Total Outsourcing, Inc dated as of June 30, 1999.*

 10.30 Straight Note from Scott Fox and Kathleen W. Fox to the Company dated as of July 8, 1999.*

 10.31   Master Services Agreement by and between the Company and Metricom,
          Inc. dated as of September 21, 1999. * +

 21.1    List of subsidiaries.*

 23.1    Independent Auditors' Report on Schedule and Consent.

         Power of Attorney. Reference is made to the signature page to this
 24.1     Report on Form 10-K.

 27.1    Financial Data Schedule--1999.

--------
+ Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment, issued in connection with the Registration Statement on Form S-1 (No. 333-85515) effective November 10, 1999.

* Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-85515) and incorporated herein by reference.

   (b) REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed in the fourth quarter of fiscal
1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wireless Facilities, Inc.

                                                /s/ Massih Tayebi, Ph.D.
Date: March 29, 2000                      By: _________________________________
                                                       Massih Tayebi
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Massih Tayebi and Masood Tayebi, and each of them his attorneys-in-fact, each with the power of substitutes, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

    /s/ Massih Tayebi, Ph.D.         Chief Executive Officer and     March 29, 2000
____________________________________ Director
           Massih Tayebi

    /s/ Masood Tayebi, Ph.D.         President and Director          March 29, 2000
____________________________________
           Masood Tayebi
        /s/ Thomas Munro             Chief Financial Officer         March 29, 2000
____________________________________
            Thomas Munro
       /s/ Scott Anderson            Director                        March 29, 2000
____________________________________
           Scott Anderson
        /s/ Bandel Carano            Director                        March 29, 2000
____________________________________
           Bandel Carano
         /s/ Scot Jarvis             Director                        March 29, 2000
____________________________________
            Scot Jarvis

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Wireless Facilities, Inc.:

   We have audited the accompanying consolidated balance sheets of Wireless Facilities, Inc and subsidiaries as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

San Diego, California
February 2, 2000,
 except for Note 13, which is as
 of March 13, 2000

                           WIRELESS FACILITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                                                          1998         1999
                                                       -----------  -----------
                       ASSETS
Cash and cash equivalents............................  $ 2,866,163   34,321,673
Investment securities................................          --    37,964,969
Accounts receivable, net.............................   24,169,212   32,633,115
Contract management receivables......................   24,156,326   13,993,175
Other current assets.................................      364,666    3,199,995
                                                       -----------  -----------
   Total current assets..............................   51,556,367  122,112,927
Property and equipment, net..........................      981,133    5,069,274
Goodwill, net........................................    6,899,371    7,098,071
Other assets, net....................................      815,650      711,479
                                                       -----------  -----------
   Total assets......................................  $60,252,521  134,991,751
                                                       ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  $10,263,214    5,428,142
  Accrued expenses...................................    4,883,944    5,960,790
  Contract management payables.......................    9,338,844    8,258,060
  Billings in excess of costs and profits............       81,908    5,170,245
  Line of credit payable.............................    3,000,000          --
  Officer notes payable..............................    3,825,000          --
  Subordinated stockholder notes payable.............    5,500,000          --
  Notes payable, current portion.....................    1,573,568          --
  Capital lease obligation - current portion.........          --       137,342
  Income taxes payable...............................    4,017,453    5,640,504
  Deferred income tax liability......................    1,333,000          --
                                                       -----------  -----------
   Total current liabilities.........................   43,816,931   30,595,083

Long-term liabilities:
  Notes payable - net of current portion.............    2,119,385      908,972
  Capital lease obligation - net of current portion..          --     1,652,047
  Other long-term liabilities........................          --        59,228
                                                       -----------  -----------
   Total liabilities.................................   45,936,316   33,215,330
                                                       -----------  -----------
Minority interest in subsidiary......................  $       --       337,904
Stockholders' equity:
  Convertible preferred stock - Series A, $.01 par
   value, 1,682,692 "and 0" shares authorized;
   1,682,682 and 0 shares issued and outstanding at
   December 31, 1998 and 1999, respectively..........       16,827          --
  Convertible preferred stock - Series B, $.01 par
   value, 2,727,273 "and 0" shares authorized; 0 and
   0 shares issued and outstanding at December 31,
   1998 and 1999, respectively.......................          --           --
  Common stock, $.001 par value,195,000,000 shares
   authorized; 27,045,810 and 39,705,590 shares
   issued and outstanding at December 31, 1998 and
   1999, respectively................................       30,298       39,706
  Additional paid-in capital.........................   26,232,034   90,244,935
  Retained earnings..................................    1,564,595   11,171,019
  Treasury stock purchased at cost; 3,252,390 and 0
   shares at December 31, 1998 and 1999,
   respectively......................................  (13,529,942)         --
  Accumulated other comprehensive income.............        2,393      (17,143)
                                                       -----------  -----------
   Total stockholders' equity........................   14,316,205  101,438,517
                                                       -----------  -----------
   Total liabilities and stockholders' equity........  $60,252,521  134,991,751
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                              1997         1998        1999
                                           -----------  ----------  ----------
Revenues.................................. $22,658,493  51,909,210  92,689,285
Cost of revenues..........................  11,716,370  28,070,323  54,270,097
                                           -----------  ----------  ----------
    Gross profit..........................  10,942,123  23,838,887  38,419,188
Selling, general and administrative
 expenses.................................   3,974,478  13,143,742  20,786,437
                                           -----------  ----------  ----------
    Operating income......................   6,967,645  10,695,145  17,632,751
                                           -----------  ----------  ----------
Other income (expense):
  Interest income.........................      25,004     212,542     727,911
  Interest expense........................        (314)   (630,732)   (930,273)
  Foreign currency loss...................         --          --     (304,823)
  Equity loss in investment...............         --      (65,880)        --
  Other income............................         --          --       20,762
                                           -----------  ----------  ----------
    Total other income (expense)..........      24,690    (484,070)   (486,423)
                                           -----------  ----------  ----------
    Income before income taxes and
     minority interest in income of
     subsidiary...........................   6,992,335  10,211,075  17,146,328
Provision for income taxes................     222,911   5,526,000   7,202,000
Minority interest in income of
 subsidiary...............................         --          --      337,904
                                           -----------  ----------  ----------
    Net income............................ $ 6,769,424   4,685,075   9,606,424
                                           ===========  ==========  ==========
Net income per common share:
  Basic................................... $      0.24  $     0.17  $     0.33
  Diluted................................. $      0.23  $     0.15  $     0.27

Weighted average common shares
 outstanding:
  Basic...................................  28,661,096  28,374,478  29,126,346
  Diluted.................................  29,326,445  30,741,436  35,246,445


          See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                            CONVERTIBLE          CONVERTIBLE
                          PREFERRED STOCK-     PREFERRED STOCK-
                              SERIES A             SERIES B           COMMON STOCK
                         -------------------  -------------------  -------------------
                           SHARES    AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT
                         ----------  -------  ----------  -------  ----------  -------
Balance, December 31,
 1996...................        --   $   --          --   $   --   28,500,000  $28,500
 Issuance of common
  stock.................        --       --          --       --      600,000      600
 Stock-based
  compensation..........        --       --          --       --          --       --
 Stockholder
  distribution..........        --       --          --       --          --       --
 Net income and
  comprehensive income..        --       --          --       --          --       --
                         ----------  -------  ----------  -------  ----------  -------
Balance, December 31,
 1997...................        --       --          --       --   29,100,000   29,100
 Issuance of common
  stock.................        --       --          --       --    1,198,200    1,198
 Issuance of Series A
  preferred stock.......  1,682,682   16,827         --       --          --       --
 Stock-based
  compensation..........        --       --          --       --          --       --
 S Corporation
  distributions.........        --       --          --       --          --       --
 Net income from January
  1, 1998 through August
  6, 1998...............        --       --          --       --          --       --
 Transfer of
  undistributed retained
  earnings to additional
  paid-in capital upon
  termination of S
  Corporation...........        --       --          --       --          --       --
 Purchase of treasury
  stock.................        --       --          --       --   (3,252,390)     --
 Net income from August
  7, 1998 through
  December 31, 1998.....        --       --          --       --          --       --
 Foreign currency
  translation gain......        --       --          --       --          --       --
 Comprehensive income...        --       --          --       --          --       --
                         ----------  -------  ----------  -------  ----------  -------
Balance, December 31,
 1998...................  1,682,682   16,827         --       --   27,045,810   30,298
 Issuance of common
  stock.................        --       --          --       --      305,213      305
 Issuance of Series B
  preferred stock.......        --       --    2,727,273   27,273         --       --
 Stock-based
  compensation..........        --       --          --       --          --       --
 Issuance of warrants in
  acquisition
  transactions..........        --       --          --       --          --       --
 Purchase of treasury
  stock.................        --       --          --       --      (20,782)     --
 Initial public offering
  of common stock, net..        --       --          --       --    4,600,000    4,600
 Conversion of Series A
  and B preferred stock
  to common stock....... (1,682,682) (16,827) (2,727,273) (27,273)  7,775,349    7,776
 Retirement of treasury
  stock.................        --       --          --       --          --    (3,273)
 Net income.............        --       --          --       --          --       --
 Foreign currency
  translation loss......        --       --          --       --          --       --
 Comprehensive income...        --       --          --       --          --       --
                         ----------  -------  ----------  -------  ----------  -------
Balance, December 31,
 1999...................        --   $   --          --   $   --   39,705,590  $39,706
                         ==========  =======  ==========  =======  ==========  =======

                           WIRELESS FACILITIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                                            ACCUMULATED
                         ADDITIONAL                   TREASURY STOCK           OTHER
                           PAID-IN     RETAINED   -----------------------  COMPREHENSIVE COMPREHENSIVE
                           CAPITAL     EARNINGS     SHARES      AMOUNT        INCOME        INCOME        TOTAL
                         -----------  ----------  ----------  -----------  ------------- ------------- -----------
Balance, December 31,
 1996................... $    92,258  $6,874,290         --   $       --          --             --      6,995,048
 Issuance of common
  stock.................     559,400         --          --           --          --             --        560,000
 Stock-based
  compensation..........     143,375         --          --           --          --             --        143,375
 Stockholder
  distribution..........         --   (4,633,240)        --           --          --             --     (4,633,240)
 Net income and
  comprehensive income..         --    6,769,424         --           --          --             --      6,769,424
                         -----------  ----------  ----------  -----------     -------      ---------   -----------
Balance, December 31,
 1997...................     795,033   9,010,474         --           --          --             --      9,834,607
 Issuance of common
  stock.................     830,369         --          --           --          --             --        831,567
 Issuance of Series A
  preferred stock.......  20,983,169         --          --           --          --             --     20,999,996
 Stock-based
  compensation..........      88,760         --          --           --          --             --         88,760
 S Corporation
  distributions.........         --   (8,596,251)        --           --          --             --     (8,596,251)
 Net income from January
  1, 1998 through
  August 6, 1998........         --    3,120,480         --           --          --       3,120,480     3,120,480
 Transfer of
  undistributed retained
  earnings to additional
  paid-in capital upon
  termination of
  S Corporation.........   3,534,703  (3,534,703)        --           --          --             --            --
 Purchase of treasury
  stock.................         --          --    3,252,390  (13,529,942)        --             --    (13,529,942)
 Net income from August
  7, 1998 through
  December 31, 1998.....         --    1,564,595         --           --          --       1,564,595     1,564,595
 Foreign currency
  translation gain......                                                        2,393          2,393         2,393
                                                                                           ---------
 Comprehensive income...         --          --          --           --          --       4,687,468           --
                         -----------  ----------  ----------  -----------     -------      =========   -----------
Balance, December 31,
 1998...................  26,232,034   1,564,595   3,252,390  (13,529,942)      2,393            --     14,316,205
 Issuance of common
  stock.................     563,507         --          --           --          --             --        563,812
 Issuance of Series B
  preferred stock.......  14,972,727         --          --           --          --             --     15,000,000
 Stock-based
  compensation..........      81,775         --          --           --          --             --         81,775
 Issuance of warrants in
  acquisition
  transactions..........     122,164         --          --           --          --             --        122,164
 Purchase of treasury
  stock.................         --          --       20,782     (161,593)        --             --       (161,593)
 Initial public offering
  of common stock, net..  61,924,666         --          --           --          --             --     61,929,266
 Conversion of Series A
  and B preferred stock
  to common stock.......      36,324         --          --           --          --             --            --
 Retirement of treasury
  stock................. (13,688,262)             (3,273,172)  13,691,535         --             --            --
 Net income.............         --    9,606,424         --           --          --       9,606,424     9,606,424
 Foreign currency
  translation loss......         --          --          --           --      (19,536)       (19,536)      (19,536)
                                                                                           ---------
 Comprehensive income...         --          --          --           --          --       9,586,888            --
                         -----------  ----------  ----------  -----------     -------      =========   -----------
Balance, December 31,
 1999................... $90,244,935  11,171,019         --   $       --      (17,143)                 101,438,517
                         ===========  ==========  ==========  ===========     =======                  ===========

          See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                              1997        1998         1999
                                           ----------  -----------  -----------
Operating activities:
 Net income..............................  $6,769,424    4,685,075    9,606,424
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization...........     222,223    1,377,127    2,611,992
 Stock-based compensation................     143,375       88,760       81,775
 Loss on disposal of property and
  equipment..............................         --         1,790          --
 Gain on sale of investment..............         --           --       (78,228)
 Provision for deferred income taxes.....         --     1,333,000   (1,677,000)
 Minority interest in income of
  subsidiaries...........................         --           --       337,904
 Changes in assets and liabilities, net
  of the effect of acquisitions:
  Accounts receivable, net...............  (2,813,062) (12,059,022)  (7,211,209)
  Contract management receivables........         --   (24,156,326)  10,164,376
  Other current assets...................    (295,111)     384,581   (2,173,497)
  Other assets, net......................    (130,868)      23,882     (117,299)
  Accounts payable.......................      97,453    7,224,944   (4,948,597)
  Accrued expenses.......................     782,453    3,938,178    1,157,593
  Contract management payables...........         --     9,338,844   (1,080,784)
  Billings in excess of costs and
   profits...............................         --        81,908    5,088,337
  Income taxes payable...................     124,197    3,870,913    1,623,051
  Other long-term liabilities............         --           --        59,228
                                           ----------  -----------  -----------
    Net cash provided by (used in)
     operating activities................   4,900,084   (3,866,346)  13,444,066
                                           ----------  -----------  -----------
Investing activities:
 Capital expenditures....................    (344,787)    (755,765)  (3,227,575)
 Purchase of investment securities.......         --           --   (37,964,969)
 Cash paid for acquisitions, net of cash
  acquired...............................         --    (3,293,593)  (1,742,422)
 Cash paid for investments...............         --      (604,070)     (62,500)
 Distributions from investments..........         --           --        55,953
 Proceeds from disposition of property
  and equipment..........................      21,185       31,052          --
                                           ----------  -----------  -----------
    Net cash used in investing
     activities..........................    (323,602)  (4,622,376) (42,941,513)
                                           ----------  -----------  -----------
Financing activities:
 Proceeds from issuance of preferred
  stock..................................         --    20,999,996   15,000,000
 Proceeds from issuance of common stock..     560,000      831,567   62,493,078
 Stockholder distributions...............  (4,633,240)  (3,096,251)         --
 Purchase of treasury stock..............         --   (13,529,942)    (161,593)
 Net borrowings (repayment) under line of
  credit.................................         --     3,000,000   (3,000,000)
 Borrowings (repayment) from officer
  notes payable..........................         --     3,825,000   (3,825,000)
 Repayment of subordinated stockholder
  notes payable..........................         --           --    (5,500,000)
 Repayment of notes payable..............         --    (1,513,964)  (4,033,992)
                                           ----------  -----------  -----------
 Net cash provided by (used in) financing
  activities.............................  (4,073,240)  10,516,406   60,972,493
                                           ----------  -----------  -----------
Effect of exchange rate on cash..........         --         2,393      (19,536)
                                           ----------  -----------  -----------
Net increase in cash and cash
 equivalents.............................     503,242    2,030,077   31,455,510
Cash and cash equivalents at beginning of
 year....................................     332,844      836,086    2,866,163
                                           ----------  -----------  -----------
Cash and cash equivalents at end of
 year....................................  $  836,086    2,866,163   34,321,673
                                           ==========  ===========  ===========
Noncash transactions:
 Issuance of notes payable for
  stockholder distributions..............  $      --     5,500,000          --
 Issuance of notes for acquisition.......         --     5,206,917      827,000
 Receipt of note for sale of investment..         --           --       199,848
 Property and equipment acquired under
  capital leases.........................         --           --     1,789,389
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for interest..  $      314      104,181    1,281,224
 Cash paid during the year for income
  taxes..................................      98,714      448,127    5,578,949

          See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (A) DESCRIPTION OF BUSINESS

   Wireless Facilities, Inc. (WFI) was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated on August 8, 1998, in Delaware. WFI provides a full suite of outsourcing services to wireless carriers and equipment vendors, including the design, deployment and management of client networks. The Company's customers include both early-stage and mature providers of cellular, PCS, and broadband data services and equipment. WFI's engagements range from small contracts for the deployment of a single cell site, to large multi-year turnkey contracts. These services are billed either on a time and materials basis or a fixed-price, time-certain basis.

   In November 1999, the Company completed an initial public offering of 4,600,000 shares of common stock. Prior to the initial public offering, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable underwriting discounts and offering expenses, were approximately $61.9 million.

 (B) PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of WFI and its majority-owned subsidiaries. During 1998, WFI acquired a wholly owned subsidiary (Entel Technologies, Inc.), formed a subsidiary under WFI's control in Mexico (WFI de Mexico) and formed a wholly owned subsidiary in Brazil (Wireless Facilities Latin America Ltda). In January 1999, WFI acquired a wholly owned subsidiary, B. Communication International, Inc. In June 1999, WFI acquired a wholly owned subsidiary C.R.D. Inc. WFI and its subsidiaries are collectively referred to as the "Company." All intercompany transactions have been eliminated in consolidation. Affiliated companies (20% to 50% owned with no controlling interest) are accounted for on the equity method. Investments accounted for on the cost basis include companies in which the Company owns less than 20% and for which the Company has no significant influence.

 (C) CASH EQUIVALENTS

   The Company considers all highly debt instruments with an original maturity of three months or less to be cash equivalents.

 (D) INVESTMENT SECURITIES

   Investment securities consist of debt instruments that mature within one year. The Company intends to hold these investments to maturity and has classified them as held-to-maturity investments. Held-to-maturity investments are carried at amortized cost, which approximates market value. The debt instruments mature at various dates through December 2000. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.

 (E) PROPERTY AND EQUIPMENT, NET

   Property and equipment consists primarily of computer equipment. Property and equipment is stated at cost. Equipment acquired under capital lease is recorded at the present value of the future minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999
asset, typically three years. Equipment acquired under capital leases is amortized over the lease term or the estimated useful life of the asset, whichever is shorter. Improvements which add to the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations.

 (F) GOODWILL, NET

   Goodwill represents the excess of acquisition cost over the fair value of assets of acquired companies. Goodwill is amortized on a straight-line basis over seven years, which is the period estimated to be benefited. In determining the useful life of goodwill the Company considers several factors including competition, demand and other economic factors.

 (G) OTHER ASSETS, NET

   Other assets at December 31, 1999 consist primarily of non-compete covenants, non-current employee notes receivable and patents. Non-compete covenants are recorded at cost and are amortized using the straight-line method over the lives of the related covenant, which range from three to five years. Patents are recorded at cost and are amortized using the straight-line method over a useful life of three years, which approximates the useful life of the underlying technology.

   Other assets at December 31, 1998 consisted primarily of equity investments and patents. Equity investments were accounted for using either the equity or cost method, as appropriate. One investment in which the Company held a 25% equity interest was accounted for using the equity method. All other investments, in which the Company held less than 20% equity interest and was not able to exert significant influence, were accounted for using the cost method. All significant equity investments were sold in 1999.

 (H) REVENUE RECOGNITION

   Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred.

   Revenue on fixed price contracts is recognized on the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Included on the accompanying consolidated balance sheets is "Billings in excess of costs and profits" which represents billings in excess of costs and profits recognized on uncompleted projects.

 (I) CONTRACT MANAGEMENT ACTIVITIES

   During 1998 and 1999, the Company managed contracts whereby the Company paid for services rendered by third parties on behalf of customers. The Company passed these expenses through to the customers, who reimbursed the Company for the expenses plus a management fee. The management fee is included in revenues in the consolidated statement of operations. Amounts receivable from the customer or owed to third parties for the contract management activities are shown separately on the balance sheets to distinguish them from receivables and liabilities generated by the Company's own operations.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

 (J) INCOME TAXES

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

 (K) COMMON STOCK SPLIT

   On February 22, 1999, the Company effected a 3-for-1 stock split of the Company's common stock. All per share and shares outstanding data in the consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect this stock split.

   On February 25, 1999, the Company filed a restated certificate of incorporation. Among other things, the restated certificate increased the shares of authorized common stock from 45,000 to 50,000 shares (post-split) and decreased authorized preferred stock from 5,000,000 to 4,482,692 shares (see Note 7).

 (L) STOCK-BASED COMPENSATION

   The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, with pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

 (M) NET INCOME PER COMMON SHARE

   The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting periods. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income per share are presented below:

                                                   1997       1998       1999
                                                ---------- ---------- ----------
   Weighted average shares, basic.............. 28,661,096 28,374,478 29,126,346
   Dilutive effect of stock options............    626,172  1,912,407  5,238,206
   Dilutive effect of warrants.................     39,177    454,551    881,893
                                                ---------- ---------- ----------
   Weighted average shares, diluted............ 29,326,445 30,741,436 35,246,445
                                                ========== ========== ==========

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

   Options to purchase 890,400, 250,371 and 190,087 shares of common stock, and notes payable convertible into 0, 1,109,661 and 0 shares at December 31, 1997, 1998, and 1999, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive.

 (N) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

   The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (O) FAIR VALUE OF FINANCIAL INSTRUMENTS

   SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, investments in marketable securities, accounts receivable, contract management receivables, accounts payable, accrued expenses and contract management payables approximate fair value due to the short-term nature of these instruments. The carrying amounts reported for the Company's line of credit payable. Notes payable approximate their fair value because the underlying instruments earn interest at rates comparable to current rates offered to the Company for instruments of similar terms and risk. The fair value of officer notes payable and subordinated shareholder notes payable are not estimable due to their related party nature.

 (P) OTHER COMPREHENSIVE INCOME

   The Company adopted the provisions for SFAS No. 130, Reporting
Comprehensive Income, during the year ended December 31, 1998. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the year ended December 31, 1998 and 1999 consists of foreign currency translation adjustments. There were no components of other comprehensive income in the year ended December 31, 1997.

   The financial statements of the Company's foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using current rates of exchange with gains/losses included in the accumulated other comprehensive income account in the stockholders' equity section of the consolidated balance sheets. The financial statements of the Company's Brazilian subsidiary are not maintained in the U.S. dollar, which has been determined to be the functional currency. Accordingly, the books of record of the Brazilian subsidiary have been remeasured into the U.S. dollar. Remeasurement of foreign currency financial statements produces the same result as translation when the functional currency is the same as the reporting currency. The Brazilian subsidiary financial statements have been translated at either current or historical exchange rates as appropriate, with gains and losses included in the consolidated statements of operations.

 (Q) SEGMENT REPORTING

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

 (R) USE OF ESTIMATES

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (S) RECLASSIFICATIONS

   Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

(2) ACQUISITIONS AND SUBSIDIARIES

 (A) ENTEL TECHNOLOGIES, INC. (ENTEL)

   On February 27, 1998, the Company acquired all of the outstanding shares of stock of Entel, a Maryland wireless outsourcing company. Entel rendered site development and project management services to telecommunications providers in connection with site acquisition, construction management and microwave relocation projects throughout the United States. The acquisition was accounted for as a purchase. Consideration for the acquisition consisted of approximately $3,500,000 in cash and $5,200,000 in notes payable to Entel shareholders. The excess of the cost over the fair market value of net assets acquired was approximately $7,800,000, which has been recorded as goodwill. The consolidated financial statements include the operating results for Entel from February 28, 1998, the closing date, forward.

   The following summary presents pro forma consolidated results of operations as if this acquisition has occurred at the beginning of fiscal years 1998 and 1997, and includes adjustments that are directly attributable to the transaction or are expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred has the transaction been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future.

                                                           1997        1998
                                                        ----------- -----------
   Net sales........................................... $32,898,316 $55,828,375
   Net earnings........................................   6,611,763   4,889,685
   Net earnings per share-basic........................        0.23        0.17
   Net earnings per share-diluted......................        0.23        0.16

 (B) B. COMMUNICATION INTERNATIONAL, INC. (BCI)

   On January 4, 1999, the Company acquired BCI for approximately $2,900,000 in cash, warrants and notes. BCI provided radio frequency engineering and cell site and switch technician services in the U.S. and Latin America. The acquisition was accounted for as a purchase. The excess cost over the fair value of net assets acquired was approximately $1,253,000, which has been recorded as goodwill. The consolidated financial statements include the operating results for BCI from January 5, 1999, the closing date, forward.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

 (C) C.R.D., INC. (CRD)

   On June 25, 1999, the Company acquired CRD for approximately $540,000 in cash, warrants, and assumption of debt. CRD installs and maintains cell site and microwave electronics. The acquisition was accounted for as a purchase. The excess of the cost over the fair value of net assets acquired was approximately $318,000, which has been recorded as goodwill. The consolidated financial statements include the results of CRD from June 26, 1999, the closing date, forward.

 (D) WFI DE MEXICO (WFIM)

   On September 18, 1998, the Company formed and acquired an 88% ownership interest in a Mexican subsidiary (WFIM). WFIM acquired all the assets of Cable and Wireless Services, S.C., a Mexican wireless communications company. Consideration for the acquisition consisted of $75,000 cash. The remaining 12% of WFIM's stock is held by directors of WFIM pursuant to agreements which permit WFIM to repurchase such shares upon certain events.

   The Company granted the brother of the Company's two principal executive officers shares of restricted stock equivalent to approximately 6% of the equity of WFIM. The stock is subject to vesting over a four-year period. Pursuant to the terms of the stock grant, the Company granted a one-time election to exchange any vested restricted stock in WFIM for shares of the Company's common stock at a fair value valuation. This election was exercised in January 2000.

 (E) WIRELESS FACILITIES LATIN AMERICA LTDA. (WFLA)

   In August 1998, the Company formed WFLA as a wholly owned subsidiary in Sao Paulo, Brazil for the purpose of expanding operations to the Brazilian market.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

(3) BALANCE SHEET DETAILS

   The Consolidated Balance Sheets consist of the following at December 31, 1998 and 1999:

                                                           1998         1999
                                                       ------------  ----------
   Accounts receivable, net:
     Billed........................................... $  6,079,947  23,951,051
     Unbilled.........................................   18,650,899   9,599,812
                                                       ------------  ----------
                                                         24,730,846  33,550,863
   Allowance for doubtful accounts....................     (561,634)   (917,748)
                                                       ------------  ----------
       Total accounts receivable, net................. $ 24,169,212  32,633,115
                                                       ============  ==========
   Contract management receivables:
     Billed........................................... $ 14,212,893   3,434,928
     Unbilled.........................................    9,943,433  10,558,247
                                                       ------------  ----------
       Total contract management receivables.......... $ 24,156,326  13,993,175
                                                       ============  ==========
   Property and equipment, net:
     Computer equipment............................... $  1,494,770   6,443,264
     Furniture and office equipment...................      239,123     459,788
                                                       ------------  ----------
                                                          1,733,893   6,903,052
   Accumulated depreciation and amortization..........     (752,760) (1,833,778)
                                                       ------------  ----------
       Total property and equipment, net.............. $    981,133   5,069,274
                                                       ============  ==========
   Goodwill, net:
     Goodwill......................................... $  7,825,738   9,341,277
     Accumulated amortization.........................     (926,367) (2,243,206)
                                                       ------------  ----------
       Total goodwill, net............................ $  6,899,371   7,098,071
                                                       ============  ==========

(4) NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

 (A) LINE OF CREDIT

   In April 1998, the Company executed a $3,000,000 revolving line of credit agreement with a financial institution. The credit facility was repaid in full in June 1999.

   In August 1999, the Company executed a $10,000,000 revolving line of credit agreement with a financial institution. The credit facility is due on August 17, 2000 and bears interest at either the bank prime rate plus 0.25% (8.5% at December 31, 1999) or at the London Interbank Offering Rate (LIBOR) plus 2.25% (10.4% at December 31, 1999) at the Company's discretion. The line of credit is secured by substantially all of the Company's assets. The agreement contains restrictive covenants, which, among other things, requires maintenance of certain financial ratios. In October 1999, the credit line was increased to $20,000,000.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

 (B) ENTEL NOTE PAYABLE

   In consideration for the acquisition of Entel (see Note 2), the Company issued three-year convertible notes payable for approximately $5,200,000. These notes bore interest at 10% per annum and were due in March 2001. These notes were repaid in full during 1999.

 (C) SUBORDINATED STOCKHOLDER NOTES PAYABLE

   In August 1998, the Company issued unsecured notes payable totaling $5,500,000 to two executives and one related stockholder. These notes bore interest at 5.5% per annum and were subordinated to the Company's line of credit. These notes were repaid in full during 1999.

 (D) BCI NOTES PAYABLE

   In January 1999, the Company issued two notes payable with an aggregate face value of $1,000,000 in consideration for the BCI acquisition (see Note
2). These notes have a carrying value of $908,972 at December 31, 1999. Interest is imputed on these notes at 9.62%. The notes are due in January 2001.

 (E) OFFICER NOTES PAYABLE

   At December 31, 1998, the Company had unsecured notes payable to two officers of the Company totaling $3,825,000. Interest was imputed on these loans at 5.5%. These loans were repaid in full in 1999.

 (F) MATURITIES

   Maturities of notes payable outstanding at December 31, 1999 are as follows:

       2000............................................................      --
       2001............................................................ $908,972
                                                                        --------
           Total....................................................... $908,972
                                                                        ========

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

(5) LEASE COMMITMENTS

   The Company leases certain equipment under capital leases with interest rates from 4.8% to 7.8% that expire at various dates through 2004. The Company also leases certain facilities and equipment under operating leases having terms expiring at various dates through 2003. Future minimum lease payments under capital and operating leases as of December 31, 1999 are as follows:

                                                        CAPITALIZED  OPERATING
                                                          LEASES       LEASES
                                                        -----------  ----------
   Year ending December 31,
     2000.............................................. $  548,301      858,011
     2001..............................................    505,968      713,042
     2002..............................................    505,968      614,721
     2003..............................................    251,964      357,475
     2004..............................................    251,964          --
                                                        ----------   ----------
       Total minimum lease payments....................  2,064,165   $2,543,249
                                                                     ==========
   Less amount representing interest...................   (274,776)
                                                        ----------
       Present value of capital lease obligations......  1,789,389
   Less current portion................................   (137,342)
                                                        ----------
       Long-term capital lease obligations............. $1,652,047
                                                        ==========

   Equipment recorded under capital leases was $1,789,389, with no accumulated amortization as of December 31, 1999.

   Rent expense under operating leases for the years ended December 31, 1997, 1998, and 1999 was $858,063, $664,199 and $863,932, respectively.

(6) INCOME TAXES

   Prior to August 7, 1998, the Company was an S Corporation whereby income taxes were the individual responsibility of the stockholders. The Company incurred $222,911 in various state and S Corporation taxes for the year ended December 31, 1997. The provision for income taxes for the years ended December 31, 1998 and 1999 is comprised of the following:

                                                            1998        1999
                                                         ----------- ----------
   Current:
     Federal............................................ $ 3,424,000  5,694,000
     State..............................................     728,000    773,000
     Foreign............................................         --   2,412,000
                                                         ----------- ----------
                                                           4,152,000  8,879,000
                                                         ----------- ----------
   Deferred:
     Federal............................................   1,145,000 (1,578,000)
     State..............................................     229,000   (285,000)
     Foreign............................................         --     186,000
                                                         ----------- ----------
                                                           1,374,000 (1,677,000)
                                                         ----------- ----------
                                                         $ 5,526,000  7,202,000
                                                         =========== ==========

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

   A reconciliation of total income tax expense to the amount computed by applying the statutory federal income tax rate of 35% to income before income tax expense for the years ended December 31, 1998 and 1999 is as follows:

                                                           1998        1999
                                                        -----------  ---------
   Income taxes at federal statutory rate.............. $ 3,574,000  5,883,000
   State taxes, net of federal tax benefit.............     622,000    317,000
   Foreign taxes, net of federal benefit...............         --     695,000
   Establishment of deferred income tax upon change
    from S Corporation to C Corporation................   2,082,000        --
   S Corporation earnings not subject to income tax....  (1,211,000)       --
   Other, net..........................................     459,000    307,000
                                                        -----------  ---------
                                                        $ 5,526,000  7,202,000
                                                        ===========  =========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1999 are as follows:

                                                          1998         1999
                                                       -----------  ----------
   Deferred tax assets:
     Allowance for doubtful accounts.................  $   244,000     316,000
     Bonus accruals..................................          --      826,000
     Vacation accruals...............................      191,000     331,000
     Property and equipment, principally due to
      differences in depreciation....................       70,000     502,000
     Other...........................................          --       79,000
                                                       -----------  ----------
       Total deferred tax assets.....................      505,000   2,054,000
                                                       -----------  ----------
   Deferred tax liabilities:
     Change from cash to accrual method of accounting
      for income taxes...............................   (1,838,000) (1,524,000)
     Foreign deferred tax liability..................          --     (186,000)
                                                       -----------  ----------
       Total deferred tax liability..................   (1,838,000) (1,710,000)
                                                       -----------  ----------
       Net deferred tax asset (liability)............  $(1,333,000)    344,000
                                                       ===========  ==========

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the net deferred tax assets. As such, no valuation allowance was established during the year ended December 31, 1999.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

(7) STOCKHOLDERS' EQUITY

 (A) COMMON STOCK

   In November 1999, the Company completed an initial public offering of 4,600,000 shares of common stock. Prior to the initial public offering, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable underwriting discounts and offering expenses, were approximately $61.9 million.

   Immediately prior to the closing of the initial public offering, and effective upon the filing of the Company's restated certificate of incorporation, authorized capital stock consisted of 195,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share.

 (B) PREFERRED STOCK

   On August 8, 1998, the Company issued 1,682,692 shares of Series A convertible preferred stock in a private placement for approximately $21,000,000. Series A preferred shares were convertible at the option of the holder into shares of common stock at an initial conversion rate of 1-to-1 (3-to-1 after the 3-for-1 common stock split). Conversion was automatic upon the closing of the Company's initial public offering above a specified price or upon approval by 2/3 of the Series A stockholders. No Series A convertible preferred stock dividends were declared. Upon closing of the Company's initial public offering, all outstanding shares of Series A preferred stock were converted into 5,048,076 shares of common stock.

   In February 1999, the Board of Directors authorized the issuance of up to 2,800,000 shares of par value $0.01 Series B preferred stock. Shortly thereafter, the Company sold 2,727,273 Series B preferred shares for $15,000,000, or $5.50 per share. Series B preferred shares were convertible at the option of the holder into shares of common stock at the initial conversion rate of 1-to-1. Conversion was automatic upon the closing of a public offering above a specified price or upon approval of 2/3 of the Series B stockholders. Upon closing of the Company's initial public offering, all outstanding shares of Series B preferred stock were converted into 2,727,273 shares of common stock.

 (C) DIVIDENDS

   On April 15, 1998, the Company paid cash dividends to all common stockholders of record totaling $1,773,000, or $0.06 per share. On June 15, 1998, the Company paid cash dividends to all common stockholders of record totaling $1,065,000, or $0.04 per share. On July 31, 1998, the Company paid dividends to all common stockholders of record totaling $5,758,000, or $0.19 per share. Of this, $258,000 was paid in cash. The Company issued promissory notes for the remaining $5,500,000 to two executives and one related stockholder (see Note 4). These notes were fully repaid during 1999.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

 (D) TREASURY STOCK

   Treasury stock is recorded at cost. On August 5, 1998, the Company purchased 3,252,390 shares of common stock for $13,529,942. During 1999, an additional 20,782 shares of common stock were purchased for $161,593. The treasury stock was retired during 1999.

 (E) UNDISTRIBUTED EARNINGS

   On August 5, 1998, in connection with the sale of its preferred stock, the Company elected to be taxed as a C Corporation. This change assumed a constructive distribution to the owners of the former S Corporation followed by the contribution to capital of the C Corporation. Accordingly, undistributed earnings on August 7, 1998 are included in the consolidated financial statements as additional paid-in capital.

 (F) COMMON STOCK WARRANTS

   In February 1997, the Company issued warrants to purchase 300,000 shares of common stock to two Company directors. One-third of these warrants vest at the date of issuance, and then annually for the following two years. These warrants are exercisable at $0.93 per share of common stock, which was the fair value of the stock at the date of issuance.

   In February 1998, the Company issued warrants to purchase 1,200,000 shares of common stock to two Company directors. One-third of these warrants vest at the date of issuance, and then annually for the following two years. These warrants are exercisable at $1.58 per share of common stock, which was the fair value of the stock at the date of issuance.

   A total of 900,000 warrants were outstanding for these two directors at December 31, 1998 and 1999.

   In connection with the acquisition of BCI in January 1999, the Company issued 240,381 common stock warrants exercisable at $4.16 per share.

 (G) STOCK OPTION PLANS

   During the years ended 1996 and 1997, the Board of Directors approved the 1996 Stock Option Plan (the 1996 Plan) and the 1997 Stock Option Plan (the 1997 Plan). During 1999, the Board of Directors approved the 1999 Equity Incentive Plan ( the 1999 Plan). All stock options under the 1996 Plan were fully vested at June 1, 1998, and have been exercised or cancelled upon employee termination as of December 31, 1998. Stock options granted under the 1997 Plan and 1999 Plan may be incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. Stock option exercise prices for the 1997 Plan and 1999 Plan must be equal to or greater than the fair market value of the common stock on the grant date. A total of 7,500,000 and 6,000,000 shares of common stock have been authorized for issuance under the 1997 Plan and 1999 Plan, respectively.

   The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its 1996 Plan and 1997 Plan. Accordingly, the Company recorded compensation expense totaling $143,375, $88,760, and $81,775 for the years ended December 31, 1997, 1998, and 1999, respectively, related to options granted under the plans.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

   Stock option transactions are summarized below:

                                   WEIGHTED            WEIGHTED           WEIGHTED
                                   AVERAGE             AVERAGE            AVERAGE
                           1996    EXERCISE            EXERCISE           EXERCISE
                           PLAN     PRICE   1997 PLAN   PRICE   1999 PLAN  PRICE
                         --------  -------- ---------  -------- --------- --------
Outstanding at January
 1, 1997................  934,500   $0.01         --    $  --        --    $   --
 Granted................   57,000    0.01     929,700    1.39        --        --
 Exercised..............      --       --         --       --        --        --
 Canceled............... (333,000)   0.01     (39,300)   1.33        --        --
                         --------           ---------            -------
Outstanding at December
 31, 1997...............  658,500    0.01     890,400    1.39        --        --
 Granted................      --       --   3,464,139    2.51        --        --
 Exercised.............. (591,000)   0.01      (7,200)   1.33        --        --
 Canceled...............  (67,500)   0.01    (773,691)   2.30        --        --
                         --------           ---------            -------
Outstanding at December
 31, 1998...............      --       --   3,573,648    2.26        --        --
 Granted................      --       --   4,288,890    9.74    192,487    47.44
 Exercised..............      --       --    (305,312)   1.88        --        --
 Canceled...............      --       --    (781,879)   5.03        --        --
                         --------           ---------            -------
Outstanding at December
 31, 1999...............      --    $  --   6,775,347   $6.74    192,487   $47.44
                         ========           =========            =======

   Under SFAS No. 123, the weighted average fair value of the options granted during 1997, 1998 and 1999 was $0.48, $0.72, and $7.83, respectively, on the date of grant. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 0%, 0%, and 81% as the Company was privately held prior to November 1999, risk-free interest rate of 7.0%, 5.5% and 5.75%, and an expected life of 7, 6 and 5 years for options granted in 1997, 1998 and 1999, respectively. Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income and net income per share amounts:

                                                   1997       1998       1999
                                                ---------- ---------- ----------
   Net income.................................  $6,621,254 $3,991,811 $5,022,653
   Income per common share:
    Basic.....................................  $     0.23 $     0.14 $     0.17
    Diluted...................................  $     0.23 $     0.13 $     0.14

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

   The following table summarizes information as of December 31, 1999 concerning options outstanding and exercisable:

                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 -----------------------------------  -----------------------
                               WEIGHTED    WEIGHTED                 WEIGHTED
   RANGE OF                     AVERAGE    AVERAGE     WEIGHTED     AVERAGE
   EXERCISE        NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
    PRICES       OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
   --------      -----------   ---------   --------   -----------   --------
$ 1.00 -  1.67      760,789      7.70       $1.35        569,691      1.36
  2.00 -  2.00    1,442,330      8.17        2.00        725,178      2.00
  4.16 -  4.16    1,503,433      8.67        4.16        271,910      4.16
  5.50 - 10.00    1,089,494      9.31        7.97        179,167      8.42
 11.50 - 17.00    1,981,701      9.74       13.57         73,334     13.41
 41.50 - 54.00      190,087      9.85       47.44            --        --
                  ---------                            ---------
                  6,967,834      8.90        7.86      1,819,280      3.21
                  =========                            =========

(8) EMPLOYEE BENEFIT PLAN

   In 1996, the Company implemented a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. The Company made no contributions in 1997, 1998 or 1999.

(9) CONCENTRATION OF CREDIT RISK

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and contract management receivable. At times, cash balances held in financial institutions are in excess of federally insured limits. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong relative credit standing.

   The Company had sales to three separate customers which comprised 31%, 19% and 17% of the Company's total sales for the year ended December 31, 1998. At December 31, 1998, accounts receivable from these customers totaled $2,099,585, $1,957,990 and $2,076,975, respectively.

   The Company had sales to three separate customers which comprised 14%, 11% and 10% of the Company's total sales for the year ended December 31, 1999. At December 31, 1999, accounts receivable from these customers totaled $1,594,180, $3,252,460, and $2,780,749, respectively.

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

(10) SEGMENT INFORMATION

   Prior to the year ended 1999, the Company provided only design and deployment service. In 1999, the Company added network maintenance and business consulting services. Due to the nature of these services, the amount of capital assets used in providing services to customers is minor. Revenue and operating income provided by the Company's industry segments for the years ended December 31, 1997, 1998, and 1999 are as follows:

                                                 1997        1998       1999
                                              ----------- ---------- ----------
   Revenues:
     Design and deployment................... $22,658,493 51,909,210 86,873,279
     Network management......................         --         --   4,541,158
     Business consulting.....................         --         --   1,274,848
                                              ----------- ---------- ----------
       Total revenues........................ $22,658,493 51,909,210 92,689,285
                                              =========== ========== ==========
   Operating income:
     Design and deployment................... $ 6,967,645 10,695,145 16,172,059
     Network management......................         --         --   1,098,643
     Business consulting.....................         --         --     362,049
                                              ----------- ---------- ----------
       Total operating income................ $ 6,967,645 10,695,145 17,632,751
                                              =========== ========== ==========

   Revenues generated by geographic segment for the years ended December 31, 1997, 1998, and 1999 are as follows:

                                                  1997        1998       1999
                                               ----------- ---------- ----------
   United States.............................. $20,489,996 39,729,678 61,054,827
   Foreign....................................   2,168,497 12,179,532 31,634,458
                                               ----------- ---------- ----------
       Total revenues......................... $22,658,493 51,909,210 92,689,285
                                               =========== ========== ==========

   Long-lived assets by geographic region for the years ended December 31, 1998, and 1999 are as follows:

                                                              1998       1999
                                                           ---------- ----------
   United States.......................................... $8,659,440 12,644,394
   Foreign................................................     36,714    234,430
                                                           ---------- ----------
       Total long-lived assets............................ $8,696,154 12,878,824
                                                           ========== ==========

                           WIRELESS FACILITIES, INC.

                          DECEMBER 31, 1998 AND 1999

(11) RELATED PARTY TRANSACTIONS

   In August 1998, the Company repurchased a total of $3,245,190 shares of common stock from two officers of the Company. In connection with the repurchase, the Company borrowed a total of $13,499,990 from the two officers. The Company repaid these loans in August 1998.

   In August 1998, the Company sold 1,682,692 shares of Series A convertible preferred stock to various investors at a purchase price of $12.48 per share, of which 1,382,211 were sold to entities affiliated with a director of the Company. The Series A shares were convertible into common stock at an initial conversion rate of 1-to-1, which was subsequently adjusted to 3-to-1 following the common stock split in February 1999. These shares were converted into common stock upon closing of the Company's initial public offering.

   In February 1999, the Company sold 2,727,273 shares of Series B convertible preferred stock to various investors at a purchase price of $5.50 per share, of which 2,323,231 were sold to entities affiliated with a director of the Company. In addition, 404,042 shares were sold to entities which, combined, held greater than 5% of the Company's capital stock at the transaction date. The Series B convertible shares are convertible into common stock at a conversion ratio of 1-to-1. These shares were converted into common stock upon closing of the Company's initial public offering.

   In June 1999, the Company sold its 25% ownership interest in Sierra Towers Investment Group, LLC (Sierra) and a note receivable from Sierra to two officers of the Company in exchange for cash and a note payable to the Company.

(12) LEGAL MATTERS

   From time to time the Company is involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Management believes, based in part through discussion with legal counsel, that the resolution of such matters will not have a material impact on the Company's financial position, results of operations or liquidity.

(13) SUBSEQUENT EVENTS

   In January 2000, the Company acquired The Walter Group (TWG) for approximately $9,500,000 in cash and stock. The acquisition was accounted for as a purchase. The excess of cost over the fair market value of net assets acquired was approximately $7,500,000.

   In March 2000, the Company acquired certain operations of Ericsson, Inc. for approximately $6,350,000 in cash. The acquisition was accounted for as a purchase. The Company is currently in the process of evaluating the amount of goodwill to be recorded in conjunction with this transaction.

                                                                     SCHEDULE II

                           WIRELESS FACILITIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT
 ALLOWANCE FOR DOUBTFUL  BEGINNING  CURRENT YEAR CURRENT YEAR   OTHER   BALANCE AT
        ACCOUNTS          OF YEAR    PROVISIONS   WRITE-OFFS  ADDITIONS END OF YEAR
 ----------------------  ---------- ------------ ------------ --------- -----------
Year ended December 31,
 1997...................  $ 92,035    $ 15,894    $ (37,617)     --      $ 70,312
Year ended December 31,
 1998...................  $ 70,312    $491,426    $    (104)     --      $561,634
Year ended December 31,
 1999...................  $561,634    $458,917    $(102,803)     --      $917,748

See accompanying Independent Auditors' Report.