Form 10-Q
period 2000-03-31
WIRELESS FACILITIES INC
filed 2000-05-15
CIK 1069258

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                        Commission file number 0-27231
                                               -------


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

                   _________________________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No    .
                                       ---      ___

As of April 25, 2000 there were 40,957,298 shares of the Registrant's $0.001 par value Common Stock outstanding.

                           WIRELESS FACILITIES, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000
                                     INDEX

                                                                                                                           Page No.
                                                                                                                           --------
                                                   PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
            Consolidated Balance Sheets - December 31, 1999 and March 31, 2000 (unaudited)................................   3

            Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 2000 (unaudited)..........   4

            Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 2000 (unaudited)..........   5

            Notes to Consolidated Financial Statements (unaudited)........................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................................  10


                                                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................................  11

Item 2.   Changes in Securities and Use of Proceeds.......................................................................  11

Item 6.   Exhibits and Reports on Form 8-K................................................................................  12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           WIRELESS FACILITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
________________________________________________________________________________

                                                                          December 31,        March 31,
                                                                              1999              2000
                                                                          -------------     ------------
                                                                                             (unaudited)
Assets
Cash and cash equivalents..........................................             $34,322          $24,907
Investments in marketable securities...............................              37,965           29,551
Accounts receivable, net...........................................              32,633           53,040
Contract management receivables....................................              13,993           16,880
Other current assets...............................................               3,200            3,950
                                                                          -------------     ------------
      Total current assets.........................................             122,113          128,328

Property and equipment, net........................................               5,069            8,983
Goodwill, net......................................................               7,098           37,185
Other assets, net..................................................                 712            2,672
                                                                          -------------     ------------
Total assets.......................................................            $134,992         $177,168
                                                                          =============     ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.................................................              $5,428           $6,152
  Accrued expenses.................................................               5,961            2,098
  Contract management payables.....................................               8,258            5,241
  Billings in excess of costs and profits..........................               5,170           11,083
  Line of credit...................................................                   -           14,432
  Capital lease obligations - current portion......................                 137            1,180
  Income taxes payable.............................................               5,641              208
  Deferred income tax liability....................................                   -            2,182
                                                                          -------------     ------------
      Total current liabilities....................................              30,595           42,576

Long-term liabilities:
  Notes payable, net of current portion............................                 909              409
  Capital lease obligations, net of current portion................               1,652            2,865
  Other long-term liabilities......................................                  59               59
                                                                          -------------     ------------
Total liabilities..................................................              33,215           45,909
                                                                          -------------     ------------

Minority interest..................................................                 338               71
                                                                          -------------     ------------

Stockholders' equity:
  Common stock, $0.001 par value, 195,000,000 shares authorized;
    39,705,590 and 40,783,332 shares issued and outstanding at
    December 31, 1999 and March 31, 2000 (unaudited), respectively.                  40               41
  Additional paid-in capital.......................................              90,245          114,020
  Retained earnings................................................              11,171           16,992
  Accumulated other comprehensive(loss)/income.....................                 (17)             135
                                                                          -------------      -----------
      Total stockholders' equity...................................             101,439          131,188
                                                                          -------------      -----------
Total liabilities and stockholders' equity.........................            $134,992         $177,168
                                                                          =============     ============

   See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (thousands, except per share amounts)

                                                              Three months     Three months
                                                                  ended           ended
                                                                March 31,        March 31,
                                                                  1999            2000
                                                              -------------    -----------
Revenues..................................................          $15,028        $43,333
Cost of revenues..........................................            9,204         25,330
                                                              -------------    -----------
  Gross profit............................................            5,824         18,003
Selling, general and administrative expenses..............            2,314          7,633
Depreciation and amortization of goodwill.................              953          1,113
                                                              -------------    -----------
  Operating income........................................            2,557          9,257
Other (expense)/income, net...............................             (399)           551
                                                              -------------    -----------
      Income before income taxes and minority interest....            2,158          9,808
Minority interest.........................................                -            (64)
                                                              -------------    -----------
      Income before income taxes..........................            2,158          9,744
Provision for income taxes................................             (571)        (3,923)
                                                              -------------    -----------
      Net income..........................................          $ 1,587        $ 5,821
                                                              =============    ===========

Earnings per share data:

Net income per common share:
  Basic...................................................          $  0.06        $  0.14
  Diluted.................................................          $  0.05        $  0.12
Weighted-average common shares outstanding:
  Basic...................................................           27,077         40,478
  Diluted.................................................           32,008         48,885

  See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                        Three months     Three months
                                                                            ended           ended
                                                                       March 31, 1999    March 31, 2000
                                                                       -------------     -------------
         Net cash used in operating activities.....................      $(8,059)          $(20,964)

         Investing activities:
            Capital expenditures...................................         (377)              (333)
            Cash paid for acquisitions, net of cash acquired.......       (1,530)           (11,960)
            Proceeds from sales of investments.....................            -              8,414
                                                                         ---------         --------
         Net cash used in investing activities.....................      $(1,907)           $(3,879)
                                                                         ---------         --------

         Financing activities:
            Proceeds from issuance of preferred stock..............      $15,000                  -
            Proceeds from issuance of common stock.................            -           $    927
            Purchase of treasury stock.............................          (95)                 -
            Net (repayments)/borrowings under line of credit.......       (3,000)            14,432
            Net repayments to officers.............................       (2,095)                 -
            Repayments of stockholder notes payable................       (1,384)                 -
            Principal payments on capital lease obligation.........            -                (81)
                                                                         -------           --------
         Net cash provided by financing activities.................      $ 8,426           $ 15,278
                                                                         -------           --------

         Effect of exchange rates on cash and cash equivalents.....      $    15           $    150
                                                                         -------           --------

         Net decrease in cash and cash equivalents.................       (1,525)            (9,415)

         Cash and cash equivalents at beginning of period..........        2,866             34,322
                                                                         -------           --------

         Cash and cash equivalents at end of period................      $ 1,341           $ 24,907
                                                                         =======           ========

         Noncash transactions:
           Issuance of stock for acquisitions......................            -           $ 22,349
           Issuance of warrants for acquisition....................      $   104                  -
           Issuance of notes for acquisition.......................      $   827                  -
           Issuance of common stock through reduction of note
             payable...............................................            -           $    500
           Property and equipment purchased under capital leases...            -           $  2,337

         Supplemental disclosure of cash flow information:
           Cash paid during the period for interest................      $   518           $     48
           Cash paid during the period for income taxes............      $ 4,566           $  4,153

    See accompanying notes to unaudited consolidated financial statements.

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

(b) Basis of Presentation

     The information as of March 31, 2000, and for the three month periods ended March 31, 1999 and 2000 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's annual consolidated financial statements for the fiscal year ended December 31, 1999, filed on Form 10-K with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of WFI and its majority-owned subsidiaries. During 1998, WFI acquired a wholly-owned subsidiary (Entel Technologies, Inc.), formed a subsidiary under WFI's control in Mexico (WFI de Mexico), and formed a wholly-owned subsidiary in Brazil (Wireless Facilities Latin America Ltda). In January 1999, WFI acquired wholly-owned subsidiary, B. Communication International, Inc. In June 1999, WFI acquired wholly-owned subsidiary C.R.D. Inc. In March 2000, the Company acquired the assets of a network operations center located in Dallas Texas. In conjunction with this purchase, the Company formed WFI Network Management Services Corporation, a wholly-owned subsidiary incorporated in the state of Delaware, to operate the center. WFI and its subsidiaries are collectively referred to herein as the "Company." All intercompany transactions have been eliminated in consolidation. Investments accounted for using the cost method include companies in which the Company owns less than 20% and for which the Company has no significant influence.

(c) Use of Estimates

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

(d) Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation.


(2) Recent Events

     On January 11, 2000, the Company acquired The Walter Group ("TWG"), a Washington corporation and a privately-held provider of management consulting and network development services to the wireless communications market. The acquisition was effective as of January 1, 2000. Consideration consisted of $5.5 million in cash and stock valued at $4.1 million. The excess purchase price paid over the fair value of net assets acquired was approximately $7.7 million and will be amortized over ten years. Results from operations for the three months ended March 31, 2000 include amortization expense of approximately $192,000 related to this acquisition. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

     On January 21, 2000, the Company acquired 6% of the existing 8% minority ownership interest in its subsidiary company, WFI de Mexico, from the General Manager of that subsidiary. The purchase was made under terms of a Restricted Stock Agreement, by which the Company issued shares of stock valued at $18.2 million. The acquisition price was recorded first to reduce the General Manager's minority interest as recorded by the Company at December 31, 1999, with the excess of approximately $17.9 million recorded as goodwill, which will be amortized over 20 years. The General Manager is the brother of both the President and the Chief Executive Officer of the Company. Results from operations for the three months ended March 31, 2000 include amortization expense of approximately $224,000 for this acquisition. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

     On March 13, 2000, the Company acquired the assets of a network operations center from Ericsson Inc., for $6.35 million in cash. The center is located in Dallas, Texas. The excess purchase price paid over the fair value of the net assets acquired was approximately $5.2 million and will be amortized over ten years. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date. The results of operations from January 1, 2000 to the acquisition date were not significant to the Company's operations.

(3) Net Income Per Common Share

     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income per share are presented below (in thousands):

                                                           Three months                Three months
                                                               ended                      ended
                                                           March 31, 1999              March 31, 2000
                                                           --------------              --------------
             Weighted-average shares, basic                        27,077                      40,478
             Dilutive effect of stock options                       4,293                       7,402
             Dilutive effect of warrants                              638                       1,005
                                                           --------------              --------------

             Weighted-average shares, diluted                      32,008                      48,885
                                                           ==============              ==============

      Options to purchase 319,712 and 364,561 shares of common stock at March 31, 1999 and 2000, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive.

(4) Segment Information

      Prior to January 1, 1999, the Company provided only design and deployment services. In the last fiscal quarter of 1999, the Company added network maintenance and business consulting services. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenue and operating income provided by the Company's industry segments for the three month periods ended March 31, 1999 and 2000 are as follows (in thousands):

                                                            Three months                Three months
                                                                ended                      ended
                                                            March 31, 1999              March 31, 2000
                                                            --------------              --------------
         Revenues:
             Design and deployment                             $    15,028                      40,117
             Network management                                         --                       2,429
             Business consulting                                        --                         787
                                                            --------------              --------------

                    Total revenues                              $   15,028                      43,333
                                                            ==============              ==============

      Operating income:
          Design and deployment                                 $    2,557                       7,993
          Network management                                            --                         868
          Business consulting                                           --                         396
                                                            --------------              --------------

      Total operating income                                    $    2,557                       9,257
                                                            ==============              ==============

      Revenues derived by geographic segments are as follows (in thousands):

                                         Three months      Three months
                                            ended             ended
                                        March 31, 1999   March  31, 2000
                                       ---------------------------------
            U.S...................          $10,543           $31,399
            Foreign...............          $ 4,485           $11,934
                                            -------           -------
            Total Revenues                  $15,028           $43,333
                                            =======           =======

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of the Form 10-Q to conform such statements to actual results or to changes in our expectations.

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Risk Factors", and the audited consolidated financial statements and related footnotes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999 and other reports and filings made with the Securities and Exchange Commission.

Overview
     Wireless Facilities, Inc. (the "Company") offers network business consulting, network planning, design and deployment services for the wireless telecommunications industry. For the three months ended March 31, 1999 and March 31, 2000, we increased both the number of our contracts as well as the scope of our services. In the final months of 1999, we entered into our first contracts for network planning which contributed to increased revenues and net income during the three months ended March 31, 2000. We expect to generate increased revenue from our network management services as we cross-sell to our existing customers and make this service available to new customers.

     Revenues on network planning, design and deployment contracts are recognized using the percentage-of-completion method. Under the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate from period to period. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For network planning, design and deployment contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charges a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

     Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of overhead, costs of expendable computer software and equipment, and other direct project-related expenses.

     Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not related directly to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. During the three months ended March 31, 2000, we completed the first phase of implementing a new financial management and accounting software program in our domestic operations. Such software was implemented to better accommodate our growth. We expect to incur expenses in subsequent periods related to licensing the software package and related personnel costs associated with phasing in its implementation in our domestic and international operations. We may incur expenses related to a given project in advance of the project beginning as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

     On November 10, 1999, we completed an initial public offering of common stock. In conjunction with the closing of that offering, we issued 4,600,000 shares of common stock (including an underwriter's over-allotment) for proceeds (after underwriter discounts) of $64.2 million in cash, which was partially used to pay down advances on a line of credit, as well as to payoff approximately $2.5 million of short term debt.

Results of Operations
     Revenues. Revenues increased 188% from $15.0 million for the three months ended March 31, 1999 to $43.3 million for the three months ended March 31, 2000. The $28.3 million increase was primarily attributable to the addition of new contracts, including contracts in our business development and network management segments, not included in the three months ended March 31, 1999. During the three months ended March 31, 2000, revenues include contract work for three significant customers representing 28%, 12% and 11% of total revenues. The most significant of these includes work on a broadband wireless systems implementation, a new and emerging technology in the wireless telecom industry.

     Cost of Revenues. Cost of revenues increased 175% from $9.2 million for the three months ended March 31, 1999 to $25.3 million for the three months ended March 31, 2000, primarily due to increased staffing in support of new contracts. Gross margin was 42% of revenues for the three months ended March 31, 2000 compared to 39% for the three months ended March 31, 1999. Improvements in our budgeting of turnkey projects contributed to the higher gross margin for the three months ended March 31, 2000 compared to the same period in 1999. This was slightly offset by an increased usage of subcontractors which accelerated work in certain turnkey projects and which had a slight decreasing affect on the gross margins for the three months ended March 31, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 230% from $2.3 million for the three months ended March 31, 1999 to $7.6 million for the three months ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 15% for the three months ended March 31, 1999 to 18% for the three months ended March 31, 2000. The increase is due to staffing increases in overhead departments to support our growth in operations as well as the increased support required for a public company. Higher utilization rates had a slight offsetting effect on the overall increase.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 17% from $1.0 million for the three months ended March 31, 1999 to $1.1 million for the three months ended March 31, 2000. The increase is primarily due to goodwill and other indentifiable intangibles purchased in our recent acquisitions, which contributed to our increase in contracts, revenues and overall operations. In January 2000, we acquired The Walter Group, a provider of management consulting and network deployment services for approximately $5.5 million in cash and stock valued at $4.1 million. Also in January 2000, we purchased 6% of the minority interest in our largest subsidiary, WFI de Mexico, for stock valued at approximately $18 million from a related party, leaving a 2% minority interest in WFI de Mexico. In March of 2000, we acquired the assets of a network operations center, in conjunction with the development of the networking and maintenance segment of the business, for $6.4 million in cash.

     Net Other Income (Expense). For the three months ended March 31, 2000, net other income was $0.6 million as compared to a net expense of $0.4 million for the three months ended March 31, 1999. This increase totaling $1.0 million was primarily attributable to interest earned on our investments in marketable securities from the proceeds of our November 1999 initial public offering and lower interest expense due to decreased debt outstanding during the periods under comparison.

     Net Income. Net income increased 267% from $1.6 million for the three months ended March 31, 1999 to $5.8 for the three months ended March 31, 2000. The $4.2 million increase was primarily due to revenue and margin increases on new contracts, offset in part by higher general and administrative expenses as a percentage of revenues and an increase in our provision for income taxes based on higher taxable income.


Liquidity and Capital Resources
     As of March 31, 2000, the latest date which information was available, we had cash and cash equivalents totaling approximately $54.5 million. Of this, approximately $29.6 million was invested in short-term investment grade securities.

     Future capital requirements will depend upon many factors, including our plans for future acquisitions, the timing of payments under contracts and our increase in personnel in advance of new contracts.

     Cash used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was $21.0 million for the three months ended March 31, 2000 and $8.1 million for the three months ended March 31, 1999.

     Cash used in investing activities was $3.9 million for the three months ended March 31, 2000, and $1.9 million for the three months ended March 31, 1999. Investing activities for the three months ended March 31, 1999 consisted primarily of cash paid for the acquisition of B. Communications International. Investing activities for the three months ended March 31, 2000 consist primarily of $11.9 million paid for the acquisitions of The Walter Group and a network operations center in January and March of 2000, respectively.

     Cash provided by financing activities for the three months ended March 31, 2000 was $15.3 million, which was primarily derived from borrowings under the Company's $20 million line of credit facility. At March 31, 2000, $14.4 million was outstanding under this facility. The credit facility is due on August 17, 2000 and bears interest at either the bank prime rate plus 0.25% (8.5% at December 31, 1999) or at the London Interbank Offering Rate (LIBOR) plus 2.25% (10.4% at December 31, 1999) at our discretion. The line of credit is secured by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. Cash provided by financing activities for the three months ended March 31, 1999 was $8.4 million. In February of 1999, we issued and sold 2,727,273 shares of Series B preferred stock for $15.0 million. These shares were converted to common stock at the conversion rate of 1 to 1 upon the closing of our initial public offering in November of 1999, in accordance with the preferred stock agreement. The cash provided by this financing was partially offset by the repayments of the line of credit, and repayments of notes to officers and stockholders.

     The Company has no material commitments other than obligations under its credit facilities, operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

     On November 10, 1999, we completed an initial public offering of common stock. In conjunction with the closing of that offering, we issued 4,600,000 shares of common stock for approximately $64.2 million in cash (net of underwriting discounts), which was partially used to pay down advances on a line of credit, finance acquisitions, and to payoff approximately $2.5 million of short term debt. The remaining amounts are invested in short-term, investment grade securities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to foreign currency risks due to both transactions and translations between a functional and reporting currency. The Company currently does not hedge any of these risks because (1) cash flows from foreign operations in Mexico are generally reinvested locally, (2) foreign operations in Brazil and the United Kingdom are minimal, and (3) we do not believe that to do so is justified by the current exposure or the cost at this time. The Company is exposed to the impact of foreign currency fluctuations due to the operations of and intercompany transactions with its consolidated subsidiaries in Mexico, Brazil and the United Kingdom. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. At March 31, 2000, there were $5.2 million, $1.2 million and $0.1 million owed to the Company from its Mexican, Brazilian and United Kingdom subsidiaries, respectively. These intercompany receivables were denominated in US dollars. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from these intercompany balances are approximately $524,000, $117,000 and $12,000 from Mexico, Brazil and the United Kingdom, respectively. In addition, we estimate that a 10% change in foreign exchange rates would impact reported operating profit for the three months ended March 31, 2000 by approximately $319,000. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Operations with and net income of foreign subsidiaries were not significant at March 31, 1999.

     As of March 31, 2000, the latest date for which detailed information was available, we had cash or cash equivalents of approximately $54.5 million. Of this, $29.6 million was invested in interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Subsequent to the Company's initial public offering in November 1999, the Company received correspondence from certain former employees (or their stockbrokers) who presented stock certificates of a predecessor of the Company delivered in 1996 as part of an employee benefit plan. The Company did not register these shares in its books and records because it believed them to have been forfeited in accordance with the terms of the plan. However, these former employees claimed that such certificates represented outstanding shares of the Company's common stock issued to them for services rendered in 1996.

On March 6, 2000, the Company filed a Complaint for Declaratory Relief in the Superior Court of the State of California for the County of San Diego, against six former employees who had sold or who had attempted to sell unregistered certificates purportedly representing 97,500 shares of the Company. The Complaint seeks a declaration that the subject certificates were invalid due to forfeiture provisions of the applicable employee benefit plan. The Complaint had not been served as of May 9, 2000, pending settlement discussions with the defendants.

The Company has agreements to settle the demands of each of the former employees named in the Complaint and certain of their brokers. The terms of the settlements call for the Company to recognize a certain number of the shares represented by these certificates as having been properly issued in 1996 for services rendered prior to issuance. The terms of some of the settlements remain subject to final documentation.

The total number of shares represented by such unregistered certificates (including shares subject to the settlement agreements and those not yet been presented to the Company) is estimated to be approximately 532,500 shares of common stock. Recognition of any of these shares will depend on the facts and circumstances relating to the issuance and delivery of each such certificate. The Company is therefore not certain at this time how many of the subject shares will be recognized.

As a result of the foregoing circumstances, the Company underreported the number of shares of common stock outstanding during each of the years ended December 31, 1996 through December 31, 1999. The impact of the additional shares was not material to the financial statements for the years ended December 31, 1996 through December 31, 1999.

Massih Tayebi, the Company's Chief Executive Officer, and Masood Tayebi, the Company's President, were the executive officers and directors of the Company's predecessor entity during 1996, and collectively owned the substantial majority of outstanding shares of that entity during that time. They have agreed to transfer shares of common stock owned by them to the Company for cancellation, share for share, for any shares represented by unregistered certificates which are recognized by the Company as issued and outstanding. Each will transfer to the Company one-half of the number of shares recognized. Consequently, the Company expects no increase in the number of currently outstanding shares of the Company's common stock and no impact on the financial statements in future periods as a result of the Company recognizing any of the unregistered certificates. Such cancellation of outstanding shares held by the Tayebis is not expected to materially diminish the ownership interests of either of them in the Company.

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

Item 2.   Changes in Securities and Use of Proceeds

(a).   Use of Proceeds from Sales of Registered Securities
       ---------------------------------------------------
On November 10, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value per share. The managing underwriters in the offering were Credit Suisse First Boston, Hambrecht & Quist and Thomas Weisel Partners LLC. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-85515) ("the "Registration Statement") that was declared effective by the Commission on November 4, 1999. All 4,600,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option, were sold at a price to the public of $15.00 per share. The offering resulted in gross proceeds of $69,000,000, of which $4,830,000 was applied toward commissions to the underwriters. Expenses related to the offering were approximately $2,250,000. After deducting the underwriter's commissions, the Company received net proceeds of approximately $64,170,000. As of March 31, 2000, the Company has used the net proceeds from the offering to (i) repay $2,535,210 of short-term debt, (ii) invest in interest-bearing, investment guide securities, and (iii) finance acquisitions. The offering proceeds are available to be used for working capital and general corporate purposes. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent (10%) or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 6.   Exhibits and Reports on Form 8-K:

(a).  Exhibits:
      --------

27    Financial Data Schedule

(b).  Reports on Form 8-K:
      --------------------
None.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WIRELESS FACILITIES, INC.

Date:     May 12, 2000                  By:    /s/  MASSIH TAYEBI
                                                    Massih Tayebi
                                                    Chief Executive Officer and
                                                    Director

                                        By:    /s/  THOMAS A. MUNRO
                                                    Thomas A. Munro
                                                    Chief Financial Officer

                                                               EXHIBIT INDEX

Exhibit
Number                     Description of Document

  27            Financial Data Schedule