Form 10-Q
period 2000-06-30
WIRELESS FACILITIES INC
filed 2000-08-14
CIK 1069258

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of July 31, 2000 there were 42,225,935 shares of the Registrant's $0.001 par value Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           WIRELESS FACILITIES, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000
                                     INDEX

                                                                             Page
                                                                             No.
                                                                             ----
                       PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements.............................................     3

         Consolidated Balance Sheets - December 31, 1999 and June 30, 2000     3
          (unaudited).....................................................

         Consolidated Statements of Operations for the Three Months Ended      4
          June 30, 1999 and 2000 and for the Six Months Ended June 30,
          1999 and 2000 (unaudited).......................................

         Consolidated Statements of Cash Flows for the Six Months Ended        5
          June 30, 1999 and 2000 (unaudited)..............................

         Notes to Consolidated Financial Statements (unaudited)...........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and      11
          Results of Operations...........................................

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    15

                         PART II. OTHER INFORMATION

 Item 1. Legal Proceedings................................................    16

 Item 2. Changes in Securities and Use of Proceeds........................    17

 Item 4. Submission of Matters to a Vote of Security Holders..............    18

 Item 6. Exhibits and Reports on Form 8-K.................................    18

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           WIRELESS FACILITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ -----------
                                                                     (unaudited)
                        Assets
Current assets:
  Cash and cash equivalents...........................    $ 34,322    $ 37,129
  Investments in marketable securities................      37,965      11,980
  Billed accounts receivable, net.....................      23,033      36,434
  Unbilled accounts receivable........................       9,600      32,365
  Contract management receivables.....................      13,993      11,937
  Inventory...........................................         --        2,468
  Other current assets................................       3,200       8,319
                                                          --------    --------
   Total current assets...............................     122,113     140,632
Property and equipment, net...........................       5,069      10,896
Goodwill, net.........................................       7,098      40,584
Other intangibles, net................................         374       6,769
Investments...........................................         100       4,198
Other assets..........................................         238       3,548
                                                          --------    --------
Total assets..........................................    $134,992    $206,627
                                                          ========    ========
         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable....................................    $  5,428    $  6,213
  Accrued expenses....................................       5,961       9,849
  Contract management payables........................       8,258       5,747
  Billings in excess of costs.........................       5,170       9,514
  Current portion of note payable.....................         --          159
  Line of credit......................................         --       13,641
  Current portion of capital lease obligations........         137       1,089
  Income taxes payable................................       5,641         955
  Deferred income tax liability.......................         --        8,365
                                                          --------    --------
   Total current liabilities..........................      30,595      55,532
Notes payable, net of current portion.................         909         --
Capital lease obligations, net of current portion.....       1,652       4,091
Other long-term liabilities...........................          59          59
                                                          --------    --------
Total liabilities.....................................      33,215      59,682
                                                          --------    --------
Minority interest.....................................         338         138
                                                          --------    --------
Stockholders' equity:
  Common stock, $0.001 par value, 195,000,000 shares
   authorized; 39,705,590 and 41,796,389 shares issued
   and outstanding at December 31, 1999 and June 30,
   2000 (unaudited), respectively.....................          40          42
  Additional paid-in capital..........................      90,245     122,354
  Note receivable from stockholder....................         --          (95)
  Retained earnings...................................      11,171      24,878
  Accumulated other comprehensive loss................         (17)       (372)
                                                          --------    --------
   Total stockholders' equity.........................     101,439     146,807
                                                          --------    --------
Total liabilities and stockholders' equity............    $134,992    $206,627
                                                          ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                 Three months Three months Six months Six months
                                    ended        ended       ended      ended
                                   June 30,     June 30,    June 30,   June 30,
                                     1999         2000        1999       2000
                                 ------------ ------------ ---------- ----------
Revenues.......................    $18,078      $59,435     $33,106    $102,768
Cost of revenues...............     11,649       33,056      21,024      58,386
                                   -------      -------     -------    --------
  Gross profit.................      6,429       26,379      12,082      44,382

Selling, general and
 administrative expenses.......      3,242       11,690       5,561      19,323
Depreciation and amortization..        300        1,893       1,077       3,006
                                   -------      -------     -------    --------
  Operating income.............      2,887       12,796       5,444      22,053
Net other (expense) income.....       (228)         459        (627)      1,010
                                   -------      -------     -------    --------
    Income before taxes and
     minority interest.........      2,659       13,255       4,817      23,063
Minority interest..............        --            67         --          131
                                   -------      -------     -------    --------

    Income before taxes........      2,659       13,188       4,817      22,932
Provision for income taxes.....      1,610        5,302       2,181       9,225
                                   -------      -------     -------    --------
    Net income.................    $ 1,049      $ 7,886     $ 2,636    $ 13,707
                                   =======      =======     =======    ========

Earnings per share data:

  Net income per common share:
    Basic......................    $  0.04      $  0.19     $  0.10    $   0.34
    Diluted....................    $  0.03      $  0.16     $  0.08    $   0.28

  Weighted-average common
   shares outstanding:
    Basic......................     27,175       41,348      27,126      40,913
    Diluted....................     32,935       50,073      32,365      49,479


     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Six months Six months
                                                            ended      ended
                                                           June 30,   June 30,
                                                             1999       2000
                                                          ---------- ----------
Net cash used in operating activities....................  $ (3,241)  $(17,797)

Investing activities:
  Capital expenditures...................................    (1,266)      (986)
  Cash paid for acquisitions, net........................    (1,742)   (18,089)
  Cash paid for investments..............................       (63)    (4,000)
  Proceeds from sales of investments ....................        55     25,985
                                                           --------   --------
    Net cash used in/(provided by) investing activities..    (3,016)     2,910
                                                           --------   --------
Financing activities:
  Proceeds from issuance of preferred stock..............    15,000        --
  Proceeds from issuance of common stock.................       353      4,967
  Purchase of treasury stock.............................      (127)       --
  Net borrowings (repayment) under line of credit .......    (3,000)    13,641
  Net borrowings (repayment) to/from officers............    (3,825)       --
  Repayment of capital lease obligations.................       --        (311)
  Repayment of acquisition notes payable.................      (994)      (250)
                                                           --------   --------
    Net cash provided by financing activities............     7,407     18,047
                                                           --------   --------
Effect of exchange rates on cash.........................        11       (353)
                                                           --------   --------
Net increase in cash and cash equivalents................     1,161      2,807
Cash and cash equivalents at beginning of period.........     2,866     34,322
                                                           --------   --------
Cash and cash equivalents at end of period...............  $  4,027   $ 37,129
                                                           ========   ========
Noncash transactions:
  Issuance of stock for acquisitions.....................       --    $ 26,549
  Property and equipment acquired under capital lease....       --    $  3,702
  Reduction of note payable in lieu of consideration for
   exercise of warrants..................................       --    $    500
  Issuance of stock under a cashless exercise of
   warrants..............................................       --    $    231
  Note receivable issued for stock option exercise.......       --    $     95
  Issuance of notes payable for acquisition..............  $    827        --
  Receipt of note for sale of investment.................  $    200        --

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest...............  $    692   $    380
  Cash paid during the period for income taxes...........  $  6,631   $  6,706

     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Organization and Summary of Significant Accounting Policies

 (a) Description of Business

   Wireless Facilities, Inc. (WFI) was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated in Delaware in August of 1998. WFI provides a full suite of outsourcing services to wireless carriers and equipment vendors, including the design, deployment and management of client networks.

 (b) Basis of Presentation

   The information as of June 30, 2000, and for the three months ended June 30, 1999 and 2000 is unaudited, as is information for the six months ended June 30, 2000. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's annual consolidated financial statements for the fiscal year ended December 31, 1999, filed on Form 10-K with the Securities and Exchange Commission.

   The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. During 1998, WFI acquired a wholly-owned subsidiary (Entel Technologies, Inc.), formed a subsidiary under WFI's control in Mexico (WFI de Mexico), and formed a wholly-owned subsidiary in Brazil (Wireless Facilities Latin America Ltda). In November 1999, WFI formed a wholly-owned subsidiary WFI International, Ltd. based in London, England, which began operations in April of this year. In March 2000, the Company acquired the assets of a network operations center and business segment located in Dallas, Texas. In conjunction with this purchase, the Company formed WFI Network Management Services Corporation, a wholly-owned subsidiary incorporated in the state of Delaware, to operate the center. In June 2000, the Company formed a wholly-owned subsidiary WFI-UK, Ltd., based in London, England, to act as a holding company. In May 2000, the Company acquired a 16.67% interest in the operations of Diverse Networks, Inc. ("DNI"), which will be accounted for using the equity method of accounting. WFI and its subsidiaries are collectively referred to herein as the "Company." All intercompany transactions have been eliminated in consolidation. Investments accounted for using the cost method include companies in which the Company owns less than 20% and for which the Company has no significant influence. Investments accounted for using the equity method include companies in which the Company owns more than 20% but less than 50%, or for which the Company is considered to have significant influence.

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

(2) Recent Events

   On January 11, 2000, the Company acquired The Walter Group ("TWG"), a Washington corporation and a privately-held provider of management consulting and network development services to the wireless

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)

communications market. Consideration consisted of $5.5 million in cash and stock valued at $4.1 million. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of approximately $7.7 million was recognized in the transaction and is being amortized over 10 years. Results from operations for the six months ended June 30, 2000 include amortization expense of approximately $385,000 related to the goodwill recorded from this acquisition. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

   On January 21, 2000, the Company acquired 6% of the existing 8% minority ownership interest in its majority-owned subsidiary, WFI de Mexico, from the General Manager of that subsidiary. The purchase was made under terms of a Restricted Stock Agreement, by which the Company issued shares of stock valued at $18.2 million. The acquisition price was recorded first to reduce the General Manager's minority interest, with the excess of approximately $17.9 million recorded as goodwill, which is being amortized over 20 years. The General Manager is the brother of both the President and the Chief Executive Officer of the Company. Results from operations for the six months ended June 30, 2000 include amortization expense of approximately $448,000 related to this acquisition. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquisition are included in the Company's consolidated financial statements from the acquisition date.

   On March 13, 2000, the Company acquired the assets of a network operations center and business segment from Ericsson Inc., for $6.35 million in cash. The center is located in Dallas, Texas. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.0 million was recognized in the transaction and is being amortized over seven years. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date. Results from operations for the six months ended June 30, 2000 include amortization expense of approximately $35,000 related to goodwill for this acquisition.

   On April 25, 2000, the Company acquired the assets of Comcor Advisory Services ("Comcor"), a privately-held provider of site development services to the wireless mobility and broadband wireless communications market. The Company paid $5.4 million in cash as well as stock valued at $1.8 million to Comcor shareholders for the acquisition, which the Company accounted for using the purchase method of accounting. Thus, the results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $6.5 million was recognized in the transaction, and is being amortized over ten years. Results from operations for the six months ended June 30, 2000 include amortization expense of approximately $109,000 related to goodwill for this acquisition.

   On May 24, 2000, the Company paid $4 million to acquire a 16.67% percent interest in Diverse Networks, Inc. ("DNI"), a private company that provides network management and data center services. In conjunction with the acquisition, the Company paid $100 for a warrant for the rights to purchase up to a 50% interest in DNI over five years. The warrant is exercisable after May 24, 2001, or upon the occurrence of a material event as defined in the warrant agreement. The number of shares and exercise price for the warrant is dependent upon revenues earned by contracts and agreements provided to DNI by the Company. Exercise may be effected by cash or by using a net issue exercise feature. The warrant may be exercised in total or in part, is assignable and transferable prior to any first exercise. The Company holds a position on DNI's Board of Directors and has entered into other contracts with DNI, and is therefore considered to have significant influence. This investment will be accounted for under the equity method of accounting. The Company's share of DNI's net income for the period ending June 30, 2000 was not material.

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)


   On June 26, 2000, the Company acquired the assets of Davis Bay, Inc., a Washington State limited liability company, for approximately $3 million in cash and stock. Of the total purchase price, approximately $2.4 million was paid in stock and issued to the selling shareholders, and is currently held in escrow. Of the escrowed consideration, 6,164 shares are for general indemnity provisions in the asset agreement and will be released two years after the acquisition date. The remaining 43,149 shares are escrowed for specific indemnity provisions and will be released over the next year as the specific provisions are fulfilled. Included in the asset purchase agreement is an earn-out provision whereby the Company agrees to pay Davis Bay's selling shareholders' additional consideration based on quarterly earnings from potential future contracts secured by Davis Bay for the Company and executed within 18 months of the acquisition date. Earn-out payments will be paid quarterly over the life of the eligible contracts, will be paid in stock, and are capped at $20 million. The acquisition was accounted for as a purchase. Thus, the results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.0 million was recognized in the transaction, and will be amortized over 10 years from the acquisition date. No amortization expense was included in results from operations for the six months ended June 30, 2000 due to the timing of the acquisition.

   On July 21, 2000, the Company acquired convertible preferred stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5 million and will be accounted for using the cost method of accounting.

   The following summary presents pro forma consolidated results of operations as if the asset acquisitions described above had occurred at the beginning of the six months ended June 30, 1999 and June 30, 2000. Adjustments to revenues and cost of revenues are taken from the available financial information by prorating the estimated monthly operating revenue or expense for the period of time such operations were excluded from the Company's financial results for the periods presented. The pro forma combined results include the effects of the purchase price allocation on depreciation of property, plant and equipment and amortization of intangible assets and adjustments to reflect the reversal of interest income resulting from the use of cash related to the acquisitions.

   The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future.

                                                           Six months Six months
                                                             ended      ended
                                                            June 30,   June 30,
                                                              1999       2000
                                                           ---------- ----------
Pro forma revenue.........................................  $43,022    $105,834
Pro forma operating income................................  $ 5,064    $ 22,248
Pro forma net income......................................  $ 2,427    $ 13,669
Pro forma net income per common share:
  Basic...................................................  $  0.09    $   0.33
  Diluted.................................................  $  0.07    $   0.28

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)


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

                                Three months Three months Six months Six months
                                   ended        ended       ended      ended
                                  June 30,     June 30,    June 30,   June 30,
                                    1999         2000        1999       2000
                                ------------ ------------ ---------- ----------
Weighted-average shares,
 basic........................     27,175       41,348      27,126     40,913
Dilutive effect of stock
 options......................      4,893        7,741       4,369      7,571
Dilutive effect of warrants...        867          984         870        995
                                   ------       ------      ------     ------
Weighted-average shares, fully
 diluted......................     32,935       50,073      32,365     49,479
                                   ======       ======      ======     ======

   Options to purchase 33,965 and 590,043 shares of common stock for the three months ended June 30, 1999 and 2000, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive. Options to purchase 283,849 and 246,671 shares of common stock for the six months ended June 30, 1999 and 2000, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive.

(4) Inventory

   As of June 30, 2000, the Company recorded $2.5 million in inventory consisting of uninstalled telecommunication equipment purchased under a service contract for one customer. Under the contract, the Company has the right to bill the customer for the equipment, but agrees to hold the equipment in its warehouses until the equipment is installed. Therefore, the Company recognized $3.0 million in deferred revenue related to this equipment as of June 30, 2000. The equipment is expected to be installed prior to the end of the fiscal year.

                           WIRELESS FACILITIES, INC.

                                  (UNAUDITED)


(5) Segment Information

   Prior to January 1, 1999, the Company provided only design and deployment services. In the last fiscal quarter of 1999, the Company added network maintenance and business consulting services to its operations. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenue and operating income provided by the Company's industry segments for the three and six months ended June 30, 1999 and 2000 are as follows (in thousands):

                                 Three months Three months Six months Six months
                                    ended        ended       ended      ended
                                   June 30,     June 30,    June 30,   June 30,
                                     1999         2000        1999       2000
                                 ------------ ------------ ---------- ----------
Revenues:
 Design and deployment..........   $18,078      $51,675     $33,106    $ 91,792
 Network management.............       --         5,501         --        7,930
 Business consulting............       --         2,259         --        3,046
                                   -------      -------     -------    --------
    Total revenues..............   $18,078      $59,435     $33,106    $102,768
                                   =======      =======     =======    ========
Operating income:
 Design and deployment..........   $ 2,887      $10,213     $ 5,444    $ 18,206
 Network management.............       --         1,576         --        2,444
 Business consulting............       --         1,007         --        1,403
                                   -------      -------     -------    --------
    Total operating income......   $ 2,887      $12,796     $ 5,444    $ 22,053
                                   =======      =======     =======    ========

   Revenues derived by geographic region are as follows (in thousands):

                                Three months Three months Six months Six months
                                   ended        ended       ended      ended
                                  June 30,     June 30,    June 30,   June 30,
                                    1999         2000        1999       2000
                                ------------ ------------ ---------- ----------
Revenues:
  U.S..........................   $16,160      $44,626     $30,352    $ 76,054
  Central and South America....     1,918       11,526       2,754      19,679
  Europe, Middle East and
   Africa......................       --         3,283         --        7,035
                                  -------      -------     -------    --------
    Total Revenues.............   $18,078      $59,435     $33,106    $102,768
                                  =======      =======     =======    ========

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

Overview

   Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services for the wireless telecommunications industry. During the six months ended June 30, 1999 and June 30, 2000, we increased both the number of our contracts, the scope of our services and our geographic presence. In the final months of 1999, we entered into our first contracts for network planning which contributed to increased revenues and net income during the six months ended June 30, 2000. For the six months ended June 30, 2000, our consulting, design and deployment, and network management segments contributed to 3%, 89% and 8% of our revenues, respectively. We expect to generate increased revenue from our network management and consulting services as we cross-sell to our existing customers and make our full range of services available to new customers. We also formed a subsidiary in the United Kingdom, Wireless Facilities International, Ltd. ("WFIL"). WFIL began servicing existing contracts and entering into new contracts in Europe, the Middle East and Africa ("EMEA") in April 2000. During the six months ended June 30, 2000, we performed work in 29 countries. These contracts include services performed for many of the latest wireless technologies, including UMTS, broadband wireless applications, and voice and video applications. Revenues from our international operations contributed 26% of our total revenues for the six months ended June 30, 2000.

   Revenues on network planning, design and deployment contracts are primarily fixed price contracts which are recognized using the percentage-of-completion method. Under the percentage-of-completion method of accounting, expenses on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate from period to period. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For network planning and design and deployment contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

   Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of overhead, costs of expendable computer software and equipment, and other direct project-related expenses.

   Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not related directly to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. During the six months ended June 30, 2000, we completed the first phase of implementing a new financial management and accounting software program in our domestic operations. Such software was implemented to better accommodate our growth. We expect to incur expenses in subsequent periods related to licensing the software package and related personnel costs associated with phasing in its implementation in our domestic and international operations. We may incur expenses related to a given project in advance of the project beginning as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

Results of Operations:

 Three months ended June 30, 1999 and June 30, 2000

   Revenues. Revenues increased 228% from $18.1 million for the three months ended June 30, 1999 to $59.4 million for the three months ended June 30, 2000. The $41.3 million increase was primarily attributable to the addition of new contracts, including contracts in our business development and network management segments which were not included in the three months ended June 30, 1999. During the three months ended June 30, 2000, revenues increased due to expanded scope on several large, existing contracts. Contract work for two significant customers represented 29% and 10% of total revenues during the period. Also contributing to the increase over the same period in the prior year was approximately $4.3 million in revenue from contracts acquired through our acquisition of The Walter Group during the first three months of the fiscal year 2000, as well as revenues from two deployment contracts in the Mexican market. Another significant factor for the increase is our expansion into the international market. Revenues from our international subsidiaries comprised 11% of our total revenues during the three months ended June 30, 1999, compared to 25% of our total revenues during the same three month period ended June 30, 2000.

   Cost of Revenues. Cost of revenues increased 185% from $11.6 million for the three months ended June 30, 1999 to $33.1 million for the three months ended June 30, 2000, primarily due to increased staffing in support of new contracts. Gross profit was 36% for the three months ended June 30, 1999 compared to 44% of revenues for the three months ended June 30, 2000. The improvement in gross profit is primarily attributable to improvements in our budgeting of turnkey projects and the fact that the three months ended June 30, 1999 included the impact of a revision to expense forecasts for the completion of two fixed-price contracts.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 266% from $3.2 million for the three months ended June 30, 1999 to $11.7 million for the three months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 18% for the three months ended June 30, 1999 to 20% for the three months ended June 30, 2000. The increase is due to staffing increases in overhead departments to support our growth in operations, the increased support required for a public company, as well as time charged for new employees as they go through our orientation, training and assignment processes.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 533% from $0.3 million for the three months ended June 30, 1999 to $1.9 million for the three months ended June 30, 2000. The increase is primarily due to goodwill and other indentifiable intangibles resulting from our recent acquisitions, which also contributed to our increase in contracts, revenues and overall operations.

   Net Other Income (Expense). For the three months ended June 30, 1999 net other expense was $0.2 million, as compared to net other income of $0.5 for the three months ended June 30, 2000. This $0.7 million increase was primarily attributable to interest earned on our investments in marketable securities from the proceeds of our November 1999 initial public offering, and a foreign currency gain on foreign currency receivables denominated in U.S. dollars, due to a devaluation of the Mexican peso compared to the U.S. dollar. The net increase was slightly offset by increased interest expense due to increased borrowings against our line of credit during the three months ending June 30, 2000.

 Six months ended June 30, 1999 and June 30, 2000

   Revenues. Revenues increased 211% from $33.1 million for the six months ended June 30, 1999 to $102.8 million for the six months ended June 30, 2000. The $69.7 million increase was primarily attributable to the addition of new contracts from our acquisitions made during the first quarter of 2000, expanded scope on several large, existing contracts, and new contracts in our business development and network management segments, which were not included in the six months ended June 30, 1999. Significant new contracts included contracts acquired through our acquisitions of The Walter Group and the Dallas network operations center during the first three months of the fiscal year 2000. Revenues also increased from two significant deployment contracts in the Mexican market serviced in the six months ended June 30, 2000. The six months ended June 30, 2000 included an expansion into the international market. Revenues from our international subsidiaries comprised 8% of our total revenues during the six months ended June 30, 1999, compared to 26% of our total revenues during the same six month period ended June 30, 2000.

   Cost of Revenues. Cost of revenues increased 178% from $21.0 million for the six months ended June 30, 1999 to $58.4 million for the six months ended June 30, 2000, primarily due to increased staffing in support of new contracts. Gross profit was 36% of revenues for the six months ended June 30, 1999 compared to 43% for the six months ended June 30, 2000. The improvement in gross profit is primarily attributable to improvements in our budgeting of turnkey projects and the fact that the three months ended June 30, 1999 included the impact of a revision to expense forecasts for the completion of two fixed-price contracts.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 245% from $5.6 million for the six months ended June 30, 1999 to $19.3 million for the six months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 17% for the six months ended June 30, 1999 to 19% for the six months ended June 30, 2000. The increase in dollars is due to staffing increases in overhead departments to support our growth in operations, the increased support required for a public company, as well as time charged for new employees as they go through our orientation, training and assignment processes.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 173% from $1.1 million for the six months ended June 30, 1999 to $3.0 million for the six months ended June 30, 2000. The increase is primarily due to goodwill and other indentifiable intangibles resulting from our recent acquisitions, which also contributed to our increase in contracts, revenues and overall operations.

   Net Other Income (Expense). For the six months ended June 30, 1999, net other expense was $0.6 million compared to net other income of $1.0 million for the six months ended June 30, 2000. This increase totaling $1.6 million was primarily attributable to interest earned on our investments in marketable securities from the proceeds of our November 1999 initial public offering.

 Liquidity and Capital Resources

   As of June 30, 2000, the latest date which information was available, we had cash and cash equivalents totaling approximately $37.1 million. Of this, approximately $23.6 million was invested in short-term, investment grade securities, with maturities at the date of purchase of less than 90 days.

   Future capital requirements will depend upon many factors, including our plans for future acquisitions, the timing of payments under contracts and increases in personnel in advance of new contracts.

   Cash used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was $3.2 million and $17.8 million for the six months ended June 30, 1999 and 2000, respectively.

   Cash used in investing activities was $3.0 million for the six months ended June 30, 1999. Cash provided by investing activities was $2.9 million for the six months ended June 30, 2000. Investing activities for the six months ended June 30, 1999 consisted primarily of cash paid for the acquisitions of B. Communications International and CRD. Investing activities for the six months ended June 30, 2000 consist primarily of proceeds totaling $26 million received from sales of investments, partially offset by cash paid for acquisitions and investments approximating $22 million. Acquisitions during the six months ended June 30, 2000 include the purchase of assets from The Walter Group, Comcor, Davis Bay, as well as a network operations center, and an equity interest in Diverse Networks, Inc.

   Cash provided by financing activities for the six months ended June 30, 1999 was $7.4 million, which was primarily derived from the sale of preferred stock, less repayment of credit borrowings from a financial institution and officers. In February 1999, we issued and sold 2,727,273 shares of Series B preferred stock for $15.0 million. These shares were converted to common stock at the conversion rate of 1-to-1 upon the closing of our initial public offering in November of 1999, in accordance with the terms of the preferred stock agreement. Cash provided by financing activities was $18 million for the six months ended June 30, 2000. Financing activities for this period primarily consisted of $13.6 million borrowed under our line of credit and $5.0 million from sales of common stock issued through our stock option and employee stock purchase plans. At June 30, 2000, $13.6 million was outstanding under our line of credit. The credit facility is due on August 17, 2002 and bears interest at either the bank prime rate minus 0.25% (8.5% at December 31, 1999) or at the London Interbank Offering Rate (LIBOR) plus 2.25% (10.4% at December 31, 1999) at our discretion. The line of credit is secured by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios.

   The Company has no material cash commitments other than obligations under its credit facilities, operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

   On November 10, 1999, we completed an initial public offering of our common stock. In conjunction with the closing of that offering, we issued 4,600,000 shares of common stock for approximately $64.2 million in cash (net of underwriting discounts). As of June 30, 2000, the proceeds were used as follows: (i) $8.6 million was used to repay short-term debt and notes payable;
(ii) $21.8 million was used to acquire assets or equity interests in other businesses; (iii) $0.1 million was used in operations. The remaining amounts, approximating $33.9 million at June 30, 2000, are invested in short-term, investment grade securities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The company is exposed to foreign currency risks due to both transactions and translations between a functional and reporting currency. We currently do not hedge any of these risks in our foreign subsidiaries because (1) cash flows from foreign operations in Mexico are generally reinvested locally in Mexico, (2) foreign operations in Brazil are minimal, (3) the British Pound Sterling is relatively stable against the U.S. dollar, and (4) we do not believe that to do so is justified by the current exposure or the cost at this time. The company is exposed to the impact of foreign currency fluctuations due to the operations of and intercompany transactions with its consolidated subsidiaries in Mexico, Brazil and the United Kingdom. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. At June 30, 2000, there was $8.6 million, $1.3 million and $0.1 million owed to our U.S. operations from our Mexican, Brazilian and United Kingdom subsidiaries, respectively. These intercompany receivables were denominated in U.S. dollars. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from these intercompany balances are approximately $857,000, $128,000 and $70,000 from Mexico, Brazil and the United Kingdom, respectively. In addition, we estimate that a 10% change in foreign exchange rates would impact reported operating profit for the three and six months ended June 30, 2000 by approximately $108,000 and $617,000, respectively. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Operations with and net income of foreign subsidiaries were not significant at June 30, 1999.

   As of June 30, 2000, the latest date for which detailed information was available, we had cash and cash equivalents of approximately $37.1 million. Of this, $23.6 million was invested in short-term, interest-bearing investment grade securities, with maturities at the date of purchase of less than 90 days. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

   As of August 8, 2000, we held a $30 million line of credit facility with a financial institution. At June 30, 2000, $13.6 million was outstanding under our line of credit. The credit facility is due on August 17, 2002 and bears interest at either the bank prime rate minus 0.25% (8.5% at December 31, 1999) or at the London Interbank Offering Rate (LIBOR) plus 2.25% (10.4% at December 31, 1999) at our discretion. The line of credit is secured by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. We do not utilize any derivative financial instruments to hedge the interest rate fluctuation as our balances under the facility are borrowed over the short term and we currently retain the ability to pay down amounts borrowed through our operational funds.

                          PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

   As reported in the Company's Form 10-Q for the quarter ended March 31, 2000, subsequent to the Company's initial public offering in November 1999, the Company received correspondence from certain former employees (or their stockbrokers) who presented stock certificates of a predecessor of the Company delivered in 1996 as part of an employee benefit plan. The Company did not register these shares in its books and records because it believed them to have been forfeited in accordance with the terms of the plan. However, these former employees claimed that such certificates represented outstanding shares of the Company's common stock issued to them for services rendered in 1996.

   On March 6, 2000, the Company filed a Complaint for Declaratory Relief in the Superior Court of the State of California for the County of San Diego, against six former employees who had sold or who had attempted to sell unregistered certificates purportedly representing 97,500 shares of the Company. The Complaint sought a declaration that the subject certificates were invalid due to forfeiture provisions of the applicable employee benefit plan. In June 2000, the Company settled its actions against five of these defendants. Subsequent to June 30, 2000, the Company settled its action with the remaining defendant and dismissed the Complaint. The terms of the settlements called for the Company to recognize a certain number of the shares represented by these certificates as having been properly issued in 1996 for services rendered prior to issuance.

   The total number of shares represented by such unregistered certificates (including shares subject to the settlement agreements described above and those not yet been presented to the Company) is estimated to be approximately 532,500 shares of common stock. Recognition of any of these shares will depend on the facts and circumstances relating to the issuance and delivery of each such certificate. The Company is therefore not certain at this time how many of the subject shares will be recognized.

   As a result of the foregoing circumstances, the Company underreported the number of shares of common stock outstanding during each of the years ended December 31, 1996 through December 31, 1999. The impact of the additional shares was not material to the financial statements for the years ended December 31, 1996 through December 31, 1999.

   Massih Tayebi, the Company's Chief Executive Officer, and Masood Tayebi, the Company's President, were the executive officers and directors of the Company's predecessor entity during 1996, and collectively owned the substantial majority of outstanding shares of that entity during that time. They have agreed to transfer shares of common stock owned by them to the Company, share for share, for any shares represented by unregistered certificates which are recognized by the Company as issued and outstanding. Each will transfer to the Company one-half of the number of shares recognized. Consequently, the Company expects no increase in the number of currently outstanding shares of the Company's common stock and no impact on the financial statements in future periods as a result of the Company recognizing any of the unregistered certificates. Such surrender of outstanding shares held by the Tayebis is not expected to materially diminish the ownership interests of either of them in the Company.

   The Company does not believe existing demands or future litigation associated with the unregistered certificates will have a material effect on the Company's financial position or results of operations. However, there can be no guarantee that any litigation that might arise out of these circumstances can be settled or disposed of in the manner anticipated, and therefore no guarantee that other outcomes would not have a material adverse effect on the Company's financial position or results of operations.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c). Recent Sales of Unregistered Securities

   During the six months ended June 30, 2000, the Company issued unregistered securities in the following transactions:

   1. On January 11, 2000, the Company issued an aggregate of 95,062 shares of common stock, valued at $4.1 million, to two shareholders of The Walter Group ("TWG") as partial consideration for substantially all of the assets of TWG.

   2. On January 21, 2000, the Company issued 430,000 shares of common stock, valued at $18.2 million, to Jalil Tayebi, the General Manager of the Company's majority-owned subsidiary WFI de Mexico. The shares were issued in exchange for a 6% interest in WFI de Mexico, pursuant to the terms of a Restricted Stock Agreement entered into between the Company and Mr. Tayebi. Mr. Tayebi is the brother of both the President and the Chief Executive Officer of the Company.

   3. On March 21, 2000, the Company issued an aggregate of 1,000 shares of common stock to two former shareholders of C.R.D., Inc. ("CRD"). The shares were issued pursuant to the partial exercise of two Warrant Agreements (the "CRD Warrants") dated June 1, 1999 between the Company and the former CRD shareholders. The CRD Warrants were entered into by the Company as partial consideration for the acquisition of certain assets from CRD. The exercise price of $5.50 per share was paid in cash.

   4. On April 25, 2000, the Company issued an aggregate of 21,425 shares of common stock, valued at $1.8 million, to two shareholders of Comcor Advisory Services ("Comcor"), as partial consideration for the acquisition of certain assets from Comcor.

   5. On June 1, 2000, the Company issued an aggregate of 1,000 shares of common stock to two former shareholders of C.R.D. The shares were issued pursuant to the partial exercise of the CRD Warrants. The exercise price of $5.50 per share was paid in cash.

   6. On June 21, 2000, the Company issued an aggregate of 55,612 shares of common stock to two former shareholders of B. Communications International, Inc. ("BCI"). The shares were issued pursuant to two Warrant Agreements, dated January 4, 1999, between the Company and the former BCI shareholders as partial consideration for the acquisition of certain assets from BCI. The exercise price of $4.16 per share was paid pursuant to a net exercise provision whereby 4,484 shares of common stock underlying the warrants, valued at $55.75 per share, were used as payment of the exercise price.

   7. On June 26, 2000, the Company issued an aggregate of 49,313 shares of common stock, valued at $2.4 million, to two shareholders of Davis Bay, Inc. ("Davis Bay"), as partial consideration for the acquisition of certain assets from Davis Bay.

   The issuances of the securities in the transactions described in paragraphs
(1) through (7) above were deemed to be exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) and/or Regulation D promulgated thereunder. The recipients represented their intentions to acquire the securities for investment purposes only and not with a view to the distribution thereof. Each of the recipients received adequate information about the Company and the Company reasonably believed that each of the recipients was an "Accredited Investor", as such term is defined in the Securities Act of 1933, as amended.

   (d). Use of Proceeds from Sales of Registered Securities

   On November 10, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value per share. The managing underwriters in the offering were Credit Suisse First Boston, Hambrecht & Quist and Thomas Weisel Partners LLC. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-85515) (the "Registration Statement") that was declared effective by the Commission on November 4, 1999. All 4,600,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option, were sold at a price to the public of $15.00 per share. The offering resulted in gross proceeds of $69 million of which $4.8 million was applied toward commissions to the underwriters. Expenses related to the offering were approximately $2,250,000. After deducting the underwriter's commissions, the Company received net proceeds of approximately $64.2 million. As of June 30, 2000, the Company has used the net proceeds from the offering as follows: (i) $8.6 million was used to repay short-term debt and notes payable, (ii) $21.8 million was used to acquire assets or equity interests in other businesses,
(iii) $0.1 million was used in operations, and (iv) the remaining proceeds have been invested in interest-bearing, investment grade securities. The offering proceeds are available to be used for working capital and general corporate purposes. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent (10%) or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   The Annual Meeting of Stockholders of Wireless Facilities, Inc. was held on June 22, 2000. At this meeting, the Company solicited the vote of the Stockholders on the proposals set forth below and received for each proposal the votes indicated below:

  (i) To elect five directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were Massih Tayebi, Ph.D., Masood Tayebi, Ph.D., Scott Anderson, Bandel Carano and Scot Jarvis. For each elected director the results of voting were:
      Massih Tayebi, Ph.D., 38,514,158 for and 168,321 withheld; Masood Tayebi, Ph.D., 37,851,458 for and 831,021 withheld; Scott Anderson 38,676,019 for and 6,460 withheld; Bandel Carano 38,676,064 for and 6,415 withheld; and Scot Jarvis 38,676,314 for and 6,165 withheld.

  (ii) To ratify the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2000. The selection of KPMG as independent auditors of the Company for its fiscal year ending December 31, 2000 was ratified with the following votes: 38,669,126 for, 10,743 against, and 2,610 abstained.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

   (a). Exhibits:

       27  Financial Data Schedule

   (b). Reports on Form 8-K:

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WIRELESS FACILITIES, INC.

Date: August 10, 2000                   By: /s/ Massih Tayebi
                                          -------------------------------------
                                        Massih Tayebi
                                        Chief Executive Officer and Director

                                        By:/s/ Thomas A. Munro
                                          -------------------------------------
                                        Thomas A. Munro
                                        Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit
 Number  Description of Document
 ------- -----------------------
 27      Financial Data Schedule