Form 10-Q
period 2000-09-30
WIRELESS FACILITIES INC
filed 2000-11-14
CIK 1069258

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                              4810 Eastgate Mall
                              San Diego, CA 92121
                                (858) 228-2000
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 31, 2000 there were 43,002,170 shares of the Registrant's $0.001 par value Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           WIRELESS FACILITIES, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
                          PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements...........................................     3

         Consolidated Balance Sheets - December 31, 1999 and September
          30, 2000 (unaudited)..........................................     3

         Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 1999 and 2000 (unaudited)..........     4

         Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1999 and 2000 (unaudited).......................     5

         Notes to Consolidated Financial Statements (unaudited).........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    11

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    14

                            PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    16

 Item 2. Changes in Securities and Use of Proceeds......................    17

 Item 6. Exhibits and Reports on Form 8-K...............................    17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           WIRELESS FACILITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      December 31, September 30,
                                                          1999         2000
                                                      ------------ -------------
                                                                    (unaudited)
                       Assets
Current assets:
  Cash and cash equivalents.........................    $ 34,322     $ 24,315
  Investments in marketable securities..............      37,965        3,190
  Billed accounts receivable, net...................      23,033       46,213
  Unbilled accounts receivable......................       9,600       53,463
  Contract management receivables...................      13,993       16,417
  Taxes receivable..................................         561        8,668
  Other current assets..............................       2,639        5,589
                                                        --------     --------
   Total current assets.............................     122,113      157,855
Property and equipment, net.........................       5,069       18,225
Goodwill, net.......................................       7,098       53,651
Other intangibles, net..............................         374       12,465
Investments.........................................         100        9,991
Other assets........................................         238        1,291
                                                        --------     --------
Total assets........................................    $134,992     $253,478
                                                        ========     ========
        Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................    $  5,428     $  8,944
  Accrued expenses..................................       5,961       11,823
  Contract management payables......................       8,258        4,653
  Billings in excess of costs.......................       5,170        3,392
  Current portion of note payable...................         --         1,659
  Line of credit....................................         --        23,915
  Current portion of capital lease obligations......         137        3,070
  Income taxes payable..............................       5,641          --
  Deferred income tax liability.....................         --         1,134
                                                        --------     --------
   Total current liabilities........................      30,595       58,590
Notes payable, net of current portion...............         909          107
Capital lease obligations, net of current portion...       1,652        7,338
Other long-term liabilities.........................          59           59
                                                        --------     --------
Total liabilities...................................      33,215       66,094
                                                        --------     --------
Minority interest...................................         338            7
                                                        --------     --------
Stockholders' equity:
  Common stock, $0.001 par value, 195,000,000 shares
   authorized; 39,705,590 and 42,919,315 shares
   issued and outstanding at December 31, 1999 and
   September 30, 2000 (unaudited), respectively.....          40           43
  Additional paid-in capital........................      90,245      154,330
  Note receivable from stockholder..................         --          (641)
  Retained earnings.................................      11,171       33,921
  Accumulated other comprehensive loss..............         (17)        (276)
                                                        --------     --------
   Total stockholders' equity.......................     101,439      187,377
                                                        --------     --------
Total liabilities and stockholders' equity..........    $134,992     $253,478
                                                        ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                          Three months  Three months   Nine months   Nine months
                              ended         ended         ended         ended
                          September 30, September 30, September 30, September 30,
                              1999          2000          1999          2000
                          ------------- ------------- ------------- -------------
Revenues................     $23,833       $73,073       $56,938      $175,841
Cost of revenues........      13,102        40,800        34,126        99,186
                             -------       -------       -------      --------
  Gross profit..........      10,731        32,273        22,812        76,655
Selling, general and
 administrative
 expenses...............       4,645        15,425        10,208        34,748
Depreciation and
 amortization...........         516         2,829         1,591         5,834
                             -------       -------       -------      --------
  Operating income......       5,570        14,019        11,013        36,073
Net other
 (expense)income........        (261)          223          (888)        1,233
                             -------       -------       -------      --------
  Income before taxes
   and minority
   interest.............       5,309        14,242        10,125        37,306
Minority interest.......        (370)          125          (370)           (7)
                             -------       -------       -------      --------
  Income before taxes...       4,939        14,367         9,755        37,299
Provision for income
 taxes..................       2,141         5,324         4,321        14,549
                             -------       -------       -------      --------
  Net income............     $ 2,798       $ 9,043       $ 5,434      $ 22,750
                             =======       =======       =======      ========
Earnings per share data:
  Net income per common
   share:
    Basic...............     $  0.10       $  0.21       $  0.20      $   0.55
    Diluted.............     $  0.08       $  0.17       $  0.17      $   0.45
  Weighted-average
   common shares
   outstanding:
    Basic...............      27,248        42,363        27,167        41,396
    Diluted.............      33,478        51,921        32,464        50,293


     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                     Nine months   Nine months
                                                        ended         Ended
                                                    September 30, September 30,
                                                        1999          2000
                                                    ------------- -------------
Net cash used in operating activities..............    $(8,184)     $(37,690)
                                                       -------      --------
Investing activities:
  Capital expenditures.............................     (2,422)       (3,008)
  Cash paid for acquisitions, net of cash
   acquired........................................     (1,742)      (28,200)
  Cash paid for investments........................        (63)       (8,929)
  Proceeds from sales of investments...............         56        34,775
                                                       -------      --------
    Net cash used in/(provided by) investing
     activities....................................     (4,191)       (5,362)
                                                       -------      --------
Financing activities:
  Proceeds from issuance of preferred stock........     15,000           --
  Proceeds from issuance of common stock...........        396         9,450
  Purchase of treasury stock.......................       (161)          --
  Net borrowings (repayment) under line of credit..      4,000        23,915
  Net borrowings (repayment) to/from officers......     (3,825)          617
  Repayment of capital lease obligations...........        --           (704)
  Repayment of acquisition notes payable...........     (1,499)         (250)
                                                       -------      --------
    Net cash provided by financing activities......     13,911        33,028
                                                       -------      --------
Effect of exchange rates on cash and cash
 equivalents.......................................         45            17
                                                       -------      --------
Net increase/(decrease) in cash and cash
 equivalents.......................................      1,581       (10,007)
Cash and cash equivalents at beginning of period...      2,866        34,322
                                                       -------      --------
Cash and cash equivalents at end of period.........    $ 4,447      $ 24,315
                                                       =======      ========
Noncash transactions:
  Issuance of stock for acquisition................        --       $ 36,855
  Property and equipment acquired under capital
   lease...........................................        --       $  9,323
  Reduction of note payable in lieu of
   consideration for exercise of warrants..........        --       $    500
  Issuance of stock under a cashless exercise of
   warrants........................................        --       $    231
  Note receivable issued for stock option
   exercise........................................        --       $     95
  Issuance of notes payable for acquisition........    $   827           --
  Receipt of note receivable for sale of
   investment......................................    $   199           --
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........    $   696      $  1,028
  Cash paid during the period for income taxes.....    $ 7,244      $ 10,637

     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Organization and Summary of Significant Accounting Policies

 (a) Description of Business

   Wireless Facilities, Inc. (WFI) was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated in Delaware in 1998. WFI provides a full suite of outsourcing services to wireless carriers and equipment vendors, including the design, deployment and management of client networks. WFI's customers include both early-stage and mature providers of cellular, PCS and broadband data services and equipment. WFI's engagements range from small contracts for the deployment of a single cell, to large multi-year turnkey contracts. These services are billed either on a time and materials basis or on a fixed price, time certain basis.

 (b) Basis of Presentation

   The information as of September 30, 2000, and for the three months and nine months ended September 30, 1999 and 2000 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's annual consolidated financial statements for the fiscal year ended December 31, 1999, filed on Form 10-K with the Securities and Exchange Commission.

   The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. During 1998, WFI acquired a wholly-owned subsidiary (Entel Technologies, Inc.), formed a subsidiary under WFI's control in Mexico (WFI de Mexico), and formed a wholly-owned subsidiary in Brazil (Wireless Facilities Latin America Ltda). In November 1999, WFI formed a wholly-owned subsidiary WFI International, Ltd. based in London, England, which began operations in April of this year. In March 2000, the Company acquired the assets of a network operations center and business segment located in Dallas, Texas. In conjunction with this purchase, the Company formed WFI Network Management Services Corporation, a wholly-owned subsidiary incorporated in the state of Delaware, to operate the center. In May 2000, the Company acquired a 16.67% interest in the operations of Diverse Networks, Inc. ("DNI"), which is accounted for using the equity method of accounting. In August 2000, the Company acquired Questus, Ltd., ("Questus") a privately held company incorporated in the United Kingdom in a stock purchase acquisition. Questus is a provider of management consulting and network development services in the European wireless services market. The acquisition included Questus' wholly-owned subsidiaries, Questus Scandinavia, A.B., incorporated in Stockholm, Sweden, and Questus GmbH, incorporated in Vienna, Austria. In September 2000, the Company formed a wholly-owned subsidiary WFI-UK, Ltd., based in London, England, to act as a holding company.

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

 (c) Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (d) Reclassifications

   Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Recent Events

   On January 11, 2000, the Company acquired The Walter Group, Inc. ("TWG"), a Washington corporation and a privately-held provider of management consulting and network development services to the wireless communications market. Consideration consisted of $5.5 million in cash and stock valued at $4.1 million. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of approximately $7.7 million was recognized in the transaction and is being amortized over 10 years. Results from operations for the nine months ended September 30, 2000 include amortization expense of approximately $578,000 related to the goodwill recorded from this acquisition. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

   On January 21, 2000, the Company acquired 6% of the existing 8% minority ownership interest in its majority-owned subsidiary, WFI de Mexico, from the General Manager of that subsidiary. The acquisition was made under the terms of a Restricted Stock Agreement, pursuant to which the Company issued shares of common stock valued at $18.2 million in exchange for shares representing the 6% interest in WFI de Mexico. The acquisition price was recorded first to reduce the General Manager's minority interest, with the excess of approximately $17.9 million recorded as goodwill, which is being amortized over 20 years. The General Manager is the brother of both the Chairman and the Chief Executive Officer of the Company. Results from operations for the nine months ended September 30, 2000 include amortization expense of approximately $672,000 related to this acquisition. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquisition are included in the Company's consolidated financial statements from the acquisition date.

   On March 13, 2000, the Company acquired the assets of a network operations center and business segment from Ericsson Inc., for $6.35 million in cash. The center is located in Dallas, Texas. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.0 million was recognized in the transaction and is being amortized over seven years. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date. Results of operations for the nine months ended September 30, 2000 include amortization expense of approximately $ 70,000 related to goodwill recorded from this acquisition.

   On April 25, 2000, the Company acquired the assets of Comcor Advisory Services ("Comcor"), a privately-held provider of site development services to the wireless mobility and broadband wireless communications market. The Company paid $5.4 million in cash as well as stock valued at $1.8 million to Comcor shareholders for the acquisition, which the Company accounted for using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $6.5 million was recognized in the transaction, and is being amortized over ten years. Results from operations for the nine months ended September 30, 2000 include amortization expense of approximately $274,000 related to goodwill recorded from this acquisition.

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)


   On May 24, 2000, the Company paid $4 million to acquire a 16.67% percent interest in Diverse Networks, Inc. ("DNI"), a private company that provides network management and data center services. In conjunction with the acquisition, the Company paid $100 for a warrant for the rights to purchase up to a 50% interest in DNI over five years. The warrant is exercisable after May 24, 2001, or upon the occurrence of a material event as defined in the warrant agreement. The number of shares and exercise price for the warrant is dependent upon revenues earned by contracts and agreements provided to DNI by the Company. Exercise of the warrant may be effected by cash or by using a net issue exercise feature. The warrant may be exercised in total or in part, and is assignable and transferable prior to any first exercise. A representative of the Company holds a position on DNI's Board of Directors and the Company has entered into other contracts with DNI, and is therefore considered to have significant influence. This investment has been accounted for under the equity method of accounting.

   On June 26, 2000, the Company acquired the assets of Davis Bay, LLC., a Washington State limited liability company, for approximately $3 million in cash and stock. Of the total purchase price, approximately $2.4 million was paid in stock issued to the selling shareholders, and is currently held in escrow. Of the escrowed consideration, 6,164 shares are being held subject to general indemnity provisions in the asset agreement and are to be released approximately two years after the acquisition date. Absent any claims against the escrow the remaining 43,149 shares are escrowed for specific indemnity provisions and are to be released approximately one year after the acquisition date, provided the specific provisions are fulfilled. Included in the asset purchase agreement is an earn-out provision whereby the Company agrees to pay Davis Bay's selling shareholders' additional consideration contingent on certain quarterly earnings results from potential future contracts secured by Davis Bay for the Company and executed within 18 months of the acquisition date. Earn-out payments, if earned, are to be paid quarterly over the life of the eligible contracts, are to be paid in stock, and are capped at $20 million. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.0 million was recognized in the transaction, and will be amortized over 10 years from the acquisition date. Results of operations for the nine months ended September 30, 2000 include amortization expense of approximately $27,000 related to goodwill recorded from this acquisition.

   On July 21, 2000, the Company acquired convertible preferred stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5 million and will be accounted for using the cost method of accounting.

   On August 29, 2000, the Company acquired all of the outstanding capital stock of Questus, Ltd., a private limited company incorporated in the United Kingdom. Consideration consisted of approximately $10.5 million in cash, stock valued at approximately $10.3 million, and promissory notes to one selling shareholder totaling $1.5 million. Included in the purchase were Questus wholly owned subsidiaries, Questus Scandinavia, A.B., incorporated in Stockholm Sweden, and Questus GmbH, incorporated in Vienna, Austria. The excess purchase price paid over the fair value of tangible and identifiable assets acquired was recorded as goodwill. Goodwill of approximately $14.0 million was recognized in the transaction and is being amortized over 10 years. Results from operations for the nine months ended September 30, 2000 include amortization expense of approximately $119,000 related to goodwill for this acquisition.

   On October 12, 2000, the Company acquired all of the outstanding capital stock of Telia Contracting, AB of Gothenburg, Sweden, a subsidiary of Telia AB in Sweden. Consideration consisted of approximately $7.8 million in cash.

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)


   The following summary presents pro forma consolidated results of operations as if the asset acquisitions described above (with the exception of Telia Contracting, AB, which occurred after September 30, 2000) had occurred at the beginning of the three and nine months ended September 30, 1999, and the three and nine months ended September 30, 2000, and includes adjustments that are directly attributable to the transaction or are expected to have a continuing impact on the Company. Adjustments to revenues and cost of revenues are taken from the available financial information by estimating the monthly operating revenue or expense and pro-rating for the period of time such operations were excluded from the Company's financial results for the periods presented.

   The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future (all amounts except per share data are in thousands).

                          Three months  Three months   Nine Months   Nine months
                              ended         ended         ended         ended
                          September 30, September 30, September 30, September 30,
                              1999          2000          1999          2000
                          ------------- ------------- ------------- -------------
Pro forma revenue.......     $30,228       $73,566       $69,073      $180,879
Pro forma operating
 income.................     $ 4,222       $13,643       $ 8,211      $ 35,839
Pro forma net income....     $ 1,658       $ 9,039       $ 3,744      $ 22,414
Pro forma net income per
 common share:
  Basic.................     $  0.06       $  0.21       $  0.13      $   0.54
  Diluted...............     $  0.05       $  0.17       $  0.11      $   0.44

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

                          Three months  Three months   Nine months   Nine months
                              ended         ended         ended         ended
                          September 30, September 30, September 30, September 30,
                              1999          2000          1999          2000
                          ------------- ------------- ------------- -------------
Weighted-average shares,
 basic..................     27,248        42,363        27,167        41,396
Dilutive effect of stock
 options................      5,286         8,621         4,480         7,921
Dilutive effect of
 warrants...............        944           937           817           976
                             ------        ------        ------        ------
Weighted-average shares,
 fully diluted..........     33,478        51,921        32,464        50,293
                             ======        ======        ======        ======

   Options to purchase 191,167 and 550,222 shares of common stock for the three months ended September 30, 1999 and 2000, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive. Options to purchase 321,633 and 1,242,195 shares of common stock for the nine months ended September 30, 1999 and 2000, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive.

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)


(4) Segment Information

   Prior to January 1, 1999, the Company provided only design and deployment services. In the last fiscal quarter of 1999, the Company added network maintenance and business consulting services to its operations. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenue and operating income provided by the Company's industry segments for the three and nine months ended September 30, 1999 and 2000 are as follows (in thousands):

                         Three months  Three months   Nine months   Nine Months
                             ended         ended         ended         Ended
                         September 30, September 30, September 30, September 30,
                             1999          2000          1999          2000
                         ------------- ------------- ------------- -------------
Revenues:
  Design and
   deployment...........    $23,833       $57,980       $56,938      $142,285
  Network management....        --         12,770           --         28,346
  Business consulting...        --          2,323           --          5,210
                            -------       -------       -------      --------
    Total revenues......    $23,833       $73,073       $56,938      $175,841
                            =======       =======       =======      ========
Operating income:
  Design and
   deployment...........    $ 5,570       $11,156       $11,013      $ 26,419
  Network management....        --          2,279           --          7,765
  Business consulting...        --            584           --          1,888
                            -------       -------       -------      --------
    Total operating
     income.............    $ 5,570       $14,019       $11,013      $ 36,073
                            =======       =======       =======      ========

   Revenues derived by geographic region are as follows (in thousands):

                         Three months  Three months   Nine months   Nine months
                             ended         ended         ended         ended
                         September 30, September 30, September 30, September 30,
                             1999          2000          1999          2000
                         ------------- ------------- ------------- -------------
Revenues:
  U.S. .................    $17,709       $51,067       $39,787      $128,345
  Central and South
   America..............      6,124        17,843        17,151        38,291
  Europe, Middle East
   and Africa...........        --          4,163           --          9,205
                            -------       -------       -------      --------
    Total Revenues......    $23,833       $73,073       $56,938      $175,841
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

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

   The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited consolidated financial statements and related notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999 and other reports and filings made with the Securities and Exchange Commission.

Overview

   Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services for the wireless telecommunications industry. During the nine months ended September 30, 1999 and September 30, 2000, we increased both the number of our contracts, the scope of our services and our geographic presence. In the final months of 1999, we entered into our first contracts for network planning which contributed to increased revenues and net income during the nine months ended September 30, 2000. For the nine months ended September 30, 2000, our consulting, design and deployment, and network management segments contributed to 3%, 81% and 16% of our revenues, respectively. We expect to generate increased revenue from our network management and consulting services as we cross-sell to our existing customers and make our full range of services available to new customers. During this period, we also formed a subsidiary in the United Kingdom, Wireless Facilities International, Ltd. ("WFIL"). WFIL began servicing existing contracts and entering into new contracts in Europe, the Middle East and Africa ("EMEA") in April 2000. During the nine months ended September 30, 2000, we performed work in 29 countries. These contracts include services performed for many of the latest wireless technologies, including UMTS, broadband wireless applications, and voice and video applications. Revenues from our international operations contributed 27% of our total revenues for the nine months ended September 30, 2000.

   Revenues from network planning, design and deployment contracts are primarily fixed price contracts which are recognized using the percentage-of-completion method. Under the percentage-of-completion method of accounting, expenses on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate from period to period. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For business consulting, network planning, design and deployment contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

   Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of overhead, costs of expendable computer software and equipment, and other direct project-related expenses.

   Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not related directly to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. During the nine months ended September 30, 2000, we completed the first phase of implementing a new financial management and accounting software program in our domestic operations. Such software was implemented to better accommodate our growth. We expect to incur expenses in subsequent periods related to licensing the software package and related personnel costs associated with phasing in its implementation in our domestic and international operations. We may incur expenses related to a given project in advance of the commencement of the project as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

Results of Operations:

 Three months ended September 30, 1999 and September 30, 2000

   Revenues. Revenues increased 207% from $23.8 million for the three months ended September 30, 1999 to $73.1 million for the three months ended September 30, 2000. The $49.3 million increase was primarily attributable to the addition of new contracts, including contracts in our consulting and network management segments which were not included in the three months ended September 30, 1999. Another significant factor for the increase is our expansion into the international market. Revenues from international markets comprised 26% of our total revenues during the three months ended September 30, 1999, compared to 30% of our total revenues during the same three month period ended September 30, 2000.

   Cost of Revenues. Cost of revenues increased 211% from $13.1 million for the three months ended September 30, 1999 to $40.8 million for three months ended September 30, 2000, primarily due to increased staffing in support of new contracts. Gross profit was 44% of revenues for the three months ended September 30, 2000 compared to 45% of revenues for the three months ended September 30, 1999.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 235% from $4.6 million for the three months ended September 30, 1999 to $15.4 million for the three months ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 19% for the three months ended September 30, 1999 to 21% for the three months ended September 30, 2000. The increase is due to staffing increases in overhead departments to support our growth in operations, the increased support required for a public company, costs of staffing and running international offices, as well as time charged for new employees during their orientation, training and assignment processes.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 460% from $0.5 million for the three months ended September 30, 1999 to $2.8 million for the three months ended September 30, 2000.

   Net Other Income (Expense). For the three months ended September 30, 1999 net other expense was $0.3 million, as compared to net other income of $0.2 for the three months ended September 30, 2000. This $0.5 million income increase was primarily attributable to interest revenue from the investment of proceeds from our initial public offering which occurred in November 1999, partially offset by foreign exchange losses for the period and increased interest expense on increasing balances on our line of credit.

   Provision for Income Taxes. Our provisional income tax rate as a percentage of income before taxes decreased from 43% for the three months ended September 30, 1999, to 37% for the three months ended September 30, 2000. The decrease is primarily attributable to increases in our foreign sales.

 Nine Months Ended September 30, 1999 and September 30, 2000

   Revenues. Revenues increased 209% from $56.9 million for the nine months ended September 30, 1999 to $175.8 million for the nine months ended September 30, 2000. The $118.9 million increase was primarily attributable to the addition of new contracts from our acquisitions completed during the first quarter of 2000, expanded scope on several large, existing contracts, and new contracts in our consulting and network management segments, which were not included in the nine months ended September 30, 1999. Significant new contracts included contracts acquired through our acquisitions of The Walter Group and the Dallas network operations center during the first three months of the fiscal year 2000. Revenues also increased from two significant deployment contracts in the Mexican market serviced in the nine months ended September 30, 2000. Revenues from our international markets comprised 30% of our total revenues during the nine months ended September 30, 1999, compared to 27% of our total revenues during the same nine month period ended
September 30, 2000.

   Cost of Revenues. Cost of revenues increased 191% from $34.1 million for the nine months ended September 30, 1999 to $99.2 million for the nine months ended September 30, 2000, primarily due to increased staffing in support of new contracts. Gross profit was 40% of revenues for the nine months ended September 30, 1999 compared to 44% for the nine months ended September 30, 2000. The nine months ended September 30, 1999 included the impact of a revision to expense forecasts for the completion of two fixed-price contracts.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 240% from $10.2 million for the nine months ended September 30, 1999 to $34.7 million for the nine months ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 18% for the nine months ended September 30, 1999 to 20% for the nine months ended September 30, 2000. The increase is due to staffing increases in overhead departments to support our growth in operations, the increased support required for a public company, as well as time charged for new employees during their our orientation, training and assignment processes.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 267% from $1.6 million for the nine months ended September 30, 1999 to $5.8 million for the nine months ended September 30, 2000. The increase is primarily due to goodwill and other identifiable intangibles resulting from our recent acquisitions, which also contributed to our increase in contracts, revenues and overall operations.

   Net Other Income (Expense). For the nine months ended September 30, 1999, net other expense was $0.9 million compared to net other income of $1.2 million for the nine months ended September 30, 2000. This increase totaling $2.1 million was primarily attributable to interest earned on our investments in marketable securities from the proceeds of our November 1999 initial public offering, partially offset by an increase in interest expense on increasing balances on our line of credit.

   Provision for Income Taxes. Our provisional income tax rate as a percentage of income before taxes decreased from 44% for the nine months ended September 30, 1999, to 39% for the nine months ended September 30, 2000. The decrease is primarily attributable to increases in our foreign sales.

Liquidity and Capital Resources

   As of September 30, 2000, we had cash and cash equivalents totaling approximately $24.3 million. Of this, approximately $13.6 million was invested in short-term, investment grade securities with maturities at the date of purchase of less than 90 days.

   Future capital requirements will depend upon many factors, including our plans for future acquisitions, the timing of payments under contracts and increases in personnel in advance of new contracts.

   Cash used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was $8.2 million and $37.7 million for the nine months ended September 30, 1999 and 2000, respectively.

   Cash used in investing activities was $4.2 million and $5.4 million for the nine months ended September 30, 1999 and 2000 respectively. Investing activities for the nine months ended September 30, 1999 consisted primarily of cash paid for the acquisitions of B. Communications International and CRD. Investing activities for the nine months ended September 30, 2000 consisted primarily of proceeds totaling $34.8 million received from sales of investments, partially offset by cash paid for acquisitions and investments approximating $37.1 million. Acquisitions during the nine months ended September 30, 2000 include the purchase of assets from The Walter Group, Comcor, Davis Bay and Questus, as well as a network operations center, an investment in CommVerge, and an equity interest in Diverse Networks, Inc.

   Cash provided by financing activities for the nine months ended September 30, 1999 was $13.9 million, which was primarily derived from the sale of preferred stock, less repayment of credit borrowings from a financial institution and officers. In February 1999, we issued and sold 2,727,273 shares of Series B preferred stock for $15.0 million. These shares were converted to common stock at the conversion rate of 1-to-1 upon the closing of our initial public offering in November of 1999, in accordance with the terms of the preferred stock agreement. Cash provided by financing activities was $33.0 million for the nine months ended September 30, 2000. Financing activities for this period primarily consisted of $23.9 million borrowed under our line of credit, and $9.4 million from sales of common stock issued through our stock option and employee stock purchase plans. At September 30, 2000, $23.9 million was outstanding under our line of credit. The credit facility is due on August 17, 2002 and bears interest at either the bank prime rate minus 0.25% (9.5% at September 30, 2000) or at the London Interbank Offering Rate (LIBOR) plus 2.25% (6.73% at September 30, 2000) at our discretion. The line of credit is secured by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios.

   The Company has no material cash commitments other than obligations under its credit facilities, operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

   On November 10, 1999, we completed an initial public offering of our common stock. In conjunction with the closing of that offering, we issued 4,600,000 shares of common stock for approximately $64.2 million in cash (net of underwriting discounts). As of September 30, 2000, the proceeds were used as follows: (i) $8.6 million was used to repay short-term debt and notes payable;
(ii) $32.3 million was used to acquire assets or equity interests in other businesses; and (iii) $1.3 net of reinvested interest and asset management fees was used in our operations. The remaining proceeds, approximating $22.0 million at September 30, 2000, are invested in short-term, investment grade securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to foreign currency risks due to both transactions and translations between a functional and reporting currency in our Mexican, Brazilian and United Kingdom subsidiaries. We currently do not hedge any of these risks in our foreign subsidiaries because (1) cash flows from foreign operations in Mexico are generally reinvested locally in Mexico, (2) foreign operations in Brazil are minimal, (3) the British pound sterling is relatively stable against the U.S. dollar, and (4) we do not believe that to do so is justified by the current exposure and the cost at this time. The Company is exposed to the impact of foreign currency fluctuations due to intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. At September 30, 2000, there was $10.0 million, $1.3 million and $2.4 million owed to our U.S. operations from our Mexican, Brazilian and United Kingdom subsidiaries, respectively. These intercompany receivables were denominated in U.S. dollars. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from these intercompany balances are approximately $1.0 million from Mexico, $0.1 million from Brazil and $0.2 million from the United Kingdom. In addition, we estimate that a 10% change in foreign exchange rates would impact reported operating profit for the three and nine months ended September 30, 2000 by approximately $0.4 million and $1.0 million, respectively. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Operations with and net income of foreign subsidiaries were not significant at September 30, 1999.

   As of September 30, 2000, we had cash and cash equivalents of approximately $24.3 million. Of this, $13.6 million was invested in short-term, interest-bearing investment grade securities, with maturities at the date of purchase of less than 90 days. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by a sudden change in market interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

   As of September 30, 2000, we held a $30 million line of credit facility with a financial institution. At September 30, 2000, $23.9 million was outstanding under this line of credit. This line of credit was increased to $50 million on October 31, 2000. The credit facility is due on August 17, 2002 and bears interest at either the bank prime rate minus 0.25% (9.5% at September 30, 2000) or at the London Interbank Offering Rate (LIBOR) plus 2.25% (6.7% at September 30, 2000) at our discretion. The line of credit is secured by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. We do not utilize any derivative financial instruments to hedge the interest rate fluctuation as our balances under the facility are borrowed over the short term and we currently retain the ability to pay down amounts borrowed through our operational funds.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   As reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, subsequent to the Company's initial public offering in November 1999, the Company received correspondence from certain former employees (or their stockbrokers) who presented stock certificates of a predecessor corporation of the Company delivered in 1996 as part of an employee benefit plan.

   The Company has settled the demands of each of the six former employees who had sold or who had attempted to sell unregistered certificates purportedly representing 97,500 shares of the Company, against whom the Company had filed a compliant for Declaratory Relief in the Superior Court of the State of California for the County of San Diego on March 6, 2000, and the Company dismissed the complaint on July 28. The Company has also settled a similar demand for recognition by another former employee and has reached a tentative settlement agreement with an additional former employee, based on similar circumstances. In each of these settlements the Company has agreed to recognize a certain number of the shares as having been properly issued in 1996 for services rendered prior to issuance.

   On July 25, 2000, the Company filed a Complaint for Declaratory Relief in the Superior Court of the State of California for the County of San Diego, against Dr. Rahim Tafazolli, a former employee/consultant who received an unregistered certificate purportedly representing 45,000 shares of the Company. The complaint seeks a declaration that the subject certificate is invalid due to forfeiture provisions of the employee benefit plan and due to Dr. Tafazolli's failure to perform the agreed services. On August 10, 2000, Dr. Tafazolli filed a related complaint in the Court of Chancery of the State of Delaware in and for New Castle County. The related complaint seeks money damages and a declaration that Dr. Tafazolli is entitled to receive an unrestricted WFI stock certificate for 45,000 shares. The Company intends to vigorously pursue its action in California and to vigorously defend against the related action in Delaware.

   The Company has settled or agreed to settle demands relating to a total of 127,500 shares. The Company has received no other additional formal demands for recognition of shares represented by unregistered certificates other than the demand by Dr. Tafazolli.

   The Company refers to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 for further detail on the anticipated impact arising from recognition of the share certificates. The Company does not believe existing demands or future litigation associated with the unregistered certificates will have a material effect on its financial position or results of operations. However, there can be no guarantee that existing or future litigation that might arise out of these circumstances can be settled or disposed of in the manner anticipated. Other outcomes could have a material adverse effect on the Company's financial position or results of operations.

   Other than as described above, and as described in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, the Company is not subject to any legal proceedings other than ordinary routine matters incidental to the business, none of which are expected to have a material adverse effect on the Company's financial position or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in existing or other matters may arise from time to time which may harm the Company's business.

Item 2. Changes in Securities and Use of Proceeds

   (c). Recent Sales of Unregistered Securities

   During the three months ended September 30, 2000, the Company issued unregistered securities in the following transactions:

   1. On August 29, 2000, the Company issued an aggregate of 160,313 shares of common stock, valued at $10.3 million, to shareholders of Questus Ltd. ("Questus"), as partial consideration for the acquisition of capital stock of Questus.

   The issuance of the securities in the transaction described in the paragraph above was deemed not to be subject to the registration requirements of the Securities Act of 1933, as amended, by virtue of Regulation S promulgated thereunder.

   The issuance of the securities was made in an offshore transaction, and in connection with the offer and issuance no directed selling efforts were made in the United States by the Company, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. Each of the recipients certified that it was not a U.S. person, as such term is defined in Rule 902 of the Securities Act, and that it was not acquiring the securities for the account or benefit of any U.S. person, and made further certifications regarding resale of the securities and hedging transactions.

   (d). Use of Proceeds from Sales of Registered Securities

   On November 10, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value per share. The managing underwriters in the offering were Credit Suisse First Boston, Hambrecht & Quist and Thomas Weisel Partners LLC. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-85515) (the "Registration Statement") that was declared effective by the Commission on November 4, 1999. All 4,600,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option, were sold at a price of $15.00 per share. The offering resulted in gross proceeds of $69 million of which $4.8 million was applied toward commissions to the underwriters. Expenses related to the offering were approximately $2,250,000. After deducting the underwriters' commissions, the Company received net proceeds of approximately $64.2 million. As of September 30, 2000, the Company has used the net proceeds from the offering as follows: (i) $8.6 million was used to repay short-term debt and notes payable; (ii) $32.3 million was used to acquire assets or equity interests in other businesses; and (iii) $1.3 net of reinvested interest and asset management fees was used in our operations. The remaining proceeds, approximating $22.0 million at September 30, 2000, are invested in short-term, investment grade securities.

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

Item 6. Exhibits and Reports on Form 8-K:

   (a). Exhibits:

            10.1 Sublease Agreement by and between the Company and Franklin
                  Templeton Corporate Services, Inc. dated as of April 14,
                  2000.

            10.2 2000 Nonstatutory Stock Option Plan

            10.3 Form of Stock Option Agreement and Grant Notice for the 2000
                  Nonstatutory Stock Option Plan

            27   Financial Data Schedule

   (b). Reports on Form 8-K:

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WIRELESS FACILITIES, INC.

                                             /s/ Massih Tayebi
Date: November 13, 2000                   By: _________________________________
                                          Massih Tayebi
                                          Chairman

                                             /s/ Thomas A. Munro
                                          By: _________________________________
                                          Thomas A. Munro
                                          President

                                 EXHIBIT INDEX

 Exhibit
 Number  Description of Document
 ------- -----------------------
 10.1    Sublease Agreement by and between the Company and Franklin Templeton
          Corporate Services, Inc. dated as of April 14, 2000.

 10.2    2000 Nonstatutory Stock Option Plan

 10.3    Form of Stock Option Agreement and Grant Notice for the 2000
          Nonstatutory Stock Option Plan

 27      Financial Data Schedule