Form 10-K
period 2000-12-31
WIRELESS FACILITIES INC
filed 2001-03-29
CIK 1069258

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                                          -----------------

      __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       Commission file number    0-27231
                                               ---------

                           Wireless Facilities, Inc.
            (Exact name of Registrant as specified in its charter)

             Delaware                                        13-3818604
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
   Common Stock, par value $0.001                        NASDAQ

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
           ________________________________________________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No ______.
                                             -------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        The aggregate market value of the voting stock (Common Stock) held by non-affiliates as of March 22, 2001 was approximately $130 million, based on the closing sale price on the NASDAQ market exchange on that date. *

        The number of shares outstanding of the Registrant's Common Stock was 43,844,089 as of March 22, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Certain portions of registrant's proxy statement for the annual meeting to be held on June 22, 2001 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under
                          Part III of this Form 10-K.

        Certain exhibits filed with the registrant's (i) Registration Statement on Form S-1 (No. 333-85515) and (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 are incorporated by reference into Part IV of this Form 10-K.

        * Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 22, 2001.

                           WIRELESS FACILITIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

  PART I

   Item 1.     Business                                                         3
   Item 2.     Properties                                                      21
   Item 3.     Legal Proceedings                                               21
   Item 4.     Submission of Matters to a Vote of Security Holders             22


  PART II

   Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                         23
   Item 6.     Selected Financial Data                                         24
   Item 7.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                   25
   Item 7a.    Quantitative and Qualitative Disclosure about Market Risk       29
   Item 8.     Financial Statements and Supplementary Data                     30
   Item 9.     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                    30


  PART III

   Item 10.    Directors and Executive Officers of the Registrant              31
   Item 11.    Executive Compensation                                          31
   Item 12.    Security Ownership of Certain Beneficial Owners and Management  31
   Item 13.    Certain Relationships and Related Transactions                  31


  PART IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  32

                                    PART I
Item 1.     Business
--------------------

  This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled "Risk Factors" in Item 1 in this Form 10-K, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of the Form 10-K to conform such statements to actual results or to changes in our expectations.

Description of the business
----------------------------
  Introduction

  Wireless Facilities, Inc. is an independent provider of outsourced services for the wireless communications industry. We were incorporated in the state of New York on December 19, 1994, began operations in March 1995 and reincorporated in the state of Delaware in 1998. We completed our initial public offering on November 5, 1999.

  We plan, design, deploy and manage wireless telecommunications networks. This work involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We have also expanded our network management services, which involve day-to-day optimization and maintenance of wireless networks. As part of our strategy, we are technology and vendor independent. We believe that this aligns our goals with those of our customers and enables us to objectively evaluate and recommend specific products or technologies. We provide network design and deployment services to wireless carriers such as Verizon and AT&T affiliates Telecorp PCS and Triton PCS; equipment vendors such as Ericsson and Siemens and wireless data carriers, such as Sprint and XO Communications.

  The wireless telecom industry has experienced rapid growth over the past few years and carriers have made large capital investments to expand their networks. As carriers deploy these networks, they have been faced with a proliferation in both the number and type of competitors. Due to this increasingly competitive environment, carriers must focus on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better call quality, faster data transmission and lower prices. The proliferation in services has also caused carriers to experience challenges associated with managing complex networks and new technologies. These changes have put pressure on carriers and equipment vendors to allocate their resources effectively, which we believe has increasingly led them to outsource network planning, deployment and management.

  Our services are designed to improve our customers' competitive position through the planning, deployment and management of their networks. We developed a methodology of planning and deploying wireless networks that allows us to deliver reliable, scalable network solutions. We offer our services primarily on a fixed-price basis with scheduled deadlines for completion times, that is, on a time-certain basis. We believe this enables our customers to more reliably forecast the costs and timing of network deployment and management. This allows our customers to focus on their core competencies and rely on us for planning, deploying and managing their networks.

  Since 1995, we have completed projects for more than 130 customers, ranging in scope from the installation of a single cell site to multi-year, large-scale deployment contracts. We have expanded our operations internationally and during 2000, were engaged on projects in 54 countries. In addition to our U.S. operations, as of December 31, 2000, we had ongoing projects in countries including Argentina, Brazil, Canada, Chile, Czech Republic, France, Germany,

India, Japan, Kuwait, Mauritius, Mexico, Morocco, Poland, Russia, South Africa, Spain, Syria, Turkey, United Arab Emirates, the United Kingdom and Venezuela. In 2000, 28% of our revenues was derived from international operations.

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

  Once placed in service, wireless networks must be continually updated, recalibrated, tuned and monitored for performance and faults. Traffic patterns change, trees or buildings may block radio signals and interference may be encountered from neighboring or competing networks or other radio sources. Usage patterns may change because of new rate plans, new features or increasing sales. Optimization is the process of tuning the network to take into account such changes, and often gives rise to maintenance tasks such as antenna changes, new equipment installations or the replacement of substandard or failed components.

  Growth of the Wireless Telecom Industry

  Wireless telecom has been one of the most rapidly growing technologies in the world, driven by the dramatic increase in wireless telephone usage, as well as demand for wireless Internet and other data services, also known as wireless broadband services. In March 2001, Dataquest/Gartner estimated that by 2005, the worldwide wireless subscriber base will grow to over 1.2 billion from 703 million in 2000. The demand for wireless Internet access and other data services has accelerated the adoption of new technologies such as those embodied in the emerging third-generation (3G) standard. High-speed fiber networks are being coupled with broadband wireless technologies to deliver enhanced telecom capabilities and features to new customers and markets.

  Wireless carriers are under pressure to continuously upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for pervasive wireless service. Additionally, new carriers have entered the market as a result of deregulation, the issuance of new licenses and the demand for new services, fueling the development of new networks. As a result, carriers have been deploying new network equipment both in the U.S. and internationally. New technologies, such as broadband wireless, are helping to fuel demand for more advanced wireless equipment. In September 2000, Dataquest/Gartner estimated that the market for broadband wireless equipment in North America would grow from $146.3 million in 1999 to $1.45 billion in 2003, a compound annual growth rate of 77.6%.

  Changes in the Wireless Telecom Industry

  As carriers deploy their wireless networks, they face significant competition. Through privatization in the 1980s and deregulation in the 1990s, both domestically and internationally, the competitive landscape has changed for wireless carriers. For carriers to differentiate themselves and remain competitive in this new environment, they have been required to deploy networks to:

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

  The convergence of traditional wireless, wireline and cable services has also added complexity to the telecom environment as carriers have deployed networks spanning traditional wireless/wireline boundaries to offer these enhanced services and new technologies.

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

  In our experience, the changing environment is also placing significant operational challenges on carriers. Carriers must make decisions about which geographic markets to serve and which services and technologies to offer. Staffing challenges and process implementations can present cost uncertainties and operational challenges for carriers to deploy and manage their networks. Additionally, networks are being deployed with equipment from unrelated vendors, posing system integration challenges. This situation is exacerbated by consolidation in the industry, which often entails the integration of distinct networks.

  Equipment vendors are also facing numerous challenges as they develop new generations of equipment with increased features and functionality. Vendors must provide equipment that can be deployed within a carrier's existing network and integrate with equipment offered by other vendors. As a result of the rapid pace of technological change, we believe that equipment vendors have increasingly focused on offering competitive product solutions and outsourced services such as network design, deployment and management.

The Need for Outsourcing

  We believe that carriers and equipment vendors are outsourcing network planning, deployment and management to focus on their core competencies and refine their competitive advantage. In our experience, wireless carriers and equipment vendors who are seeking outsourcing are looking for service providers who:

  .  offer turnkey solutions;

  .  are technology and vendor independent;

  .  offer fixed-price, time-certain services;

  . have sufficient numbers of highly skilled, experienced employees capable of designing and deploying large-scale domestic and international projects; and

  .  update, manage, optimize, monitor and maintain networks.

  The WFI Solution

  We provide outsourced services to telecom carriers and equipment vendors for the planning, design, deployment and ongoing optimization and management of wireless networks. We offer turnkey solutions on a fixed-price, time-certain basis. We have expertise with all major wireless technologies, and have deployed equipment supplied by a majority of the world's leading equipment vendors. We are better able to manage large-scale deployments for our customers, both domestically and internationally. Our project management process enables us to meet our customers' needs on time and within budget without compromising quality.

  Turnkey Solutions. Traditionally, carriers engaged a number of firms or used internal personnel to build and operate their wireless networks. In this case, the carrier was responsible for the coordination and integration of the various groups and defined and implemented the process to be used. The end-to-end, or turnkey, approach that we offer allows the carrier to engage a single responsible party who is accountable for delivering and managing the network under a single contract. In contrast to traditional methods, we provide management services during each phase of the engagement, enabling us to efficiently schedule processes and resources, reducing the time and cost of network deployment and management. We provide our customers with a primary point of accountability and reduce the inefficiencies associated with coordinating multiple subcontractors. In addition, we eliminate the need for a carrier or equipment vendor to assemble, train and retain network deployment and management staff, resulting in cost savings. This allows carriers and vendors to focus their resources on revenue generating activities.

  Technology and Vendor Independence for Both Mobile and Fixed Wireless Operations. We have experience in all major wireless technologies, including: conversion of analog, cellular systems to digital capability (CDMA, TDMA, GSM, and iDEN); deployment of digital PCS systems; migration to 3G network platforms to provide high speed wireless data internet capability, such as UMTS spectrum in Europe; and development of emerging broadband technologies in the MMDS and LMDS spectrums. Two critical components of our ability to meet and exceed customer expectations are our broad scope of services and our technology expertise and independence. We are continually keeping abreast of next generation technologies to maintain technology expertise. Consistent with our vendor independent policy, we have not aligned ourselves with the products of any particular vendor. We provide services to many of the largest wireless carriers and with engineering staff qualified and approved by nearly every major wireless equipment vendor. Our technology and vendor independence results in objective recommendations to the customer based on the full profile of the customer's needs.

  Fixed-Price and Time-Certain Delivery. Our services are sold primarily on a fixed-price, time-certain basis, where our customers pay by the cell site or project, rather than by the hour. By selling our services primarily on a fixed-price, time-certain basis, we enable our customers to better forecast their capital expenditures and more accurately forecast the timing and costs of network deployment and management.

This allows them to focus on their core competencies and rely on us for the cost-effective planning, deployment and management of their networks.

  Proven Methodology. Our project management process enables us to meet our customers' needs on a fixed-price, time-certain basis without compromising quality. We leverage our experience, obtained from implementing hundreds of projects, to reduce time to market for new projects. For example, project managers utilize our project management process to chart project progress and coordinate the integration of numerous specialized activities during the design and deployment of a network. We have dedicated staff employed to facilitate efficient feedback of information among the various specialized activities so that our project teams work quickly and effectively. Through this coordinated effort and the use of Dynamic Tracker, our project tracking software tool, we are able to optimize resource deployment and deliver solutions on time and within budget.

  Depth and Scale. Our principal asset is our staff, 88% of whom work directly on customer projects. As of December 31, 2000, we had more than 680 engineers, 30% of whom have advanced degrees. Our technological expertise and industry knowledge has enabled us to form strong customer relationships with early stage telecom ventures, as well as established carriers and equipment vendors. During 2000, we were engaged on projects in 54 countries. In addition, we have established corporate resource centers in Mexico, Brazil, India, the United Kingdom and Sweden. We believe our presence in these countries facilitates our ability to customize our services to meet international customers' specific needs.

  Strategy

  Our objective is to be the global leader in telecom outsourcing. This means being the leading independent provider of complete outsourced telecom network services, including network planning; design; deployment; and management. The key elements of our strategy include:

  Focus on customer satisfaction. Our long-term success depends upon our ability to consistently deliver value to our customers in the form of completed projects, rendered to the highest professional standards, delivered on time and within budget. By offering turnkey solutions on a fixed-price, time-certain basis, we hold ourselves to the expectations set with our customers. We strive to exceed customer expectations on every project. We believe we have been successful in developing customer loyalty and trust because of our high standards and vendor and technology independence. Customer satisfaction is demonstrated by the fact that a majority of our customers have used WFI services for repeat projects.

  Expand the suite of services we offer and pursue cross-selling opportunities. Since our inception, we have continually looked for new ways to serve our customers. Expanding our services provides new channels for revenues and the ability to cross-sell our suite of services to existing customers. For instance, we often utilize our pre-deployment consulting services to establish relationships with customers as soon as a project is conceived. Based on this relationship, we pursue opportunities for network design and deployment. Once a network is deployed, we offer ongoing network operations, maintenance and optimization services. Through our network operations center in Richardson, Texas, we also centrally manage, monitor and optimize the networks of several of our customers. Our experience with emerging technologies also offers cross-selling opportunities for network upgrades and deployment of a carrier's next generation network. As technologies continue to evolve and networks become more complex, we will continue to expand our services to meet the changing needs of our customers.

  Remain at the forefront of new technologies. Emerging technologies present numerous opportunities and challenges for existing carriers and vendors as well as for new carriers. Our customers depend on us to draw upon our extensive design and deployment experience to recommend optimal solutions to them. To achieve this, we have in-house training programs for all technical personnel. We will continue to actively market our technology expertise to wireless carriers and equipment vendors that are deploying leading edge technologies. This permits us to gain valuable experience deploying new technologies, while also adding value to these customers' products and services offerings. Additionally, employees in our Advanced Technology Group are members of and participate with industry standards setting bodies to develop domestic and international standards for next generation telecom products by attending standard setting forums and making contributions to new standards.

  Pursue opportunities for international growth. International markets represent a significant opportunity for future growth. We established corporate resource centers in Mexico and Brazil in 1998 and India and the United Kingdom in 1999 and have continued this expansion in 2000 by adding a corporate resource center in Sweden. We intend to increasingly execute international projects with local professional resources. Initially, our international revenues resulted from deployment contracts with multinational equipment vendors. However, as we continue to penetrate foreign markets, we expect to continue to capitalize on opportunities created by privatization, new licensees and the expansion of wireless local loop networks.

  Continue to attract and retain qualified personnel. Technology drives our industry. As a result, our engineers and site development teams are critical to our success. We have implemented an institutional process for career development, training and advancement. We intend to continue to attract and retain qualified staff by offering our employees challenging projects and opportunities to work with emerging technologies within a corporate culture that fosters innovation and encourages learning and professional development. We intend to continue to invest in training and professional development.

  Capitalize on prior project experience. We have participated in the deployment of thousands of cell sites. The experience we have gained through these projects is reflected in our project management process and proprietary project management tools. This experience allows us to optimize the allocation of our resources and consistently meet our customers' needs on a fixed-price, time-certain basis without compromising quality. We will also seek to transfer our knowledge gained in international markets, such as the deployment of 3G technology in domestic markets. We will continue to refine our processes, methodologies and project management tools, matching them to new customer and technology requirements.

  Continue to pursue strategic acquisitions. We intend to continue to pursue acquisitions that will supplement our technical expertise, allow us to acquire additional human resources or strategic customer relationships or expand our presence in key geographic markets where we could more effectively complete a project or gain access to new contracts. During 2000, we acquired seven businesses to strengthen our ability to provide ongoing network optimization and management services, extend our geographic reach, broaden our technical expertise and add professional resources.

  Network Services

  We provide a comprehensive suite of network solutions to wireless carriers and equipment vendors, from feasibility planning, to design, deployment and ongoing network management.

  Pre-Deployment Planning Services: Telecom Strategy Group

  We provide pre-deployment planning services for all steps involved in technology assessment, market analysis, and business plan development.

  Market Analysis. The market team studies and analyzes the traffic patterns, population density, topography and propagation environment in each market under consideration. We have a well-developed capability in geographic information systems (GIS) services, which is used for network design as well as deployment. We have developed a proprietary methodology to assist customers in analysis of the competitive landscape for broadband services.

  Technology Evaluation and Vendor Selection. The Advanced Technology Group, a group of experts in wireless telecom technologies and applications, assists customers in determining the best equipment for a particular project, analyzing the feasibility of a particular technology for a network plan and managing the bidding process from multiple equipment vendors. Consistent with our independence from vendors and technology, evaluation and selections are made to suit the customers profile of needs.

  Strategic and Business Consulting. Our business consulting group utilizes its expertise and experience to analyze the financial, engineering, competitive market and technology issues applicable to a proposed technology or network deployment project. Drawing on the demographic analysis and preliminary network dimensioning performed by the market analysis team and benchmarks for deployment-related expenditures from our various functional groups, consultants create new business strategies or evaluate existing deployment strategies. Services include:

  . defining subscriber profiles and target markets, including competitive and regulatory analysis;

  . developing service offerings and marketing plans that drive usage forecasting;

  .  network design and backbone configuration; and

  .  business plan development and financial modeling.

  These services are particularly important to start-up carriers that have limited resources and access to information for emerging technologies such as 3G and broadband wireless.

  We have worked on a number of high profile business and technology planning projects in the wireless industry, covering a range of mobile broadband, and satellite technologies. Although the size of these projects is typically smaller in scope than design and deployment projects, they are strategically important to us because they represent opportunities to build relationships and credibility with customers during the planning phase as well as enhance our experiences with leading edge technologies. These services are offered on both a time and materials and fixed price basis.

  Design and Deployment Services

  We provide a range of services for the full design and deployment of wireless networks. Such services include:

  Radio Frequency Engineering. Radio frequency engineers design each integrated wireless system to meet the customer's transmission requirements. These requirements are based upon a projected level of subscriber density and traffic demand and the coverage area specified by the operator's license or cost-benefit decisions. Our engineers perform the calculations, measurements and tests necessary to determine the optimal placement of the wireless equipment. In addition to meeting basic transmission requirements, the radio frequency network design must make optimal use of radio frequency and result in the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. The constraints may be imposed by cost parameters, terrain, license limitations, interference with other operators, site availability, applicable zoning requirements and other factors.

  Microwave Relocation. To enable customers to use the radio frequency spectrum they have licensed, it is often necessary for them to analyze the licensed spectrum for microwave interference and move incumbent users of this portion of the spectrum to new frequencies. We assist our customers in accomplishing this microwave relocation by providing complete point-to-point and point-to-multipoint line-of-sight microwave engineering and support services. Engineering and support services include identifying existing microwave paths, negotiating relocation with incumbent users, managing and tracking relocation progress and documenting the final decommissioning of incumbent users.

  Fixed Network Engineering. Most wireless calls are ultimately routed through a wireline network. As a result, the traffic from wireless networks must be connected with switching centers within wireline networks. We establish the most efficient method to connect cell sites to the wireline backbone, whether by microwave radio or by landline connections. Our engineers are involved in specifying, provisioning and implementing fixed network facilities. Additionally, the convergence of voice and data networks, specifically through broadband technologies, such as LMDS, MMDS and Fast Ethernet, has created a new demand for specialized fixed network engineering skills. These skills include planning, design, capacity and traffic analysis for packet-switched and Internet protocol router-based network elements. Engineering teams are trained in specialized data networking and Internet protocol engineering issues.

  Site Development. Site development experts study the feasibility of placing base stations in the area under consideration from a zoning perspective, negotiate leases and secure building permits, supervise and coordinate the civil engineering required to prepare the rooftop or tower site, manage multiple construction subcontractors and secure the proper electrical and telecom connections.

  Installation and Optimization Services. We install radio frequency equipment, including base station electronics and antennas, and recommend and implement location, software and capacity changes required to meet the customer's performance specifications. We provide installation and optimization services for all major PCS, cellular and broadband wireless air interface standards and equipment manufacturers. We also perform initial optimization testing of installed networks to maximize the efficiency of these networks.

  Network Management Services

  Network management services are comprised of post-deployment radio frequency optimization services and network operations and maintenance services. In March 2000, we expanded our network management services by acquiring from Ericsson a network operations center located in Richardson, Texas, and we are currently providing centralized network monitoring and optimization services for several of our customers from this site.

  Post-Deployment Radio Frequency Optimization. Upon initial deployment, a network is optimized to provide wireless service based upon a set of parameters existing at that time, such as cell density, spectrum usage, base station site locations and estimated calling volumes and traffic patterns. Over time, call volumes or other parameters may change, requiring, for example, the relocation of base stations, addition of new equipment or the implementation of system enhancements. We offer ongoing radio frequency optimization services to periodically test network elements, tune the network for optimal performance and identify elements that need to be upgraded or replaced.

  Network Operations and Maintenance. For customers with ongoing outsourcing needs, we can assume responsibility for day-to-day operation and maintenance of their wireless networks. The relationship we develop with our customers for this type of outsourcing contract begins with a team of engineers and other professional and support staff matched to the customer's specific needs. We take into account such variables as grade of service and reliability requirements, equipment manufacturer certification and geographic layout of the system in question for determining the allocation of site maintenance and other responsibilities between our service team and the customer's own personnel. We provide staffing to perform the necessary services for ongoing optimization, operations, maintenance and repair of critical network elements, including base station equipment, mobile switching centers and network operating centers to the extent required by its customers. We also provide training services for the internal network staff of our customers.

  The WFI Methodology

  We believe that our project management process is critical for the successful execution of our business model. Project managers use our methodology and proprietary tools to coordinate the various specialized activities involved in bidding, planning, designing, deploying and optimizing networks on an ongoing basis. Through the coordination of project managers and functional experts, we are able to integrate and account for the various pieces of a turnkey engagement.

  We have built upon past experiences in developing an analytical framework to provide scalable solutions to clients. While there are features unique to each project, there are often similarities among projects. The project management process is designed to bring the expertise developed during prior engagements to bear on each new project.

  We continue to dedicate resources to maintaining and improving the project management process. At the conclusion of each engagement, incremental knowledge gained during the course of the project is incorporated into a knowledge database. We believe that the implementation and improvement of the project management process ultimately benefits clients. The methodology enables us to leverage technological and industry expertise to deliver reliable networks in a rapid fashion without sacrificing quality. We are committed to continually refine the project management process, customizing it for each new customer and for each new technology opportunity.

  Sales and Marketing

  We market and sell services through a direct sales force to wireless carriers and equipment vendors. As of December 31, 2000, we employed 25 full-time sales and marketing staff. Sales personnel work collaboratively with senior management, consulting and deployment personnel to develop new sales leads and secure new contracts. Each salesperson is expected to generate new sales leads and take responsibility as an account manager for specified accounts with existing customers. As account manager, the salesperson works with planning and deployment personnel assigned to that customer to identify opportunities for performing additional services for that customer.


  Customers

  We provide network design, deployment and management services to wireless carriers and equipment vendors. We are also actively targeting carriers deploying new wireless broadband networks. Additionally, we have provided services to satellite service providers and wireless tower companies. Since 1995, we have completed projects for more than 130 customers. As of December 31, 2000, we had ongoing projects in 54 countries. A representative list of our customers during 2000 includes Cingular, AT&T Wireless, Verizon, Ericsson, Sprint PCS, Triton PCS, Telecorp PCS, Siemens, Telcel, Metricom and XO Communications.

  Employees

  As of December 31, 2000, we employed 2,072 full time employees worldwide, including 1,822 in network and deployment services, 25 in sales and marketing, and 225 in general and administrative roles. None of our employees, with the exception of our Scandinavian employees, are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be satisfactory.

  Competition

  Our market is highly competitive and fragmented and is served by numerous service providers. However, primary competitors are often the internal engineering departments of carrier and equipment vendor customers. With respect to radio frequency engineering services, we compete with service providers that include American Tower CelPlan Technologies, Comsearch (a subsidiary of Allen Telecom Inc.), LCC International, and Marconi Communications. We compete with site acquisition service providers that include General Dynamics and Whalen & Company, Inc. (a subsidiary of Tetra Tech, Inc.). These companies have also engaged in some site management activities. Competitors that perform civil engineering work during a build-out are normally regional construction companies. We compete with engineering and project management companies like Bechtel Group, Inc., Black & Veatch and Fluor Daniel Inc. for the deployment of wireless networks. These companies are significant competitors given their project finance capabilities, reputations and international experience. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do.

  We believe that the principal competitive factors in our market include the ability to deliver results within budget and on time, reputation, accountability, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies, such as broadband wireless, has become increasingly important. We believe that the ability to integrate these technologies, as well as equipment from multiple vendors, gives us a competitive advantage as we can offer the best technology and equipment to meet a customer's needs. We believe our ability to compete also depends on a number of additional factors which are outside of our control, including:

  .  the prices at which others offer competitive services;

  . the willingness of our competitors to finance customers' projects on favorable terms;

  .  the ability of our customers to perform the services themselves; and

  .  the extent of our competitors' responsiveness to customer needs.

  Industry Segment Information

  Our operations are organized along service lines and include three reportable industry segments: Design and Deployment, Network Management, and Business Consulting. The following table sets forth the contribution of our industry segments to revenues and operating income for the fiscal year ended December 31, 2000 (in millions):

                                        Operating
                              Revenues   Income
                              ---------  ------
     Design and deployment       $205.6   $38.9
     Network management          $ 42.7   $10.7
     Business consulting         $  7.6   $ 2.4
                                 ------   -----

          Total                  $255.9   $52.0
                                 ======   =====

  Geographic Segment Information

          In 2000 we realized approximately 28% of our revenues from projects outside of the U.S. Revenues for the year ended December 31, 2000 and long-term assets at December 31, 2000 derived by geographic segment are as follows (in millions):

                         Revenues    Assets
                         --------    ------

     United States       $ 183.7    $  71.5
     Foreign             $  72.2    $  30.3
                         -------    -------

          Total          $ 255.9    $ 101.8
                         =======    =======

Recent Events

          On February 9, 2001, we executed an amended and restated credit agreement, which increased the aggregate commitment provided by our credit facility from $50 million to $100 million. The borrowings under this credit agreement are due in February 2004 and bear interest at either (i) the greater of the bank prime rate or the Federal Funds Rate plus .5%, plus a margin of 1.25%, the base rate margin, or (ii) at the London Interbank Offering Rate ("LIBOR") plus 2.25%, the LIBOR rate margin, at our discretion. Beginning with the third quarter of 2001, the base rate margin and the LIBOR rate margin will be determined based on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from .75% to 1.50% and 1.75% to 2.50%, respectively. The credit facility is secured by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, requires maintenance of certain financial ratios.

          On February 23, 2001, we announced that we received notice of contract suspension and termination from Metricom, Inc., with regard to remaining RF engineering and deployment services for Metricom's data network buildout, which would have been provided during the first and second quarter of our fiscal 2001. Beyond the second quarter, we do not anticipate any material impact related to Metricom's notice of contract suspension and termination.

          On March 2, 2001, the Company's Board of Directors approved a voluntary stock option cancel and regrant program for employees. The program provides employees with the opportunity to cancel all of their existing and outstanding stock options granted to them on or after September 30, 2000 and before March 30, 2001, and some or all of their existing and outstanding stock options granted to them prior to September 30, 2000, in exchange for a new option grant for an equal number of shares to be granted at a future date. The new options will be issued no earlier than six months and one day after the cancellation date, March 30, 2001, and the exercise price of the new options is to be based on the trading price of our common stock on the date of the new option grants. The exchange program is designed to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

Risk Factors

   You should carefully consider the following risk factors and all other information contained in this Report on Form 10-K. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment. See the note regarding forward-looking statements included at the beginning of Item 1. Business.
                                                        -----------------

  We expect our quarterly results to fluctuate. If we fail to meet earnings estimates, our stock price could decline.

  Our quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside of our control. The factors outside of our control include:

   .  telecom market conditions and economic conditions generally;

   . the timing and size of network deployment by our carrier customers and the timing and size of orders for network equipment built by our vendor customers;

   .  fluctuations in demand for our services;

   .  the length of sales cycles;

   .  reductions in the prices of services offered by our competitors; and

   .  costs of integrating technologies or businesses.

The factors substantially within our control include:

   . changes in the actual and estimated costs and timing to complete fixed-price, time-certain projects;

   . the timing of expansion into new markets, both domestically and internationally; and

   .  the timing and payments associated with possible acquisitions.

  Due to these factors, quarterly revenues, expenses and results of operations could vary significantly in the future. You should take these factors into account when evaluating past periods, and, because of the potential variability due to these factors, you should not rely upon results of past periods as an indication of our future performance. In addition, we may from time to time provide estimates of our future performance. Such estimates are inherently uncertain and actual results are likely to deviate, perhaps substantially, from such estimates as a result of the many risks and uncertainties in our business, including those set forth in these risk factors. We undertake no duty to update such estimates if given. In addition, the long-term viability of our business could be negatively impacted if there were a downward trend in our revenues and results of operations. Because our operating results may vary significantly from quarter to quarter based upon the factors described above, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to decline significantly.

  We have recently begun to experience a negative impact to our earnings and stock price as a result of the factors that may cause our quarterly results to fluctuate. We expect that this negative trend may continue for the forseeable future, and at least through the second quarter of 2001. Due to the recent downturn in the financial markets in general, and specifically the slowdown in wireless telecommunications infrastructure spending, some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. As a result, we expect our revenues and earnings to decline from previously estimated levels. In addition, unfavorable economic conditions are causing some of our customers to take longer to pay us for services we perform, increasing the average number of days that our sales are outstanding. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts due to us, we may be required to write-off or convert significant amounts of our accounts receivable. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decrease in revenues. If we restructure our business in an effort to minimize our expenses, we may incur associated charges. As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and any predictions we make are subject to significant change and are very uncertain.

  Our success is dependent on the continued growth in the deployment of wireless networks; and to the extent that such growth cannot be sustained our business may be harmed.

   The wireless telecom industry has historically experienced a dramatic rate of growth both in the United States and internationally. Recently, however, many telecom carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth and the adoption of new wireless technologies, and a general economic slowdown in the United States. It is difficult to predict whether these changes will result in a sustained downturn in the telecom industry. If the rate of growth slows and carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographies, our business will be significantly harmed.

  The uncertainty associated with rapidly changing telecommunications technologies may also impact the rate of deployment of wireless networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and acceptance of rapidly changing enhanced telecommunication capabilities. If telecommunications service providers perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than expected, they may slow their development of next generation technologies. Any significant slowdown will reduce the demand for our services and adversely affect our financial results.

  Our revenues will be negatively impacted if there are delays in the deployment of new wireless networks.

  A significant portion of our revenue is generated from new licensees seeking to deploy their networks. To date, the pace of network deployment has sometimes been slower than expected, due in part to difficulty experienced by holders of licenses in raising the necessary financing, and there can be no assurance that future bidders for licenses will not experience similar difficulties. There has also been substantial regulatory uncertainty regarding payments owed to the United States Government by past successful wireless bidders, and such uncertainty has delayed network deployments. In addition, factors adversely affecting the demand for wireless services, such as allegations of health risks associated with the use of cellular phones, could slow or delay the deployment of wireless networks. These factors, as well as future legislation, delays in granting the use of spectrum by the United States Government, legal decisions and regulation may slow or delay the deployment of wireless networks, which, in turn, could harm our business.

  If our customers do not receive sufficient financing, our business may be seriously harmed.

  Some of our customers and potential customers are companies with limited or no operating histories and limited financial resources. These customers often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and deploy their networks. Other customers of ours rely upon outside financing to pay the considerable costs of deploying their networks. In either instance, we frequently work with such companies prior to their receipt of financing. If these companies fail to receive adequate financing or experience delays in receiving financing, particularly after we have begun working with them, our results of operations may be harmed.

  Our success is dependent on the continued trend toward outsourcing wireless telecom services.

  Our success is dependent on the continued trend by wireless carriers and network equipment vendors to outsource for their network design, deployment and management needs. If wireless carriers and network equipment vendors elect to perform more network deployment services themselves, our revenues may decline and our business would be harmed.

  A loss of one or more of our key customers or delays in project timing for such customers could cause a significant decrease in our net revenues.

  We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. We anticipate that our key customers will change in the future as current projects are completed and new projects begin. The services required by any one customer can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. None of our customers is obligated to purchase additional services and most of our customer contracts can be terminated without cause or penalty by the customer on notice to us of 90 days or less. As a result of these factors, the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use our services in a subsequent period. Accordingly, we cannot be certain that present or future customers will not terminate their network service arrangements with us or significantly reduce or delay their contracts. Any termination, change, reduction or delay in our projects could seriously harm our business.

  The consolidation of equipment vendors or carriers could impact our business.

  Recently, the wireless telecom industry has been characterized by significant consolidation activity. This consolidation may lead to a greater ability among equipment vendors and carriers to provide a full suite of network services, and could simplify integration and installation, which may lead to a reduction in demand for our services. Moreover, the consolidation of equipment vendors or carriers could have the effect of reducing the number of our current or potential customers, which could result in their increased bargaining power. This potential increase in bargaining power could create competitive pressures whereby a particular customer may request our exclusivity with them in a particular market and put downward pressure on the prices we charge for our services. Accordingly, we may not be able to represent some customers who wish to retain our services.

  We may not be able to hire and retain a sufficient number of qualified engineers or other employees to sustain our growth, meet our contract commitments or maintain the quality of our services.

  To the extent we continue to grow, our future success will depend on our ability to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers, and project managers and we may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services in the future. In addition, as of December 31, 2000, 20% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued interim final regulations that place greater requirements on H-1B dependent companies, such as ours, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, immigration policies are subject to rapid change and any significant changes in immigration law or regulations may further restrict our ability to continue to employ or to hire new workers on H-1B visas and could harm our business.

  A significant percentage of our revenue is accounted for on a percentage-of-completion basis which could cause our quarterly results to fluctuate.

  A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-completion basis. The portion of our revenue from fixed price contracts accounted for approximately 70% of our revenues for the year ended December 31, 2000. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. For example, in 1999 we revised the estimated costs to complete two large contracts which resulted in a reduction of gross margins of 9.9% in the first quarter of 1999 and 6.9% in the second quarter of 1999. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our business and financial results.

   Similarly, the cancellation or modification of a contract which is accounted for on a percentage-of-completion basis may adversely affect our gross margins for the period during which the contract is modified or cancelled. Under certain circumstances, a cancellation or modification of a fixed-price contract could also result in us being required to reverse revenue that was recognized in a prior period, which could significantly reduce the amount of revenues recognized for the period in which the adjustment is made. For example, if we have a three year fixed price contract where the contract fee is $1 million and the initial estimated costs associated with the contract are $550,000, and if, during the first year we incur $220,000 in costs related to the contract and correspondingly estimate that the contract is 40% complete, then under the percentage-of-completion accounting method we would recognize 40%, or $400,000 in revenue during the first year of the contract. If, during the second year of the contract the project is terminated with 35% of the services deemed provided to the client, then the total revenue for the project would be adjusted downward to $350,000, and the revenue recognizable during the second year would be the total revenue earned to date, the $350,000 less the revenue previously recognized or $400,000, resulting in a reversal of $50,000 of revenue previously recognized. To the extent we experience adjustments such as those described above, our revenues and profit margins will be adversely affected.

   Our business may be harmed if we maintain or increase our staffing levels in anticipation of one or more projects and underutilize our personnel because such projects are delayed, reduced or terminated.

   Since our business is driven by large, and sometimes multi-year, contracts, we forecast our personnel needs for future projected business. If we maintain or increase our staffing levels in anticipation of one or more projects and such projects are delayed, reduced or terminated, we may underutilize these additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our business.

  Additionally, due to recent market conditions, we are faced with the challenge of managing the appropriate size of our workforce in light of projected demand for our services. If we maintain a workforce sufficient to support a resurgence in demand, then in the meantime our general and administrative expenses will be high relative to our revenues and our profitability will suffer. Alternatively, if we reduce the size of our workforce too quickly in response to any decrease in the demand for our services, then our ability to quickly respond to any resurgence in demand will be impaired. As a result, to the extent that we fail to successfully manage this challenge our financial results will be harmed.

  Our short operating history and recent growth in expanding services limits our ability to forecast operating results.

   We have generated revenues for only six years and, thus, we have only a short history from which to predict future revenues. This limited operating experience, together with the dynamic market environment in which we operate, including fluctuating demand for our services, reduces our ability to accurately forecast our quarterly and annual revenues. Further, we plan our operating expenses based primarily on these revenue projections. Because most of our expenses are incurred in advance of anticipated revenues, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenues. For further financial information relating to our business, see "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Operating Results."

  If we are unable to effectively manage potential growth in the demand for our services our business will not operate efficiently and our results of operations will be negatively affected.

  We have experienced a period of significant expansion that has placed a significant strain on our managerial, operational and financial resources. From January 1, 2000 to December 31, 2000, we increased our number of employees from 828 to 2,072. If demand for our new and existing services continues to grow, then in order to increase our revenues significantly, we will need to hire a substantial number of additional employees, including project management, engineering and direct sales and marketing personnel. The actual number of employees we will need to hire is not determinable and may fluctuate drastically depending on the size and number of new contracts we receive and any changes to the scope of our existing projects.

  If we continue to grow at a rapid pace, we will need to manage the expansion of our operations and personnel. Specifically, we will be required to:

  . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

  . complete the implementation of a new financial management and accounting software program and install other new management information systems; and

  .  integrate, train, motivate and manage employees.

  If we fail to address the issues above or if our business does not continue to grow, our business may be harmed.

  Our operating results may suffer because of competition in the wireless services industry.

  The network services market is highly competitive and fragmented and is served by numerous companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than us. We do not know of any competitors that are dominant in our industry. For a further description of our competition, see "Business-- Competition."

  We believe that the principal competitive factors in our market include the ability to deliver results within budget and on time, reputation, accountability, project management expertise, industry experience and pricing. In addition, expertise in new and evolving technologies, such as wireless Internet services, has become increasingly important. We also believe our ability to compete depends on a number of factors outside of our control, including:

   .  the prices at which others offer competitive services;

   . the ability and willingness of our competitors to finance customers' projects on favorable terms;

   .  the ability of our customers to perform the services themselves; and

   .  the extent of our competitors' responsiveness to customer needs.

   We may not be able to compete effectively on these or other bases, and, as a result, our revenues or income may decline and harm our business.

  We must keep pace with rapid technological change, market conditions and industry developments to maintain or grow our revenues.

   The market for wireless and other network system design, deployment and management services is characterized by rapid change and technological improvements. Our future success will depend in part on our ability to enhance our current service offerings to keep pace with technological developments and to address increasingly sophisticated customer needs. We may not be successful in developing and marketing in a timely manner service offerings that respond to the technological advances by others and our services may not adequately or competitively address the needs of the changing marketplace. If we are not successful in responding in a timely manner to technological change, market conditions and industry developments, our revenues may decline and our business may be harmed.

  Our business operations could be significantly disrupted if we lose members of our management team.

   Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. See "Management-- Directors, Executive Officers and Key Employees", incorporated by reference herein, for a listing of such executive officers. Our future performance will be substantially dependent on our ability to retain and motivate them.

  We may not be successful in our efforts to identify, acquire or integrate acquisitions.

  Our failure to manage risks associated with acquisitions could harm our business. An important component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. During 2000, we acquired seven businesses. We are almost continuously engaged in discussions or negotiations regarding the acquisition of businesses or strategic investments in businesses, some potentially material in relation to our size. We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of risks, including:

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

  We may not be successful in our efforts to integrate international acquisitions.

  A key component of our business model is to expand our operations into international markets. We have accomplished this through the establishment of offices in Brazil, India and Mexico, among others, and through our recent acquisition of Questus Ltd. in the United Kingdom and Telia Academy and Telia Contracting in Sweden. International acquisitions pose a challenge to our business, as we must integrate operations despite differences in culture, language and legal environments. To date, we have limited experience with international acquisitions and face certain related risks, including:

   . difficulties in staffing, managing and integrating international operations due to language, cultural or other factors;

   .  different, or conflicting regulatory or legal requirements;

   .  foreign currency fluctuations; and

   .  distractions of significant management time and attention.

  Our failure to address these risks could inhibit or preclude our efforts to pursue international acquisitions.

  We have recently expanded our operations internationally. Our failure to effectively manage our international operations could harm our business.

   From January 1, 2000 through December 31, 2000, we were engaged on projects in 54 countries, and we currently have operations overseas, including offices in Mexico, the United Kingdom, India, Brazil and Sweden. For the year ended December 31, 2000, international operations accounted for approximately 28% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. We intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely affect our operating margins and earnings. In order to expand our international operations, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business would be harmed.

  Our international business operations are subject to a number of material risks, including, but not limited to:

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

  To date, we have encountered each of the risks set forth above in our international operations. If we are unable to expand and manage our international operations effectively, our business may be harmed.

  Fluctuations in the value of foreign currencies could harm our profitability.

  The majority of our international sales are currently denominated in U.S. dollars. As a result of some of our recent acquisitions as well as the growth of our foreign operations, an increasing portion of our international sales are denominated in foreign currencies. Fluctuations in the value of the U.S. dollar and foreign currencies may make our services more expensive than local service offerings. This could make our service offerings less competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian real and Mexican peso. We do not currently engage in currency hedging activities to limit the risks of exchange rate fluctuations. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would harm our business and financial results.

  We may encounter potential costs or claims resulting from project performance.

  Our engagements often involve large scale, highly complex projects. Our performance on such projects frequently depends upon our ability to manage our relationship with our customers, effectively administer the project and deploy appropriate resources, both our own personnel and third party contractors, in a timely manner. Many of our engagements involve projects that are significant to the operations of our customers' businesses. Our failure to meet a customer's expectations in the planning or implementation of a project or the failure of our personnel or third party contractors to meet project completion deadlines could damage our reputation, result in termination of our engagement and adversely affect our ability to attract new business. We frequently undertake projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in a direct reduction in payments to us, or payment of damages by us, which could harm our business.

  As of December 31, 2000, executive officers and directors and their affiliates controlled 55.2% of our outstanding common stock and as a result are able to exercise control over all matters requiring stockholder approval.

  As of December 31, 2000, executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 55.2% of our outstanding common stock. In particular, as of December 31, 2000, our Chairman, Massih Tayebi, and our Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 40.3% of the outstanding common stock. In addition, other members of the Tayebi family owned, as of December 31, 2000, in the aggregate, approximately 9.9% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us. These transactions may include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares over their current prices. For further information regarding our stock ownership, see "Security Ownership of Certain Beneficial Owners and Management" incorporated by reference herein.

  Our stock price may be particularly volatile because of the industry of our business.

  The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and telecom companies have been extremely volatile, and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the price of our common stock. For further information regarding recent stock trends, see " Market for Registrant's Common Equity and Related Stockholder Matters".

  Provisions in our charter documents and Delaware law may make it difficult for a third party to acquire our company and could depress our common stock.

  Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions include:

   .  authorizing the board of directors to issue additional preferred stock;

   .  prohibiting cumulative voting in the election of directors;

   .  limiting the persons who may call special meetings of stockholders;

   .  prohibiting stockholder action by written consent; and

   . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

  We are also subject to certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

Item 2.      Properties
-----------------------

     Our principal executive offices are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. Other executive offices are located in the following locations:
Sao Paulo, Brazil; Mexico City, Mexico; New Delhi, India; Gothenberg, Sweden; Kalmar, Sweden; and in London, U.K. The leases on these offices are on a month to month basis. The Company also leases office space to support engineering services in Reston, Virginia; Cherry Hill, New Jersey; Blackwood, New Jersey; Los Angeles, California; San Jose, California; Sacramento, California; Scottsdale, Arizona; Santa Fe, New Mexico; Mexico City; London and Sao Paulo. The leases on these spaces expire at various times through April 2005.

     In conjunction with asset acquisitions that occurred in 2000, we assumed the operating leases of additional office space in the following locations:
Seattle, Washington; Chicago, Illinois; Houston, Texas; Denver, Colorado; Milwaukee, Wisconsin; and Portland, Oregon. The Company expects to continue its growth and will negotiate leased space to accommodate this growth as it occurs.


Item 3.  Legal Proceedings
--------------------------


   Subsequent to our initial public offering in November 1999, we received correspondence from certain former employees (or their stockbrokers) who presented stock certificates of a predecessor of WFI delivered in 1996 as part of an employee benefit plan. We did not register these shares in our books and records because we believed them to have been forfeited in accordance with the terms of the plan. However, these former employees claimed that such certificates represented outstanding shares of our common stock issued to them for services rendered in 1996.

  During the six months ended June 30, 2000, we completed settlements of litigation that we brought against six former employees who had sold or who had attempted to sell unregistered certificates purportedly representing 97,500 of our shares. We also settled similar demands for recognition by two other former employees without litigation. In each of these settlements we have agreed to recognize a certain number of the shares as having been properly issued in 1996 for services rendered prior to issuance.

  On July 25, 2000, we filed a Complaint for Declaratory Relief in the Superior Court of the State of California for the County of San Diego, against Dr. Rahim Tafazolli, a former employee/consultant who received an unregistered certificate purportedly representing 45,000 shares of our common stock. The complaint seeks a declaration that the subject certificate is invalid due to the forfeiture provisions of the employee benefit plan and due to Dr. Tafazolli's failure to perform the agreed services. On August 10, 2000, Dr. Tafazolli filed a related complaint in the Court of Chancery of the State of Delaware in and for New Castle County. The related complaint seeks money damages and a declaration that Dr. Tafazolli is entitled to receive an unrestricted WFI stock certificate for 45,000 shares. We intend to vigorously pursue our action in California and to vigorously defend against the related action in Delaware.

  The total number of shares represented by unregistered certificates delivered to employees (all in 1996 and early 1997) is approximately 532,500. We have settled or agreed to settle demands relating to 127,500 of such shares. We have received no other demands for recognition of shares represented by unregistered certificates other than the demand by Dr. Tafazolli. If we receive any other demands, we intend to consider the circumstances surrounding the issuance of the subject certificates in determining our response. We are therefore not certain at this time how many of the shares represented by unregistered certificates will be recognized.

  As a result of the foregoing circumstances, we underreported the number of shares of our common stock outstanding during each of the years ended December 31, 1996 through December 31, 1999. The impact of the additional shares was not material to the financial statements for the years ended December 31, 1996 through December 31, 1999.

  Massih Tayebi, our Chairman, and Masood K. Tayebi, our Chief Executive Officer, were the executive officers and directors of our predecessor entity during 1996 and collectively owned the substantial majority of outstanding shares of that entity during that time. They have agreed to transfer shares owned by them to WFI, share for share, for any shares represented by unregistered certificates which we recognize as issued and outstanding. Each has transferred to us one-half of the number of shares recognized during the year ended December 31, 2000, and each will transfer one-half of any and all shares recognized in the future as a result of similar circumstances.

  Consequently, we have had no net increase in the number of outstanding shares of our common stock and we expect no impact on the financial statements in future periods as a result of recognizing unregistered certificates. Such surrender of outstanding shares held by the Tayebis is not expected to diminish materially the ownership interests of either of them in WFI.

  We do not believe existing demands or future litigation associated with the unregistered certificates will have a material effect on our financial position or results of operations. However, there can be no guarantee that existing or future litigation that might arise out of these circumstances can be settled or disposed of in the manner we anticipate. Other outcomes could have a material adverse effect on our financial position or results of operations.

   In October 2000, we were notified that Norm Korey, a former employee who was terminated by us, has asserted that he is owed certain commissions and stock options and severance pay from us. We were served with a formal arbitration demand relating to the matter in January 2001, and anticipate that limited discovery will ensue. We believe the claims of Mr. Korey are without merit and intend to defend any lawsuit asserting such claims.

  In addition to the foregoing matters, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters may arise from time to time that may harm our business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

      (a)
      Our common stock is listed on the NASDAQ National Market System, under the symbol "WFII" and has traded since November 5, 1999.

  Our common stock began trading on the NASDAQ National Market System effective November 5, 1999. Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing prices for the common stock, as reported by NASDAQ. Such quotation represents inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                          High      Low
                                                          ----      ---
    Fiscal Year Ending December 31, 2001
    First Quarter (through March 22, 2001)              $ 44.19   $  6.13

    Fiscal Year Ended December 31, 2000
    First Quarter                                       $157.88   $ 39.63
    Second Quarter                                      $ 93.63   $ 32.75
    Third Quarter                                       $ 80.50   $ 48.13
    Fourth Quarter                                      $ 62.66   $ 31.94

    Fiscal Year Ended December 31, 1999
    Fourth Quarter (from November 5, 1999)              $ 65.50   $ 39.25

    On March 22, 2001, there were approximately 43,844,089 shares of Common Stock outstanding which were held by approximately 322 shareholders of record of our common stock.

  We have not declared any dividends since becoming a public company. Covenants in our financing arrangements prohibit or limit our ability to declare or pay cash dividends. We currently intend to retain any future earnings to finance the growth and development of the business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

  On December 11, 2000, we issued an aggregate of 55,194 shares of common stock to two former shareholders of B. Communications International, Inc. ("BCI"). The shares were issued pursuant to two Warrant Agreements, dated January 4, 1999, between WFI and the former BCI shareholders as partial consideration for the acquisition of certain assets from BCI. The exercise price of $4.16 per share was paid pursuant to a net exercise provision whereby 4,902 shares of common stock underlying the warrants, valued at $51.00 per share, were issued as payment of the exercise price. The issuance of the securities in connection with these warrant exercises was deemed to be exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) and/or Regulation D promulgated thereunder. The recipients represented their intentions to acquire the securities for investment purposes only and not with a view to the distribution thereof. Each of the recipients received adequate information about the Company and the Company reasonably believed that each of the recipients was an "Accredited Investor", as such term is defined in the Securities Act of 1933, as amended.

      (b)
      On November 10, 1999, we completed an initial public offering of our Common Stock, $0.001 par value per share. The managing underwriters in the offering were Credit Suisse First Boston, J.P. Morgan Chase and Co. and Thomas Weisel Partners LLC. The shares of Common Stock sold in our offering were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-85515) (the "Registration Statement"), that was declared effective by the Commission on November 4, 1999. All 4,600,000 shares of Common Stock registered under the Registration Statement, including shares covered by an over-allotment option, were sold at a price to the public of $15.00 per share. The offering resulted in gross proceeds of $69.0 million, of which $4.8 million was applied toward commissions to the underwriters. Expenses related to the offering were approximately $2.3 million.

  We have used the net the proceeds from the offering to (i) repay $8.6 million of short-term debt and notes payable; (ii) fund $40.0 million of acquisitions of assets or equity interests in other businesses; and (iii) support $13.3 million of operations. No proceeds from the offering remain.

Item 6.  Selected Financial Data
--------------------------------

  The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this report on Form 10-K.

                (All amounts except per share data in millions)
                            Year Ended December 31,

Consolidated Statement of                  1996              1997               1998             1999             2000
Operations Data:
  Revenues                                  $15.4             $22.7              $51.9           $ 92.7           $255.9
  Gross profit                              $ 8.6             $10.9              $23.8           $ 38.4           $115.8
  Operating income                          $ 6.8             $ 7.0              $10.7           $ 17.6           $ 52.0
  Net income                                $ 6.7             $ 6.8              $ 4.7           $  9.6           $ 31.8

  Net income per share
      Basic                                 $0.24             $0.24              $0.17           $ 0.33           $ 0.76
      Diluted                               $0.23             $0.23              $0.15           $ 0.27           $ 0.63

  Weighted average shares
      Basic                                  28.5              28.7               28.4             29.1             41.8
      Diluted                                29.4              29.3               30.7             35.2             50.5


Consolidated Balance Sheet                  1996              1997               1998             1999             2000
 Data:
  Cash and Cash Equivalents                 $  .3             $  .8              $ 2.9           $ 34.3           $ 18.5
  Working capital                           $ 6.6             $ 9.2              $ 7.7           $ 91.4           $103.7
  Total assets                              $ 7.2             $11.1              $60.3           $134.4           $297.1
  Total debt                                $   0             $   0              $16.0           $  2.7           $ 37.7
  Total stockholders equity                 $ 7.0             $ 9.8              $14.3           $101.4           $198.6




Item 7.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations ("MD&A")
------------------------------

  This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled "Risk Factors" in Item 1 in this Form 10-K, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of the Form 10-K to conform this statement to actual results or to changes in its expectations.

  Overview

  Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services to the wireless telecommunications industry. During the years ended December
31, 1999 and December 31, 2000, we increased the number of our contracts, the scope of our services and our geographic presence. In the final months of 1999, we entered into our first contracts for network planning which contributed to increased revenues and net income during the year ended December 31, 2000. For the year ended December 31, 2000, our business consulting, design and deployment, and network management segments contributed to 3%, 80% and 17% of our revenues, respectively. During this period, we also formed a subsidiary in the United Kingdom, Wireless Facilities International, Ltd. ("WFIL"). WFIL began servicing existing contracts and entering into new contracts in Europe, the Middle East and Africa ("EMEA") in April 2000. During the year ended December 31, 2000, we performed work in 54 countries. These contracts include services performed for many of the latest wireless technologies, including UMTS, broadband wireless applications, and voice and video applications. Revenues from our international operations contributed to 28% of our total revenues for the year ended December 31, 2000.

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

  Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not related directly to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. During the year ended December 31, 2000, we completed the first phase of implementing a new financial management and accounting software program in our domestic operations. Such software was implemented to better accommodate our growth. We expect to incur expenses in subsequent periods related to licensing the software package and related personnel costs associated with phasing in its implementation in our domestic and international operations. We may also incur expenses related to a given project in advance of the commencement of the project as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

 Due to the recent downturn in the financial markets in general, and specifically within the telecommunications industry, many of our customers are having trouble raising money in the capital markets to fund the expansion of their businesses, including telecom network deployments and upgrades. The recent volatility of the financial markets and slowdown in the U.S. economy has also intensified the uncertainty experienced by many of our customers, who are finding it increasingly difficult to predict demand for their products and services. As a result, many of our customers are slowing or postponing the deployment of new wireless networks and the development of new technologies and products, which has reduced the demand for our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. As a result, we expect our revenues and earnings to decline from previously estimated levels. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts owed to us, we may be required to write-off or convert significant amounts of our accounts receivable. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decreases in revenues. As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and we therefore cannot re-affirm estimates of our revenues or projections of our earnings that we have made in public statements prior to the date of this Annual Report on Form 10-K.

 As a result of the revenue shortfall that we expect due to the foregoing factors, we are taking steps to reduce our level of expenditures. Additionally, we expect to continue to review our internal processes throughout 2001 and make further adjustments as necessary.

  Results of Operations

  Comparison of Results for the Year Ended December 31, 1999 to the Year Ended December 31, 2000

  Revenues. Revenues increased 176% from $92.7 million for the year ended December 31, 1999 to $255.9 million for the year ended December 31, 2000. The $163.2 million increase was primarily attributable to the addition of new contracts from our acquisitions completed during 2000, expanded scope on several large, existing contracts, and new contracts in our consulting and network management segments, which generated no revenues in the year ended December 31, 1999. Significant new contracts included contracts acquired through our fiscal year 2000 acquisitions of The Walter Group, the Dallas network operations center, and Davis Bay. Revenues also increased from two significant deployment contracts in the Mexican market serviced in the year ended December 31, 2000. Revenues from our international markets comprised 34% of our total revenues during the year ended December 31, 1999, compared to 28% of our total revenues during the year ended December 31, 2000.

  Cost of Revenues. Cost of revenues increased 158% from $54.3 million for the year ended December 31, 1999 to $140.1 million for the year ended December 31, 2000, primarily due to increased staffing in support of new contracts. Gross profit was 41% of revenues for the year ended December 31, 1999 compared to 45% for the year ended December 31, 2000. The increase is primarily due to a more favorable mix of project revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 186% from $18.7 million for the year ended December 31, 1999 to $53.5 million for the year ended December 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 20% for the year ended December 31, 1999 to 21% for the year ended December 31, 2000. The increase is due to staffing increases in overhead departments to support our growth in operations, the increased support required for a public company, as well as time charged for new employees during our orientation, training and assignment processes.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased 390% from $2.1 million for the year ended December 31, 1999 to $10.3 million for the year ended December 31, 2000. The increase is primarily due to goodwill and other identifiable intangibles resulting from our recent acquisitions, which also contributed to our increase in revenues and overall operations.

  Net Other Income (Expense). For the year ended December 31, 1999, net other expense was $0.5 million compared to net other income of $0.2 million for the year ended December 31, 2000. This increase totaling $0.7 million was primarily attributable to interest earned on our investments in marketable securities from the proceeds of our November 1999 initial public offering and the reduction of net foreign currency losses, partially offset by an increase in interest expense on increasing balances on our line of credit.

  Provision for Income Taxes. Our provisional income tax rate as a percentage of income before taxes decreased from 42% for the year ended December 31, 1999, to 39% for the year ended December 31, 2000. The decrease is primarily attributable to increases in our foreign revenues from operations.

  Comparison of Results for the Year Ended December 31, 1998 to the Year Ended December 31, 1999

  Revenues. Revenues for the year ended December 31, 1999 increased 79% from $51.9 for the year ended December 31, 1998 to $92.7 for the year ended December 31, 1999. The $40.8 million increase was primarily attributable to the addition of new contracts, offset by a reduction in revenue of $5.0 million from the
effects of revised cost estimates related to two fixed-price contracts.   The
revenue increase stemmed from the growth in our wireless data deployment activity, including a large, 26-city contract for Metricom, as well as large contracts in the WFI de Mexico subsidiary, and new deployment projects from our established clients in the PCS sector. The percentage growth experienced for the year ended December 31, 1999 was not typical and resulted from a small number of large contract awards.

  Cost of Revenues. Cost of revenues increased 93% from $28.1 million for the year ended December 31, 1998 to $54.3 million for the year ended December 31, 1999, primarily due to increased staffing in support of new contracts. Gross margin was 46% of revenues for the year ended December 31, 1998 compared to 41% for the year ended December 31, 1999. Gross margin for the year ended December 31, 1999 was reduced primarily due to a reduction in revenue of $5.0 million from the effects of revised cost estimates related to two fixed-price contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 58% from $11.8 million for the year ended December 31, 1998 to $18.7 million for the year ended December 31, 1999. The increase was primarily attributable to increases in executive, administrative, sales and marketing personnel costs, as well as increases in purchases of expendable tools and systems in support of our growth. As a percentage of revenues, selling, general and administrative expenses decreased from 23% for the year ended December 31, 1998 to 20% for the year ended December 31, 1999, reflecting consolidation efficiencies following the Entel acquisition.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased 62% from $1.3 million for the year ended December 31, 1998 to $2.1 million for the year ended December 31, 1999. The increase was primarily due to amortization of goodwill and other identifiable intangibles resulting from the
B. Communication International and C.R.D. acquisitions.

  Net Other Income (Expense). For the year ended December 31, 1999, other expenses were $0.5 million as compared to $0.5 million for the year ended December 31, 1998. Interest income increased by $0.5 million of which $0.4 million was attributed to the investment of the proceeds from our initial public offering. This increase was offset by an increase in interest expense primarily due to higher utilization of the bank line of credit to support working capital needs, as well as foreign currency losses attributed to our expansion into Brazil.

  Provision for Income Taxes. Our provisional income tax rate as a percentage of income before taxes decreased from 54% for the year ended December 31, 1998, to 42% for the year ended December 31, 1999. The decrease was primarily attributable to increases in our foreign revenues from operations.

  Liquidity and Capital Resources

  Our sources of cash liquidity included cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. As of December 31, 2000, we had cash of $18.5 million and $24.9 million outstanding on our $50 million line of credit. In February 2001, the aggregate commitment was increased from $50 million to $100 million.

  Cash used in operations is primarily derived from our contracts in process and changes in working capital. Cash provided by operations was $13.4 million for the year ended December 31, 1999 and cash used in operations was $38.3 million for the year ended December 31, 2000.

  Cash used in investing activities was $42.9 million and $14.7 million for the year ended December 31, 1999 and 2000, respectively. Investing activities for the year ended December 31, 1999 consisted primarily of the investment of IPO proceeds, cash paid for acquisitions and capital expenditures. Investing activities for the year ended December 31, 2000 consisted primarily of cash paid for acquisitions and investments of $47.1 million and capital expenditures of $5.7 million partially offset by proceeds totaling $38.0 million received from sales of marketable securities. Acquisitions during the year ended December 31, 2000 included the purchase of assets or securities from The Walter Group, Comcor, Davis Bay, Questus, Telia Contracting, and Telia Academy, as well as the purchase of a network operations center, an investment in CommVerge, and an equity interest in Diverse Networks, Inc.

   Cash provided by financing activities for the year ended December 31, 1999 was $61.0 million which was primarily derived from the proceeds from sales of common stock in our November 1999 initial public offering. Other financing activities include proceeds from sales of preferred stock totaling $15.0 million, which was offset by net repayments on borrowings totaling $16.3 million. Cash provided by financing activities was $37.5 million for the year ended December 31, 2000. Financing activities for this period primarily consisted of $24.9 million from net borrowings under our line of credit and $12.9 million from sales of common stock issued through our stock option and employee stock purchase plans.

   At December 31, 2000, $24.9 million was outstanding under our line of credit with a weighted average interest rate of 9.14%. In February 2001, we executed an amended and restated credit agreement, which increased the aggregate commitment under our line of credit to $100 million, extended the maturity date to February 2004, and adjusted the interest rate so that borrowings bear interest at either
(i) the greater of the bank prime rate or the Federal Funds Rate plus .5%, plus a margin of 1.25%, the base rate margin, or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin of 2.25%, the LIBOR rate margin, at our discretion. Beginning in the third quarter of 2001, the base rate margin and the LIBOR rate margin will be determined based on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from .75% to 1.50% and 1.75% to 2.50%, respectively. The line of credit is secured by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios.

  We have no material cash commitments other than obligations under our credit facilities, promissory notes, operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

  On November 10, 1999, we completed an initial public offering of our common stock. In conjunction with the closing of that offering, we issued 4,600,000 shares of common stock for approximately $64.2 million in cash (net of underwriting discounts but before expenses). As of December 30, 2000, the proceeds were used as follows: (i) $8.6 million was used to repay short-term debt and notes payable; (ii) $40.0 million was used to acquire assets or equity interests in other businesses; and (iii) $15.6 million net of reinvested interest and asset management fees was used in our operations.

  We believe that our cash and cash equivalent balances and funds available under the existing line of credit will be sufficient to satisfy cash requirements for the next twelve months. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

  New Accounting Pronouncements


  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by statement of Financial Accounting Standards No.137, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and became effective for the Company on January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. We have not completed our determination of the impact of the adoption of Statement No. 133 on our consolidated financial position or results of operations.


Item 7a.   Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------

  We are exposed to foreign currency risks due to both transactions and translations between a functional and reporting currency in our Mexican, Brazilian and United Kingdom subsidiaries. We currently do not hedge any of these risks in our foreign subsidiaries because (i) cash flows from foreign operations in Mexico are generally reinvested locally in Mexico, (ii) foreign operations in Brazil are minimal, (iii) the British pound sterling is relatively stable against the U.S. dollar, and (iv) we do not believe that to do so is justified by the current exposure and the cost at this time. We are exposed to the impact of foreign currency fluctuations due to the operations of and intercompany transactions with our consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. At December 31, 2000, there was $0.2 million, $1.3 million and $3.2 million owed to our U.S. operations from our Mexican, Brazilian and United Kingdom subsidiaries, respectively. These intercompany receivables were denominated in U.S. dollars. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from these intercompany balances are insignificant from Mexico, $0.1 million from Brazil and $0.3 million from the United Kingdom. In addition, we estimate that a 10% change in foreign exchange rates would have impacted reported operating profit for the year ended December 31, 2000 by approximately $1.2 million. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Operations with and net income of foreign subsidiaries were not significant at December 31, 1999.

  We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

  As of December 31, 2000, we held a $50 million line of credit with a financial institution. At December 31, 2000, $24.9 million was outstanding under this line of credit with a weighted average interest rate of 9.14%. Pursuant to an amended and restated credit agreement, our aggregate commitment was increased to $100 million in February 2001. The credit facility is due in February 2004 and bears interest at either (i) the greater of the bank prime rate and the Federal Funds Rate plus .5%, plus a margin of 1.25%, the base rate margin, or (ii) at the London Interbank Offering Rate (LIBOR) plus 2.25%, the LIBOR rate margin, at our discretion. Beginning in the third quarter of 2001, the base rate margin and the LIBOR rate margin will be determined based on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from .75% to 1.50% and 1.75% to 2.50%, respectively. The credit facility is secured by substantially all of our assets. The credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. We do not utilize any derivative financial instruments to hedge the interest rate fluctuation as our balances under the facility are borrowed over the short term and we currently retain the ability to pay down amounts borrowed through our operational funds. A hypothetical 10% adverse change in the weighted average interest rate for 2000 would have reduced net income by approximately $0.1 million.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

  Our consolidated financial statements at December 31, 2000 and 1999 and the Report of KPMG LLP, Independent Accountants, are included in this report on Form 10-K on pages beginning F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

  None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

  The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of the Registrant's definitive Proxy Statement and notice of our 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation
--------------------------------

  The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement and notice of our 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

  The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement and notice of our 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

  The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement and notice of our 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)    1.  Financial Statements and financial statement schedules
           ------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                                                                           Page
---------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                F-1
---------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets as of December 31, 1999 and 2000                                F-2
---------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations for the Years Ended December 31, 1998,
 1999 and 2000                                                                              F-3
---------------------------------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity for the Years Ended December
 31, 1998, 1999 and 2000                                                                    F-4
---------------------------------------------------------------------------------------------------------
Consolidated Statement of Cash Flows for the Years Ended December 31, 1998,
 1999 and 2000                                                                              F-6
---------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                  F-8
---------------------------------------------------------------------------------------------------------
Schedule II: Valuation and Qualifying Accounts                                              S-1
---------------------------------------------------------------------------------------------------------

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

2.  Exhibits and Reports on Form 8-K
    --------------------------------

(a) Exhibits.

Exhibit
Number                             Description of Document

3.1 Restated Certificate of Incorporation filed and effective on November 5, 1999.(1)

3.2            Bylaws in effect since November 5, 1999.(1)

4.1            Reference is made to Exhibits 3.1 and 3.2.

4.2            Speciman Stock Certificate.(1)

10.1           1997 Stock Option Plan.(1)

10.2 Form of Stock Option Agreement pursuant to the 1997 Stock Option Plan and related terms and conditions.(1)

10.3           1999 Equity Incentive Plan.(1)

10.4           Form of Stock Option Agreement pursuant to the 1999 Equity
               Incentive Plan.(1)

10.5 1999 Employee Stock Purchase Plan and related offering documents.(1)

10.6 R&D Building Lease by and between the Company and Sorrento Tech Associates as amended.(1)

10.7 Amended and Restated Credit Agreement by and among the Company, various banks and Credit Suisse First Boston dated as of February 9, 2001.*

10.8 Second Amended and Restated Investor Rights Agreement by and among the Company and certain stockholders of the Company dated as of September 17, 1999.(1)

10.9 Employment Offer Letter by and between the Company and Scott Fox dated as of April 9, 1999.(1)

10.10 Form of Indemnity Agreement by and between the Company and certain officers and directors of the Company.(1)

10.11 Amended Promissory Note from the Company to Masood K. Tayebi dated as of August 2, 1999.(1)

10.12 Amended Promissory Note from the Company to Massih Tayebi dated as of August 2, 1999.(1)

10.13 Amended Promissory Note from the Company to Sean Tayebi dated as of August 2, 1999.(1)

10.14 Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)

10.15 Form of Subscription and Representation Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)

10.16 Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 1, 1998.(1)

10.17 Form of Bill of Sale and Assignment Agreement by and between the Company and each of Massih Tayebi and Masood K. Tayebi dated as of June 30, 1999.(1)

10.18 Assignment of Note by and among the Company, Masood K. Tayebi and Massih Tayebi dated as of June 30, 1999.(1)

10.19 Form of Promissory Note from each of Masood K. Tayebi and Massih Tayebi to the Company dated as of June 30, 1999.(1)

10.20 Form of Promissory Note from each of Masood K. Tayebi and Massih Tayebi to the Company dated as of June 30, 1999.(1)

10.21 Services Agreement by and between WFI de Mexico S. de R.L. de C.V. and Ericsson Telecom, S.A. de C.V. dated as of August 4, 1999.(1) +

10.22 Amended and Restated Master Services Agreement by and between the Company and TeleCorp Holding Communications, Inc., dated as of October 12, 1999.(1) +

10.23 Master Services Agreement by and between the Company and Nextel Partners Operating Corp. dated as of January 18, 1999.(1) +

10.24          Agreement by and between the Company and Siemens
               Aktiengesellschaft, Berlin and Mu"nchen, Federal Republic of Germany, represented by the Business Unit Mobile Networks.(1) +

10.25 Master Services Agreement by and between the Company and Triton PCS, Operating Company, L.L.C. dated as of January 19, 1998, as amended.(1) +

10.26 Microwave Relocation Services Agreement by and between Entel Technologies, Inc. and Triton PCS Operating Company, L.L.C. dated as of February 11, 1998.(1) +

10.27 Site Development Services Agreement by and between Entel Technologies, Inc. and Triton PCS, Inc. dated as of December 10, 1997.(1) +

10.28 Sales Agreement for Products and Services by and between the Company and Integrated Ventures, LLC dated as of April 19, 1999.(1) +

10.29 Settlement Agreement and Mutual General Release by and between the Company and Total Outsourcing, Inc dated as of June 30, 1999.(1)

10.30 Straight Note from Scott Fox and Kathleen W. Fox to the Company dated as of July 8, 1999.(1)

10.31 Master Services Agreement by and between the Company and Metricom, Inc. dated as of September 21, 1999.(1) +

10.32 Sublease Agreement by and between the Company and Franklin Templeton Corporate Services, Inc. dated as of April 14, 2000.(2)

10.33          2000 Nonstatutory Stock Option Plan.(2)

10.34 Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(2)

21.1           List of subsidiaries.*

23.1           Independent Auditors' Report on Schedule and Consent.

24.1 Power of Attorney. Reference is made to the signature page to this Report on Form 10-K.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 and incorporated herein by reference.

*              Filed herewith

+ Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment, issued in connection with the Registration Statement on Form S-1 (No. 333-85515) dated November 10, 1999.


(b)  Reports on Form 8-K
     -------------------

     The following reports on Form 8-K were filed after September 30, 2000:

     Current Report on Form 8-K filed October 25, 2000 reported earnings for the fiscal 2000 third quarter and named the following employees as executive officers: Farzad Ghassemi, Senior Vice President RF Engineering; Frankie Farjood, Vice President of Program Management; and Naomi Whitacre, Vice President of Human Resources. Additionally, we announced that Norman Korey, President of International Operations, was no longer with WFI and no longer serving as an executive officer.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 29, 2001
  Wireless Facilities, Inc.

  By: /s/ Masood K. Tayebi, Ph.D.
      ---------------------------
      Masood Tayebi  Chief Executive Officer

                                Power of Attorney

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Massih Tayebi and Masood K. Tayebi, and each of them his attorneys-in-fact, each with the power of substitutes, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

  Signature                                    Title                                    Date

  /s/  Massih Tayebi, Ph.D.                    Chairman and Director                March 29, 2001
   ----------------------------
       Massih Tayebi
                                               Chief Executive Officer and          March 29, 2001
  /s/  Masood K. Tayebi, Ph.D.
  ----------------------------
       Masood K. Tayebi                        Director (Principal Executive
                                               Officer)



  /s/  Terry Ashwill                           Chief Financial Officer (Principal   March 29, 2001
  ----------------------------
       Terry Ashwill                           Financial and Accounting Officer)


  /s/  Scott Anderson                          Director                             March 29, 2001
  ----------------------------
       Scott Anderson

  /s/  Bandel Carano                           Director                             March 29, 2001
  ----------------------------
       Bandel Carano

  /s/  Scot Jarvis                             Director                             March 29, 2001
  ----------------------------
       Scot Jarvis

  /s/  William Hoglund                         Director                             March 29, 2001
  ----------------------------
       William Hoglund


                         Independent Auditors' Report

The Board of Directors
Wireless Facilities, Inc.

We have audited the accompanying consolidated balance sheets of Wireless Facilities, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                KPMG LLP

San Diego, California
February 2, 2001 except
 as to the first paragraph
 of Note 13, which is as of
 February 9, 2001 and the second
 paragraph of Note 13 which
 is as of March 2, 2001

                           WIRELESS FACILITIES, INC.

                          Consolidated Balance Sheets

                          December 31, 1999 and 2000

                        (in millions, except par value)

                       Assets                                  1999      2000
                                                            --------   -------
Current assets:
    Cash and cash equivalents                               $  34.3      18.5
    Investments in marketable securities                       38.0        --
    Accounts receivable, net                                   32.6     119.1
    Contract management receivables                            14.0      20.8
    Income taxes receivable                                      --      12.7
    Other current assets                                        2.6      14.3
                                                            --------   -------
              Total current assets                            121.5     185.4

Property and equipment, net                                     5.1      20.0
Goodwill, net                                                   7.1      64.7
Other intangibles, net                                          0.4      17.1
Investments in unconsolidated affiliates                        0.1       9.2
Other assets, net                                               0.2       0.7
                                                            --------   -------
              Total assets                                  $ 134.4     297.1
                                                            ========   =======
          Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                        $   5.5      15.1
    Accrued expenses                                            6.0      17.6
    Contract management payables                                8.3       9.2
    Billings in excess of costs and profits                     5.2       0.9
    Line of credit payable                                       --      24.9
    Notes payable - current portion                              --       1.7
    Capital lease obligation - current portion                  0.1       3.5
    Income taxes payable                                        5.0        --
    Net Deferred income tax liability                            --       8.8
                                                            --------   -------
              Total current liabilities                        30.1      81.7

Notes payable - net of current portion                          0.9       0.6
Capital lease obligation - net of current portion               1.7       7.0
Common stock to be issued                                        --       8.6
Accrued rent                                                     --       0.5
                                                            --------   -------
              Total liabilities                             $  32.7      98.4
                                                            --------   -------

Minority interest in subsidiary                             $   0.3       0.1

Stockholders' equity:
    Common stock, $.001 par value,195.0 shares authorized;
       39.7 and 43.3 shares issued and outstanding at
       December 31, 1999 and 2000, respectively                  --        --
    Additional paid-in capital                                 90.2     156.9
    Retained earnings                                          11.2      43.0
    Accumulated other comprehensive loss                         --      (1.3)
                                                            --------   -------
              Total stockholders' equity                      101.4     198.6
                                                            --------   -------
              Total liabilities and stockholders' equity    $ 134.4     297.1
                                                            ========   =======

See accompanying notes to consolidated financial statements.

DRAFT 3/8/01

                           WIRELESS FACILITIES, INC.

                     Consolidated Statements of Operations

                 Years ended December 31, 1998, 1999, and 2000

                    (in millions except per share amounts)

                                                        1998              1999              2000
                                                   ---------------   ---------------   ---------------
Revenues                                        $        51.9              92.7             255.9
Cost of revenues                                         28.1              54.3             140.1
                                                   ---------------   ---------------   ---------------
              Gross profit                               23.8              38.4             115.8

Selling, general and administrative expenses             11.8              18.7              53.5
Depreciation and amortization                             1.3               2.1              10.3
                                                   ---------------   ---------------   ---------------
              Operating income                           10.7              17.6              52.0
                                                   ---------------   ---------------   ---------------

Other income (expense):
    Interest income                                       0.2               0.7               2.1
    Interest expense                                     (0.6)             (0.9)             (2.0)
    Foreign currency loss                                  --              (0.3)               --
    Equity loss in investment                            (0.1)               --                --
    Other income                                           --                --               0.1
                                                   ---------------   ---------------   ---------------
              Total other income (expense)               (0.5)             (0.5)              0.2
                                                   ---------------   ---------------   ---------------

              Income before income taxes and
                 minority interest in income of
                 subsidiary                              10.2              17.1              52.2

Provision for income taxes                                5.5               7.2              20.3
Minority interest in income of subsidiary                  --               0.3               0.1
                                                   ---------------   ---------------   ---------------
              Net income                        $         4.7               9.6              31.8
                                                   ===============   ===============   ===============

Net income per common share:

    Basic                                       $        0.17        $     0.33     $        0.76
    Diluted                                     $        0.15        $     0.27     $        0.63

Weighted average common shares outstanding:

    Basic                                                28.4              29.1              41.8
    Diluted                                              30.7              35.2              50.5

See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.
                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1998, 1999 and 2000
                                 (in millions)

                                                               Convertible               Convertible
                                                     Preferred stock - Series A  Preferred stock - Series B       Common stock
                                                     --------------------------  --------------------------  ---------------------
                                                       Shares        Amount        Shares        Amount       Shares        Amount
                                                     ---------    ----------     ---------     ------------  ----------  ---------
Balance, December 31, 1997                                --      $     --            --     $      --         29.1      $     --
   Issuance of common stock                               --            --            --            --          1.2            --
   Issuance of Series A preferred stock                  1.7            --            --            --           --            --
   Stock-based compensation                               --            --            --            --           --            --
   S Corporation distributions                            --            --            --            --           --            --
   Net income from January 1, 1998
    through August 6, 1998                                --            --            --            --           --            --
   Transfer of undistributed retained
     earnings to additional paid-in capital
     upon termination of S Corporation                    --            --            --            --           --            --
   Purchase of treasury stock                             --            --            --            --         (3.3)           --
   Net income from August 7, 1998 through
     December 31, 1998                                    --            --            --            --           --            --
   Comprehensive income                                   --            --            --            --           --            --
                                                      ------      --------       -------      --------       ------      --------
Balance, December 31, 1998                               1.7            --            --            --         27.0            --
   Issuance of common stock                               --            --            --            --          0.3            --
   Issuance of Series B preferred stock                   --            --           2.7            --           --            --
   Stock-based compensation                               --            --            --            --           --            --
   Issuance of warrants in acquistion transactions        --            --            --            --           --            --
   Purchase of treasury stock                             --            --            --            --           --            --
   Conversion of Series A and B preferred stock
     to common stock                                    (1.7)           --          (2.7)           --          7.8            --
   Initital public offering of common stock, net          --            --            --            --          4.6            --
   Retirement of treasury stock                           --            --            --            --           --            --
   Net income                                             --            --            --            --           --            --
   Comprehensive income                                   --            --            --            --           --            --
                                                      ------      --------       -------      --------       ------      --------
Balance, December 31, 1999                                --            --            --            --         39.7            --
   Issuance of common stock for exercise of stock
     options                                              --            --            --            --          2.4            --
   Issuance of common stock under employee stock
      purchase                                            --            --            --            --          0.2            --
   Issuance of common stock in acquisition
     transactions                                         --            --            --            --          0.8            --
   Issuance of common stock for exercise of
      warrants                                            --            --            --            --          0.2            --
   Tax benefit from exercise of stock options             --            --            --            --           --            --
   Net income                                             --            --            --            --           --            --
   Foreign currency translation loss                      --            --            --            --           --            --
   Net unrealized investment losses                       --            --            --            --           --            --
   Comprehensive income                                   --            --            --            --           --            --
                                                      ------      --------       -------      --------       ------      --------
Balance, December 31, 2000                                --      $     --            --     $      --         43.3      $     --
                                                      ======      ========       =======      ========       ======      ========

                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                            WIRELESS FACILITIES, INC.
                 Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1998, 1999, and 2000
                                 (in millions)

                                                                                                    Accumulated
                                               Additional                     Treasury stock           other       Compre-
                                                 paid-in      Retained    -----------------------  comprehensive   hensive
                                                 capital      earnings     Shares       Amount       loss          Income    Total
                                                 -------      --------     ------       ------       ------        ------     ----
Balance, December 31, 1997                      $  0.8       $  9.0          --       $   --           --         $  --     $  9.8
   Issuance of common stock                        0.8           --          --           --           --            --        0.8
   Issuance of Series A preferred stock           21.0           --          --           --           --            --       21.0
   Stock-based compensation                        0.1           --          --           --           --            --        0.1
   S Corporation distributions                      --         (8.6)         --           --           --            --       (8.6)
   Net income from January 1, 1998 through
   August 6, 1998                                   --          3.1          --           --           --           3.1        3.1
   Transfer of undistributed retained earnings
     to additional paid-in capital upon
     termination of S Corporation                  3.5         (3.5)         --           --           --            --         --
   Purchase of treasury stock                       --           --         3.3        (13.5)          --            --      (13.5)
   Net income from August 7, 1998 through
     December 31, 1998                              --          1.6          --           --           --           1.6        1.6
                                                                                                                  -----
   Comprehensive income                             --           --          --           --           --           4.7         --
                                               -------       ------       -----       ------       ------         =====     -------

Balance, December 31, 1998                        26.2          1.6         3.3        (13.5)          --                     14.3
   Issuance of common stock                        0.6           --          --           --           --            --        0.6
   Issuance of Series B preferred stock           15.0           --          --           --           --            --       15.0
   Stock-based compensation                        0.1           --          --           --           --            --        0.1
   Issuance of warrants in acquisition
     transactions                                  0.1           --          --           --           --            --        0.1
   Purchase of treasury stock                       --           --          --         (0.2)          --            --       (0.2)
   Conversion of Series A and B preferred
     stock to common stock                          --           --          --           --           --            --         --
   Initial public offering of common stock,
     net                                          61.9           --          --           --           --            --       61.9
   Retirement of treasury stock                  (13.7)          --        (3.3)        13.7           --            --         --
   Net income                                       --          9.6          --           --           --           9.6        9.6
                                                                                                                  -----
   Comprehensive income                             --           --          --           --           --           9.6         --
                                               -------       ------       -----       ------       ------         =====     -------

Balance, December 31, 1999                        90.2         11.2          --           --           --                    101.4
   Issuance of common stock for exercise
     of stock options                              9.5           --          --           --           --            --        9.5
   Issuance of common stock under employee
     stock purchase plan                           3.4           --          --           --           --            --        3.4
   Issuance of common stock in acquisition
     transaction                                  37.7           --          --           --           --            --       37.7
   Issuance of common stock for exercise of
     warrants                                      0.5           --          --           --           --            --        0.5
   Tax benefit from exercise of stock options     15.6           --          --           --           --            --       15.6
   Net income                                       --         31.8          --           --           --          31.8       31.8
   Foreign currency translation loss                --           --          --           --         (0.3)         (0.3)      (0.3)
   Net unrealized investment losses                 --           --          --           --         (1.0)         (1.0)      (1.0)
                                                                                                                  -----
   Comprehensive income                             --           --          --           --           --         $30.5         --
                                               -------       ------       -----       ------       ------         =====     -------

Balance, December 31, 2000                      $156.9       $ 43.0          --       $   --     $   (1.3)                  $198.6
                                               =======       ======       =====       ======       ======                   =======

See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1998, 1999, and 2000
                                 (in millions)

                                                                                1998        1999        2000
                                                                              -------     -------     -------
Operating  activities:
   Net income                                                                 $   4.7         9.6        31.8
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
      Depreciation and amortization                                               1.5         2.5        10.7
      Stock-based compensation                                                    0.1         0.1          --
      Accrued rent                                                                 --          --         0.5
      Gain on sale of investment                                                   --        (0.1)         --
      Provision for deferred income taxes                                         1.3        (1.7)        9.1
      Tax benefit from exercise of stock options                                   --          --        15.6
      Minority interest in income of subsidiary                                    --         0.3         0.1
      Equity earnings in unconsolidated affiliates                                 --          --        (0.1)
      Changes in assets and liabilities, net of the effect of acquisitions:
        Accounts receivable, net                                                (12.1)       (7.2)      (84.3)
        Contract management receivables                                         (24.2)       10.2        (6.8)
        Other current assets                                                      0.4        (2.2)      (12.3)
        Other assets                                                               --        (0.1)       (0.3)
        Accounts payable                                                          7.2        (4.9)        8.2
        Accrued expenses                                                          3.9         1.2        10.7
        Contract management payables                                              9.3        (1.1)        0.9
        Billings in excess of costs and profits                                   0.1         5.1        (4.4)
        Income taxes receivable                                                   3.9         1.6       (17.7)
        Other long-term liabilities                                                --         0.1          --
                                                                              -------     -------     -------
           Net cash (used in) provided by operating activities                   (3.9)       13.4       (38.3)
                                                                              -------     -------     -------

Investing activities:
   Capital expenditures                                                          (0.7)       (3.2)       (5.7)
   Investment in marketable securities                                             --       (38.0)         --
   Cash paid for acquisitions, net of cash acquired                              (3.3)       (1.7)      (38.1)
   Cash paid for investments                                                     (0.6)       (0.1)       (9.0)
   Distributions from investments                                                  --         0.1        38.0
   Proceeds from disposition of property and equipment                             --         --          0.1
                                                                              -------     -------     -------
           Net cash used in investing activities                                 (4.6)      (42.9)      (14.7)
                                                                              -------     -------     -------
Financing activities:
   Proceeds from issuance of preferred stock                                     21.0        15.0          --
   Proceeds from issuance of common stock                                         0.8        62.5        12.9
   Stockholder distributions                                                     (3.1)         --          --
   Purchase of treasury stock                                                   (13.5)       (0.2)         --
   Net borrowings (repayment) under line of credit                                3.0        (3.0)       24.9
   Repayment of lease obligation                                                   --          --        (1.3)
   Repayment of officer notes receivable                                           --          --         0.6
   Borrowings (repayment) from officer notes payable                              3.8        (3.8)         --
   Repayment of subordinated stockholder notes payable                             --        (5.5)         --
   Borrowings (repayment) of notes payable                                       (1.5)       (4.0)        0.4
                                                                              -------     -------     -------
           Net cash provided by financing activities                             10.5        61.0        37.5
                                                                              -------     -------     -------
Effect of exchange rate on cash                                                   0.1        (0.1)       (0.3)
                                                                              -------     -------     -------

Net increase (decrease) in cash and cash equivalents                              2.1        31.4       (15.8)

Cash and cash equivalents at beginning of year                                    0.8         2.9        34.3
                                                                              -------     -------     -------
Cash and cash equivalents at end of year                                      $   2.9        34.3        18.5
                                                                              =======     =======     =======
                                                                                                   (continued)

See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1998, 1999, and 2000

                                 (in millions)

                                                                                1998        1999        2000
                                                                              -------     -------     -------
Supplemental disclosures of noncash transactions:
   Fair value of assets acquired in acquisitions                              $   8.8         3.4        88.6
   Cash paid for acquisitions                                                    (3.5)       (2.1)      (38.7)
   Issuance of common stock for acquisitions                                       --          --       (37.7)
   Issuance of notes payable for acquisition                                     (5.2)       (0.8)       (1.5)
   Common stock to be issued                                                       --          --        (8.6)
   Issuance of warrants in acquisitions                                            --        (0.1)         --
                                                                              -------     -------     -------
   Liabilities assumed in acquisitions                                        $   0.1         0.4         2.1

   Property and equipment acquired under capital leases                            --         1.8        10.0
   Reduction of accounts receivable in exchange for investment securities          --          --         1.1
   Decrease in fair value of investment securities available for sale              --          --        (1.0)
   Reduction of note payable in lieu of consideration for exercise of warrants     --          --         0.5
   Issuance of notes payable for stockholder distribution                         5.5          --          --
   Receipt of note for sale of investment                                     $    --         0.2          --

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                     $   0.1         1.3         1.8
   Cash paid during the year for income taxes                                 $   0.4         5.6         9.6

See accompanying notes to consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

(1)  Organization and Summary of Significant Accounting Policies

     (a)  Description of Business

          Wireless Facilities, Inc. ("WFI") was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated in 1998, in Delaware. WFI provides a full suite of outsourcing services to wireless carriers and equipment vendors, including the design, deployment and management of client networks. WFI's customers include both early-stage and mature providers of cellular, PCS, and broadband data services and equipment. WFI's engagements range from small contracts for the deployment of a single cell site, to large multi-year turnkey contracts. These services are billed either on a time and materials basis or a fixed-price, time-certain basis.

          In November 1999, WFI completed an initial public offering of
          4.6 million shares of common stock. Prior to the initial public offering, there was no public market for WFI's common stock.
          The net proceeds of the offering, after deducting applicable underwriting discounts and offering expenses, were approximately $61.9 million.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the "Company." As of December 31, 1998, the wholly-owned subsidiaries include Entel Technologies, Inc., WFI de Mexico, and Wireless Facilities Latin America Ltda. In November 1999, WFI formed a wholly-owned subsidiary, WFI International, Ltd., based in London, England, which began operations in April of 2000. In March 2000, the Company acquired the assets of a network operations center and business segment located in Dallas, Texas. In conjunction with this purchase, the Company formed WFI Network Management Services Corporation, a wholly-owned subsidiary incorporated in the state of Delaware, to operate the center. In May 2000, the Company acquired a 16.67% interest in the operations of Diverse Networks, Inc., which is accounted for using the equity method of accounting. In August 2000, the Company acquired Questus, Ltd., ("Questus") a privately held company incorporated in the United Kingdom in a stock purchase acquisition. Questus is a provider of management consulting and network development services in the European wireless services market. The acquisition included Questus' wholly-owned subsidiaries, Questus Scandinavia, A.B., incorporated in Stockholm, Sweden, and Questus GmbH, incorporated in Vienna, Austria. In September 2000, the Company formed a wholly-owned subsidiary WFI-UK, Ltd., based in London, England, to act as a holding company. The Company acquired Telia Contracting AB and Telia Academy AB in October 2000 and December 2000, respectively. Telia Contracting AB, a Swedish corporation located in Gothenburg, Sweden, is a global provider of network management consulting services with geographic emphasis in Asia, Scandinavia, South America, and Europe. Telia Academy AB, a Swedish limited liability corporation located in Kalmar, Sweden, is a provider of management training and consultancy services to the global telecommunications industry.

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

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     (c)  Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents were $26.7 million and $0 as of December 31, 1999 and 2000, respectively.

     (d)  Investment Securities

          Investment securities, which the Company has the ability and intent to hold to maturity, are carried at amortized cost, which approximates market value. All held-to-maturity securities consisted of debt instruments that matured within one year at various dates through December 2000. Securities available for sale are carried at fair value with unrealized gains or losses reported in a separate component of accumulated other comprehensive income. Securities with remaining maturities longer than one year are classified as long-term. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.

     (e)  Property and Equipment, Net

          Property and equipment consists primarily of computer equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment and five years for furniture and office equipment. Equipment acquired under capital leases is amortized over the lease term or the estimated useful life of the asset, whichever is shorter. Improvements, which add to the useful life of an asset, are capitalized. Expenditures for maintenance and repairs are charged to operations.

     (f)  Goodwill, Net

          Goodwill represents the excess of the purchase price over the fair value of assets purchased from acquired companies. Goodwill is amortized on a straight-line basis over its estimated period of benefit from five to twenty years. In determining the useful life of goodwill the Company considers several factors including industry technology, competition, demand and other economic factors. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

     (g)  Other Intangible Assets, Net

          Other intangible assets at December 31, 2000 consist primarily of acquired customer relationships, acquired workforce, purchased technology, trade names, noncompete covenants and patents. Other intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful lives from one to ten years. The Company reviews the carrying value of intangibles for impairment whenever events in circumstances indicate that the carrying amount may not be recoverable.

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

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


          The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Included in the accompanying consolidated balance sheets is "Billings in excess of costs and profits" which represents billings in excess of costs and profits recognized on uncompleted projects.

     (i)  Contract Management Receivables and Payables

          During 1999 and 2000, the Company managed contracts whereby the Company paid for services rendered by third parties on behalf of customers. The Company passed these expenses through to the customers, who reimbursed the Company for the expenses plus a management fee. The management fee is included in revenues in the consolidated statement of operations. Amounts receivable from the customer or owed to third parties for the contract management activities are shown separately on the balance sheets to distinguish them from receivables and liabilities generated by the Company's own operations. The Company records no revenues or expenses for these amounts.

     (j)  Income Taxes

          Through August 6, 1998, the Company was an S Corporation whereby income taxes were the individual responsibility of the stockholders. On August 7, 1998, in conjunction with the private placement and sale of Series A preferred stock, the Company elected to be taxed as a C Corporation under the Internal Revenue Tax Code.

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

     (k)  Common Stock Split

          On February 22, 1999, the Company effected a 3-for-1 stock split of the Company's common stock. All per share and share data in the consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect this stock split.

     (l)  Stock-Based Compensation

          The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation expense is recognized as the difference, if any, between the current market price of the underlying stock and the exercise price on the date of grant. In accordance with SFAS No. 123, the Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     (m)  Net Income per Common Share

          The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting periods. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income per share are presented below (in millions):

                                                  1998       1999      2000
                                                 ------     ------    ------

          Weighted average shares, basic          28.4       29.1      41.8
          Dilutive effect of stock options         1.9        5.2       7.7
          Dilutive effect of warrants               .4         .9       1.0
                                                 ------     ------    ------

          Weighted average shares, diluted        30.7       35.2      50.5
                                                 ======     ======    ======

          Options to purchase .3 million, .2 million, and 4.5 million shares of common stock, and notes payable convertible into 1.1 million, 0, and 0 shares at December 31, 1998, 1999, and 2000, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive.

     (n)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows without interest expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (o)  Fair Value of Financial Instruments

          SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, investments in marketable securities, accounts receivable, contract management receivables, income tax receivable, accounts payable, accrued expenses and contract management payables approximate fair value due to the short-term nature of these instruments. The carrying amounts reported for the Company's line of credit payable and notes payable approximate their fair value because the underlying instruments earn interest at rates comparable to current rates offered to the Company for instruments of similar terms and risk.

     (p)  Other Comprehensive Income

          SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the years ended December 31, 1998, and 1999 consisted of foreign currency translation adjustments. Comprehensive

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


          income for the year ended December 31, 2000 consisted of unrealized losses on available-for-sale securities and foreign currency translation adjustments.

     (q)  Foreign Currency Translation

          The financial statements of the Company's foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Foreign currency translation gains and losses are included in the accumulated other comprehensive income account in the stockholders' equity section of the consolidated balance sheets. The financial statements of the Company's Brazilian subsidiary are not maintained in the U.S. dollar, which has been determined to be the functional currency. Accordingly, the books of record of the Brazilian subsidiary have been remeasured into the U.S. dollar with gains and losses included in the consolidated statements of operations.

     (r)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (s)  Reclassifications

          Certain amounts in prior year financial statements have been reclassified to conform to the 2000 presentation.

(2)  Acquisitions

     (a)  Entel Technologies, Inc. ("Entel")

          On February 27, 1998, the Company acquired all of the outstanding shares of stock of Entel, a Maryland wireless outsourcing company. Entel rendered site development and project management services to telecommunications providers in connection with site acquisition, construction management and microwave relocation projects throughout the United States. Consideration for the acquisition consisted of $3.5 million in cash and $5.2 million in notes payable to Entel shareholders. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $7.8 million was recognized in the transaction and is being amortized over seven years. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

     (b)  B. Communication International, Inc. ("BCI")

          On January 4, 1999, the Company acquired BCI for $2.9 million in cash, warrants and notes. BCI provided radio frequency engineering and cell site and switch technician services in the U.S. and Latin America. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


          Goodwill of $1.2 million was recognized in the transaction and is being amortized over seven years. Acquired identifiable intangible assets of $.5 million consist primarily of noncompete agreements and are being amortized over two years. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

     (c)  C.R.D., Inc. ("CRD")

          On June 25, 1999, the Company acquired CRD for $.5 million in cash, warrants, and assumption of debt. CRD installed and maintained cell site and microwave electronics. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $.3 million was recognized in the transaction and is being amortized over seven years. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

     (d)  WFI de Mexico ("WFIM")

          On September 18, 1998, the Company formed and acquired an 88% ownership interest in a Mexican subsidiary (WFIM). WFIM acquired all the assets of Cable and Wireless Services, S.C., a Mexican wireless communications company. Consideration for the acquisition consisted of $.1 million in cash. The remaining 12% of WFIM's stock was held by directors and General Manager of WFIM pursuant to Restricted Stock Agreements which permit WFIM to repurchase and transfer such shares upon the occurrence of certain events.

          On January 21, 2000, the Company acquired all but 2.5% of the minority ownership interest in WFIM from the General Manager of that subsidiary. The acquisition was made under the terms of a Restricted Stock Agreement, pursuant to which the Company issued .4 million shares of common stock valued at $18.2 million in exchange for shares in WFIM. The acquisition price was allocated first to reduce the General Manager's minority interest, with the excess of $17.9 million recorded as goodwill, which is being amortized over 20 years. The General Manager is the brother of both the Chairman and the Chief Executive Officer of the Company. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations and earnings previously allocated to minority owners are included in the Company's consolidated financial statements from the acquisition date.

     (e)  The Walter Group, Inc. ("TWG")

          On January 11, 2000, the Company acquired TWG, a Washington corporation and a privately-held provider of management consulting and network development services to the wireless communications market. Consideration consisted of $5.6 million in cash and approximately 95,000 shares of the Company's common stock valued at $4.1 million. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $7.7 million was recognized in the transaction and is being amortized over ten years. Acquired identifiable intangible assets of $1.6 million consist of noncompete covenants and an assembled workforce and are being amortized over two to five years. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     (f)  Network Operations Center

          On March 13, 2000, the Company acquired the assets of a network operations center and business segment from Ericsson Inc. for $6.3 million in cash. The center is located in Dallas, Texas. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.0 million was recognized in the transaction and is being amortized over seven years. Acquired identifiable intangible assets of $3.4 million consist primarily of customer relationships and an assembled workforce and are being amortized over two to five years. The Company accounted for this acquisition using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date.

     (g)  Comcor Advisory Services ("Comcor")

          On April 25, 2000, the Company acquired the assets of Comcor, a privately-held provider of site development services to the wireless mobility and broadband wireless communications market. The Company paid $5.4 million in cash as well as issued approximately 21,000 shares of the Company's common stock valued at $1.8 million to Comcor shareholders for the acquisition. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $6.6 million was recognized in the transaction and is being amortized over ten years. Acquired identifiable intangible assets of $.6 million consist primarily of an assembled workforce and are being amortized over five years. The Company accounted for this acquisition using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date.

     (h)  Diverse Networks, Inc. ("DNI")

          On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% percent interest in DNI, a private company that provides network management and data center services. In conjunction with the acquisition, the Company received a warrant for the rights to purchase up to a 50% interest in DNI over five years. The warrant is exercisable after May 24, 2001, or upon the occurrence of a material event as defined in the warrant agreement. The number of shares and exercise price for the warrant is dependent upon revenues earned by contracts and agreements provided to DNI by the Company. Exercise of the warrant may be effected by cash or by using a net issue exercise feature. The warrant may be exercised in total or in part, and is assignable and transferable prior to any first exercise. A representative of the Company holds a position on DNI's Board of Directors and the Company has entered into other contracts with DNI, and is therefore considered to have significant influence. This investment has been accounted for under the equity method of accounting.

     (i)  Davis Bay, LLC

          On June 26, 2000, the Company acquired the assets of Davis Bay, LLC, a Washington State limited liability company, for $3.0 million in cash and approximately 49,000 shares of the Company's common stock valued at $2.4 million.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


          Included in the asset purchase agreement is an earn-out provision whereby the Company agrees to pay Davis Bay's selling shareholders' additional consideration contingent on certain quarterly earnings results from existing and potential future contracts secured by Davis Bay for the Company and executed within 18 months of the acquisition date. Earn-out payments, are paid quarterly over the life of the eligible contracts, in stock. These payments are capped at $20.0 million. As of December 31, 2000, the Company recorded $9.5 million in additional goodwill as a result of the earn-out provision consisting of approximately .2 million shares of the Company's common stock. The majority of these shares are issuable in the first quarter of 2001 and are recorded as a liability as of December 31, 2000. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $11.6 million has been recognized as of December 31, 2000 related to the transaction, and is being amortized over ten years from the acquisition date. Acquired identifiable intangible assets of $1.0 million consist of an assembled workforce and purchased technology and are being amortized over three to five years. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date.

     (j)  CommVerge Solutions, Inc.

          On July 21, 2000, the Company acquired convertible preferred stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting.

     (k)  Questus, Ltd.

          On August 29, 2000, the Company acquired all of the outstanding capital stock of Questus, Ltd., a private limited company incorporated in the United Kingdom. Consideration consisted of $10.6 million in cash, approximately .2 million shares of the Company's common stock valued at $10.3 million, and promissory notes to one selling shareholder totaling $1.5 million. Included in the purchase were Questus' wholly owned subsidiaries, Questus Scandinavia, A.B., incorporated in Stockholm Sweden, and Questus GmbH, incorporated in Vienna, Austria. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $14.0 million was recognized in the transaction and is being amortized over ten years. Acquired identifiable intangible assets of $6.8 million consist primarily of customer relationships, purchased technology, and trade names and are being amortized over two to five years. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date.

     (l)  Telia Contracting AB

          On October 12, 2000, the Company acquired all of the outstanding capital stock of Telia Contracting, AB of Gothenburg, Sweden, a subsidiary of Telia AB in Sweden. Consideration consisted of $7.8 million in cash. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


          Goodwill of $1.8 million was recognized in the transaction and is being amortized over ten years. Acquired identifiable intangible assets of $5.5 million consist primarily of customer relationships, an assembled workforce and purchased technology and are being amortized over two to five years. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date.

     (m)  Telia Academy AB

          On December 4, 2000, the Company acquired the assets of Telia Academy AB, a limited liability company organized under the laws of Sweden. Consideration consisted of $2.2 million in cash. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.2 million was recognized in the transaction and is being amortized over seven years. Acquired identifiable intangible assets of $.7 million consist primarily of customer relationships and an assembled workforce and are being amortized over one to ten years. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date.

     The following summary presents pro forma consolidated results of operations for the years ended December 31, 1998, 1999, and 2000 as if the 1998 and 1999 acquisitions described above had occurred at the beginning of the year ended December 31, 1998, and the 2000 acquisitions described above had occurred at the beginning of the year ended December 31, 1999, and includes adjustments that are directly attributable to the transaction or are expected to have a continuing impact on the Company. Adjustments to revenues and cost of revenues are taken from the available financial information by estimating the monthly operating revenue or expense and pro-rating for the period of time such operations were excluded from the Company's financial results for the periods presented.

     The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future (all amounts except per share amounts are in millions).

                                                   1998      1999      2000
                                                   ----      ----      ----

     Pro forma revenue                            $55.8    $126.1     $268.9
     Pro forma operating income                   $11.2      16.4     $ 48.2
     Pro forma net income                         $ 4.9    $  8.7     $ 28.7
     Pro forma net income per common share:
       Basic                                      $ .17    $  .29     $  .68
       Diluted                                    $ .16    $  .24     $  .57

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


(3)  Balance Sheet Details

     The Consolidated Balance Sheets consist of the following at December 31, 1999 and 2000 (in millions):

                                                                   1999        2000
                                                                 --------    --------
               Accounts receivable, net:
                 Billed                                          $   24.0        75.1
                 Unbilled                                             9.5        44.9
                                                                 --------    --------
                                                                     33.5       120.0
               Allowance for doubtful accounts                       (0.9)       (0.9)
                                                                 --------    --------
                   Total accounts receivable, net                $   32.6       119.1
                                                                 ========    ========

               Contract management receivables:
                 Billed                                          $    3.4         6.0
                 Unbilled                                            10.6        14.8
                                                                 --------    --------
                   Total contract management receivables         $   14.0        20.8
                                                                 ========    ========

               Property and equipment, net:
                 Computer equipment                              $    6.4        24.2
                 Furniture and office equipment                       0.5         1.4
                                                                 --------    --------
                                                                      6.9        25.6
               Accumulated depreciation and amortization             (1.8)       (5.6)
                                                                 --------    --------
                   Total property and equipment, net             $    5.1        20.0
                                                                 ========    ========

               Goodwill, net:
                 Goodwill                                        $    9.3        71.1
                 Accumulated amortization                            (2.2)       (6.4)
                                                                 --------    --------
                   Total goodwill, net                           $    7.1        64.7
                                                                 ========    ========

               Other intangibles, net:
                 Customer relationships                          $    --         10.2
                 Assembled workforce                                  --          3.9
                 Purchased technology                                 --          3.6
                 Trade names                                          --          1.1
                 Noncompete covenants                                 0.5         0.5
                 Other                                                0.1         0.8
                                                                 --------    --------
                                                                      0.6        20.1
               Accumulated amortization                              (0.2)       (3.0)
                                                                 --------    --------
                   Total other intangibles, net                  $    0.4        17.1
                                                                 ========    ========

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


(4)  Notes payable and other financing arrangements

     (a)  Credit Agreement

          In August 1999, the Company executed a credit agreement with a group of financial institutions that provides for a revolving credit facility. Under the amended credit agreement at December 31, 2000, the aggregate commitment was $50 million and the credit facility was due on August 17, 2002. At December 31, 2000, the Company had $24.9 million outstanding under this credit facility with a weighted average interest rate of 9.14%. In February 2001, the Company executed an amended and restated credit agreement (see Note 13), which increased the aggregate commitment to $100 million, extended the maturity date to February 2002, and adjusted the interest rate so that borrowings bear interest at either (i) the greater of the bank prime rate (9.5% at December 31, 2000) or the Federal Funds Rate plus .5% (5.9% at December 31, 2000) plus a margin of 1.25%, the base rate margin, (10.75% at December 31, 2000) or (ii) at the London Interbank Offering Rate ("LIBOR") plus 2.25%, the LIBOR rate margin, (8.25% at December 31, 2000) at the Company's discretion. Beginning in the third quarter of 2001, the base rate margin and the LIBOR rate margin will be determined on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from .75% and 1.50% and 1.75% to 2.50%, respectively. The credit facility is secured by substantially all of the Company's assets. The agreement contains restrictive covenants, which, among other things, requires maintenance of certain financial ratios.

          In December 1999, the financial institutions included in the credit agreement entered into an intercreditor agreement, which permits the execution of notes payable not to exceed $1.0 million that are secured by substantially all of the Company's assets pursuant to the credit agreement. On February 24, 2000, the Company executed a $1.0 million note payable under this agreement payable ratably through February 2005 at a 9% interest rate. At December 31, 2000, the Company had outstanding borrowings of $.8 million under this note payable.

     (b)  Entel Note Payable

          In consideration for the acquisition of Entel in 1998 (see Note 2), the Company issued three-year convertible notes payable for $5.2 million. These notes incurred interest at 10% per annum and were due in March 2001. These notes were repaid in full during 1999.

     (c)  BCI Notes Payable

          In January 1999, the Company issued notes payable in consideration for the BCI acquisition (see Note 2). These notes had a carrying value of $.9 million at December 31, 1999. Interest was imputed on these notes at 9.62% and were due in January 2001. These notes were repaid in full during 2000.

     (d)  Officer Notes Payable

          At December 31, 1998, the Company had unsecured notes payable to two officers of the Company totaling $3.8 million. Interest was imputed on these loans at 5.5%. These loans were repaid in full in 1999.

     (e)  Questus Notes Payable

          In consideration for the acquisition of Questus (see Note 2), the Company issued promissory notes to one selling shareholder totaling $1.5 million, which are secured by a standing letter of credit. These notes are due on April 30, 2002; however, the selling shareholder may demand payment of the outstanding principal balance after March 1, 2001.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


          These notes bear interest at LIBOR plus a margin of 1% (7% at December 31, 2000).

          Maturities of notes payable outstanding at December 31, 2000 are as follows (in millions):

                       2001                                $  1.7
                       2002                                   0.2
                       2003                                   0.2
                       2004                                   0.2
                                                           ------

                            Total                          $  2.3
                                                           ======

(5)  Lease Commitments

     The Company leases certain equipment under capital leases with interest rates ranging from 3.3% to 11.7% that expire at various dates through 2005. The Company also leases certain facilities and equipment under operating leases having terms expiring at various dates through 2010. Future minimum lease payments under capital and operating leases as of December 31, 2000 are as follows (in millions):

                                                                        Capitalized               Operating
                                                                          leases                   leases
                                                                     -------------------      -------------------
Year ending December 31,
 2001                                                                $          4.1             $        5.1
 2002                                                                           4.0                      3.6
 2003                                                                           2.9                      3.3
 2004                                                                           0.5                      3.1
 2005                                                                           0.2                      2.9
 Thereafter                                                                      --                     10.2
                                                                     --------------             ------------

       Total minimum lease payments                                            11.7             $       28.2
                                                                                                ============

 Less amount representing interest                                             (1.2)
                                                                     --------------

       Present value of capital lease obligations                              10.5

 Less current portion                                                          (3.5)
                                                                     --------------

       Long-term capital lease obligations                           $          7.0
                                                                     ==============

     Equipment recorded under capital leases was $1.8 million and $11.8 million, with accumulated amortization of $0 and $1.4 million as of December 31, 1999 and 2000, respectively.

     Future minimum lease payments have not been reduced by future minimum sublease rentals of $.8 million under operating leases. Rent expense under operating leases for the years ended December 31, 1998, 1999, and 2000 was $.7 million, $.9 million and $3.8 million, respectively.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     The lease on the United States office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded accrued rent to reflect the excess of rent expense over cash payments since inception of the lease.

(6)  Income Taxes

     Income before provision for income taxes for the years ended December 31, 1998, 1999, and 2000 is comprised of the following (in millions):

                         1988      1999      2000
                        ------    ------    ------
Domestic                $ 10.2      10.5      30.7
Foreign                     --       6.3      21.4
                        ------    ------    ------
                        $ 10.2      16.8      52.1
                        ======    ======    ======

     Prior to August 7, 1998, the Company was an S Corporation whereby income taxes were the individual responsibility of the stockholders. The provision for income taxes for the years ended December 31, 1998, 1999 and 2000 is comprised of the following (in millions):

                                                            1998                     1999                    2000
                                                        -----------               ---------               ----------
Current:
 Federal                                                $       3.4                     5.7                     1.7
 State                                                          0.8                     0.8                     0.4
 Foreign                                                         --                     2.4                     4.1
                                                        -----------               ---------               ---------

                                                                4.2                     8.9                     6.2
                                                        -----------               ---------               ---------

Deferred:
 Federal                                                        1.1                    (1.6)                    8.5
 State                                                          0.2                    (0.3)                    1.5
 Foreign                                                         --                     0.2                     4.1
                                                        -----------               ---------               ---------

                                                                1.3                    (1.7)                   14.1
                                                        -----------               ---------               ---------
                                                        $       5.5                     7.2                    20.3
                                                        ===========               =========               =========

     A reconciliation of total income tax expense to the amount computed by applying the statutory federal income tax rate of 35% to income before income tax expense for the years ended December 31, 1998, 1999 and 2000 is as follows (in millions):

                                                            1998                     1999                    2000
                                                        -----------               ---------               ---------
Income taxes at federal statutory rate                  $       3.6                     5.9                    18.3
State taxes, net of federal tax benefit                         0.6                     0.3                     1.2
Foreign taxes, net of federal tax benefit                        --                     0.7                     0.5
Establishment of deferred income tax upon
 change from S Corporation to C Corporation                     2.1                      --                      --
S Corporation earnings not subject to                          (1.2)                     --                      --
 income tax
Other, net                                                      0.4                     0.3                     0.3
                                                        -----------               ---------               ---------
                                                        $       5.5                     7.2                    20.3
                                                        ===========               =========               =========

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 2000 are as follows (in millions):

                                                                               1999              2000
                                                                         --------------      ------------
Deferred tax assets:
 Allowance for doubtful accounts                                         $          0.3              0.3
 Bonus accruals                                                                     0.8              0.1
 Vacation accruals                                                                  0.3              0.8
 Property and equipment, principally due to differences in
  depreciation                                                                      0.5               --
 Goodwill and other intangibles, principally due to differences in                   --              1.2
  amortization
 Net operating loss carryforward                                                     --              4.4
 Income tax credit carryforwards                                                     --              4.6
 Other                                                                              0.1              0.2
                                                                         --------------      -----------
                                                                                    2.0             11.6
 Valuation allowance                                                                 --             (4.1)
                                                                         --------------      -----------

       Total deferred tax assets                                                    2.0              7.5
                                                                         --------------      -----------

Deferred tax liabilities:
 Change from cash to accrual method of accounting for income taxes                 (1.5)            (0.8)
 Property and equipment, principally due to differences in
  depreciation                                                                       --             (2.1)
 Unearned revenue                                                                    --             (9.2)
 Foreign deferred tax liability                                                    (0.2)            (4.2)
                                                                         --------------      -----------

       Total deferred tax liability                                                (1.7)           (16.3)
                                                                         --------------      -----------

       Net deferred tax asset (liability)                                $          0.3             (8.8)
                                                                         ==============      ===========

     At December 31, 2000, the Company had federal tax loss carryforwards of $10.5 million and foreign tax credit carryforwards of $4.1 million, which expire in 2020 and 2004, respectively. The Company also had minimum tax credit carryforwards of $.5 million, which may be carried forward indefinitely.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of foreign tax credit carryforwards after consideration of stock option deductions available for tax return purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the deferred tax assets, net of valuation allowance as of December 31, 2000.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

     The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was $22.5 million at December 31, 2000. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

(7)  Stockholders' Equity

     (a)  Common Stock

          In November 1999, the Company completed an initial public offering of
          4.6 million shares of common stock. Prior to the initial public offering, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable underwriting discounts and offering expenses, were approximately $61.9 million.

          Immediately prior to the closing of the initial public offering, and effective upon the filing of the Company's restated certificate of incorporation, authorized capital stock consisted of 195.0 million shares of common stock, $0.001 par value per share, and 5.0 million shares of preferred stock, $0.001 par value per share.

     (b)  Preferred Stock

          On August 8, 1998, the Company issued 1.7 million shares of Series A convertible preferred stock in a private placement for $21.0 million. Series A preferred shares were convertible at the option of the holder into shares of common stock at an initial conversion rate of 1-to-1 (3-to-1 after the 3-for-1 common stock split). Conversion was automatic upon the closing of the Company's initial public offering above a specified price or upon approval by 2/3 of the Series A stockholders. No Series A convertible preferred stock dividends were declared. Upon closing of the Company's initial public offering, all outstanding shares of Series A preferred stock were converted into 5.1 million shares of common stock.

          In February 1999, the Board of Directors authorized the issuance of up to 2.8 million shares of par value $0.01 Series B preferred stock. Shortly thereafter, the Company sold 2.7 million Series B preferred shares for $15.0 million, or $5.50 per share. Series B preferred shares were convertible at the option of the holder into shares of common stock at the initial conversion rate of 1-to-1. Conversion was automatic upon the closing of a public offering above a specified price or upon approval of 2/3 of the Series B stockholders. Upon closing of the Company's initial public offering, all outstanding shares of Series B preferred stock were converted into 2.7 million shares of common stock.

     (c)  Treasury Stock

          Treasury stock is recorded at cost. On August 5, 1998, the Company purchased 3.3 million shares of common stock for $13.5 million. During 1999, the Company purchased an additional approximate 21,000 shares of common stock for $.2 million. The treasury stock was retired during 1999.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


     (e)  Common Stock Warrants

          In February 1997, the Company issued warrants to purchase .3 million shares of common stock to two Company directors. One-third of these warrants vest at the date of issuance, and then annually for the following two years. These warrants are exercisable at $0.93 per share of common stock, which was the fair value of the stock at the date of issuance.

          In February 1998, the Company issued warrants to purchase 1.2 million shares of common stock to two Company directors. One-third of these warrants vest at the date of issuance, and then annually for the following two years. These warrants are exercisable at $1.58 per share of common stock, which was the fair value of the stock at the date of issuance.

          A total of .9 million warrants were outstanding for these two directors at December 31, 1999 and 2000.

          In connection with the acquisition of BCI in January 1999, the Company issued .2 million common stock warrants exercisable at $4.16 per share. These warrants vest 25% on each of June 1, 1999, December 1, 1999, June 1, 2000, and December 1, 2000 and expire one year after their respective vesting date. In June 2000, these warrants were exchanged for new warrants with the same economic terms other than the addition of a net exercise provision. During 2000, the outstanding warrants related to the BCI acquisition were partially exercised using the net exercise provision contained in the warrants and the remaining .1 million warrants were exercised by reducing the outstanding balance of a note payable related to the acquisition.

     (g)  Stock Option Plans and Employee Stock Purchase Plan

          Stock Option Plans

          During the years ended 1996 and 1997, the Board of Directors approved the 1996 Stock Option Plan (the "1996 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). During 1999, the Board of Directors approved the 1999 Equity Incentive Plan (the "1999 Plan"). During 2000, the Board of Directors approved the 2000 Non-statutory Stock Option Plan (the "2000 Plan"). All stock options under the 1996 Plan were fully vested at June 1, 1998, and were either exercised or cancelled as of December 31, 1998. Stock options granted under the 1997 Plan and 1999 Plan may be incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. The Company ceased making grants under the 1997 Plan upon completion of its initial public offering. The 2000 Plan permits the grant of non-statutory stock options, which are exercisable for a period following the date of grant as determined by the Board of Directors, generally ten years. Stock option exercise prices for the 1997 Plan, 1999 Plan and 2000 Plan must be equal to or greater than the fair market value of the common stock on the grant date. A total of 7.5 million, 6.0 million, and 3.0 million shares of common stock have been authorized for issuance under the 1997 Plan, 1999 Plan and 2000 Plan, respectively.

          In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its 1996 Plan, 1997 Plan, 1999 Plan and 2000 Plan. Accordingly, the Company recorded compensation expense totaling $.1 million, $.1 million, and $0 for the years ended December 31, 1998, 1999, and 2000, respectively, related to options granted under the plans.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

          Stock option transactions are summarized below:

                                      Weighted                  Weighted                   Weighted                      Weighted
                                       average                  average                    average                        average
                                      exercise                  exercise                   exercise                      exercise
                       1996 Plan        price      1997 Plan      price     1999 Plan        price     2000 Plan          price
                       -----------    -----------  ---------   ---------    -----------   ---------    -------------    ----------
Outstanding at
 January 1, 1998          658,500    $   0.01        890,400   $   1.39             --    $    --               --      $    --
Granted                        --                  3,464,139       2.51             --         --               --           --
Exercised                (591,000)       0.01         (7,200)      1.33             --         --               --           --
Canceled                  (67,500)       0.01       (773,691)      2.30             --         --               --           --
                       ----------                -----------                ----------                  ----------
Outstanding at
 December 31, 1998             --          --      3,573,648       2.26        192,487      47.44               --           --
Granted                        --          --      4,288,890       9.74             --         --               --           --
Exercised                      --          --       (305,312)      1.88             --         --               --           --
Canceled                       --          --       (781,879)      5.03             --         --               --           --
                       ----------                -----------                ----------                  ----------
Outstanding at
 December 31, 1999             --          --      6,775,347       6.74        192,487      47.44               --           --
Granted                        --          --             --         --      5,977,752      52.81        1,725,419        45.00
Exercised                      --          --     (2,357,930)      4.03           (274)     32.75               --           --
Canceled                       --          --       (663,765)     11.51       (551,954)     54.70          (21,589)       48.90
                       ----------                -----------                ----------                  ----------
Outstanding at
 December 31, 2000             --    $     --      3,753,652   $   7.64      5,618,011    $ 52.44        1,703,830      $ 44.95
                       ==========                ===========                ==========                  ==========

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

          The following table summarizes information as of December 31, 2000 concerning options outstanding and exercisable:

                                             Options outstanding                            Options exercisable
                       -------------------------------------------------------------  ----------------------------------
                                                   Weighted             Weighted        Weighted            Weighted
       Range of               Number                average              average         number              average
    exercise prices         outstanding         remaining life       exercise price    exercisable       exercise price
---------------------  ------------------     -----------------   ------------------  --------------   ------------------
$       1.33 - 4.16           1,651,523               7.56            $   3.11            646,044          $    2.52
        5.50 - 12.00          1,371,705               8.43                9.42            360,063               9.02
       13.00 - 31.94          1,501,645               9.38               23.47            169,742              14.57
       32.75 - 44.94          2,438,259               8.90               41.84             29,581              41.08
       45.38 - 57.00          2,753,058               9.31               51.75             77,030              51.40
       57.06 - 88.00          1,121,665               9.46               67.22              2,688              59.52
       99.75 - 132.06           237,638               9.21              112.28                 --                 --
                          -------------                                               -----------

                             11,075,493               8.87            $  36.10          1,285,148          $    9.87
                          =============                                               ===========

          Employee Stock Purchase Plan

          In August 1999, the board adopted and the stockholders approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of .7 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the initial public offering.

          Unless otherwise determined by the board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the board) for at least 20 hours per week and are customarily employed by the Company (or a subsidiary designated by the board) for at least 5 months per calendar year.

          Employees who participate in an offering may have up to 15% of their earnings for the period of that offering withheld pursuant to the Purchase Plan. The amount withheld is used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date will equal the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. At December 31, 2000, .2 million shares of common stock have been issued under the Purchase Plan.

          Accounting for Stock-Based Compensation

          Under SFAS No. 123, the weighted average fair value of the options granted during 1998, 1999 and 2000 was $0.72, $7.83 and $42.21, respectively, on the date of grant. The weighted average estimated fair values of shares granted under the Purchase Plan during 1998, 1999 and 2000 was $0, $0, and $10.80, respectively. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

                                                   1998      1999      2000
                                                 --------  --------  --------
          Expected term:
               Stock options                     6 years   5 years    5 years
               Purchase plan                          --        --  11 months
          Interest rate                             5.50%     5.75%      6.16%
          Volatility                                  --       81%       123%
          Dividends                                   --       --         --

          Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income and net income per share amounts (in millions except per share amounts):

                                                  1998      1999      2000
                                                --------  --------  --------
          Pro forma net income                  $    4.0       5.0       2.6
          Pro forma income per common share:
               Basic                            $   0.14      0.17      0.06
               Diluted                          $   0.13      0.14      0.05

     (8)  Employee Benefit Plan

          In 1996, the Company implemented a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. The Company made no contributions in 1998, 1999 or 2000.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


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

     The Company had sales to three separate customers which comprised 31%, 19% and 17% of the Company's total sales for the year ended December 31, 1998. At December 31, 1998, accounts receivable from these customers totaled $2.1 million, $2.0 million and $2.1 million, respectively.

     The Company had sales to three separate customers which comprised 14%, 11% and 10% of the Company's total sales for the year ended December 31, 1999. At December 31, 1999, accounts receivable from these customers totaled $1.6 million, $3.3 million, and $2.8 million, respectively.

     The Company had sales to three separate customers which comprised 22%, 9% and 9% of the Company's total sales for the year ended December 31, 2000. At December 31, 2000, accounts receivable from these customers totaled $8.9 million, $7.5 million and $7.3 million, respectively.

(10) Segment Information

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

     Prior to the year ended 1999, the Company provided only design and deployment service. In 1999, the Company added network maintenance and business consulting services. Due to the nature of these services, the amount of capital assets used in providing services to customers is minor. Revenue and operating income provided by the Company's industry segments for the years ended December 31, 1998, 1999, and 2000 are as follows (in millions):

                                                                 1998                   1999                    2000
                                                             ------------           ------------            ------------
                       Revenues:
                        Design and deployment                $       51.9                   86.9                   205.6
                        Network management                            --                     4.5                    42.7
                        Business consulting                           --                     1.3                     7.6
                                                             ------------           ------------            ------------
                              Total revenues                 $       51.9                   92.7                   255.9
                                                             ============           ============            ============

                       Operating income:
                        Design and deployment                $       10.7                   16.2                    38.9
                        Network management                            --                     1.1                    10.7
                        Business consulting                           --                     0.3                     2.4
                                                             ------------           ------------            ------------
                              Total operating income         $       10.7                   17.6                    52.0
                                                             ============           ============            ============

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000

     Revenues generated by geographic segment for the years ended December 31, 1998, 1999, and 2000 are as follows (in millions):

                                                                1998                    1999                    2000
                                                            -------------            ------------            ------------
               United States                                $        39.7                    61.1                   183.7
               Foreign                                               12.2                    31.6                    72.2
                                                            -------------            ------------            ------------
                      Total revenues                        $        51.9                    92.7                   255.9
                                                            =============            ============            ============

     Long-lived assets by geographic region for the years ended December 31, 1999, and 2000, which include property and equipment, goodwill, and other intangibles, are as follows (in millions):

                                                                1999                     2000
                                                            ------------             ------------
               United States                                $        12.3                    71.5
               Foreign                                                0.3                    30.3
                                                            -------------            ------------
                      Total long-lived assets               $        12.6                   101.8
                                                            =============            ============

(11) Related Party Transactions

     In August 1998, the Company repurchased a total of 3.2 million shares of common stock from two officers of the Company. In connection with the repurchase, the Company borrowed a total of $13.5 million from the two officers. The Company repaid these loans in August 1998.

     In August 1998, the Company paid a dividend to its stockholders. In connection with the dividend payment, the Company issued promissory notes for a total of $5.5 million to two executives and one related stockholder. The notes carried interest at 5% per annum and were repaid in November 1999.

     In August 1998, the Company sold 1.7 million shares of Series A convertible preferred stock to various investors at a purchase price of $12.48 per share, of which 1.4 million were sold to entities affiliated with a director of the Company. The Series A shares were convertible into common stock at an initial conversion rate of 1-to-1, which was subsequently adjusted to 3-to-1 following the common stock split in February 1999. These shares were converted into common stock upon closing of the Company's initial public offering.

     In February 1999, the Company sold 2.7 million shares of Series B convertible preferred stock to various investors at a purchase price of $5.50 per share, of which 2.3 million were sold to entities affiliated with a director of the Company. In addition, .4 million shares were sold to entities which, combined, held greater than 5% of the Company's capital stock. The Series B convertible shares are convertible into common stock at a conversion ratio of 1-to-1. These shares were converted into common stock upon closing of the Company's initial public offering.

     In June 1999, the Company sold its 25% ownership interest in Sierra Towers Investment Group, LLC ("Sierra") and a note receivable from Sierra to two officers of the Company in exchange for cash and a note payable to the Company. The note was repaid in September 2000.

     During 1999 and 2000, the Company loaned $.5 million and $.2 million, respectively, to a general manager of the Company. The general manager is the brother of both the Chairman and the Chief Executive Officer of the Company. Amounts borrowed in 1999 and 2000 bear interest at 5.57% and 6.45% per year, respectively, and are due in December 2001.

     In January 2000, the Company acquired a portion of the minority ownership interest in WFIM from the General Manager of that subsidiary. The acquisition was made under the terms of a Restricted Stock Agreement, pursuant to which the Company issued shares of common stock valued at $18.2 million in exchange for the shares held by the General Manager.

                           WIRELESS FACILITIES, INC.

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 2000


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

(13) Subsequent Events

     On February 9, 2001, the Company executed an amended and restated credit agreement (see Note 4), which increased the aggregate commitment provided by the Company's credit facility from $50 million to $100 million.

     On March 2, 2001, the Company's Board of Directors approved a voluntary stock option cancel and regrant program for employees. The program provides employees with the opportunity to cancel all of their existing and outstanding stock options granted to them on or after September 30, 2000 and before March 30, 2001, and some or all of their existing and outstanding stock options granted to them prior to September 30, 2000, in exchange for a new option grant for an equal number of shares to be granted at a future date. The new options will be issued no earlier than six months and one day after the cancellation date, March 30, 2001, and the exercise price of the new options is to be based on the trading price of the Company's common stock on the date of the new option grants. The exchange program is designed to comply with FASB Interpretation No. 44
     "Accounting for Certain Transactions Involving Stock Compensation."

(14) Quarterly Financial Data (Unaudited)

     The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Prior to becoming a public company, the Company did not prepare financial statements on a quarterly basis. Accordingly, revenue reported for fixed-price contracts for each quarter in the nine month period ended September 30, 1999 using the percentage-of-completion method was based on actual or estimated total contract costs available at the end of September 30, 1999 as opposed to estimates at the end of each quarter. For the quarter ended December 31, 1999, revenues from fixed-price contracts were reported based upon estimates of the total costs to complete the contract made during and at the end of the quarter. Summarized quarterly data for the years ended December 31, 1999 and 2000, is as follows (in millions, except per share data):

                                    First         Second           Third         Fourth
                                   Quarter        Quarter         Quarter        Quarter
                                  --------       --------        --------       --------
Fiscal year 1999
Revenues                          $   15.0       $   18.1        $   23.8       $   35.8
Cost of revenues                       9.2           11.8            13.1           20.2
                                  --------       --------        --------       --------
Gross profit                           5.8            6.3            10.7           15.6
Selling, general and
administrative expenses                3.2            3.5             5.1            9.0
                                  --------       --------        --------       --------
Operating income                       2.6            2.8             5.6            6.6
Total other (expense) income          (0.4)          (0.2)           (0.3)           0.4
                                  --------       --------        --------       --------
Income before income
taxes and minority interest            2.2            2.6             5.3            7.0
Provision for income taxes             0.6            1.6             2.1            2.9
Minority interest in income
of subsidiary                           --             --             0.4           (0.1)
                                  --------       --------        --------       --------
Net income                        $    1.6       $    1.0        $    2.8       $    4.2
                                  ========       ========        ========       ========

Net income per common share:
Basic (1)                         $   0.06       $   0.04        $   0.10       $   0.12
Diluted (1)                       $   0.05       $   0.03        $   0.08       $   0.10
Fiscal year 2000
Revenues                          $   43.3       $   59.4        $   73.1       $   80.1
Cost of revenues                      25.3           33.0            40.8           41.0
                                  --------       --------        --------       --------
Gross profit                          18.0           26.4            32.3           39.1
Selling, general and
administrative expenses                8.7           13.6            18.3           23.2
                                  --------       --------        --------       --------
Operating income                       9.3           12.8            14.0           15.9
Total other (expense) income           0.5            0.5             0.2           (1.0)
                                  --------       --------        --------       --------
Income before income
taxes and minority interest            9.8           13.3            14.2           14.9
Provision for income taxes             3.9            5.3             5.3            5.8
Minority interest in income
of subsidiary                          0.1            0.1            (0.1)            --
                                  --------       --------        --------       --------
Net income                        $    5.8       $    7.9        $    9.0       $    9.1
                                  ========       ========        ========       ========

Net income per common share:
Basic (1)                         $   0.14       $   0.19        $   0.21       $   0.21
Diluted (1)                       $   0.12       $   0.16        $   0.17       $   0.18

(1)Net income per share is computed independently for each quarter and the full year based on the respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

                                                                     Schedule II

  WIRELESS FACILITIES, INC.
  Valuation and Qualifying Accounts (in millions)

------------------------------------------------------------------------------------------------------------------------------------
       Allowance for Doubtful Accounts         Balance at        Current Year       Current Year                       Balance at
       -------------------------------      Beginning of Year     Provisions         Write-offs      Other Additions   End of Year
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998                       $.1                $.5                  -               -                $.6
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999                       $.6                $.4                $.1               -                $.9
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000                       $.9                $.1                $.1               -                $.9
------------------------------------------------------------------------------------------------------------------------------------



                                            See accompanying independent auditor's report

