Form 10-Q
period 2001-03-31
WIRELESS FACILITIES INC
filed 2001-05-15
CIK 1069258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of April 25, 2001 there were 44,781,797 shares of the Registrant's $0.001 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WIRELESS FACILITIES, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----

                      PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements...........................................     3

         Consolidated Balance Sheets--December 31, 2000 and March 31,
          2001 (unaudited)..............................................     3

         Consolidated Statements of Operations for the Three Months
          Ended March 31, 2000 and 2001 (unaudited).....................     4

         Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 2001 (unaudited).....................     5

         Notes to Consolidated Financial Statements (unaudited).........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................     9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    20

                        PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    21

 Item 2. Changes in Securities and Use of Proceeds......................    21

 Item 6. Exhibits and Reports on Form 8-K...............................    21

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           WIRELESS FACILITIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except par value)

                                                       December 31,  March 31,
                                                           2000        2001
                                                       ------------ -----------
                                                                    (unaudited)
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents...........................    $ 18.5      $ 17.7
  Accounts receivable, net............................     119.1        95.2
  Contract management receivables.....................      20.8        25.8
  Income taxes receivable.............................      12.7         8.7
  Net deferred income tax asset.......................       --          7.7
  Other current assets................................      14.3        15.0
                                                          ------      ------
    Total current assets..............................     185.4       170.1
Property and equipment, net...........................      20.0        20.4
Goodwill, net.........................................      64.7        69.1
Other intangibles, net................................      17.1        15.4
Investments in unconsolidated affiliates..............       9.2         8.8
Other assets, net.....................................       0.7         1.3
                                                          ------      ------
    Total assets......................................    $297.1      $285.1
                                                          ======      ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable....................................    $ 15.1      $ 16.4
  Accrued expenses....................................      17.6         7.5
  Contract management payables........................       9.2        12.4
  Billings in excess of costs and profits.............       0.9         0.8
  Line of credit payable..............................      24.9        27.0
  Notes payable--current portion......................       1.7         1.7
  Capital lease obligation--current portion...........       3.5         4.1
  Net deferred income tax liability...................       8.8         --
                                                          ------      ------
    Total current liabilities.........................      81.7        69.9
Notes payable--net of current portion.................       0.6         0.6
Capital lease obligation--net of current portion......       7.0         6.0
Common stock to be issued.............................       8.6         6.3
Accrued rent..........................................       0.5         0.4
                                                          ------      ------
    Total liabilities.................................      98.4        83.2
                                                          ------      ------
Minority interest in subsidiary.......................       0.1         0.1
                                                          ------      ------

Stockholders' equity:
  Common stock, $0.001 par value, 195.0 shares
   authorized; 43.3 and 44.8 shares issued and
   outstanding at December 31, 2000 and March 31, 2001
   (unaudited), respectively..........................       --          --
  Additional paid-in capital..........................     156.9       168.4
  Retained earnings...................................      43.0        34.5
  Accumulated other comprehensive loss................      (1.3)       (1.1)
                                                          ------      ------
    Total stockholders' equity........................     198.6       201.8
                                                          ------      ------
    Total liabilities and stockholders' equity........    $297.1      $285.1
                                                          ======      ======

     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in millions, except per share amounts)

                                                                 Three Months
                                                                    Ended
                                                                  March 31,
                                                                 -------------
                                                                 2000    2001
                                                                 -----  ------
Revenues........................................................ $43.3  $ 52.7
Cost of revenues................................................  25.3    39.1
                                                                 -----  ------
    Gross profit................................................  18.0    13.6
Selling, general and administrative expenses....................   7.6    30.3
Depreciation and amortization...................................   1.1     5.4
                                                                 -----  ------
    Operating income (loss).....................................   9.3   (22.1)
                                                                 -----  ------
Other income (expense):
  Interest income...............................................   0.9     0.2
  Interest expense..............................................  (0.2)   (1.1)
  Foreign currency loss.........................................  (0.2)   (0.3)
  Other expense.................................................   --     (1.0)
                                                                 -----  ------
    Total other income (expense)................................   0.5    (2.2)
                                                                 -----  ------
    Income (loss) before income taxes and minority interest in
     income of subsidiary.......................................   9.8   (24.3)
Provision (benefit) for income taxes............................   3.9   (15.8)
Minority interest in income of subsidiary.......................   0.1     --
                                                                 -----  ------
    Net income (loss)........................................... $ 5.8  $ (8.5)
                                                                 =====  ======
Net income (loss) per common share:
  Basic......................................................... $0.14  $(0.19)
  Diluted....................................................... $0.12  $(0.19)
Weighted average common shares outstanding:
  Basic.........................................................  40.5    43.7
  Diluted.......................................................  48.9    43.7


     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                                 Three Months
                                                                    Ended
                                                                  March 31,
                                                                 -------------
                                                                  2000   2001
                                                                 ------  -----
Net cash used in operating activities........................... $(21.0) $(2.8)
                                                                 ------  -----
Investing activities:
  Capital expenditures..........................................   (0.3)  (1.7)
  Cash paid for acquisitions, net of cash acquired..............  (12.0)   --
  Distributions from investments................................    8.4    --
                                                                 ------  -----
    Net cash used in investing activities.......................   (3.9)  (1.7)
                                                                 ------  -----
Financing activities:
  Proceeds from issuance of common stock........................    0.9    2.8
  Net borrowings under line of credit...........................   14.5    2.1
  Repayment of capital lease obligation.........................   (0.1)  (1.0)
                                                                 ------  -----
    Net cash provided by financing activities...................   15.3    3.9
                                                                 ------  -----
Effect of exchange rate on cash and cash equivalents............    0.2   (0.2)
                                                                 ------  -----
Net decrease in cash and cash equivalents.......................   (9.4)  (0.8)
Cash and cash equivalents at beginning of period................   34.3   18.5
                                                                 ------  -----
Cash and cash equivalents at end of period...................... $ 24.9  $17.7
                                                                 ------  -----
Supplemental disclosures of noncash transactions:
  Fair value of assets acquired in acquisitions................. $ 34.3  $ --
  Cash paid for acquisitions....................................  (12.0)   --
  Issuance of common stock for acquisitions.....................  (22.3)   --
                                                                 ------  -----
  Liabilities assumed in acquisitions........................... $  --   $ --

  Common stock issued for earn out provision in acquisition..... $  --   $ 8.6
  Property and equipment acquired under capital leases.......... $  --   $ 0.6
  Reduction of accounts receivable in exchange for notes
   receivable................................................... $  --   $ 1.4

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest...................... $  --   $ 1.1
  Cash paid (received) during the period for income taxes....... $  4.2  $(4.2)

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

 (b) Basis of Presentation

   The information as of March 31, 2001, and for the three month periods ended March 31, 2000 and 2001 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI's annual consolidated financial statements for the fiscal year ended December 31, 2000, filed on Form 10-K with the Securities and Exchange Commission.

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

 (c) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (d) Reclassifications

   Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Recent Events

   On February 9, 2001, the Company executed an amended and restated credit agreement, which increased the aggregate commitment provided by the Company's credit facility from $50 million to $100 million. Pursuant to the amended and restated credit agreement, the credit facility is due in February 2004 and bears interest, at the Company's discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)

plus .5%, plus a margin of 1.25%, the base rate margin, or (ii) at the London Interbank Offering Rate (LIBOR) plus 2.25%, the LIBOR rate margin. Beginning with the third quarter of 2001, the base rate margin and the LIBOR rate margin are to be determined based on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from
 .75% to 1.50% and 1.75% to 2.50%, respectively. The credit facility is secured by substantially all of the Company's assets. The credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios.

   On February 23, 2001, the Company announced that it received notice of contract suspension and termination from Metricom, Inc., with regard to remaining RF engineering and deployment services for Metricom's data network buildout, which would have been provided during the first and second quarter of fiscal 2001. Beyond the second quarter, the Company does not anticipate any material impact related to Metricom's notice of contract suspension and termination.

   On March 2, 2001, the Company's Board of Directors approved a voluntary stock option cancel and regrant program for employees. The program provides employees with the opportunity to cancel all of their existing and outstanding stock options granted to them on or after September 30, 2000 and before March 30, 2001, and some or all of their existing and outstanding stock options granted to them prior to September 30, 2000, in exchange for the right to receive a new option grant for an equal number of shares to be granted at a future date. The new options will be granted no earlier than six months and one day after the cancellation date, March 30, 2001, and the exercise price of the new options is to be based on the trading price of the Company's common stock on the date of the new option grants. The exchange program is designed to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

   On April 20, 2001, our customer Advanced Radio Telecom filed for bankruptcy protection causing the Company to recognize a bad debt expense of $3.5 million and a realized loss on an investment in Advanced Radio Telecom securities of $1.1 million for the first quarter and thereby negatively affecting the Company's profitability.

(3) Net Income (Loss) Per Common Share

   The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income (loss) per share are presented below (in millions):

                                                                         Three
                                                                        Months
                                                                         Ended
                                                                       March 31,
                                                                       ---------
                                                                       2000 2001
                                                                       ---- ----
   Weighted-average shares, basic..................................... 40.5 43.7
   Dilutive effect of stock options...................................  7.4  --
   Dilutive effect of warrants........................................  1.0  --
                                                                       ---- ----
   Weighted-average shares, fully diluted............................. 48.9 43.7
                                                                       ==== ====

   Options to purchase .4 million and 9.8 million shares of common stock for the three months ended March 31, 2000 and 2001, respectively, were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive.

                           WIRELESS FACILITIES, INC.

                                  (Unaudited)


(4) Segment Information

   The Company's operations are organized along service lines and include three reportable industry segments: Design and Deployment, Network Management, and Business Consulting. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenues and operating income (loss) provided by the Company's industry segments for the three months ended March 31, 2000 and 2001 are as follows (in millions):

                                                                  Three Months
                                                                     Ended
                                                                   March 31,
                                                                  ------------
                                                                  2000   2001
                                                                  ----- ------
   Revenues:
     Design and deployment....................................... $40.1 $ 37.9
     Network management..........................................   2.4   13.1
     Business consulting.........................................   0.8    1.7
                                                                  ----- ------
       Total revenues............................................ $43.3 $ 52.7
                                                                  ===== ======
   Operating income (loss):
     Design and deployment....................................... $ 8.0 $(17.9)
     Network management..........................................   0.9   (3.9)
     Business consulting.........................................   0.4   (0.3)
                                                                  ----- ------
       Total operating income (loss)............................. $ 9.3 $(22.1)
                                                                  ===== ======

   Revenues derived by geographic region are as follows (in millions):

                                                                       Three
                                                                      Months
                                                                       Ended
                                                                     March 31,
                                                                    -----------
                                                                    2000  2001
                                                                    ----- -----
   Revenues:
     United States................................................. $31.4 $35.5
     Central and South America.....................................   9.9  10.3
     Europe, Middle East and Africa................................   2.0   6.9
                                                                    ----- -----
       Total Revenues.............................................. $43.3 $52.7
                                                                    ===== =====

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

   The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2000 and other reports and filings made with the Securities and Exchange Commission.

Overview

   Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services to the wireless telecommunications industry. For the three months ended March 31, 2001, our consulting, design and deployment, and network management segments contributed to 3%, 72% and 25% of our revenues, respectively. During 2000, we formed a subsidiary in the United Kingdom, Wireless Facilities International, Ltd. ("WFIL"). WFIL began servicing existing contracts and entering into new contracts in Europe, the Middle East and Africa ("EMEA") in April 2000. During the three months ended March 31, 2001, we performed work in 44 countries. These contracts include services performed for many of the latest wireless technologies, including UMTS (Universal Mobile Telephone Service), broadband wireless applications, and voice and video applications. Revenues from our international operations contributed 33% of our total revenues for the three months ended March 31, 2001.

   Revenues from network planning, design and deployment contracts include fixed price contracts which are recognized using the percentage-of-completion method. Under the percentage-of-completion method of accounting, expenses on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate from period to period. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For business consulting, network planning, design and deployment contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

   Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of overhead, costs of expendable computer software and equipment, and other direct project-related expenses.

   Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not related directly to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. As of March 31, 2001, we had completed the first phase of implementing a new financial management and accounting software program in our domestic operations. Such software is expected to better accommodate our growth. We expect to incur expenses in subsequent periods related to licensing the software package and related personnel costs associated with completing its implementation in our domestic operations and phasing in its implementation in our international operations. We may incur expenses related to a given project in advance of the commencement of the project as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

   Due to the recent downturn in the financial markets in general, and specifically within the telecommunications industry, many of our customers are having trouble raising money in the capital markets to fund the expansion of their businesses, including telecom network deployments and upgrades. The recent volatility of the financial markets and slowdown in the U.S. economy has also intensified the uncertainty experienced by many of our customers, who are finding it increasingly difficult to predict demand for their products and services. As a result, many of our customers are slowing or postponing the deployment of new wireless networks and the development of new technologies and products, which has reduced the demand for our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. For example, during the first quarter of 2001, we announced that we received notice of contract suspension and termination from Metricom, Inc., which would have been provided during the first and second quarter of our fiscal 2001. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts owed to us, we may be required to write-off or convert significant amounts of our accounts receivable. For example, our customer Advanced Radio Telecom filed for bankruptcy protection on April 20, 2001, causing us to recognize a bad debt expense of $3.5 million for the first quarter and thereby negatively affecting our profitability. Also, during the first quarter of fiscal 2001, we converted $1.4 million of our outstanding accounts receivable balance to a note receivable, though this did not affect net income. Also, some of our contracts with our customers include billing milestones, whereby we do not bill for work performed until certain milestones are reached. However, we recognize revenue under the percentage-of-completion method of accounting. If a contract is terminated by a customer or modified before a milestone is reached, we generally will be required to renegotiate the terms of payment for work performed but not yet billed. As a result of the market conditions described above, we have recently begun to experience this with a number of our contracts that contain billing milestones. Due to the circumstances surrounding such cancellations or modifications and the financial condition of the related customers, the amount we ultimately collect from such customers may be, and often is, discounted from the amount we have previously recorded in unbilled accounts receivable and revenue. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decreases in revenues. We have experienced this challenge particularly with respect to managing our employee base, and this has resulted in underutilization of employees due to the sudden reduction in the demand for our services during the first quarter of fiscal 2001. In response to these factors and the lack of visibility and uncertain market conditions, we have taken steps and are continuing to take steps to reduce our level of expenditures. Specifically, we have reduced our headcount by approximately 8.3% since December 31, 2000 and have also implemented a more stringent expenditure approval policy, in an effort to further reduce our costs. We expect to continue to review our internal processes throughout 2001 and make further adjustments as necessary.

Results of Operations

 Comparison of Results for the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 2001

   Revenues. Revenues increased 22% from $43.3 million for the three months ended March 31, 2000 to $52.7 million for the three months ended March 31, 2001. The $9.4 million increase was primarily attributable to the addition of new contracts, including contracts in our business development and network management segments, not included in the three months ended March 31, 2000. Another significant factor for the increase was our expansion into international markets. Revenues from international markets comprised 27% of our total revenues during the three months ended March 31, 2000, compared to 33% of our total revenues during the three month period ended March 31, 2001.

   Cost of Revenues. Cost of revenues increased 55% from $25.3 million for the three months ended March 31, 2000 to $39.1 million for the three months ended March 31, 2001, primarily due to increased staffing in support of new contracts. Gross margin was 42% of revenues for the three months ended March 31, 2000 compared to 26% for the three months ended March 31, 2001. The decrease in gross margin is due primarily to the recent decline in the economy and specifically, in wireless telecommunications infrastructure spending, which resulted in the suspension and termination of the Metricom, Inc. and Advanced Radio Telecom contracts. The sudden and unexpected loss of these customers caused the expected overall margin on the related contracts to decrease and therefore a cumulative entry was recorded to adjust the margin recorded to date to the expected final margin on the contracts. Additionally, gross margins decreased because we were unable to reduce our costs as fast as our revenues declined due to the lengthy process and costs associated with demobilizing our project teams.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 299% from $7.6 million for the three months ended March 31, 2000 to $30.3 million for the three months ended March 31, 2001. As a percentage of revenues, selling, general and administrative expenses increased from 18% for the three months ended March 31, 2000 to 57% for the three months ended March 31, 2001. The increase is due primarily to the recent downturn in the telecommunications industry, which resulted in lower utilization rates and additional bad debt expense.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 391% from $1.1 million for the three months ended March 31, 2000 to $5.4 million for the three months ended March 31, 2001. The increase is primarily due to goodwill and other identifiable intangibles purchased in our acquisitions completed subsequent to March 31, 2000, which contributed to our increase in contracts, revenues and overall operations.

   Other Income (Expense). For the three months ended March 31, 2000, other income was $0.5 million as compared to other expense of $2.2 million for the three months ended March 31, 2001. This net change totaling $2.7 million was primarily attributable to higher interest expense due to increased debt outstanding during the periods under comparison combined with the realized loss on available-for-sale investment securities related to the bankruptcy filing of Advanced Radio Telecom.

   Provision for Income Taxes. Our provisional income tax rate as a percentage of income before taxes increased from 40% for the three months ended March 31, 2000, to 65% for the three months ended March 31, 2001. The increase is primarily attributable to a decrease in earnings combined with an increase in the valuation allowance generated by net losses from some of our foreign operations.

Liquidity and Capital Resources

   Our sources of cash liquidity included cash, cash from operations, amounts available under credit facilities, and other external sources of funds. As of March 31, 2001, we had cash of $17.7 million and $27.0 million outstanding on our $100 million line of credit.

   Cash used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was $21.0 million and $2.8 million for the three months ended March 31, 2000 and 2001, respectively.

   Cash used in investing activities was $3.9 million and $1.7 million for the three months ended March 31, 2000 and 2001, respectively. Investing activities for the three months ended March 31, 2000 consisted primarily of cash paid for the acquisition of the assets from The Walter Group in January 2000 and the acquisition of a network operations center in March of 2000. Investing activities for the three months ended March 31, 2001 consisted primarily of capital expenditures.

   Cash provided by financing activities for the three months ended March 31, 2000 was $15.3 million, which was primarily derived from borrowings under the line of credit. Cash provided by financing activities was $3.9 million for the three months ended March 31, 2001. Financing activities for this period primarily consisted of proceeds from the issuance of common stock and borrowings under our line of credit.

   At March 31, 2001, $27.0 million was outstanding under our line of credit. This credit facility is due in February 2004 and bears interest, at our discretion, at either (i) the greater of the bank prime rate or the Federal Funds Rate plus .5%, plus a margin of 1.25%, the base rate margin, or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin of 2.25%, the LIBOR rate margin. Beginning in the third quarter of 2001, the base rate margin and the LIBOR rate margin is to be determined based on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from .75% to 1.50% and 1.75% to 2.50%, respectively.

   We have no material cash commitments other than obligations under our credit facilities, promissory notes, and operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

Risk Factors That May Affect Results of Operations and Financial Condition

   You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 2000, and other reports and filings made with the Securities and Exchange Commission before investing in our common stock. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment. See the note regarding forward-looking statements included at the beginning of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   Due to these factors, quarterly revenues, expenses and results of operations have recently varied significantly and could continue to vary significantly in the future. You should take these factors into account when evaluating past periods, and, because of the potential variability due to these factors, you should not rely upon results of past periods as an indication of our future performance. In addition, we may from time to time provide estimates of our future performance. Such estimates are inherently uncertain and actual results are likely to deviate, perhaps substantially, from such estimates as a result of the many risks and uncertainties in our business, including those set forth in these risk factors. We undertake no duty to update such estimates if given. In addition, the long-term viability of our business could be negatively impacted if there were a sustained downward trend in our revenues and results of operations. Because our operating results may vary significantly from quarter to quarter based upon the factors described above, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to decline significantly.

   We have recently begun to experience a negative impact to our earnings and stock price as a result of the factors that may cause our quarterly results to fluctuate. We expect that this negative trend may continue for the foreseeable future, and at least through the second quarter of 2001. Due to the recent downturn in the financial markets in general, and specifically the slowdown in wireless telecommunications infrastructure spending, some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. In addition, unfavorable economic conditions are causing some of our customers to take longer to pay us for services we perform, increasing the average number of days that our sales are outstanding. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts due to us, we may be required to write-off or convert significant amounts of our accounts receivable, as we did during the first quarter of 2001 with respect to the recognition of a $3.5 million bad debt expense resulting from Advanced Radio Telecom's filing for bankruptcy protection and the conversion of $1.4 million of our outstanding accounts receivable to a note receivable. Also, if a contract that is structured with billing milestones is terminated by a customer or modified before a milestone is reached, we generally will be required to renegotiate the terms of payment for work performed but not yet billed. Due to circumstances surrounding such cancellations or modifications and the financial condition of the related customers, the amount we ultimately collect from such customers may be, and often is, discounted from the amount we have previously recorded in unbilled accounts receivable and revenue. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decrease in revenues. If we restructure our business in an effort to minimize our expenses, we may incur associated charges. As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and any predictions we make are subject to significant change and are very uncertain.

 Our success is dependent on the continued growth in the deployment of wireless networks; and to the extent that such growth cannot be sustained our business may be harmed.

   The wireless telecom industry has historically experienced a dramatic rate of growth both in the United States and internationally. Recently, however, many telecom carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth and the adoption of new wireless technologies, and a general economic slowdown in the United States. It is difficult to predict whether these changes will result in a sustained downturn in the telecom industry. If the rate of growth continues to slow and carriers continue to reduce their capital investments in wireless infrastructure or fail to expand into new geographies, our business will be significantly harmed.

   The uncertainty associated with rapidly changing telecommunications technologies may also continue to negatively impact the rate of deployment of wireless networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and acceptance of rapidly changing enhanced telecommunication capabilities. If telecommunications service providers continue to perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may continue to slow their development of next generation technologies. Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

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

   We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. We anticipate that our key customers will change in the future as current projects are completed and new projects begin. The services required by any one customer can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. None of our customers is obligated to purchase additional services and most of our customer contracts can be terminated without cause or penalty by the customer on notice to us of 90 days or less. As a result of these factors, the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use our services in a subsequent period. Accordingly, we cannot be certain that present or future customers will not terminate their network service arrangements with us or significantly reduce or delay their contracts. For example, during the first quarter of 2001, we announced that we received notice of contract suspension and termination from Metricom, Inc., which would have been provided during the first and second quarter of our fiscal 2001. Even though we do not expect any material impact related to Metricom's notice of contract suspension and cancellation beyond the second quarter, any other termination, change, reduction or delay in our projects could seriously harm our business.

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

   To the extent we continue to grow, our future success will depend on our ability to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers, and project managers and we may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services in the future. In addition, as of March 31, 2001, 21% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued interim final regulations that place greater requirements on H-1B dependent companies, such as ours, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, immigration policies are subject to rapid change and any significant changes in immigration law or regulations may further restrict our ability to continue to employ or to hire new workers on H-1B visas and could harm our business.

 A significant percentage of our revenue is accounted for on a percentage-of-completion basis which could cause our quarterly results to fluctuate.

   A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-completion basis. The portion of our revenue from fixed price contracts accounted for approximately 42% of our revenues for the quarter ended March 31, 2001. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. For example, in 1999 we revised the estimated costs to complete two large contracts which resulted in a reduction of gross margins of 9.9% in the first quarter of 1999 and 6.9% in the second quarter of 1999. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our business and financial results.

   Similarly, the cancellation or modification of a contract which is accounted for on a percentage-of-completion basis may adversely affect our gross margins for the period during which the contract is modified or cancelled. Under certain circumstances, a cancellation or modification of a fixed-price contract could also result in us being required to reverse revenue that was recognized in a prior period, which could significantly reduce the amount of revenues recognized for the period in which the adjustment is made. For example, if we have a three year fixed price contract where the contract fee is $1 million and the initial estimated costs associated with the contract are $550,000, and if, during the first year we incur $220,000 in costs related to the contract and correspondingly estimate that the contract is 40% complete, then under the percentage-of-completion accounting method we would recognize 40%, or $400,000 in revenue during the first year of the contract. If, during the second year of the contract the project is terminated with 35% of the services deemed provided to the client, then the total revenue for the project would be adjusted downward to $350,000, and the revenue recognizable during the second year would be the total revenue earned to date, the $350,000 less the revenue previously recognized or $400,000, resulting in a reversal of $50,000 of revenue previously recognized. In the first quarter of 2001, we experienced gross margin adjustments related to the suspension and termination of the Metricom, Inc. and Advanced Radio Telecom contracts. To the extent we experience adjustments such as those described above, our revenues and profit margins will be adversely affected.

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

   We have generated revenues for only six years and, thus, we have only a short history from which to predict future revenues. This limited operating experience, together with the dynamic market environment in which we operate, including fluctuating demand for our services, reduces our ability to accurately forecast our quarterly and annual revenues. Further, we plan our operating expenses based primarily on these revenue projections. Because most of our expenses are incurred in advance of anticipated revenues, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenues. For further financial information relating to our business, see "Management's Discussion and Analysis of Financial Condition and Operating Results."

 Our operating results may suffer because of competition in the wireless services industry.

   The network services market is highly competitive and fragmented and is served by numerous companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than us. We do not know of any competitors that are dominant in our industry. For a further description of our competition, see "Business-- Competition" in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

   Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. See "Management-- Directors, Executive Officers and Key Employees", incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2000, for a listing of such executive officers. Our future performance will be substantially dependent on our ability to retain and motivate them.

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

   From January 1, 2000 through March 31, 2001, we were engaged on projects in 54 countries, and we currently have operations overseas, including offices in Mexico, the United Kingdom, India, Brazil and Sweden. For the quarter ended March 31, 2001, international operations accounted for approximately 33% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. We intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely affect our operating margins and earnings. In order to expand our international operations, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business would be harmed.

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

 As of March 31, 2001, executive officers and directors and their affiliates controlled 55% of our outstanding common stock and as a result are able to exercise control over all matters requiring stockholder approval.

   As of March 31, 2001, executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 55% of our outstanding common stock. In particular, as of March 31, 2001, our Chairman, Massih Tayebi, and our Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 39% of the outstanding common stock. In addition, other members of the Tayebi family owned, as of March 31, 2001, in the aggregate, approximately 11% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us. These transactions may include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares over their current prices. For further information regarding our stock ownership, see "Security Ownership of Certain Beneficial Owners and Management" incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2000.

 Our stock price may be particularly volatile because of the industry of our business.

   The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and telecom companies have been extremely volatile, and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the price of our common stock. For further information regarding recent stock trends, see "Market for Registrant's Common Equity and Related Stockholder Matters" in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to foreign currency risks due to both transactions and translations between a functional and reporting currency in our Mexican, Brazilian and United Kingdom subsidiaries. We currently do not hedge any of these risks in our foreign subsidiaries because (1) cash flows from foreign operations in Mexico are generally reinvested locally in Mexico, (2) foreign operations in Brazil are minimal, (3) the British pound sterling is relatively stable against the U.S. dollar, and (4) we do not believe that to do so is justified by the current exposure and the cost at this time. We are exposed to the impact of foreign currency fluctuations due to the operations of and intercompany transactions with our consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. The following table sets forth amounts owed to our U.S. operations from our Mexican, Brazilian, and United Kingdom subsidiaries at March 31, 2000 and 2001 (denominated in U.S. dollars, in millions):

                                                                       2000 2001
                                                                       ---- ----
     Mexico........................................................... $5.2 $7.7
     Brazil........................................................... $1.2 $1.3
     United Kingdom................................................... $0.1 $5.3

The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the intercompany balances at March 31, 2000 and 2001 are as follows (in millions):

                                                                       2000 2001
                                                                       ---- ----
     Mexico........................................................... $0.5 $0.8
     Brazil........................................................... $0.1 $0.1
     United Kingdom................................................... $ -- $0.5

In addition, we estimate that a 10% change in foreign exchange rates would impact reported operating profit (loss) for the three months ended March 31, 2000 and 2001 by approximately $0.3 million and $0.3 million, respectively. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period.

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

   As of March 31, 2001, $27.0 million was outstanding under our $100 million line of credit with a group of financial institutions. The credit facility is due in February 2004 and bears interest, at our discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus .5%, plus a margin of 1.25%, the base rate margin, or (ii) at the London Interbank Offering Rate (LIBOR) plus 2.25%, the LIBOR rate margin. Beginning in the third quarter of 2001, the base rate margin and the LIBOR rate margin will be determined based on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from .75% to 1.50% and 1.75% to 2.50%, respectively. The credit facility is secured by substantially all of our assets. The credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. We do not utilize any derivative financial instruments to hedge the interest rate fluctuation as our balances under the credit facility are borrowed over the short term and we currently retain the ability to pay down amounts borrowed through our operational funds. A hypothetical 10% adverse change in the weighted average interest rate for the three months ended March 31, 2001 would have increased net loss for the period by approximately $0.1 million.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

   From time to time, we may also become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters may arise from time to time that may harm our business.

Item 2. Changes in Securities

 Recent Sales of Unregistered Securities

   During the three months ended March 31, 2001, we issued unregistered securities in the following transactions:

   On March 30, 2001, we issued an aggregate of 899,994 shares of common stock to two members of our board of directors. The shares were issued pursuant to Warrant Agreements, dated February 28, 1997 and February 1, 1998, between WFI and each of the two members of the board of directors. The exercise prices of $.93 and $1.58 were paid in exchange for 99,996 shares and 799,998 shares of our common stock, respectively. The issuance of the securities in connection with these warrant exercises was deemed to be exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) and/or Regulation D promulgated thereunder. The recipients represented their intentions to acquire the securities for investment purposes only and not with a view to the distribution thereof. Each of the recipients received adequate information about the Company and the Company reasonably believed that each of the recipients was an "Accredited Investor", as such term is defined in the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K:

   (a). Exhibits:

     None.

   (b). Reports on Form 8-K:

     None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WIRELESS FACILITIES, INC.

                                                   /s/ Massih Tayebi
                                          By: _________________________________
                                                       Massih Tayebi
                                                          Chairman

                                                   /s/ Terry Ashwill
                                          By: _________________________________
                                                       Terry Ashwill
                                                Executive Vice President and
                                                  Chief Financial Officer
Date: May 15, 2001