Form 10-Q
period 2001-06-30
WIRELESS FACILITIES INC
filed 2001-08-10
CIK 1069258

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                        Commission file number 0-27231

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 2, 2001 there were 45,198,077 shares of the Registrant's $0.001 par value Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           WIRELESS FACILITIES, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001
                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
                          PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements...........................................     3

         Consolidated Balance Sheets as of December 31, 2000 and June
          30, 2001 (unaudited)..........................................     3

         Consolidated Statements of Operations for the Three and Six
          Months Ended June 30, 2000 and 2001 (unaudited)...............     4

         Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2000 and 2001 (unaudited)............................     5

         Notes to Consolidated Financial Statements (unaudited).........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    24

                            PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    25

 Item 2. Changes in Securities and Use of Proceeds......................    25

 Item 4. Submission of Matters to a Vote of Security Holders............    25

 Item 6. Exhibits and Reports on Form 8-K...............................    26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           WIRELESS FACILITIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except par value)

                                                       December 31,  June 30,
                                                           2000        2001
                                                       ------------ -----------
                                                                    (unaudited)
                        ASSETS

Current assets:
  Cash and cash equivalents...........................    $ 18.5      $  8.2
  Accounts receivable, net............................     119.1        83.0
  Contract management receivables.....................      20.8        17.3
  Income taxes receivable.............................      12.7        13.9
  Net deferred income tax assets......................       --          8.2
  Other current assets................................      14.3        22.0
                                                          ------      ------
    Total current assets..............................     185.4       152.6
Property and equipment, net...........................      20.0        20.7
Goodwill, net.........................................      64.7        61.8
Other intangibles, net................................      17.1        10.4
Investments in unconsolidated affiliates..............       9.2         8.6
Other assets..........................................       0.7         1.4
                                                          ------      ------
    Total assets......................................    $297.1      $255.5
                                                          ======      ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................    $ 15.1      $ 23.0
  Accrued expenses....................................      17.6         7.9
  Contract management payables........................       9.2         7.4
  Billings in excess of costs and profits.............       0.9         1.6
  Line of credit payable..............................      24.9        23.0
  Notes payable--current portion......................       1.7         0.2
  Capital lease obligation--current portion...........       3.5         4.2
  Net deferred income tax liabilities.................       8.8         --
                                                          ------      ------
    Total current liabilities.........................      81.7        67.3
Notes payable--net of current portion.................       0.6         0.5
Capital lease obligation--net of current portion......       7.0         6.2
Common stock to be issued.............................       8.6        10.5
Other liabilities.....................................       0.5         4.0
                                                          ------      ------
    Total liabilities.................................      98.4        88.5
                                                          ------      ------
Minority interest in subsidiary.......................       0.1         0.1
                                                          ------      ------
Stockholders' equity:
  Common stock, $0.001 par value, 195.0 shares
   authorized; 43.3 and 45.2 shares issued and
   outstanding at December 31, 2000 and June 30, 2001
   (unaudited), respectively..........................       --          --
  Additional paid-in capital..........................     156.9       170.5
  Retained earnings (accumulated deficit).............      43.0        (3.8)
  Accumulated other comprehensive (loss) income.......      (1.3)        0.2
                                                          ------      ------
    Total stockholders' equity........................     198.6       166.9
                                                          ------      ------
    Total liabilities and stockholders' equity........    $297.1      $255.5
                                                          ======      ======

     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in millions, except per share amounts)

                                        Three months ended   Six months ended
                                             June 30,            June 30,
                                        -------------------  ------------------
                                          2000      2001       2000      2001
                                        --------- ---------  --------  --------
Revenues..............................  $   59.4  $    54.7  $  102.8  $  107.4
Cost of revenues......................      33.0       32.5      58.4      71.6
                                        --------  ---------  --------  --------
    Gross profit......................      26.4       22.2      44.4      35.8
Selling, general and administrative
 expenses.............................      11.7       40.3      19.3      70.6
Depreciation and amortization.........       1.9        5.5       3.0      10.9
Asset impairment charges..............       --        12.9       --       12.9
                                        --------  ---------  --------  --------
    Operating income (loss)...........      12.8      (36.5)     22.1     (58.6)
                                        --------  ---------  --------  --------
Other income (expense):
  Interest income.....................       0.6        0.2       1.5       0.4
  Interest expense....................      (0.5)      (1.0)     (0.7)     (2.1)
  Foreign currency gain (loss)........       0.3       (1.8)      0.1      (2.1)
  Other...............................       0.1        0.2       0.1      (0.8)
                                        --------  ---------  --------  --------
    Net other income (expense)........       0.5       (2.4)      1.0      (4.6)
                                        --------  ---------  --------  --------
    Income (loss) before income taxes
     and minority interest in income
     of subsidiary....................      13.3      (38.9)     23.1     (63.2)
Provision (benefit) for income taxes..       5.3       (0.6)      9.2     (16.4)
Minority interest in income of
 subsidiary...........................       0.1        --        0.2       --
                                        --------  ---------  --------  --------
    Net income (loss).................  $    7.9  $   (38.3) $   13.7  $  (46.8)
                                        ========  =========  ========  ========
Net income (loss) per common share:
  Basic...............................  $   0.19  $   (0.87) $   0.34  $  (1.05)
  Diluted.............................  $   0.16  $   (0.87) $   0.28  $  (1.05)
Weighted average common shares
 outstanding:
  Basic...............................      41.3       44.1      40.9      44.7
  Diluted.............................      50.1       44.1      49.5      44.7

     See accompanying notes to unaudited consolidated financial statements.

                           WIRELESS FACILITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                             Six months ended
                                                                 June 30,
                                                             ------------------
                                                               2000      2001
                                                             --------  --------
Net cash used in operating activities....................... $  (17.8) $   (7.3)
                                                             --------  --------
Investing activities:
  Capital expenditures......................................     (1.0)     (2.7)
  Cash paid for acquisitions, net of cash acquired..........    (18.1)      --
  Cash paid for investments.................................     (4.0)      --
  Proceeds from sales of investments........................     26.0       --
                                                             --------  --------
    Net cash provided by (used in) investing activities.....      2.9      (2.7)
                                                             --------  --------
Financing activities:
  Proceeds from issuance of common stock....................      5.0       4.9
  Repayment of notes payable................................     (0.3)     (1.6)
  Net borrowing (repayment) under line of credit............     13.6      (1.9)
  Repayment of capital lease obligation.....................     (0.3)     (2.9)
                                                             --------  --------
    Net cash provided by (used in) financing activities.....     18.0      (1.5)
                                                             --------  --------
Effect of exchange rate on cash and cash equivalents........     (0.3)      1.2
                                                             --------  --------
Net increase (decrease) in cash and cash equivalents........      2.8     (10.3)
Cash and cash equivalents at beginning of period............     34.3      18.5
                                                             --------  --------
Cash and cash equivalents at end of period.................. $   37.1  $    8.2
                                                             ========  ========
Supplemental disclosures of noncash transactions:
  Fair value of assets acquired in acquisitions............. $   57.2  $    --
  Issuance of common stock for acquisitions.................    (26.5)      --
  Cash paid for acquisitions................................    (22.1)      --
                                                             --------  --------
  Liabilities assumed in acquisitions....................... $    8.6  $    --
                                                             ========  ========
  Common stock issued for earn out provision in
   acquisition.............................................. $    --   $    8.7
  Common stock issued under a cashless exercise of
   warrants................................................. $    0.2  $    --
  Note receivable issued for sale of equipment.............. $    --   $    1.0
  Property and equipment acquired under capital leases...... $    3.7  $    2.8
  Reduction of accounts receivable in exchange for notes
   receivable............................................... $    --   $    1.4
  Reduction of note payable in lieu of consideration for
   exercise of warrants..................................... $    0.5  $    --
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.................. $    0.4  $    2.1
  Net cash paid (received) during the period for income
   taxes.................................................... $    6.7  $   (4.2)

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

 (b) Basis of Presentation

   The information as of June 30, 2001, and for the three and six month periods ended June 30, 2000 and 2001 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI's annual consolidated financial statements for the fiscal year ended December 31, 2000, filed on Form 10-K with the Securities and Exchange Commission.

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

 (e) New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business
Combinations", and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS 141 supersedes APB Opinion No. 16, "Business

                           WIRELESS FACILITIES, INC.

Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchases Enterprises" and eliminates pooling-of-interests accounting prospectively. SFAS No. 141 is required to be adopted for all business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The Company will adopt SFAS No. 141 immediately with regard to business combinations initiated after June 30, 2001 and SFAS No. 142 on January 1, 2002, upon which time the Company will cease amortizing goodwill and separately identifiable intangibles in accordance with the guidelines set forth in the standard. As of the date of adoption, the Company expects remaining unamortized goodwill and unamortized other intangible assets to be approximately $56.9 million and $8.3 million, respectively, all of which will be subject to the transition guidelines of SFAS No. 142. The Company is currently evaluating the impact these standards will have on its results of operations and financial position.

(2) Asset Impairment Charges

   As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets and intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recent slowdown in the economy, current economic conditions and visible trends in the telecommunications industry, triggered an impairment evaluation by the Company of its goodwill and other intangible assets. Based on the Company's analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed. Accordingly, the Company recorded a $12.9 million impairment charge in the second quarter of 2001 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Assets determined to be impaired include goodwill and contract and workforce intangibles approximating $8.2 million in the Company's design and deployment segment and $4.7 million in its network management segment. The Company does not believe these write-downs will impair or affect the Company's ongoing operations.

(3) Earn-out on Davis Bay, LLC Acquisition

   In June of 2000, the Company acquired the assets of Davis Bay, LLC, a Washington State limited liability company, for $3.0 million in cash and stock. Of the total purchase price, $2.4 million was paid through the issuance of approximately 49,000 shares of the Company's common stock. Included in the asset purchase agreement is an earn-out provision whereby the Company agrees to pay Davis Bay's selling shareholders additional consideration contingent on certain quarterly earnings results from existing and potential future contracts secured by Davis Bay for the Company. These earn-out payments are capped at $20.0 million. During the six months ended June 30, 2001, $10.5 million in additional goodwill was recorded under the earn-out provision, bringing the total earn-out up to the $20.0 million allowed under the contract. Additionally, the estimated liability of common stock to be issued related to the earn-out agreement is $10.5 million as of June 30, 2001.

(4) Recent Event with Significant Customer

   As a result of Metricom, Inc.'s filing for bankruptcy protection on July 2, 2001, the Company recorded an allowance for the entire receivable balance of $13.9 million due from Metricom, Inc., in the quarter ended

                           WIRELESS FACILITIES, INC.

June 30, 2001. The Company announced in February 2001 that Metricom, which abandoned plans for a national rollout of its "Ricochet" wireless modem service, had suspended its contract with the Company for engineering services.

(5) Net Income (Loss) Per Common Share

   The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income (loss) per share are presented below (in millions):

                                          Three months ended  Six months ended
                                               June 30,           June 30,
                                          ------------------- -----------------
                                            2000      2001      2000     2001
                                          --------- --------- -------- --------
Weighted-average shares, basic...........      41.3      44.1     40.9     44.7
Dilutive effect of stock options.........       7.8       --       7.6      --
Dilutive effect of warrants..............       1.0       --       1.0      --
                                          --------- --------- -------- --------
Weighted-average shares, diluted.........      50.1      44.1     49.5     44.7
                                          ========= ========= ======== ========

   Options to purchase .6 million and 5.7 million shares of common stock for the three months ended June 30, 2000 and 2001, respectively, were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive. Options to purchase .3 million and 6.2 million shares of common stock for the six months ended June 30, 2000 and 2001, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive.

(6) Segment Information

   The Company's operations are organized along service lines and include three reportable industry segments: Design and Deployment, Network Management, and Business Consulting. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenues and operating income (loss) provided by the Company's industry segments for the three and six months ended June 30, 2000 and 2001 are as follows (in millions):

                                          Three months ended  Six months ended
                                               June 30,           June 30,
                                          ------------------  -----------------
                                            2000     2001       2000     2001
                                          ------------------  -------- --------
Revenues:
  Design and deployment.................. $   51.7 $    43.5  $   91.8 $   81.4
  Network management.....................      5.5       9.0       7.9     22.1
  Business consulting....................      2.2       2.2       3.1      3.9
                                          -------- ---------  -------- --------
    Total revenues....................... $   59.4 $    54.7  $  102.8 $  107.4
                                          ======== =========  ======== ========
Operating income (loss):
  Design and deployment.................. $   10.2 $   (27.7) $   18.2 $  (45.6)
  Network management.....................      1.6      (7.6)      2.5    (11.5)
  Business consulting....................      1.0      (1.2)      1.4     (1.5)
                                          -------- ---------  -------- --------
    Total operating income (loss)........ $   12.8 $   (36.5) $   22.1 $  (58.6)
                                          ======== =========  ======== ========

                           WIRELESS FACILITIES, INC.

   Revenues derived by geographic region are as follows (in millions):

                                           Three months ended  Six months ended
                                                June 30,           June 30,
                                           ------------------- -----------------
                                             2000      2001      2000     2001
                                           --------- --------- -------- --------
Revenues:
  U.S.....................................     $44.6     $35.9   $ 76.1   $ 71.4
  Central and South America...............      11.5      11.0     19.7     21.3
  Europe, Middle East and Africa..........       3.3       7.8      7.0     14.7
                                           --------- --------- -------- --------
    Total revenues........................     $59.4     $54.7   $102.8   $107.4
                                           ========= ========= ======== ========

(7) Subsequent Event

   On July 19, 2001, the Company executed an amendment to its credit facility which, among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount from the first and second quarters of the Company's fiscal 2001 financial results.

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

   The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation to the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risk Factors," and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2000 and other reports and filings made with the Securities and Exchange Commission.

Overview

   Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services to the wireless telecommunications industry. For the six months ended June 30, 2001, our consulting, design and deployment, and network management segments contributed to 4%, 76% and 20% of our revenues, respectively. During 2000, we formed a subsidiary in the United Kingdom, Wireless Facilities International, Ltd. ("WFIL"). WFIL began servicing existing contracts and entering into new contracts in Europe, the Middle East and Africa ("EMEA") in April 2000. These contracts include services performed for many of the latest wireless technologies, including UMTS (Universal Mobile Telephone Service) broadband wireless applications, and voice and video applications. Revenues from our international operations contributed 34% of our total revenues for the six months ended June 30, 2001.

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

   Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not related directly to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. As of December 31, 2000, we had completed the first phase of implementing a new financial management and accounting software program in our domestic operations, and as of June 30, 2001, we had completed the same software program implementation in Mexico and had started the initial phases in the United Kingdom. Such software is expected to better accommodate our growth. We expect to incur expenses in subsequent periods related to licensing the software package and related personnel costs associated with completing its implementation in our domestic and international operations. We may incur expenses related to a given project in advance of the commencement of the project as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

   Due to the recent downturn in the financial markets in general, and specifically within the telecommunications industry, many of our customers are having trouble raising money in the capital markets to fund the expansion of their businesses, including telecom network deployments and upgrades. The current volatility of the financial markets and slowdown in the U.S. economy has also intensified the uncertainty experienced by many of our customers, who are finding it increasingly difficult to predict demand for their products and services. As a result, many of our customers have and continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which has reduced the demand for our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. For example, during the first quarter of 2001, we announced that we received notice of contract suspension and termination from Metricom, Inc. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts owed to us, we may be required to write-off or convert significant amounts of our accounts receivable. For example, two of our customers, Metricom, Inc. and Advanced Radio Telecom filed for bankruptcy protection this year, causing us to recognize bad debt expense of $3.5 million for Advanced Radio Telecom and $13.9 million for Metricom, Inc. in the first and second quarters of fiscal 2001, respectively, which thereby negatively affected our profitability. Also, some of our contracts with our customers include billing milestones, whereby we do not bill for work performed until certain milestones are reached. However, we recognize revenue under the percentage-of-completion method of accounting. If a contract is terminated by a customer or modified before a milestone is reached, we generally will be required to renegotiate the terms of payment for work performed but not yet billed. As a result of the market conditions described above, we began to experience this in the first half of fiscal 2001 with a number of our contracts that contain billing milestones. Due to the circumstances surrounding such cancellations or modifications and the financial condition of the related customers, the amount we ultimately collect from such customers may be, and often is, discounted from the amount we have previously recorded in unbilled accounts receivable and revenue. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decreases in revenues. We have experienced this challenge particularly with respect to managing our employee base, and this has resulted in underutilization of employees due to the sudden reduction in the demand for our services during the first and second quarters of fiscal 2001. In response to these factors and the lack of visibility and uncertain market conditions, we have taken steps and are continuing to take steps to reduce our level of expenditures. Specifically, we have reduced our headcount by approximately 12.8% since December 31, 2000. We have also implemented a more stringent expenditure approval policy, in an effort to further reduce our costs. Additionally, we expect to continue to review our internal processes throughout 2001 and make further adjustments as necessary.

Results of Operations

   Comparison of Results for the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 2001

   Revenues. Revenues decreased 8% from $59.4 million for the three months ended June 30, 2000 to $54.7 million for the three months ended June 30, 2001. The $4.7 million decrease was primarily attributable to the termination of certain contracts partially offset by an increase resulting from our expansion into international markets. Revenues from international markets comprised 25% of our total revenues during the three months ended June 30, 2000, compared to 34% of our total revenues during the three month period ended June 30, 2001.

   Cost of Revenues. Cost of revenues decreased 2% from $33 million for the three months ended June 30, 2000 to $32.5 million for the three months ended June 30, 2001, primarily due to a corresponding reduction in contracts. Gross profit was 44% of revenues for the three months ended June 30, 2000 compared to 41% for the three months ended June 30, 2001. The decrease in gross profit is due primarily to the effects of the recent decline in the economy and specifically, in wireless telecommunications infrastructure spending, which resulted in the suspension and termination of the Metricom, Inc. contract. The sudden and unexpected loss of this customer caused the expected overall margin on the related contract to decrease due to costs incurred to demobilize staff as well as work performed on milestones that could not be completed and billed. Additionally, we have experienced pressure associated with industry price competition.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 244% from $11.7 million for the three months ended June 30, 2000 to $40.3 million for the three months ended June 30, 2001. As a percentage of revenues, selling, general and administrative expenses increased from 20% for the three months ended June 30, 2000 to 74% for the three months ended June 30, 2001. The increase was due primarily to higher staffing levels and related costs to accommodate our growth, combined with the recent downturn in the telecommunications industry, which resulted in lower utilization rates, bad debt expense of $17.2 million which included a $13.9 million allowance for the entire receivable due from Metricom, Inc., and certain unusual charges recorded in the second quarter of fiscal 2001. These unusual charges included accruals for estimated contractor liability in our Mexico subsidiary of $2.2 million and the estimated loss on our unused office space of $1.4 million.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 189% from $1.9 million for the three months ended June 30, 2000 to $5.5 million for the three months ended June 30, 2001. The increase is primarily due to amortization of goodwill and other identifiable intangibles resulting from our acquisitions completed subsequent to June 30, 2000.

   Asset Impairment Charges. For the second quarter of fiscal 2001, asset impairment charges were $12.9 million, compared to no charge for the second quarter of fiscal 2000. The recent slowdown in the economy, current economic conditions and visible trends in the telecommunications industry, triggered an impairment evaluation by the Company of its goodwill and other intangible assets. Based on the Company's analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed. Accordingly, the Company recorded a $12.9 million impairment charge in the second quarter of 2001 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Assets determined to be impaired include goodwill and contract and workforce intangibles approximating $8.2 million in the Company's design and deployment segment and $4.7 million in its network management segment. The Company does not believe these write-downs will impair or affect the Company's ongoing operations.

   Net Other Income (Expense). For the three months ended June 30, 2000, net other income was $0.5 million as compared to net other expense of $2.4 million for the three months ended June 30, 2001. This $2.9 million increase in expense was primarily attributable to higher interest expense resulting from increased debt outstanding during the periods under comparison and higher foreign currency transaction losses due to higher international operations activity combined with foreign currency fluctuations.

   Provision for Income Taxes. Our effective income tax rate decreased from 40% for the three months ended June 30, 2000, to 1.5% for the three months ended June 30, 2001. The decrease was primarily attributable to a change in projected earnings combined with an increase in the valuation allowance on the losses from certain foreign operations. The net income tax benefit recognized in the second quarter of fiscal 2001 included an adjustment to reflect the change in the expected annual effective tax rate to 26% from the 65% rate estimated in the first quarter of fiscal 2001. The difference in the tax rate was primarily due to the effect of certain asset impairment and bad debt charges recorded in the second quarter of fiscal 2001.

   Comparison of Results for the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 2001

   Revenues. Revenues increased 4% from $102.8 million for the six months ended June 30, 2000 to $107.4 million for the six months ended June 30, 2001. The $4.6 million increase was primarily attributable to our expansion into international markets. Revenues from international markets comprised 26% of our total revenues during the six months ended June 30, 2000, compared to 34% of our total revenues during the six month period ended June 30, 2001.

   Cost of Revenues. Cost of revenues increased 23% from $58.4 million for the six months ended June 30, 2000 to $71.6 million for the six months ended June 30, 2001, primarily due to higher staffing in support of contracts. Gross profit was 43% of revenues for the six months ended June 30, 2000, compared to 33% for the six months ended June 30, 2001. The decline in gross profit is primarily attributable to the recent decline in the economy and specifically, in wireless telecommunications infrastructure spending which resulted in the suspension and termination of our contracts with Metricom, Inc. and Advanced Radio Telecom. The sudden and unexpected loss of these customers caused the expected overall margin on the related contracts to decrease and therefore a cumulative entry was recorded in the first half of fiscal 2001 to adjust the margin recorded to date to the expected final margin on the contracts. Gross profit also decreased due to costs incurred to demobilize staff as well as work performed on milestones that could not be completed and billed. Additionally, we have begun to experience pressure associated with industry price competition.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 266% from $19.3 million for the six months ended June 30, 2000 to $70.6 million for the six months ended June 30, 2001. As a percentage of revenues, selling, general and administrative expenses increased from 19% for the six months ended June 30, 2000 to 66% for the six months ended June 30, 2001. The increase is due primarily to higher staffing levels and related costs to accommodate our growth, combined with the recent downturn in the telecommunications industry, which resulted in lower utilization rates. Additionally, bad debt expense of $21.2 million which included allowances for receivables due from Metricom, Inc. of $13.9 million and Advanced Radio Telecom of $3.5 million, and certain unusual charges were recorded during the six months ended June 30, 2001. These unusual charges included accruals for estimated contractor liability in our Mexico subsidiary of $2.2 million and the estimated loss on unused office space of $1.4 million.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 263% from $3.0 million for the six months ended June 30, 2000 to $10.9 million for the six months ended June 30, 2001. The increase is primarily due to the amortization of goodwill and other identifiable intangibles resulting from our acquisitions completed subsequent to June 30, 2000.

   Asset Impairment Charges. For the six months ended June 30, 2001, asset impairment charges were $12.9 million, compared to no charge for the six months ended June 30, 2000. The recent slowdown in the economy, current economic conditions and visible trends in the telecommunications industry, triggered an impairment evaluation by the Company of its goodwill and other intangible assets. Based on the Company's analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed. Accordingly, the Company recorded a $12.9 million impairment charge in the second quarter of 2001 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Assets determined to be impaired include goodwill and contract and workforce intangibles approximating $8.2 million in the Company's design and deployment segment and $4.7 million in its network management segment. The Company does not believe these write-downs will impair or affect the Company's ongoing operations.

   Net Other Income (Expense). For the six months ended June 30, 2000, net other income was $1.0 million compared to net other expense of $4.6 million for the six months ended June 30, 2001. This increase in expense of $5.6 million was primarily attributable to higher interest expense resulting from increased debt outstanding during the periods under comparison, higher foreign currency transaction losses due to higher international activity combined with foreign currency fluctuations during the six months ended June 30, 2001, and the realized loss on available-for-sale investment securities related to the bankruptcy filing of Advanced Radio Telecom which was recorded in the first quarter of fiscal 2001.

   Provision for Income Taxes. Our effective income tax rate decreased from 40% for the six months ended June 30, 2000, to 26% for the six months ended June 30, 2001. The decrease was primarily attributable to a change in projected earnings which included the effect of certain asset impairment and bad debt charges recorded through the six months ended June 30, 2001, combined with an increase in the valuation allowance on the losses from certain foreign operations.

Earn-out on Davis Bay, LLC Acquisition

   In June of 2000, the Company acquired the assets of Davis Bay, LLC, a Washington State limited liability company, for $3.0 million in cash and stock. Of the total purchase price, $2.4 million was paid through the issuance of approximately 49,000 shares of the Company's common stock. Included in the asset purchase agreement is an earn-out provision whereby the Company agrees to pay Davis Bay's selling shareholders additional consideration contingent on certain quarterly earnings results from existing and potential future contracts secured by Davis Bay for the Company. These earn-out payments are capped at $20.0 million. During the six months ended June 30, 2001, $10.5 million in additional goodwill was recorded under the earn-out provision, bringing the total earn-out up to the $20.0 million allowed under the contract. Additionally, the estimated liability of common stock to be issued related to the earn-out agreement is $10.5 million as of June 30, 2001.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchases Enterprises" and eliminates pooling-of-interests accounting prospectively. SFAS No. 141 is required to be adopted for all business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The Company will adopt SFAS No. 141 immediately with regard to business combinations initiated after July 1, 2001 and SFAS No. 142 on January 1, 2002, upon which time the Company will cease amortizing goodwill and separately identifiable intangibles in accordance with the guidelines set forth in the standard. As of the date of adoption, the Company expects remaining unamortized goodwill and unamortized other intangible assets to be approximately $56.9 million and $8.3 million, respectively, all of which will be subject to the transition guidelines of SFAS No. 142. The Company is currently evaluating the impact these standards will have on its results of operations and financial position.

Liquidity and Capital Resources

   Our sources of cash liquidity included cash, cash from operations, amounts available under credit facilities, and other external sources of funds. As of June 30, 2001, we had cash of $8.2 million and $23.0 million outstanding on our line of credit with a group of financial institutions.

   Cash used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was $17.8 million and $7.3 million for the six months ended June 30, 2000 and 2001, respectively.

   Cash provided by investing activities was $2.9 million for the six months ended June 30, 2000. Cash used in investing activities was $2.7 million for the six months ended June 30, 2001. Investing activities for the six months ended June 30, 2000 consisted primarily of proceeds totaling $26 million received from sales of investments, partially offset by cash paid of approximately $18.1 million for the acquisition of the assets from The Walter Group, Inc., Comcor Advisory Services, Davis Bay and a network operations center, and $4.0 million for an equity investment in Diverse Networks, Inc. Investing activities for the six months ended June 30, 2001 consisted primarily of capital expenditures.

   Cash provided by financing activities for the six months ended June 30, 2000 was $18.0 million, which was primarily derived from net borrowings under the line of credit of $13.6 million and sales of common stock issued through our stock option and employee stock purchase plans of $5.0 million. Cash used in financing activities was $1.5 million for the six months ended June 30, 2001 and consisted primarily of repayment of borrowings under our line of credit, notes payable and capital lease obligations partially offset by proceeds from the issuance of common stock.

   At June 30, 2001, $23.0 million was outstanding under our line of credit with a group of financial institutions. This credit facility is due on February 2004 and bears interest, at our discretion, at either (i) the greater of the bank prime rate or the Federal Funds Rate plus .5%, plus a margin of 1.25%, the ("base rate margin"), or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin of 2.25%, (the "LIBOR rate margin"). Beginning in the third quarter of 2001, the base rate margin and the LIBOR rate margin are to be determined based on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from .75% to 1.50% and 1.75% to 2.50%, respectively. On July 19, 2001, we executed an amendment to our credit facility which, among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount from the first and second quarters of our fiscal 2001 financial results.

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

   In recent months, we have experienced a negative impact to our earnings and stock price as a result of the factors that may cause our quarterly results to fluctuate. We expect that this negative trend may continue for the foreseeable future, and at least through the third quarter of 2001. Due to the recent downturn in the financial markets in general, and specifically the slowdown in wireless telecommunications infrastructure spending, some of our customers have cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. The reduction in the availability of capital has also delayed the completion of mergers contemplated by some of our customers, which has resulted in project delays. In addition, unfavorable economic conditions are causing some of our customers to take longer to pay us for services we perform, increasing the average number of days that our sales are outstanding. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed and two of our customers have filed for bankruptcy protection in recent months. If we are not able to collect amounts due to us, we may be required to write-off or convert significant amounts of our accounts receivable. For example, Advanced Radio Telecom's filing for bankruptcy protection caused us to recognize bad-debt expense of $3.5 million during the first quarter of 2001 and Metricom, Inc.'s filing for bankruptcy protection has caused us to recognize bad debt expense of $13.9 million for the entire Metricom receivable during the second quarter of 2001. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decrease in revenues. If we restructure our business in an effort to minimize our expenses, we may incur associated charges. As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and any predictions we make are subject to significant change and are very uncertain.

 Our success is dependent on the continued growth in the deployment of wireless networks, and to the extent that such growth cannot be sustained our business may be harmed.

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

   A significant portion of our revenue is generated from new licensees seeking to deploy their networks. To date, the pace of network deployment has sometimes been slower than expected, due in part to difficulty experienced by holders of licenses in raising the necessary financing, and there can be no assurance that future bidders for licenses will not experience similar difficulties. In addition, uncertainties regarding the availability and allocation of spectrum have caused delays in network deployment. There has also been substantial regulatory uncertainty regarding payments owed to the United States Government by past successful wireless bidders, and such uncertainty has also delayed network deployments. In addition, factors adversely affecting the demand for wireless services, such as allegations of health risks associated with the use of cellular phones, could slow or delay the deployment of wireless networks. These factors, as well as future legislation, delays in granting the use of spectrum by the United States Government, legal decisions and regulation may slow or delay the deployment of wireless networks, which, in turn, could harm our business.

 If our customers do not receive sufficient financing, our business may be seriously harmed.

   Some of our customers and potential customers are companies with limited or no operating histories and limited financial resources. These customers often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and deploy their networks. Other customers of ours rely upon outside financing to pay the considerable costs of deploying their networks. In either instance, we frequently work with such companies prior to their receipt of financing. If these companies fail to receive adequate financing or experience delays in receiving financing, particularly after we have begun working with them, our results of operations may be harmed. In addition, to the extent our customers continue to experience capital constraints, they could place pressure on us to lower the prices we charge for our services. If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenues or margins will decline and our results of operations may be harmed.

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

   To the extent we continue to grow, our future success will depend on our ability to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers and project managers, and we may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services in the future. In addition, as of June 30, 2001, 23% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued interim final regulations that place greater requirements on H-1B dependent companies, such as ours, and may restrict our ability to hire workers under the H-1B visa category in the future, as well as exposing us to significant penalties (including a prohibition on the hiring of H-1B workers) if noncompliance is determined. In addition, immigration policies are subject to rapid change and any significant changes in immigration law or regulations may further restrict our ability to continue to employ or to hire new workers on H-1B visas and could harm our business.

 A significant percentage of our revenue is accounted for on a percentage-of-completion basis, which could cause our quarterly results to fluctuate.

   A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-completion basis. The portion of our revenue from fixed price contracts accounted for approximately 45% of our revenues for the six months ended June 30, 2001. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. For example, in 1999 we revised the estimated costs to complete two large contracts which resulted in a reduction of gross margins of 9.9% in the first quarter of 1999 and 6.9% in the second quarter of 1999. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our business and financial results.

   Similarly, the cancellation or modification of a contract which is accounted for on a percentage-of-completion basis may adversely affect our gross margins for the period during which the contract is modified or cancelled. In the first quarter of 2001, we experienced such gross margin adjustments related to the suspension and termination of the Metricom, Inc. and Advanced Radio Telecom contracts. Under certain circumstances, a cancellation or modification of a fixed price contract could also result in us being required to reverse revenue that was recognized in a prior period, which could significantly reduce the amount of revenues recognized for the period in which the adjustment is made. For example, if we have a three year fixed price contract where the contract fee is $1 million and the initial estimated costs associated with the contract are $550,000, and if, during the first year we incur $220,000 in costs related to the contract and correspondingly estimate that the contract is 40% complete, then under the percentage-of-completion accounting method we would recognize 40%, or $400,000 in revenue during the first year of the contract. If, during the second year of the contract the project is terminated with 35% of the services deemed provided to the client, then the total revenue for the project would be adjusted downward to $350,000, and the revenue recognizable during the second year would be the total revenue earned to date, the $350,000 less the revenue previously recognized or $400,000, resulting in a reversal of $50,000 of revenue previously recognized. To the extent we experience additional adjustments such as those described above, our revenues and profit margins will be adversely affected.

 Our business may be harmed if we maintain or increase our staffing levels in anticipation of one or more projects and underutilize our personnel because such projects are delayed, reduced or terminated.

   Since our business is driven by large, and sometimes multi-year, contracts, we forecast our personnel needs for future projected business. If we maintain or increase our staffing levels in anticipation of one or more projects and such projects are delayed, reduced or terminated, we may underutilize these additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our results of operations.

   Additionally, due to current market conditions, we are faced with the challenge of managing the appropriate size of our workforce in light of projected demand for our services. If we maintain a workforce sufficient to support a resurgence in demand, then in the meantime our general and administrative expenses will be high relative to our revenues and our profitability will suffer. Alternatively, if we reduce the size of our workforce too quickly in response to any decrease in the demand for our services, then our ability to quickly respond to any resurgence in demand will be impaired. As a result, to the extent that we fail to successfully manage this challenge our financial results will be harmed.

 Our short operating history, recent growth in expanding services, and more recent and sudden slowdown due to the current economic conditions in the telecommunications industry limit our ability to forecast operating results.

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

   The network services market is highly competitive and fragmented and is served by numerous companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than us. We do not know of any competitors that are dominant in our industry. For a further description of our competition, see "Business--Competition" in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

   We may not be able to compete effectively on these or other bases, and, as a result, our revenues or income may decline and harm our business. In addition, we have recently begun to face competition from a new class of entrants into the network services market comprised of recently laid off telecom workers who are starting their own businesses and are willing to operate with lower profit margins. To the extent that these competitors are able to gain increasing market share, our business may suffer.

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

   Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. See "Management--Directors, Executive Officers and Key Employees", incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2000, for a listing of such executive officers. Our future performance will be substantially dependent on our ability to retain and motivate them.

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

   Our failure to adequately address these risk factors may negatively affect the expected profitability from acquisitions or harm our ability to successfully negotiate future acquisitions.

 We may not be successful in our efforts to integrate international acquisitions.

   A key component of our business model is to expand our operations into international markets. We have accomplished this through the establishment of offices in Brazil, India and Mexico, among others, and through our acquisitions during fiscal 2000 of Questus Ltd. in the United Kingdom and Telia Academy and Telia Contracting in Sweden. International acquisitions pose a challenge to our business, as we must integrate operations despite differences in culture, language and legal environments. To date, we have limited experience with international acquisitions and face certain related risks, including:

  . difficulties in staffing, managing and integrating international operations due to language, cultural or other factors;

  . different or conflicting regulatory or legal requirements;

  . foreign currency fluctuations; and

  . distractions of significant management time and attention.

   Our failure to address these risks could inhibit or preclude our efforts to pursue international acquisitions.

 We have recently expanded our operations internationally. Our failure to effectively manage our international operations could harm our business.

   We currently have operations overseas, including offices in Mexico, the United Kingdom, India, Brazil and Sweden. For the six months ended June 30, 2001, international operations accounted for approximately 34% of our total revenues. We believe that the percentage of total revenues attributable to international operations will continue to be significant. We intend to expand our existing international operations and may enter additional international markets, which will require significant management attention and financial resources and could adversely affect our operating margins and earnings. In order to expand our international operations, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business would be harmed.

   Our international business operations are subject to a number of material risks, including, but not limited to:

  . difficulties in building and managing foreign operations;

  . difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;

  . longer payment cycles;

  . taxation issues;

  . potential weaknesses in foreign economies, particularly in Europe, South
    America and Mexico;

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

   The majority of our international sales are currently denominated in U.S. dollars. As a result of some of our recent acquisitions as well as the growth of our foreign operations, an increasing portion of our international sales are denominated in foreign currencies. Fluctuations in the value of the U.S. dollar and foreign currencies may make our services more expensive than local service offerings. This could make our service offerings less competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian real and Mexican peso. In addition, we conduct business in Swedish krona and British pound sterling, and have a primary EMEA contract in Euros. We do not currently engage in currency hedging activities to limit the risks of exchange rate fluctuations. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would harm our business and financial results.

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

 As of June 30, 2001, executive officers and directors and their affiliates controlled 62% of our outstanding common stock and as a result are able to exercise control over matters requiring stockholder approval.

   As of June 30, 2001, executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 62% of our outstanding common stock. In particular, as of June 30, 2001, our Chairman, Massih Tayebi, and our Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 44% of our outstanding common stock. In addition, other members of the Tayebi family owned, as of June 30, 2001, in the aggregate, approximately 7% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us. These transactions may include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares over their current prices. For further information regarding our stock ownership, see "Security Ownership of Certain Beneficial Owners and Management" incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2000.

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

 Provisions in our charter documents and Delaware law may make it difficult for a third party to acquire our company and could depress the price of our common stock.

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

  . authorizing the board of directors to issue preferred stock;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to foreign currency risks due to both transactions and translations between a functional and reporting currency in our Mexican, Brazilian and United Kingdom subsidiaries. We currently do not hedge any of these risks in our foreign subsidiaries because (1) cash flows from foreign operations in Mexico are generally reinvested locally in Mexico, (2) foreign operations in Brazil are minimal, (3) the British pound sterling is relatively stable against the U.S. dollar, and (4) we do not believe that to do so is justified by the current exposure and the cost at this time. We are exposed to the impact of foreign currency fluctuations due to the operations of and intercompany transactions with our consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. The following table sets forth total amounts owed to our U.S. operations from our Mexican, Brazilian, and United Kingdom subsidiaries at June 30, 2000 and 2001 (denominated in U.S. dollars, in millions):

                                                                       2000 2001
                                                                       ---- ----
      Mexico.......................................................... $8.6 $8.3
      Brazil.......................................................... $1.3 $1.4
      United Kingdom.................................................. $0.1 $5.5

   The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the intercompany balances at June 30, 2000 and 2001 are as follows (denominated in U.S. dollars, in millions):

                                                                       2000 2001
                                                                       ---- ----
      Mexico.......................................................... $0.9 $0.8
      Brazil.......................................................... $0.1 $0.1
      United Kingdom.................................................. $--  $0.6

   In addition, we estimate that a 10% change in foreign exchange rates would impact reported operating profit by approximately $.6 million for the six months ended June 30, 2000 and 2001. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period.

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

   As of June 30, 2001, $23.0 million was outstanding under our line of credit with a group of financial institutions. The credit facility is due in February 2004 and bears interest, at our discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus .5%, plus a margin of 1.25%, the base rate margin, or (ii) at the London Interbank Offering Rate (LIBOR) plus 2.25%, the LIBOR rate margin. Beginning in the third quarter of 2001, the base rate margin and the LIBOR rate margin will be determined based on certain financial ratios as of the end of the most recently ended fiscal quarter which will result in margins ranging from .75% to 1.50% and 1.75% to 2.50%, respectively. The credit facility is secured by substantially all of our assets. The credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. On July 19, 2001, we executed an amendment to our credit facility agreement which, among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount from the first and second quarters of our fiscal 2001 financial results.

   We do not utilize any derivative financial instruments to hedge the interest rate fluctuation as our balances under the credit facility are borrowed over the short term and we currently retain the ability to pay down amounts borrowed through our operational funds. A hypothetical 10% adverse change in the weighted average interest rate for the six months ended June 30, 2001 would have increased net loss for the period by approximately
$0.1 million.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Reference is made to the description of the dispute with Norm Korey described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

   The Company and certain of its directors and officers are among the defendants named in five purported class action complaints filed in June 2001 in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company's common stock at various times on or after November 4, 1999. The complaints allege that the registration statement and prospectus dated November 4, 1999, issued by the Company in connection with the public offering of the Company's common stock contained untrue statements of material fact or omissions of material fact in violation of securities laws because the registration statement and prospectus allegedly failed to disclose that the offering's underwriters had solicited and received additional and excessive compensation and benefits beyond those listed in the registration statement and prospectus and that the offering's underwriters had entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company's common stock in the aftermarket. The actions seek unspecified monetary damages and other relief. The Company believes these lawsuits are without merit and intends to vigorously defend against them.

   In addition to the foregoing matters, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 2. Changes in Securities

 Recent Sales of Unregistered Securities

   During the six months ended June 30, 2001, we issued unregistered securities in the following transactions:

  1. On January 17, 2001, we issued an aggregate of 19,920 shares of common stock, valued at $.9 million, to Davis Bay, LLC. The shares were issued pursuant to an earn-out provision in the asset purchase agreement.

  2. On February 6, 2001, we issued an aggregate of 216,059 shares of common stock, valued at $8.6 million, to Davis Bay, LLC. The shares were issued pursuant to an earn-out provision in the asset purchase agreement.

  3. On March 30, 2001, we issued an aggregate of 899,994 shares of common stock to two members of our board of directors. The shares were issued pursuant to Warrant Agreements, dated February 28, 1997 and February 1, 1998, between the Company and each of the two members of the board of directors. The exercise prices of $.93 and $1.58 were paid in exchange for 99,996 shares and 799,998 shares of our common stock, respectively.

     The issuance of the securities in the transactions described in paragraphs (1) through (3) above were deemed to be exempt from registration under the Securities Act of 1933, as amended by virtue of
     Section 4(2) and/or Regulation D promulgated thereunder. The recipients represented their intentions to acquire the securities for investment purposes only and not with a view to the distribution thereof. Each of the recipients received adequate information about the Company and the Company reasonably believed that each of the recipients was an "Accredited Investor", as such term is defined in the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of Wireless Facilities, Inc. was held on June 22, 2001. The following proposals were adopted by the votes indicated below:

  1. To elect a Board of Directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were: Massih Tayebi, Ph.D., 41,203,078 for and 561,915 withheld; Masood K. Tayebi, Ph.D., 41,201,088 for and 563,905 withheld; Scott Anderson 41,651,028 for and 113,965 withheld; Scot Jarvis 41,651,022 for and 113,971 withheld; William Hoglund 41,651,234 for and 113,759 withheld; and David Lee, Ph.D., 41,655,027 for and 109,966 withheld.

  2. To ratify the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2001: 41,701,532 for, 45,477 against, and 17,984 abstained.

  3. To approve the amendment to the Company's Employee Stock Purchase Plan:
     31,424,921 for, 474,027 against, 44,241 abstained, and 9,821,804 broker non-votes.

  4. To approve the amendment to the Company's 1999 Equity Incentive Plan:
     30,231,088 for, 1,676,918 against, 35,183 abstained, and 9,821,804 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K:

   (a). Exhibits:

   10.1 First Amendment to Amended and Restated Credit Agreement effective July
        19, 2001.

   10.2 Employment Offer Letter by and between the Company and Brad Weller effective August 16, 1999.

   10.3 Executive Change of Control Agreement dated as of May 11, 2001 between the Company and Brad Weller.*

  --------
  * The Company has also entered in substantially identical Executive Change of Control Agreements with Terry Ashwill and Frankie Farjood. See
     Schedule I to Exhibit 10.3.

   (b). Reports on Form 8-K:

     None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wireless Facilities, Inc.

                                                 /s/ Masood K. Tayebi, Ph.D
                                          By: _________________________________
                                                  Masood K. Tayebi, Ph.D.
                                                  Chief Executive Officer

                                                     /s/ Terry Ashwill
                                          By: _________________________________
                                                       Terry Ashwill
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 10, 2001

                               INDEX TO EXHIBITS

 Exhibit
   No.   Description
 ------- ----------------------------------------------------------------------
 10.1    First Amendment to Amended and Restated Credit Agreement effective
         July 19, 2001.

 10.2 Employment Offer Letter by and between the Company and Brad Weller effective August 16, 1999.

 10.3 Executive Change of Control Agreement dated as of May 11, 2001 between the Company and Brad Weller.*

--------
* The Company has also entered in substantially identical Executive Change of Control Agreements with Terry Ashwill and Frankie Farjood. See Schedule I to
  Exhibit 10.3.