Form 10-Q
period 2001-09-30
WIRELESS FACILITIES INC
filed 2001-11-13
CIK 1069258

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 0-27231

                              --------------------

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

                              --------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of November 6, 2001 there were 46,948,177 shares of the Registrant's $0.001 par value Common Stock outstanding.

================================================================================

                            WIRELESS FACILITIES, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                                                                         Page
                                                                                                                          No.
                                                                                                                         ----
                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements .........................................................................................  3

            Consolidated Balance Sheets as of December 31, 2000 (audited) and September 30, 2001 (unaudited) .............  3

            Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 2001
            (unaudited) ..................................................................................................  4

            Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 2001
            (unaudited) ..................................................................................................  5

            Notes to Consolidated Financial Statements (unaudited) .......................................................  6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ........................ 10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ................................................... 22

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ............................................................................................ 23

Item 2.     Changes in Securities and Use of Proceeds .................................................................... 23

Item 6.     Exhibits and Reports on Form 8-K ............................................................................. 23


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            WIRELESS FACILITIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (in millions, except par value)

                                                                                               December 31,    September 30,
                                                                                                   2000            2001
                                                                                              --------------   --------------
                                                                                                 (Audited)     (Unaudited)

                                            ASSETS
Current assets:
     Cash and cash equivalents .........................................................           $   18.5         $   12.0
     Accounts receivable, net ..........................................................              119.1             92.1
     Contract management receivables, net ..............................................               20.8              8.0
     Income taxes receivable ...........................................................               12.7              5.1
     Deferred income tax assets, net ...................................................                 --              7.8
     Other current assets ..............................................................               14.3             13.5
                                                                                              --------------   --------------
          Total current assets .........................................................              185.4            138.5
Property and equipment, net ............................................................               20.0             20.1
Goodwill, net ..........................................................................               64.7             56.8
Other intangibles, net .................................................................               17.1              9.7
Investments in unconsolidated affiliates ...............................................                9.2              8.6
Other assets ...........................................................................                0.7              1.8
                                                                                              --------------   --------------
          Total assets .................................................................           $  297.1         $  235.5
                                                                                              ==============   ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................................           $   15.1         $   10.4
     Accrued expenses ..................................................................               17.6             12.0
     Contract management payables ......................................................                9.2              5.4
     Billings in excess of costs and profits ...........................................                0.9              0.9
     Line of credit payable ............................................................               24.9             23.0
     Notes payable--current portion ....................................................                1.7              0.2
     Capital lease obligations--current portion ........................................                3.5              4.4
     Common stock to be issued .........................................................                 --              7.3
     Deferred income tax liabilities, net ..............................................                8.8               --
                                                                                              --------------   --------------
          Total current liabilities ....................................................               81.7             63.6
Notes payable--net of current portion ..................................................                0.6              0.5
Capital lease obligations--net of current portion ......................................                7.0              5.1
Common stock to be issued ..............................................................                8.6               --
Other liabilities ......................................................................                0.5              4.0
                                                                                              --------------   --------------
          Total liabilities ............................................................               98.4             73.2
                                                                                              --------------   --------------
Minority interest in subsidiary ........................................................                0.1              0.1
                                                                                              --------------   --------------
Stockholders' equity:
     Common stock, $0.001 par value, 195.0 shares authorized; 43.3 and 45.3 shares issued and outstanding at December 31, 2000 (audited) and
        September 30, 2001 (unaudited), respectively ...................................                 --               --
     Preferred Stock, $0.001 par value, 5.0 shares authorized, none outstanding ........                 --               --
     Additional paid-in capital ........................................................              156.9            169.4
     Retained earnings (accumulated deficit) ...........................................               43.0             (6.7)
     Accumulated other comprehensive loss, net .........................................               (1.3)            (0.5)
                                                                                              --------------   --------------
          Total stockholders' equity ...................................................              198.6            162.2
                                                                                              --------------   --------------
          Total liabilities and stockholders' equity ...................................           $  297.1         $  235.5
                                                                                              ==============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                                Three months ended      Nine months ended
                                                                                  September 30,           September 30,
                                                                                ------------------      -----------------
                                                                                 2000        2001        2000       2001
                                                                                ------      ------      ------     ------
Revenues ...................................................................    $ 73.1      $ 54.8      $175.9     $162.2
Cost of revenues ...........................................................      40.8        37.0        99.2      108.6
                                                                                ------      ------      ------     ------
          Gross profit .....................................................      32.3        17.8        76.7       53.6
Selling, general and administrative expenses ...............................      15.4        15.9        34.7       86.5
Depreciation and amortization ..............................................       2.8         5.6         5.8       16.5
Asset impairment charges ...................................................        --          --          --       12.9
                                                                                ------      ------      ------     ------
          Operating income (loss) ..........................................      14.1        (3.7)       36.2      (62.3)
                                                                                ------      ------      ------     ------
Other income (expense):
     Interest income (expense), net ........................................      (0.1)       (0.9)        0.7       (2.6)
     Foreign currency gain (loss) ..........................................      (0.4)        0.6        (0.3)      (1.5)
     Other, net ............................................................       0.6         0.1         0.7       (0.7)
                                                                                ------      ------      ------     ------
          Net other income (expense) .......................................       0.1        (0.2)        1.1       (4.8)
                                                                                ------      ------      ------     ------
          Income (loss) before minority interest in subsidiary and
             income taxes ..................................................      14.2        (3.9)       37.3      (67.1)
Minority interest in income (loss) of subsidiary ...........................      (0.1)         --         0.1         --
Provision (benefit) for income taxes .......................................       5.3        (1.0)       14.5      (17.4)
                                                                                ------      ------      ------     ------
          Net income (loss) ................................................    $  9.0      $ (2.9)     $ 22.7     $(49.7)
                                                                                ======      ======      ======     ======
Net income (loss) per common share:
     Basic .................................................................    $ 0.21      $(0.06)     $ 0.55     $(1.09)
     Diluted ...............................................................    $ 0.17      $(0.06)     $ 0.45     $(1.09)
Weighted average common shares outstanding:
     Basic .................................................................      42.4        46.4        41.4       45.4
     Diluted ...............................................................      51.9        46.4        50.3       45.4



     See accompanying notes to unaudited consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                              -------------------------------
                                                                                                    2000            2001
                                                                                              --------------   --------------
Net cash provided by (used in) operating activities .....................................       $    (37.7)      $      0.4
                                                                                              --------------   --------------
Investing activities:
     Capital expenditures ...............................................................             (3.0)            (4.3)
     Cash paid for acquisitions, net of cash received ...................................            (28.2)              --
     Cash paid for investments ..........................................................             (8.9)              --
     Proceeds from sales of investments .................................................             34.7               --
                                                                                              --------------   --------------
          Net cash used in investing activities .........................................             (5.4)            (4.3)
                                                                                              --------------   --------------
Financing activities:
     Proceeds from issuance of common stock .............................................              9.5              5.2
     Repayment of notes payable .........................................................             (0.3)            (1.6)
     Net borrowings from officers .......................................................              0.6               --
     Net borrowing (repayment) under line of credit .....................................             23.9             (1.9)
     Repayment of capital lease obligations .............................................             (0.7)            (3.8)
                                                                                              --------------   --------------
          Net cash provided by (used in) financing activities ...........................             33.0             (2.1)
                                                                                              --------------   --------------
Effect of exchange rate on cash and cash equivalents ....................................              0.1             (0.5)
                                                                                              --------------   --------------
Net decrease in cash and cash equivalents ...............................................            (10.0)            (6.5)
Cash and cash equivalents at beginning of period ........................................             34.3             18.5
                                                                                              --------------   --------------
Cash and cash equivalents at end of period ..............................................       $     24.3       $     12.0
                                                                                              ==============   ==============
Supplemental disclosures of non-cash transactions:
     Fair value of assets acquired in acquisitions ......................................       $     85.2       $       --
     Cash paid for acquisitions .........................................................            (37.5)              --
     Issuance of common stock for acquisitions ..........................................            (36.8)              --
     Issuance of notes payable for acquisitions .........................................             (1.5)              --
     Common stock to be issued ..........................................................             (8.6)            (7.3)
                                                                                              --------------   --------------
     Liabilities assumed in acquisitions ................................................       $      0.8       $       --
                                                                                              ==============   ==============

     Common stock issued for earn-out provision in acquisition ..........................       $      0.9       $      8.6
     Common stock issued under a cashless exercise of warrants ..........................       $      0.2       $       --
     Note receivable issued for stock option exercise ...................................       $      0.1       $       --
     Note receivable issued for sale of equipment .......................................       $       --       $      1.0
     Property and equipment acquired under capital leases ...............................       $      9.3       $      2.8
     Reduction of accounts receivable in exchange for notes receivable ..................       $       --       $      1.4
     Reduction of note payable in lieu of consideration for exercise of warrants ........       $      0.5       $       --

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest ...........................................       $      1.0       $      3.4
     Net cash paid (received) during the period for income taxes ........................       $     10.6       $     (9.3)



     See accompanying notes to unaudited consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

     Wireless Facilities, Inc. ("WFI") was formed under the laws of the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated in Delaware in 1998. WFI provides a full suite of outsourcing services to wireless carriers and equipment vendors, including the design, deployment and management of client networks. WFI's customers include both early-stage and mature providers of cellular, PCS and broadband data services and equipment. WFI's engagements range from small contracts for the deployment of a single cell site, to large multi-year turnkey contracts. These services are billed either on a time and materials basis or on a fixed price (turnkey), time certain basis.

(b) Basis of Presentation

     The information as of September 30, 2001, and for the three and nine month periods ended September 30, 2000 and 2001 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI's annual consolidated financial statements for the fiscal year ended December 31, 2000, filed on Form 10-K with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of WFI and its wholly owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the "Company." All intercompany transactions have been eliminated in consolidation. Investments accounted for using the cost method include companies in which the Company owns less than 20% and for which the Company has no significant influence. Investments accounted for using the equity method include companies in which the Company owns more than 20% but less than 50%, or for which the Company is considered to have significant influence.

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

(e) New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchases Enterprises" and eliminates pooling-of-interests accounting prospectively. SFAS No. 141 was adopted on July 1, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The adoption of SFAS No. 141 did not have an impact on the Company's financial position or results of operations. The Company will adopt SFAS No. 142 on January 1, 2002, upon which time the Company will cease amortizing goodwill and separately identifiable intangibles in accordance with the guidelines set forth in the standard. As of the date of adoption, the Company expects remaining unamortized goodwill and unamortized other intangible assets to be approximately $54.6 million and $8.6 million, respectively, all of which will be subject to the transition guidelines of SFAS No. 142. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its results of operations and financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. It is not anticipated that the financial impact of this statement will have a material effect on our consolidated financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

(2) Asset Impairment Charges

     As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets and intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recent slowdown in the economy, current economic conditions and visible trends in the telecommunications industry, triggered an impairment evaluation by the Company of its goodwill and other intangible assets in the second quarter of fiscal 2001. Based on the Company's analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed. Accordingly, the Company recorded a $12.9 million impairment charge in the second quarter of fiscal 2001 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Assets determined to be impaired included goodwill and contract and workforce intangibles approximating $8.2 million in the Company's design and deployment segment and $4.7 million in its network management segment. There were no impairment charges recorded during the third quarter of fiscal 2001. The Company does not believe these write-downs will impair or affect the Company's ongoing operations.

(3) Earn-out Provision for Davis Bay, LLC Acquisition

     In June 2000, the Company acquired the assets of Davis Bay, LLC, a Washington State limited liability company, for $3.0 million in cash and stock. Of the total purchase price, $2.4 million was paid through the issuance of approximately 49,000 shares of the Company's common stock. Included in the asset purchase agreement was an earn-out provision whereby the Company agreed to pay Davis Bay additional consideration contingent on certain quarterly earnings results from existing and potential future contracts secured by Davis Bay for the Company. These earn-out payments were capped at $20.0 million. During the six months ended June 30, 2001, $10.5 million in additional goodwill was recorded under the earn-out provision, bringing the total earn-out up to the $20.0 million maximum allowed under the contract. Effective September 27, 2001, Davis Bay and the

Company executed a second amendment to the original asset purchase agreement that replaced the remaining, unpaid earn-out with a final earn-out settlement equal to 1,638,838 shares of the Company's common stock to be issued at the then current market value. Accordingly, the estimated liability of common stock to be issued to Davis Bay related to the earn-out agreement decreased from $10.5 million as of June 30, 2001 to $7.3 million as of September 30, 2001, and goodwill was reduced by $3.2 million. On October 17, 2001, 1,638,838 shares of the Company's common stock were issued to Davis Bay.

(4) Other Events

     As a result of Metricom, Inc.'s filing for bankruptcy protection on July 2, 2001, the Company recorded an allowance for the entire receivable balance of $13.9 million due from Metricom, Inc., in the quarter ended June 30, 2001. The Company announced in February 2001 that Metricom, which abandoned plans for a national rollout of its "Ricochet" wireless modem service, had suspended its contract with the Company for engineering services.

      On July 19, 2001, the Company executed an amendment to its credit facility which, among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount with respect to first and second quarters of the Company's fiscal 2001 financial results.

      On August 29, 2001, one of our customers, US Wireless, filed for bankruptcy protection. The Company had recorded an allowance of $1.3 million for its receivable balances in the second quarter of fiscal 2001.

(5) Net Income (Loss) Per Common Share

     The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income (loss) per share are presented below (in millions):

                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                     ------------------         -------------------
                                                      2000        2001           2000         2001
                                                     ------      ------         ------       ------

Weighted-average shares, basic ....................    42.4        46.4           41.4         45.4
Dilutive effect of stock options ..................     8.6          --            7.9           --
Dilutive effect of warrants .......................     0.9          --            1.0           --
                                                     ------      ------         ------       ------
Weighted-average shares, diluted ..................    51.9        46.4           50.3         45.4
                                                     ======      ======         ======       ======

     Options to purchase 0.6 million and 4.2 million shares of common stock for the three months ended September 30, 2000 and 2001, respectively, were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive. Options to purchase 1.2 million and 4.8 million shares of common stock for the nine months ended September 30, 2000 and 2001, respectively, were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive.

(6) Segment Information

     The Company's operations are organized along service lines and include three reportable industry segments: Design and Deployment, Network Management, and Business Consulting. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenues and operating income (loss) provided by the Company's industry segments for the three and nine months ended September 30, 2000 and 2001 are as follows (in millions):

                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                     ------------------         -------------------
                                                      2000        2001           2000         2001
                                                     ------      ------         ------       ------
Revenues:
     Design and deployment ........................  $ 58.0      $ 42.4         $142.3       $123.8
     Network management ...........................    12.8        10.0           28.4         32.1
     Business consulting ..........................     2.3         2.4            5.2          6.3
                                                     ------      ------         ------       ------
          Total revenues ..........................  $ 73.1      $ 54.8         $175.9       $162.2
                                                     ======      ======         ======       ======

                                       8

Operating income (loss):
     Design and deployment ........................  $ 11.2      $(5.3)         $ 26.4       $(50.9)
     Network management ...........................     2.3         1.1            7.8        (10.4)
     Business consulting ..........................     0.6         0.5            2.0         (1.0)
                                                     ------      ------         ------       ------
          Total operating income (loss) ...........  $ 14.1      $(3.7)         $ 36.2       $(62.3)
                                                     ======      ======         ======       ======

     Revenues derived by geographic region are as follows (in millions):

                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                     ------------------         -------------------
                                                      2000        2001           2000         2001
                                                     ------      ------         ------       ------
Revenues:
     U.S. .........................................  $ 51.1     $ 35.5          $ 128.4     $ 106.9
     Central and South America ....................    17.8       14.4             38.3        35.7
     Europe, Middle East and Africa ...............     4.2        4.9              9.2        19.6
                                                     ------     ------          -------     -------
          Total revenues ..........................  $ 73.1     $ 54.8          $ 175.9     $ 162.2
                                                     ======     ======          =======     =======

(7) Subsequent Events

     On October 10, 2001, the Company executed an agreement to sell $35.0 million of its Series A Convertible Preferred Stock in a private placement to investment funds managed by Oak Investment Partners. Pursuant to the agreement, on October 29, 2001, the investment funds managed by Oak Investment Partners purchased an aggregate of 63,637 shares of Series A Convertible Preferred Stock for a common stock equivalent price of $5.50 per share. The shares of Series A Convertible Preferred Stock have a liquidation preference and price anti-dilution protection. These shares are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements. Each share of Series A Convertible Preferred Stock is initially convertible into 100 shares of common stock at the option of the holder at any time subject to certain provisions in the agreement. After July 2004, the Series A Convertible Preferred Stock will automatically convert into shares of the Company's common stock if and when the Company's common stock trades at or above $11.00 per share for 30 consecutive days after that date. Oak Investment Partners agreed to a lockup with respect to the shares of Series A Convertible Preferred Stock (and the underlying shares of common stock). The lockup will expire in stages beginning 18 months from October 29, 2001. On October 30, 2001, the Company received $35.0 million pursuant to this agreement.

     Under the agreement for the sale and purchase of the entire issued share capital of Questus Limited, dated August 29, 2000, the Company agreed to issue additional stock to the former Questus shareholders if the value of our common stock decreased to less than the lower collar amount, which is equivalent to 50% of the price at which the shares were originally issued pursuant to the agreement. As of August 29, 2001, the last day of the escrow period, based on the calculation set forth in the agreement, the Company's stock price was less than the lower collar amount, which triggered the payment of additional shares of our common stock under the agreement. Pursuant to the agreement, the Company will issue an aggregate of 146,806 shares of its common stock based on this lower collar adjustment.

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or changes in our expectations.

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

Overview

     Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services to the wireless telecommunications industry. For the nine months ended September 30, 2001, our design and deployment, network management and business consulting segments contributed to 76%, 20% and 4% of our revenues, respectively. During 2000, we formed a subsidiary in the United Kingdom, Wireless Facilities International, Ltd. ("WFIL"). WFIL began servicing existing contracts and entering into new contracts in Europe, the Middle East and Africa ("EMEA") in April 2000. These contracts include services performed for many of the latest wireless technologies, including UMTS (Universal Mobile Telephone Service) broadband wireless applications, and voice and video applications. Revenues from our international operations contributed 34% of our total revenues for the nine months ended September 30, 2001.

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

     Selling, general and administrative expenses include compensation and benefits, computer software and equipment, facilities expenses and other expenses not related directly to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. As of December 31, 2000, we had completed the first phase of implementing a new financial management and accounting software program in our domestic operations. We completed the same software program implementation in Mexico by the second quarter of fiscal 2001 and as of September 30, 2001, we have started to plan the initial phases in the United Kingdom with anticipated completion by first quarter of fiscal 2002. Such software is expected to better accommodate our growth. We expect to incur expenses in subsequent periods related to licensing the software package and related personnel costs associated with completing its implementation in our domestic and international operations. We may incur expenses related to a given project in advance of the commencement of the project as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

     Due to the recent downturn in the financial markets in general, and specifically within the telecommunications industry, many of our customers are having trouble obtaining funding in the capital markets to fund the expansion of their businesses, including telecom network deployments and upgrades. The current volatility of the financial markets and slowdown in the U.S. economy has also intensified the uncertainty experienced by many of our customers, who are finding it increasingly difficult to predict demand for their products and services. As a result, many of our customers have and continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which has reduced the demand for our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. For example, during the first quarter of 2001, we announced that we received notice of contract suspension and termination from Metricom, Inc. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts owed to us, we may be required to write-off or convert significant amounts of our accounts receivable. For example, three of our customers, Metricom, Inc., Advanced Radio Telecom and US Wireless filed for bankruptcy protection this year. This caused us to recognize bad debt expense of $3.5 million for Advanced Radio Telecom in the first quarter of fiscal 2001, and $13.9 million for Metricom, Inc. and $1.3 million for US Wireless in the second quarter of fiscal 2001, which thereby negatively affected our profitability. Also, some of our contracts with our customers include billing milestones, whereby we do not bill for work performed until certain milestones are reached. However, we recognize revenue under the percentage-of-completion method of accounting. Whereby, if a contract is terminated by a customer or modified before a milestone is reached, we generally will be required to renegotiate the terms of payment for work performed but not yet billed. As a result of the market conditions described above, we began to experience this during fiscal 2001 with a number of our contracts that contain billing milestones. Due to the circumstances surrounding such cancellations or modifications and the financial condition of the related customers, the amount we ultimately collect from such customers may be, and often is, discounted from the amount we have previously recorded in unbilled accounts receivable and revenue. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decreases in revenues. We have experienced this challenge particularly with respect to managing our employee base, and this has resulted in underutilization of employees due to the sudden reduction in the demand for our services during fiscal 2001. In response to these factors and the lack of visibility and uncertain market conditions, we have taken steps and are continuing to take steps to reduce our level of expenditures. Specifically, we have reduced our headcount by approximately 19% since December 31, 2000. We have also implemented a more stringent expenditure approval policy, in an effort to further reduce our costs. Additionally, we expect to continue to review our internal processes throughout 2001 and make further adjustments as necessary.

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 2001

     Revenues. Revenues decreased 25% from $73.1 million for the three months ended September 30, 2000 to $54.8 million for the three months ended
September 30, 2001. The $18.3 million decrease was primarily attributable to the termination and cancellation of certain contracts following the continued downturn and uncertainty in the economy and the wireless telecommunications industry.

     Cost of Revenues. Cost of revenues decreased 9% from $40.8 million for the three months ended September 30, 2000 to $37.0 million for the three months ended September 30, 2001, primarily due to a corresponding reduction in contracts. Gross profit was 44% of revenues for the three months ended September 30, 2000 compared to 32% for the three months ended September 30, 2001. The decrease in gross profit is due primarily to the termination and cancellation of higher margin contracts and continued pressure associated with competitive pricing demands resulting from capital spending challenges within the wireless telecommunications industry.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3% from $15.4 million for the three months ended September 30, 2000 to $15.9 million for the three months ended
September 30, 2001. As a percentage of revenues, selling, general and administrative expenses increased from 21% for the three months ended September 30, 2000 to 29% for the three months ended September 30, 2001. The increase was primarily due to higher fixed costs associated with our domestic and international expansion compared to a lower revenue base, partially offset by improved domestic utilization rates.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 100% from $2.8 million for the three months ended
September 30, 2000 to $5.6 million for the three months ended September 30, 2001. The increase is primarily due to amortization of goodwill and other identifiable intangibles resulting from our acquisitions completed subsequent to September 30, 2000.

     Net Other Income (Expense). For the three months ended September 30, 2000, net other income was $0.1 million as compared to net other expense of $0.2 million for the three months ended September 30, 2001. The change is primarily attributable to higher interest expense resulting from increased debt outstanding during the periods under comparison, lower other income and interest income, offset by higher foreign currency gain resulting from increased international activity and associated fluctuations in foreign exchange rates.

     Provision (Benefit) for Income Taxes. Our effective income tax rate decreased from 37% for the three months ended September 30, 2000 to 26% for the three months ended September 30, 2001. The decrease was primarily attributable to a change in projected earnings combined with an increase in the valuation allowance on the losses from certain foreign operations.

Comparison of Results for the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 2001

     Revenues. Revenues decreased 8% from $175.9 million for the nine months ended September 30, 2000 to $162.2 million for the nine months ended
September 30, 2001. The $13.7 million decrease was primarily attributable to the recent decline in the economy and specifically, in wireless telecommunications infrastructure spending, which resulted in the suspension and termination of certain contracts, including our contracts with Metricom, Inc. and Advanced Radio Telecom, partially offset by our expansion into international markets. Revenues from international markets comprised 27% of our total revenues during the nine months ended September 30, 2000 compared to 34% of our total revenues during the nine month period ended September 30, 2001.

     Cost of Revenues. Cost of revenues increased 9% from $99.2 million for the nine months ended September 30, 2000 to $108.6 million for the nine months ended September 30, 2001 and gross profit was 44% of revenues for the nine months ended September 30, 2000 compared to 33% for the nine months ended September 30, 2001. The increase in cost of revenues and decline in gross profit is primarily attributable to the recent decline in the economy and specifically, in wireless telecommunications infrastructure spending, which resulted in the suspension and termination of certain contracts, including our contracts with Metricom, Inc. and Advanced Radio Telecom. The sudden and unexpected loss of these customers caused the expected overall margin on the related contracts to decrease and therefore a cumulative entry was recorded in the first half of fiscal 2001 to adjust the margin recorded to date to the expected final margin on the contracts. Gross profit also decreased due to costs incurred to demobilize staff as well as work performed on milestones that could not be completed and billed. Additionally, we have begun to experience pressure associated with competitive pricing demands within the wireless telecommunications industry.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 149% from $34.7 million for the nine months ended September 30, 2000 to $86.5 million for the nine months ended September 30, 2001. As a percentage of revenues, selling, general and administrative expenses increased from 20% for the nine months ended September 30, 2000 to 53% for the nine months ended September 30, 2001. The increase is due primarily to higher administrative costs to accommodate our domestic and international growth, combined with lower utilization rates caused by the recent downturn in the wireless telecommunications industry. Additionally, bad debt expense of $21.2 million, which included allowances for receivables due from Metricom, Inc. of $13.9 million, Advanced Radio Telecom of $3.1 million, US Wireless of $1.3 million and certain unusual charges of $3.6 million were recorded during the second quarter of fiscal 2001. These unusual charges included accruals for estimated contractor liability in our Mexico subsidiary of $2.2 million and the estimated loss on unused office space of $1.4 million.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 184% from $5.8 million for the nine months ended September 30, 2000 to $16.5 million for the nine months ended September 30, 2001. The increase is primarily due to the amortization of goodwill and other identifiable intangibles resulting from our acquisitions completed subsequent to September 30, 2000.

     Asset Impairment Charges. For the nine months ended September 30, 2001, asset impairment charges totaled $12.9 million, compared to no charge for the nine months ended September 30, 2000. The recent slowdown in the economy, current economic conditions and visible trends in the telecommunications industry, triggered an impairment evaluation by the Company of its goodwill and other intangible assets in the second quarter of fiscal 2001. Based on the Company's analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed. Accordingly, the Company recorded a $12.9 million impairment charge in the second quarter of fiscal 2001 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Assets determined to be impaired included goodwill and contract and workforce intangibles approximating $8.2 million in the Company's design and deployment segment and $4.7 million in its network management segment. There were no impairment charges recorded during the third quarter of fiscal 2001. The Company does not believe these write-downs will impair or affect the Company's ongoing operations.

     Net Other Income (Expense). For the nine months ended September 30, 2000, net other income was $1.1 million compared to net other expense of $4.8 million for the nine months ended September 30, 2001. This increase in expense of $5.9 million was primarily attributable to higher interest expense resulting from increased debt outstanding during the periods under comparison, higher foreign currency transaction losses due to increased international activity combined with foreign currency exchange rate fluctuations during the nine months ended September 30, 2001, and $1.1 million realized loss on available-for-sale investment securities related to the bankruptcy filing of Advanced Radio Telecom which was recorded in the first quarter of fiscal 2001.

     Provision (Benefit) for Income Taxes. Our effective income tax rate decreased from 39% for the nine months ended September 30, 2000 to 26% for the nine months ended September 30, 2001. The decrease was primarily attributable to a change in projected earnings which included the effect of certain asset impairment and bad debt charges recorded in the second quarter of fiscal 2001, combined with an increase in the valuation allowance on the losses from certain foreign operations.

Earn-out Provision for Davis Bay, LLC Acquisition

     In June 2000, the Company acquired the assets of Davis Bay, LLC, a Washington State limited liability company, for $3.0 million in cash and stock. Of the total purchase price, $2.4 million was paid through the issuance of approximately 49,000 shares of the Company's common stock. Included in the asset purchase agreement was an earn-out provision whereby the Company agreed to pay Davis Bay additional consideration contingent on certain quarterly earnings results from existing and potential future contracts secured by Davis Bay for the Company. These earn-out payments were capped at $20.0 million. During the six months ended June 30, 2001, $10.5 million in additional goodwill was recorded under the earn-out provision, bringing the total earn-out up to the $20.0 million allowed under the contract. Effective September 27, 2001, Davis Bay and the Company executed a second amendment to the original asset purchase agreement that replaced the remaining, unpaid earn-out with a final earn-out equal to 1,638,838 shares of the Company's common stock issued at the then current market value. Accordingly, the estimated liability of common stock to be issued related to the earn-out agreement decreased from $10.5 million as of June 30, 2001 to $7.3 million as of September 30, 2001, and goodwill was reduced by $3.2 million. On October 17, 2001, 1,638,838 shares of the Company's common stock were issued to Davis Bay.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchases Enterprises" and eliminates pooling-of-interests accounting prospectively. SFAS No. 141 was adopted on July 1, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The adoption of SFAS No. 141 did not have an impact on the Company's financial position or results of operations. The Company will adopt SFAS No. 142 on January 1, 2002, upon which time the Company will cease amortizing goodwill and separately identifiable intangibles in accordance with the guidelines set forth in the standard. As of the date of adoption, the Company expects remaining unamortized goodwill and unamortized other intangible assets to be approximately $54.6 million and $8.6 million, respectively, all of which will be subject to the transition guidelines of SFAS No. 142. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its results of operations and financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. It is not anticipated that the financial impact of this statement will have a material effect on our consolidated financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources

     Our sources of cash liquidity included cash, cash from operations, amounts available under credit facilities, and other external sources of funds. As of September 30, 2001, we had cash of $12.0 million and had $23.0 million outstanding on our line of credit with a group of financial institutions. On October 30, 2001, the Company received $35.0 million from the investment funds managed by Oak Investment Partners for the sale of its Series A Convertible Preferred Stock in a private placement pursuant to an agreement executed on October 10, 2001.

     Cash used in or provided by operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations totaled $37.7 million for the nine months ended September 30, 2000 while cash provided by operations totaled $0.4 million for the nine months ended September 30, 2001.

     Cash used in investing activities totaled $5.4 million and $4.3 million for the nine months ended September 30, 2000 and 2001, respectively. Investing activities for the nine months ended September 30, 2000 consisted primarily of proceeds totaling $34.7 million received from the sale of investments, offset by cash paid of approximately $37.1 million for acquisitions and investments. Cash used in investing activities for the nine months ended September 30, 2001 consisted of capital expenditures.

     Cash provided by financing activities for the nine months ended
September 30, 2000 was $33.0 million, which was primarily derived from net borrowings under the line of credit of $23.9 million and sales of common stock issued through our stock option and employee stock purchase plans of $9.5 million. Cash used in financing activities totaled $2.1 million for the nine months ended September 30, 2001 and consisted primarily of repayment of borrowings under our line of credit, notes payable and capital lease obligations, partially offset by proceeds from the issuance of common stock.

     As of September 30, 2001, $23.0 million was outstanding under our senior secured credit facility ("line of credit") with a group of financial institutions. The line of credit expires in February 2004. Loans under this line of credit bear interest, at our discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 1.50%, the ("base rate margin"), or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50%, the ("LIBOR rate margin"). The line of credit is secured by substantially all of our assets. The line of credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. On July 19, 2001, we executed an amendment to our line of credit agreement, which among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount with respect to the first and second quarters of our fiscal 2001 financial results.

     We have no material cash commitments other than obligations under our credit facilities, promissory notes, and operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

Risk Factors That May Affect Results of Operations and Financial Condition

     You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 2000, and other reports and filings made with the Securities and Exchange Commission before investing in our common stock. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment. See the note regarding forward-looking statements included at the beginning of Item 2. Management's Discussion and
                                        -----------------------------------
Analysis of Financial Condition and Results of Operations.
----------------------------------------------------------

We expect our quarterly results to fluctuate. If we fail to meet earnings estimates, our stock price could decline.

     Our quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside of our control. The factors outside of our control include:

     o telecommunications market conditions and economic conditions generally;

     o the timing and size of network deployments by our carrier customers and the timing and size of orders for network equipment built by our vendor customers;

     o fluctuations in demand for our services;

     o the length of sales cycles;

     o reductions in the prices of services offered by our competitors; and

     o costs of integrating technologies or businesses that we add.

     The factors substantially within our control include:

     o changes in the actual and estimated costs and time to complete fixed-price, time-certain projects;

     o the timing of expansion into new markets, both domestically and internationally; and

     o the timing and payments associated with possible acquisitions.

     Due to these factors, our quarterly revenues, expenses and results of operations have recently varied significantly and could continue to vary significantly in the future. You should take these factors into account when evaluating past periods, and, because of the potential variability due to these factors, you should not rely upon results of past periods as an indication of our future performance. In addition, we may from time to time provide estimates of our future performance. Estimates are inherently uncertain and actual results are likely to deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties in our business, including, but not limited to, those set forth in these risk factors. We undertake no duty to update estimates if given. In addition, the long-term viability of our business could be negatively impacted if there were a sustained downward trend in our revenues and results of operations. Because our operating results may vary significantly from quarter to quarter based upon the factors described above, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to decline significantly.

     In recent months, we have experienced a negative impact to our earnings and stock price as a result of the foregoing factors that may cause our quarterly results to fluctuate. We may continue to incur losses for the foreseeable future. Due to the recent downturn in the financial markets generally, and specifically the slowdown in wireless telecommunications infrastructure spending, some of our customers have cancelled or suspended their contracts with us and many of our customers and potential customers have postponed entering into new contracts for our services. The reduction in the availability of capital due to the downturn has also delayed the completion of mergers contemplated by some of our customers, which has resulted in project delays. In addition, unfavorable economic conditions are causing some of our customers to take longer to pay us for services we perform, increasing the average number of days that our receivables are outstanding. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed and three of our customers have filed for bankruptcy protection in recent months. If we are not able to collect amounts due to us, we may be required to write-off significant amounts of our accounts receivable. For example, we recognized bad debt expense of $3.5 million during the first quarter of fiscal 2001 due to Advanced Radio Telecom's filing for bankruptcy protection and we recognized bad debt expense of $13.9 million for the entire Metricom, Inc. receivable due to Metricom's filing for bankruptcy protection and $1.3 million for US Wireless during the second quarter of 2001. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decrease in revenues. If we restructure our business in an effort to minimize our expenses, we may incur associated charges. As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and any predictions we make are subject to significant revisions and are very uncertain.

Our success is dependent on the continued growth in the deployment of wireless networks, and to the extent that such growth cannot be sustained our business may be harmed.

     The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States and internationally. Recently, however, many telecommunications carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, and a general economic slowdown in the United States. It is difficult to predict whether these changes will result in a sustained downturn in the telecommunications industry. If the rate of growth continues to slow and carriers continue to reduce their capital investments in wireless infrastructure or fail to expand into new geographies, our business will be significantly harmed.

     The uncertainty associated with rapidly changing telecommunications technologies may also continue to negatively impact the rate of deployment of wireless networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities. If telecommunications service providers continue to perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may, as a result, continue to slow their development of next generation technologies. Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

Our revenues will be negatively impacted if there are delays in the deployment of new wireless networks.

     A significant portion of our revenues is generated from new licensees seeking to deploy their networks. To date, the pace of network deployment has sometimes been slower than expected, due in part to difficulty experienced by holders of licenses in raising the necessary financing, and there can be no assurance that future bidders for licenses will not experience similar difficulties. In addition, uncertainties regarding the availability and allocation of spectrum have caused delays in network deployment. There has also been substantial regulatory uncertainty regarding payments owed to the United States government by past successful wireless bidders, and such uncertainty has also delayed network deployments. In addition, factors adversely affecting the demand for wireless services, such as allegations of health risks associated with the use of mobile phones, could slow or delay the deployment of wireless networks. These factors, as well as delays in granting the use of spectrum, legal decisions and future legislation regulations may slow or delay the deployment of wireless networks, which in turn, could harm our business.

If our customers do not receive sufficient financing, our business may be seriously harmed.

     Some of our customers and potential customers have limited or no operating histories and limited financial resources. These customers often must obtain significant amounts of financing to pay for their spectrum licenses, fund operations and deploy their networks. Other customers of ours rely upon outside financing to pay the considerable costs of deploying their networks. In either instance, we frequently work with these companies prior to their receipt of financing. If these companies fail to receive adequate financing or experience delays in receiving financing, particularly after we have begun working with them, our results of operations may be harmed. In addition, to the extent our customers continue to experience capital constraints, they could place pressure on us to lower the prices we charge for our services. If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenues and margins will decline and our results of operations would be harmed.

Our success is dependent on the continued trend toward outsourcing wireless telecommunications services.

     Our success is dependent on the continued trend by wireless carriers and network equipment vendors to outsource their network design, deployment and management needs. If wireless carriers and network equipment vendors elect to perform more network deployment services themselves, our revenues would likely decline and our business would be harmed.

A loss of one or more of our key customers or delays in project timing for key customers could cause a significant decrease in our net revenues.

     We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. We anticipate that our key customers will change in the future as current projects are completed and new projects begin. The services required by any one customer could be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. None of our customers is obligated to purchase additional services from us and most of our contracts with customers can be terminated without cause or penalty by the customer on notice to us. As a result of these factors, the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may not use our services in a subsequent period. Accordingly, we cannot be certain that present or future customers will not terminate their network service arrangements with us or significantly reduce or delay their contracts.

     The consolidation of equipment vendors or carriers could adversely impact our business.

     Recently, the wireless telecommunications industry has been characterized by significant consolidation activity. This consolidation may lead to a greater ability among equipment vendors and carriers to provide a full suite of network services, and may simplify integration and installation, which could lead to a reduction in demand for our services. Moreover, the consolidation of equipment vendors or carriers could have the effect of reducing the number of our current or potential customers, which could result in bargaining power for our remaining customers. This potential increase in bargaining power could create competitive pressures whereby a particular customer may request our exclusivity with them in a particular market and put downward pressure on the prices we charge for our services. Accordingly, we may not be able to represent some customers who wish to retain our services.

We may not be able to hire and retain a sufficient number of qualified engineers or other employees to sustain our growth, meet our contract commitments or maintain the quality of our services.

     To the extent we continue to grow, our future success will depend on our ability to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers and project managers, and we may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services in the future. In addition, as of September 30, 2001, 22% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued interim final regulations that place greater requirements on H-1B dependent companies, such as WFI, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, these regulations expose us to significant penalties, including a prohibition on the hiring of H-1B workers, if the Department of Labor deems us noncompliant.

     In addition, immigration policies are subject to rapid change, and these policies have generally become more stringent since the events of September 11, 2001. For example, the Mexican government will not issue visas to enter Mexico for people of certain nationalities without a prior background check conducted by the Gubernacion office in Mexico City. These policies may restrict our ability to send certain of our employees to Mexico that we deem necessary to sustain the growth of our subsidiary, WFI de Mexico. Any additional significant changes in immigration law or regulations may further restrict our ability to continue to employ or to hire new workers on H-1B visas and otherwise restrict our ability to utilize our existing employees as we see fit, and, therefore, could harm our business.

A significant percentage of our revenue is accounted for on a percentage-of-completion basis, which could cause our quarterly results to fluctuate.

     A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-completion basis. The portion of our revenue from fixed price contracts accounted for approximately 51% of our revenues for the nine months ended September 30, 2001. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to date to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If, in any period, we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. For example, in 1999 we revised the estimated costs to complete two large contracts which resulted in a reduction of gross margins by 9.9% in the first quarter of 1999 and 6.9% in the second quarter of 1999. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our financial results.

     Similarly, the cancellation or modification of a contract which is accounted for on a percentage-of-completion basis may adversely affect our gross margins for the period during which the contract is modified or cancelled. In the first quarter of fiscal 2001, we experienced such gross margin adjustments related to the suspension and termination of the Metricom and Advanced Radio Telecom contracts. Under certain circumstances, a cancellation or modification of a fixed price contract could also result in our having to reverse revenue that we recognized in a prior period, which could significantly reduce the amount of revenues we recognize for the period in which the adjustment is made. For example, if we have a three year fixed price contract where the contract fee is $1 million and the initial estimated costs associated with the contract are $550,000, and if, during the first year we incur $220,000 in costs related to the contract and correspondingly estimate that the contract is 40% complete, then under the percentage-of-completion accounting method we would recognize 40%, or $400,000 in revenue during the first year of the contract. If, during the second year of the contract the project is terminated with 35% of the services deemed provided to the client, then the total revenue for the project would be adjusted downward to $350,000, and the revenue recognizable during the second year would be the total revenue earned to date, the $350,000 less the revenue previously recognized or $400,000, resulting in a reversal of $50,000 of revenue previously recognized. To the extent we experience additional adjustments such as those described above, our revenues and gross margins will be adversely affected.

Our financial results may be harmed if we maintain or increase our staffing levels in anticipation of one or more projects and underutilize our personnel because such projects are delayed, reduced or terminated.

     Since our business is driven by large, and sometimes multi-year contracts, we forecast our personnel needs for future projected business. If we maintain or increase our staffing levels in anticipation of one or more projects and those projects are delayed, reduced or terminated, we may underutilize these additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our results of operations.

     Additionally, due to current market conditions, we are faced with the challenge of managing the appropriate size of our workforce in light of projected demand for our services. If we maintain a workforce sufficient to support a resurgence in demand, then in the meantime our general and administrative expenses will be high relative to our revenues and our profitability will suffer. Alternatively, if we reduce the size of our workforce in response to any decrease in the demand for our services, then our ability to quickly respond to any resurgence in demand will be impaired. As a result, to the extent that we fail to successfully manage this challenge our financial results will be harmed.

Our short operating history, our recent growth in expanding services, and the recent and sudden slowdown due to the current economic conditions in our industry limit our ability to forecast operating results.

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

Our operating results may suffer because of competition in our industry.

     The wireless network services market is highly competitive and fragmented and is served by numerous companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than us. We do not know of any competitors that are dominant in our industry. For a more complete description of our competition, see "Business--Competition" in our Annual Report on Form 10-K for the year ended December 31, 2000.

     We believe that the principal competitive factors in our market include the ability to deliver results within budget and on time, reputation, accountability, project management expertise, industry experience and pricing. In addition, expertise in new and evolving technologies, such as wireless internet services, has become increasingly important. We also believe our ability to compete depends on a number of factors outside of our control, including:

     o the prices at which others offer competitive services;

     o the ability and willingness of our competitors to finance customers' projects on favorable terms;

     o the ability of our customers to perform the services themselves; and

     o the responsiveness of our competitors to customer needs.

     We may not be able to compete effectively on these or other bases, and, as a result, our revenues and income may decline. In addition, we have recently begun to face competition from a new class of entrants into the wireless network services market comprised of recently unemployed telecommunications workers who have started their own businesses and are willing to operate at lower profit margins than ours. To the extent that these competitors are able to increase their market share, our business may suffer.

We must keep pace with rapid technological changes, market conditions and industry developments to maintain and grow our revenues.

     The market for wireless and other network system design, deployment and management services is characterized by rapid change and technological improvements. Our future success will depend in part on our ability to enhance our current service offerings to keep pace with technological developments and to address increasingly sophisticated customer needs. We may not successfully develop or market service offerings that respond in a timely manner to the technological advances of our customers and competitors. In addition, the services that we do develop may not adequately or competitively address the needs of the changing telecommunications marketplace. If we are not successful in responding to technological changes, market conditions or industry developments, our revenues may decline and our business may be harmed.

Our business operations could be significantly disrupted if we lose members of our management team.

     Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. See "Directors and Executive Officers of the Registrant," incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2000, for a listing of our executive officers. Our future performance will be substantially dependent on our ability to retain and motivate them.

We may not be successful in our efforts to identify, acquire or integrate acquisitions.

     Our failure to manage risks associated with acquisitions could harm our business. One important component of our business strategy is to expand our presence in new and existing markets by acquiring additional businesses. During 2000, we acquired seven businesses. We are almost continuously engaged in discussions or negotiations regarding the acquisition of businesses or strategic investments in businesses, some potentially material in relation to our size. We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of risks, including:

     o diversion of significant time and attention of our management;

     o difficulty in integrating and absorbing the acquired business, its employees, corporate culture, managerial systems and processes and services;

     o failure to retain key personnel and employee turnover;

     o customer dissatisfaction or performance problems with an acquired company;

     o assumption of unknown liabilities; and

     o other unanticipated events or circumstances.

     Our failure to adequately address any of these factors may negatively affect our expected profitability from acquisitions or harm our ability to successfully negotiate or complete future acquisitions.

We may not be successful in our efforts to integrate international acquisitions.

     A key component of our business model is to expand our operations in international markets. International acquisitions pose a challenge, as we must integrate operations despite differences in culture, language and legal environments. To date, we have limited experience with international acquisitions and face risks related to those transactions, including:

     o difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

     o different or conflicting regulatory or legal requirements;

     o foreign currency fluctuations; and

     o diversion of significant time and attention of our management.

     Our failure to address these risks could inhibit or preclude our efforts to pursue or complete international acquisitions.

We have recently expanded our operations internationally. Our failure to effectively manage our international operations could harm our business.

     We currently have international operations, including offices in Brazil, India, Mexico, United Kingdom and Sweden. For the nine months ended September 30, 2001, international operations accounted for approximately 34% of our total revenues. We believe that the percentage of our total revenues attributable to international operations will continue to be significant. We intend to expand our existing international operations and may enter additional international markets, which will require significant management time and financial resources and could adversely affect our operating margins and earnings. In order to expand our international operations, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets will be limited, and our business could be harmed.

     Our international business operations are subject to a number of material risks, including, but not limited to:

     o difficulties in building and managing foreign operations;

     o difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;

     o longer payment cycles;

     o foreign and U.S. taxation issues;

     o potential weaknesses in foreign economies, particularly in Europe, South America and Mexico;

     o fluctuations in the value of foreign currencies; and

     o unexpected domestic and international regulatory, economic or political changes.

     To date, we have encountered each of the risks set forth above in our international operations. If we are unable to expand and manage our international operations effectively, our business may be harmed.

Fluctuations in the value of foreign currencies could harm our profitability.

     The majority of our international sales are currently denominated in U.S. dollars. Fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian real and Mexican peso. In addition, we conduct business in Swedish krona, British pound sterling, and Euro. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

We may encounter potential costs or claims resulting from project performance.

     Our engagements often involve large scale, highly complex projects. Our performance on such projects frequently depends upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, personnel and our own, in a timely manner. Many of our engagements involve projects that are significant to the operations of our customers' businesses. Our failure to meet a customer's expectations in the planning or implementation of a project or the failure of our personnel or third-party contractors to meet project completion deadlines could damage our reputation, result in termination of our engagement and adversely affect our ability to attract new business. We frequently undertake projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in a direct reduction in payments to us, or payment of damages by us, which would harm our business.

As of September 30, 2001, executive officers and directors and their affiliates controlled 51% of our outstanding common stock and as a result are able to exercise control over matters requiring stockholder approval.

     As of September 30, 2001, executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 51% of our outstanding common stock. In particular, our Chairman, Massih Tayebi, and our Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 45% of our outstanding common stock. In addition, other members of the Tayebi family owned, in the aggregate, approximately 7% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, which include preventing a third-party from acquiring control over us. These transactions may also include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares. For further information regarding our stock ownership, see "Security Ownership of Certain Beneficial Owners and Management" incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2000.

Our stock price may be particularly volatile because of our industry.

     The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and telecommunications companies have been extremely volatile, and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of those companies. These broad market fluctuations could adversely affect the price of our common stock. For further information regarding recent stock trends, see "Market for Registrant's Common Equity and Related Stockholder Matters" in our Annual Report on Form 10-K for the year ended December 31, 2000.

Provisions in our charter documents and Delaware law may make it difficult for a third-party to acquire us and could depress the price of our common stock.

     Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our management or us. These provisions may also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate action. As a result, these provisions could limit the price that investors are willing to pay for shares of our common stock. These provisions include:

     o authorizing the board of directors to issue preferred stock;

     o prohibiting cumulative voting in the election of directors;

     o limiting the persons who may call special meetings of stockholders;

     o prohibiting stockholder action by written consent; and

     o establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at meetings of our stockholders.

     We are also subject to certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with an interested stockholder unless specific conditions are met.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to foreign currency risks due to both transactions and translations between a functional and reporting currency in our Mexican, Brazilian and United Kingdom subsidiaries. We currently do not hedge any of these risks because we do not believe that to do so is justified by the current exposure and the cost at this time. We are exposed to the impact of foreign currency fluctuations due to the operations of and intercompany transactions with our consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. The following table sets forth total amounts owed to our U.S. operations from our Mexican, Brazilian, and United Kingdom subsidiaries at September 30, 2000 and 2001 (denominated in U.S. dollars, in millions):

                                                     2000          2001
                                                     -----        -----
            Mexico ................................  $10.0        $ 9.2
            Brazil ................................  $ 1.3        $ 2.4
            United Kingdom ........................  $ 2.4        $ 9.0

     The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the intercompany balances at September 30, 2000 and 2001 are as follows (denominated in U.S. dollars, in millions):

                                                     2000          2001
                                                     -----        -----
            Mexico ................................  $ 1.0        $ 0.9
            Brazil ................................  $ 0.1        $ 0.2
            United Kingdom ........................  $ 0.2        $ 0.9

     In addition, we estimate that a 10% change in foreign exchange rates would impact reported operating profit by approximately $1.0 million and $0.7 million for the nine months ended September 30, 2000 and 2001, respectively. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period.

     We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, management believes that it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

     As of September 30, 2001, $23.0 million was outstanding under our senior secured credit facility ("line of credit") with a group of financial institutions. The line of credit expires in February 2004. Loans under this line of credit bear interest, at our discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 1.50%, the ("base rate margin"), or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50%, the ("LIBOR rate margin"). The line of credit is secured by substantially all of our assets. The line of credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. On July 19, 2001, we executed an amendment to our line of credit agreement, which among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount with respect to the first and second quarters of our fiscal 2001 financial results.

     We do not utilize any derivative financial instruments to hedge the interest rate fluctuation as our balances under the credit facility are borrowed over the short term and we currently retain the ability to pay down amounts borrowed through our operational funds. A hypothetical 10% adverse change in the weighted average interest rate for the nine months ended September 30, 2001 would have increased net loss for the period by approximately $0.1 million.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In October 2000, we were notified that Norm Korey, a former employee who was terminated by us, has asserted that he is owed certain commissions and stock options and severance pay from us. We were served with a formal arbitration demand relating to the matter in January 2001. Limited discovery commenced in August 2001. During discovery, Mr. Korey made claims against us for in excess of $6.0 million. We believe the arbitration claims of Mr. Korey are without merit and intend to vigorously defend against them.

      In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company's common stock at various times on or after November 4, 1999. The complaints allege that the registration statement and prospectus dated November 4, 1999, issued by the Company in connection with the public offering of the Company's common stock contained untrue statements of material fact or omissions of material fact in violation of securities laws because the registration statement and prospectus allegedly failed to disclose that the offering's underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company's common stock in the aftermarket. The actions seek unspecified monetary damages and other relief. On August 8, 2001, the above-referenced lawsuits were consolidated for pretrial purposes with hundreds of similar lawsuits filed against other initial public offering issuers and their underwriters in the Southern District of New York. An initial case management conference was held on September 7, 2001 for all the lawsuits, at which time the court ordered that the time for all defendants to respond to any complaint be postponed until further notice of the Court. The Company believes these lawsuits are without merit and intends to vigorously defend against them.

     In addition to the foregoing matters, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 2. Changes in Securities and Use of Proceeds

     On October 17, 2001, we issued an aggregate of 1,638,838 shares of our common stock, valued at $7.3 million, to Davis Bay, LLC. The shares were issued pursuant to a second amendment to the asset purchase agreement executed on September 27, 2001 by the Company and Davis Bay. The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D of the Securities Act of 1933, based on the representation by Davis Bay that it is an accredited investor.

     On October 30, 2001, we issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, valued at $35.0 million, in a private placement to investment funds managed by Oak Investment Partners. The shares were issued for a common stock equivalent price of $5.50 per share. Each share of Series A Convertible Preferred Stock is initially convertible into 100 shares of common stock at the option of the holder at any time subject to certain provisions in the agreement. After July 2004, the Series A Convertible Preferred Stock will automatically convert into shares of the Company's common stock if and when our common stock trades at or above $11.00 per share for 30 consecutive days after that date. The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D of the Securities Act of 1933, based on the representation by the purchasers that they are accredited investors.

Item 6. Exhibits and Reports on Form 8-K:

     (a). Exhibits:

          Exhibit
          Number      Description of Document
          -------     -----------------------
          4.1         Restated Certificate of Incorporation filed and effective
                      on November 5, 1999.

          4.2 Certificate of Designations, Preferences and Rights of Series A Preferred Stock.

     (b). Reports on Form 8-K:

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WIRELESS FACILITIES, INC.

                                    By:   /s/ MASOOD K. TAYEBI, PH.D
                                       -----------------------------------------
                                              Masood K. Tayebi, Ph.D.
                                              Chief Executive Officer


                                    By:   /s/ DAN STOKELY
                                       -----------------------------------------
                                              Dan Stokely
                                       Vice President Corporate Controller and
                                       Principle Accounting Officer

Date: November 13, 2001