Form 10-K
period 2001-12-31
WIRELESS FACILITIES INC
filed 2002-03-19
CIK 1069258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         --------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates as of March 11, 2002 was approximately $100 million, based on the closing sale price on the NASDAQ market exchange on that date. *

     The number of shares outstanding of the Registrant's Common Stock was 47,621,270 as of March 11, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of registrant's proxy statement for the annual meeting to be held on June 21, 2002 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

* Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 11, 2002.

                            WIRELESS FACILITIES, INC.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
PART I
Item 1.    Business                                                                                 3
Item 2.    Properties                                                                              17
Item 3.    Legal Proceedings                                                                       17
Item 4.    Submission of Matters to a Vote of Security Holders                                     18

PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters               19
Item 6.    Selected Financial Data                                                                 20
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                              28
Item 8.    Financial Statements and Supplementary Data                                             29
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    29

PART III

Item 10.   Directors and Executive Officers of the Registrant                                      30
Item 11.   Executive Compensation                                                                  30
Item 12.   Security Ownership of Certain Beneficial Owners and Management                          30
Item 13.   Certain Relationships and Related Transactions                                          30

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                         31

                                     PART I

Item 1. Business
----------------

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled "Risk Factors" in Item 1 of this Annual Report on Form 10-K and in other sections of this Annual Report on Form 10-K, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

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

Description of the business
---------------------------

General

     Wireless Facilities, Inc. is an independent provider of outsourced services for the wireless communications industry. We were incorporated in the state of New York on December 19, 1994, began operations in March 1995, and were reincorporated in the state of Delaware in 1998. We completed our initial public offering on November 5, 1999.

     We plan, design, deploy and manage wireless telecommunications networks. This work involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. As part of our strategy, we are technology and vendor independent. We believe that this aligns our goals with those of our customers and enables us to objectively evaluate and recommend specific products or technologies. We provide network design and deployment services to wireless carriers such as (in alphabetical order) AT&T Wireless, Cingular, Telcel and Verizon and equipment vendors such as Ericsson, Nortel and Siemens. During 2001, we also provided services to Bechtel Corporation, a global engineering and project management company. In turn, Bechtel Corporation provides services to both wireless carriers and equipment manufacturers.

     The wireless telecom industry has experienced rapid growth over the past few years and carriers have made large capital investments to expand their networks. During 2001, however, a weakened economy and tightened capital markets constrained the growth of these capital investments, thus reducing demand for infrastructure equipment and related services. As carriers deploy their networks, they have been faced with a proliferation in both the number and type of competitors. Due to this increasingly competitive and capital constrained environment, carriers are experiencing challenges associated with managing complex networks and technologies and must focus now on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better call quality, faster data transmission and lower prices. These changes have put pressure on carriers and equipment vendors to allocate their resources effectively, which we believe could increasingly lead them to outsource network planning, design, deployment and management.

     Our services are designed to improve our customers' competitive position through the planning, design and deployment and management of their networks. We developed a methodology of planning and deploying wireless networks that allows us to deliver reliable, scalable network solutions. We offer our services primarily on a fixed-price basis with scheduled deadlines for completion times, that is, on a time-certain basis. We believe this enables our customers to more reliably forecast the costs and timing of network deployment and management. This allows our customers to focus on their core competencies and rely on us for planning, designing, deploying and managing their networks.

     In addition to our United States operations, as of December 31, 2001, we had ongoing projects in countries within Europe, Middle East, Africa (collectively, "EMEA") and Latin America. In 2001, 32% of our revenues were derived from international operations.

Industry Background

     Wireless networks are telecom systems built using radio equipment. The implementation of a wireless network involves several project phases, including planning, design and deployment. During the planning phase, decisions are made about the type of equipment to be used, where it will be located and how it will be configured. These decisions are based on a number of analytical considerations, including phone subscriber profiles and target markets, forecasts of call usage, financial modeling and forecasting and radio engineering analysis. The design phase follows, and involves the coordinated efforts of radio engineers, site development professionals and other technical disciplines. Potential equipment sites are identified, based on a range of variables including radio propagation characteristics, economics, site access, and construction feasibility.

     Once a network design has been accepted, land or building rooftops must be bought or leased for towers or telecom equipment, including radio base stations, antennas and supporting electronics. This site development phase requires input from a number of specialists, including real estate, land use and legal professionals who work with local jurisdictions to secure any necessary land use, zoning and construction permits. Next, construction and equipment installation must be performed. Finally, radio frequency engineers commission the new radio equipment, test it, integrate it with existing networks and tune the components to optimize performance.

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

Changes in the Wireless Telecom Industry

     Wireless carriers are under pressure to continuously upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for pervasive wireless service. The demand for wireless Internet access and other data services, also known as mobile wireless broadband services, has created the need to adopt new technologies such as those embodied in the nearer-term 2.5G and emerging third-generation (3G) standard. High-speed fiber networks are being coupled with mobile broadband wireless technologies to deliver enhanced telecom capabilities and features to new customers and markets. During 2001, a weakened world economy and tightened capital markets constrained the growth of the wireless telecommunications industry, resulting in a delay in buildouts of wireless communications networks.

     As carriers deploy their wireless networks, they face significant competition. Through privatization in the 1980s, domestic and international deregulation in the 1990s, and more recently, tightened capital markets and the lifting of spectrum caps in the United States, the competitive landscape has changed for wireless carriers. For carriers to differentiate themselves and remain competitive in this new environment, they have been required to deploy networks to:

     . provide seamless nationwide coverage and avoid expensive roaming costs on competitors' networks in markets where carriers do not currently own infrastructure;

     .    offer PCS service in new geographic markets;

     . offer enhanced services, such as one rate plans, caller ID, text messaging and emergency 911 locator services;

     . implement third-generation (3G) network standards to deliver wireless broadband data services, including Internet access and two-way e-mail; and

     . offer wireless local loop systems domestically to bypass incumbent wireline competitors and in developing countries lacking modern wireline telephone infrastructure.

     A number of emerging telecommunication carriers, whose business models were originally funded when the capital markets were more robust, have found it increasingly difficult to secure additional funds to complete the build-out of their technologies and networks and as a consequence, certain carriers filed for bankruptcy during 2001. In addition, many established carriers have stopped or deferred the build-out of their networks in the current uncertain markets for capital and telecommunication services. As a result, notwithstanding long-term growth projections for the wireless telecommunications industry, the near-term outlook for the deployment of wireless networks remains uncertain. See the section "Risk Factors" in Item 1 of this Annual Report on Form 10-K.

Challenges for Wireless Carriers and Equipment Vendors

     Due to this increasingly competitive environment, carriers are focused on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better quality, faster data transmission and lower prices. It has also created an environment where speed to market is an important component of a wireless carrier's success. Carriers are also faced with the challenge of managing increasingly complex networks and technologies. For example, the introduction of wireless Internet technologies and the growth in mobile broadband wireless services requiring the transmission of large amounts of data creates additional new technological hurdles for carriers establishing or upgrading their networks. In this dynamic environment, customer acquisition and retention are key determinants of success. In our experience, this has led carriers to increasingly prioritize their resources and focus on revenue generating activities by outsourcing functions outside their core competencies.

     The changing environment is also placing significant operational challenges on carriers. Carriers must make decisions about which geographic markets to serve and which services and technologies to offer. Staffing challenges and process implementations can present cost uncertainties and operational challenges for carriers to deploy and manage their networks. The technical complexity of wireless networks is increasing for carriers as the concurrent management of analog, legacy digital and next generation technologies evolves. Additionally, networks are being deployed with equipment from unrelated vendors, posing system integration challenges. This situation is exacerbated by consolidation within the industry as many emerging operators are acquired or cease their operations. While consolidation creates opportunities for new technology platforms and allows business models and data solutions to form new nationwide networks, this often entails operational challenges for carriers to effectively integrate their distinct networks.

     Equipment vendors are also facing numerous challenges as they develop new generations of equipment with increased features and functionality. Vendors traditionally provide equipment and related services that can be deployed within a carrier's existing network and integrate with equipment offered by other vendors. As a result of the rapid pace of technological change, we believe that equipment vendors have increasingly focused on offering competitive product solutions and outsourced services such as network design, deployment and management. During 2001, equipment manufacturers underwent substantial downsizing as a result of tight capital markets and reduced carrier infrastructure investments. In an effort to continue to provide the full range of services required to implement their equipment, we believe manufacturers will increasingly turn to outsourcing for these technical services.

The Need for Outsourcing

     We believe that carriers, equipment vendors and related engineering and project management companies are outsourcing network planning, design and deployment and management to focus on their core competencies and refine their competitive advantage. We believe wireless carriers and equipment vendors who are seeking outsourcing are looking for service providers who:

     . accommodate larger-scale, domestic and international design and deployment projects through sufficient numbers of highly skilled and experienced employees;

     .    offer turnkey solutions;

     .    are technology and vendor independent;

     .    offer fixed-price, time-certain services; and

     . update, manage, optimize, monitor and maintain complex wireless networks.

The WFI Solution

     We provide outsourced services to telecom carriers, equipment vendors and related engineering and project management companies for the planning, design, deployment and ongoing optimization and management of wireless networks. We offer turnkey solutions on a fixed-price, time-certain basis as well as on a time and expense method. We have expertise with all major wireless technologies, and have deployed equipment supplied by a majority of the world's leading equipment vendors. We believe that we are better able to manage large-scale deployments for our customers, both domestically and internationally than telecommunications carriers using their own internal resources or coordinating multiple sub-contractors. Our project management process enables us to meet our customers' needs for high quality networks delivered on time and within budget.


     Turnkey Solutions. Traditionally, carriers engaged a number of firms or used internal personnel to build and operate their wireless networks. In this case, the carrier was responsible for the coordination and integration of the various groups and defined and implemented the process to be used. The turnkey approach that we offer allows the carrier to engage a single responsible party who is accountable for delivering and managing the network under a single master service agreement. In contrast to traditional methods, we provide management services during each phase of the engagement, enabling us to efficiently schedule processes and resources, reducing the time and cost of network deployment and management. We provide our customers with a primary point of accountability and reduce the inefficiencies associated with coordinating multiple subcontractors. In addition, we eliminate the need for a carrier or equipment vendor to assemble, train and retain network deployment and management staff, resulting in potential cost and time efficiencies. This allows carriers and vendors to focus their resources on revenue generating activities.

     Technology and Vendor Independence for Both Mobile and Fixed Wireless Operations. We have experience in all major wireless technologies, including: conversion of analog, cellular systems to digital capability (CDMA, TDMA, GSM, and iDEN); deployment of digital PCS systems; migration to 3G network platforms to provide high speed wireless data Internet capability, such as UMTS spectrum in Europe; and development of emerging broadband technologies in the MMDS and LMDS spectrums. Two critical components of our ability to meet and exceed customer expectations are our broad scope of services and our technology expertise and independence. We are continually keeping abreast of next generation technologies to maintain technology expertise. Consistent with our vendor independent policy, we have not aligned ourselves with the products of any particular vendor. We provide services to many of the largest wireless carriers along with engineering staff that are qualified and approved by nearly every major wireless equipment vendor. Our technology and vendor independence results in objective recommendations to the customer based on the full profile of the customer's needs.

     Fixed-Price and Time-Certain Delivery. A majority of our services are sold primarily on a fixed-price, time-certain basis, where our customers pay by the cell site or project, rather than by the hour. By selling our services primarily on a fixed-price, time-certain basis, we enable our customers to better forecast their capital expenditures and more accurately forecast the timing and costs of network deployment and management. This allows them to focus on their core competencies and rely on us for the cost-effective planning, deployment and management of their networks.

     Time and Expense Services. We also provide services to customers on a time and expense method whereby customers are billed for our services by the hour and for related expenses incurred for materials required to complete a project. This service type provides our customers with the flexibility to outsource certain projects which allows them to leverage their own resources.

     Proven Methodology. Our project management process enables us to meet our customers' needs without compromising quality. We leverage our experience, which we obtained from implementing hundreds of projects, to reduce time to market for new projects. For example, project managers utilize our project management process to chart project progress and coordinate the integration of numerous specialized activities during the design and deployment of a network. We have dedicated staff employed to facilitate efficient feedback of information among the various specialized activities so that our project teams work quickly and effectively. Through this coordinated effort and the use of Dynamic Tracker(TM), our proprietary project tracking software tool, we are able to optimize resource deployment and deliver solutions on time and within budget.

     Depth and Scale. Our principal asset is our staff, 84% of whom work directly on customer projects. As of December 31, 2001, we had approximately 625 engineers, 25% of whom have advanced degrees. Our technological expertise and industry knowledge has enabled us to form strong customer relationships with early stage telecom ventures, as well as established carriers and equipment vendors. In addition, we have established corporate resource centers in Mexico, Brazil, the United Kingdom and Sweden. We believe our presence in these countries facilitates our ability to customize services to meet the needs of our international customer base.

Strategy

     Our objective is to be the global leader in telecom outsourcing. This means being the leading independent provider of complete outsourced wireless telecom network services, including network planning, design, deployment, and management. The key elements of our strategy include:

     Reinforce our focus on larger, top tier clients and customer satisfaction. Our long-term success depends upon our ability to consistently deliver value to our customers in the form of completed projects, rendered to the highest professional standards, delivered on time and within budget. By offering turnkey solutions on a fixed-price, time-certain basis, we hold ourselves to the expectations set with our customers. We strive to exceed customer expectations on every project. We believe we have been successful in developing customer loyalty and trust because of our high standards and vendor and technology independence. Customer satisfaction is demonstrated by the fact that a high level of our customers has used WFI services for repeat projects.

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

     Pursue opportunities for international growth. International markets represent a significant opportunity for future growth. We established corporate resource centers in Mexico and Brazil in 1998, the United Kingdom in 1999, and Sweden in 2000. By the end of 2001, we had begun planning the emergence of corporate resources in China. We intend to increasingly execute international projects with both local professional resources and by the use of allocated resources from other market segments. Initially, our international revenues resulted from deployment contracts with multinational equipment vendors. However, as we continue to penetrate foreign markets, we expect to continue to capitalize on opportunities created by privatization, new licensees and the expansion of wireless local loop networks.

     Continue to attract and retain qualified personnel. Technology drives our industry. As a result, our engineers and site development teams are critical to our success. We have implemented an institutional process for career development and training. We intend to continue to attract and retain qualified staff by offering our employees challenging projects and opportunities to work with emerging technologies within a corporate culture that fosters innovation and encourages learning and professional development. We intend to continue to invest in training and professional development.

     Capitalize on prior project experience. We have participated in the deployment of thousands of cell sites. The experience we have gained through these projects is reflected in our project management process and proprietary project management tools. This experience allows us to optimize the allocation of our resources and consistently meet our customers' needs without compromising quality. We will also seek to leverage our knowledge gained in international markets, such as the deployment of 3G technology in domestic markets. We will continue to refine our processes, methodologies and project management tools, matching them to new customer and technology requirements.

     Network Services

     We provide a comprehensive suite of network solutions to wireless carriers and equipment vendors, from feasibility planning, to design, deployment and ongoing network management.

     Business Consulting

     We provide business consulting services for all pre-deployment planning steps involved in technology assessment, market analysis, and business plan development.

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

     Technology Evaluation and Vendor Selection. The Advanced Technology Group, a group of experts in wireless telecommunications technologies and applications, assists customers in determining the best equipment for a particular project, analyzing the feasibility of a particular technology for a network plan and managing the bidding process from multiple equipment vendors. Consistent with our independence from vendors and technology, evaluation and selections are made to suit the customers profile of needs.

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

     We have worked on a number of high profile business and technology planning projects in the wireless industry, covering a range of mobile broadband and satellite technologies. Although the size of these projects is typically smaller in scope than design and deployment projects, they are strategically important to us because they represent opportunities to build relationships and credibility with customers during the planning phase, and they enhance our experiences with leading edge technologies. These services are offered on both a time and materials and fixed price basis.

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

     Microwave Relocation. To enable customers to use the radio frequency spectrum they have licensed, it is often necessary for customers to analyze the licensed spectrum for microwave interference and move incumbent users of this portion of the spectrum to new frequencies. We assist our customers in accomplishing this microwave relocation by providing complete point-to-point and point-to-multipoint line-of-sight microwave engineering and support services. Engineering and support services include identifying existing microwave paths, negotiating relocation with incumbent users, managing and tracking relocation progress and documenting the final decommissioning of incumbent users.

     Fixed Network Engineering. Most wireless calls are ultimately routed through a wireline network. As a result, the traffic from wireless networks must be connected with switching centers within wireline networks. We establish the most efficient method to connect cell sites to the wireline backbone, whether by microwave radio or by landline connections. Our engineers are involved in specifying, provisioning and implementing fixed network facilities. Additionally, the convergence of voice and data networks, specifically through broadband technologies, such as LMDS, MMDS and Fast Ethernet, has created a new subset of specialized fixed network engineering skills. These skills include planning, design, capacity and traffic analysis for packet-switched and Internet protocol router-based network elements. Engineering teams are trained in specialized data networking and Internet protocol engineering issues.

     Site Development. Site development experts study the feasibility of placing base stations in the area under consideration from a zoning perspective, negotiate leases and secure building permits, supervise and coordinate the civil engineering required to prepare the rooftop or tower site, manage multiple construction subcontractors and secure the proper electrical and telecommunications connections.

     Installation and Optimization Services. We install radio frequency equipment, including base station electronics and antennas, and recommend and implement location, software and capacity changes required to meet the customer's performance specifications. We provide installation and optimization services for all major PCS, cellular and mobile broadband wireless air interface standards and equipment manufacturers. We also perform initial optimization testing of installed networks to maximize the efficiency of these networks.

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

     Network Operations and Maintenance. For customers with ongoing outsourcing needs, we can assume responsibility for day-to-day operation and maintenance of their wireless networks. The relationship we develop with our customers for this type of outsourcing contract begins with a team of engineers and other professional and support staff matched to the customer's specific needs. We take into account such variables as grade of service and reliability requirements, equipment manufacturer certification and geographic layout of the system in question for determining the allocation of site maintenance and other responsibilities between our service team and the customer's own personnel. We provide staffing to perform the necessary services for centralized network monitoring and optimization services and ongoing optimization, operations, maintenance and repair of critical network elements, including base station equipment, mobile switching centers and network operating centers to the extent required by its customers. We also provide training services for the internal network staff of our customers.

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

     We continue to dedicate resources to maintaining and improving the project management process. At the conclusion of each engagement, incremental knowledge gained during the course of the project is incorporated into a knowledge database. We believe that the implementation and improvement of the project management process ultimately benefits clients. The methodology enables us to leverage technological and industry expertise to deliver reliable networks in a rapid fashion without sacrificing quality. We are committed to continually refining the project management process, customizing it for each new customer and for each new technology opportunity.

     Sales and Marketing

     We market and sell services through a direct sales force to wireless carriers and equipment vendors. As of December 31, 2001, we employed 34 full-time sales and marketing staff. Sales personnel work collaboratively with senior management, consulting and deployment personnel to develop new sales leads and secure new contracts. Each salesperson is expected to generate new sales leads and take responsibility as an account manager for specified accounts with existing customers. As account manager, the salesperson works with planning and deployment personnel assigned to that customer to identify opportunities for performing additional services for that customer.

     Customers

     We provide network design, deployment and management services to wireless carriers, equipment vendors and related engineering and project management companies. We have provided services to satellite service providers and wireless tower companies. A representative list of our customers (in alphabetical order) during 2001 includes AT&T Wireless, Bechtel, Cingular, Ericsson, Nextel, Siemens, Triton PCS, Telecorp PCS, Telcel and Verizon.

     Employees

     As of December 31, 2001, we employed 1,486 full time employees worldwide, including 1,249 in network, design and deployment services, 34 in sales and marketing, and 203 in general and administrative positions. None of our employees, with the exception of our Scandinavian employees, are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be satisfactory.

     Competition

Our market is highly competitive and fragmented and is represented by numerous service providers. However, primary competitors have been the internal engineering departments of carrier and equipment vendor customers. With respect to radio frequency engineering services, we compete with service providers that include American Tower, CelPlan Technologies, Comsearch (a subsidiary of Allen Telecom Inc.), Flextronics, LCC International, and Marconi Communications. We compete with site acquisition service providers that include General Dynamics and Whalen & Company, Inc. (a subsidiary of Tetra Tech, Inc.). These companies have also engaged in some site management activities. Competitors that perform civil engineering work during a build-out are normally regional construction companies. We compete with engineering and project management companies like Bechtel, Bovis Lend Lease and Fluor Daniel Inc. for the deployment of wireless networks. These companies are significant competitors given their project finance capabilities, reputations and international experience. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. We have worked as a subcontractor for Bechtel, and have developed a relationship whereby on occasions we have jointly pursued business opportunities, and will continue to do so in the future.

     We believe that the principal competitive factors in our market include the ability to deliver results within budget and on time, reputation, accountability, staffing flexibility, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies, such as mobile broadband wireless, has become increasingly important. We believe that the ability to integrate these technologies, as well as equipment from multiple vendors, gives us a competitive advantage as we can offer the best technology and equipment to meet a customer's needs. We believe our ability to compete also depends on a number of additional factors which are outside of our control, including:

     .    the prices at which others offer competitive services;

     . the ability and willingness of our competitors to finance customers' projects on favorable terms;

     .    the ability of our customers to perform the services themselves; and

     .    the responsiveness of our competitors to customer needs.

     Industry Segment Information

     Our operations are organized along service lines and include three reportable industry segments: Design and Deployment, Network Management, and Business Consulting. The following table sets forth the contribution of our industry segments to revenues and operating income (loss) for the fiscal years ended December 31, 1999, 2000 and 2001 (in millions):

                                          1999       2000       2001
                                         -------   --------   --------
Revenues:
    Design and deployment                $  86.9   $  205.6   $  159.5
    Network management                       4.5       42.7       40.4
    Business consulting                      1.3        7.6        7.3
                                         -------   --------   --------
     Total revenues                      $  92.7   $  255.9   $  207.2
                                         =======   ========   ========
Operating income (loss):
    Design and deployment                $  16.2   $   38.9   $  (59.1)
    Network management                       1.1       10.7      (11.2)
    Business consulting                      0.3        2.4       (1.2)
                                         -------   --------   --------
     Total operating income (loss)       $  17.6   $   52.0   $  (71.5)
                                         =======   ========   ========

     Geographic Segment Information

     In 2001, we realized approximately 32% of our revenues from projects outside of the United States. Revenues for the years ended December 31, 1999, 2000 and 2001 and long-lived assets at December 31, 1999, 2000 and 2001 derived by geographic segment are as follows (in millions):

                                     1999     2000     2001
                                     -----   ------   ------
United States                        $61.1   $183.7   $141.6
EMEA                                    --     18.0     22.5
Latin America                         31.6     54.2     43.1
                                     -----   ------   ------
           Total revenues            $92.7   $255.9   $207.2
                                     =====   ======   ======

                                     1999     2000    2001
                                     -----   ------   -----
United States                        $12.3   $ 71.5   $58.2
EMEA                                    --     29.2    21.9
Latin America                          0.3      1.1     1.9
                                     -----   ------   -----
           Total long-lived assets   $12.6   $101.8   $82.0
                                     =====   ======   =====

     Risk Factors

     You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment. See the note regarding forward-looking statements included at the beginning of Item
1. Business.

We expect our quarterly results to fluctuate. If we fail to meet earnings estimates, our stock price could decline.

     Our quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside of our control.

     The factors outside of our control include:

          . telecommunications market conditions and economic conditions generally;

          . the timing and size of network deployments by our carrier customers and the timing and size of orders for network equipment built by our vendor customers;

          .    fluctuations in demand for our services;

          .    the length of sales cycles;

          . the ability of certain customers to sustain capital resources to pay their trade accounts receivable balances;

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

     Due to these factors, our quarterly revenues, expenses and results of operations have recently varied significantly and could continue to vary significantly in the future. You should take these factors into account when evaluating past periods, and, because of the potential variability due to these factors, you should not rely upon results of past periods as an indication of our future performance. In addition, we may from time to time provide estimates of our future performance. Estimates are inherently uncertain and actual results are likely to deviate, perhaps substantially, from our estimates as a result of the many risks and uncertainties in our business, including, but not limited to, those set forth in these risk factors. We undertake no duty to update estimates if given. In addition, the long-term viability of our business could be negatively impacted if the recent downward trend in our revenues and results of operations is sustained. Because our operating results may vary significantly from quarter to quarter based upon the factors described above, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to decline significantly.

     During 2001, we experienced a negative impact to our earnings and stock price as a result of the foregoing factors that may cause our quarterly results to fluctuate. We may continue to incur losses for the foreseeable future. Due to the recent downturn in the financial markets generally, and specifically the slowdown in wireless telecommunications infrastructure spending, some of our customers have cancelled or suspended their contracts with us and many of our customers and potential customers have postponed entering into new contracts for our services and or have asked for price concessions. The reduction in the availability of capital due to the downturn has also delayed the completion of mergers contemplated by some of our customers, which has resulted in project delays. In addition, unfavorable economic conditions are causing some of our customers to take longer to pay us for services we perform, increasing the average number of days that our receivables are outstanding. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed and three of our customers filed for bankruptcy protection in 2001. If we are not able to collect amounts due to us, we may be required to write-off significant amounts of our accounts receivable. For example, we recognized bad debt expense of $3.5 million during the first quarter of fiscal 2001 due to Advanced Radio Telecom's filing for bankruptcy protection and we recognized bad debt expense of $13.9 million for the entire Metricom, Inc. receivable due to Metricom's filing for bankruptcy protection and $1.3 million for US Wireless due to US Wireless' filing for bankruptcy protection during the second quarter of 2001. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decrease in revenues. If we restructure our business in an effort to minimize our expenses, we may incur associated charges. As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and any predictions we make are subject to significant revisions and are very uncertain.

     If the downturn in the telecommunications industry continues or if we are unable to sufficiently increase our revenues or reduce our expenses, we may experience a negative impact to our financial results which may cause us to breach certain financial covenants. If we are unable to obtain waivers of compliance for breach of certain financial covenants, additional adverse consequences affecting availability of future funding could occur and repayment of our debt obligations could be accelerated, thus limiting our available liquidity and capital resources.

Our success is dependent on the continued growth in the deployment of wireless networks, and to the extent that such growth cannot be sustained our business may be harmed.

     The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States and internationally. Recently, however, many telecommunications carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, and a general economic slowdown in the United States and internationally. It is difficult to predict whether these changes will result in a sustained downturn in the telecommunications industry. If the rate of growth continues to slow and carriers continue to reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business will be significantly harmed.

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

     A significant portion of our revenues is generated from new licensees seeking to deploy their networks. To date, the pace of network deployment has sometimes been slower than expected, due in part to difficulty experienced by holders of licenses in raising the necessary financing, and there can be no assurance that future bidders for licenses will not experience similar difficulties. In addition, uncertainties regarding the availability and allocation of spectrum have caused delays in network deployment both in the Unites States and internationally. There has also been substantial regulatory uncertainty regarding payments owed to the United States government by past successful wireless bidders, and such uncertainty has also delayed network deployments. In addition, factors adversely affecting the demand for wireless services, such as allegations of health risks associated with the use of mobile phones, could slow or delay the deployment of wireless networks. These factors, as well as delays in granting the use of spectrum, legal decisions and future legislation regulations may slow or delay the deployment of wireless networks, which in turn, could harm our business.

If our customers do not receive sufficient financing, our business may be seriously harmed.

     Some of our customers and potential customers rely upon outside financing to pay the considerable costs of deploying their networks. If these companies fail to receive adequate financing or experience delays in receiving financing, particularly after we have begun working with them, our results of operations may be harmed. Even customers and potential customers that have adequate financing may delay deploying or upgrading their networks as they prioritize or ration their capital resources. In addition, to the extent our customers continue to experience capital constraints, they could place pressure on us to lower the prices we charge for our services, and they may be inclined to choose the services of our competitors to the extent our competitors are willing and able to provide project financing. If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenues and margins will decline and our results of operations would be harmed.

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

     Recently, the wireless telecommunications industry has been characterized by significant consolidation activity. This future consolidation within the wireless telecommunication industry may lead to a greater ability among equipment vendors and carriers to provide a full suite of network services, and may simplify integration and installation, which could lead to a reduction in demand for our services. Moreover, the consolidation of equipment vendors or carriers could have the effect of reducing the number of our current or potential customers, which could increase the bargaining power of our remaining customers. This potential increase in bargaining power could create competitive pressures whereby a particular customer may request our exclusivity with them in a particular market and put downward pressure on the prices we charge for our services. Accordingly, we may not be able to represent some customers who wish to retain our services.

We may not be able to hire and retain a sufficient number of qualified engineers or other employees to sustain our growth, meet our contract commitments or maintain the quality of our services.

     Our future success will depend on our ability to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers and project managers, and we may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services in the future. In addition, as of December 31, 2001, 24% (approximately 250) of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued interim final regulations that place greater requirements on H-1B dependent companies, such as WFI, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, these regulations expose us to significant penalties, including a prohibition on the hiring of H-1B workers, if the Department of Labor deems us noncompliant.

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

     A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-completion basis. The portion of our revenue from fixed price contracts accounted for approximately 52% of our revenues for the twelve months ended December 30, 2001. With the percentage-of-completion method for revenue recognition, we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to date to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If, in any period, we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. For example, in 1999 we revised the estimated costs to complete two large contracts which resulted in a reduction of gross margins by 9.9% in the first quarter of 1999 and 6.9% in the second quarter of 1999. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our financial results.

     Similarly, the cancellation or modification of a contract, which is accounted for on a percentage-of-completion basis, may adversely affect our gross margins for the period during which the contract is modified or cancelled. In the first quarter of fiscal 2001, we experienced such gross margin adjustments related to the suspension and termination of the Metricom and Advanced Radio Telecom contracts. Under certain circumstances, a cancellation or modification of a fixed price contract could also result in our having to reverse revenue that we recognized in a prior period, which could significantly reduce the amount of revenues we recognize for the period in which the adjustment is made. For example, if we have a three year fixed price contract where the contract fee is $1 million and the initial estimated costs associated with the contract are $550,000, and if during the first year we incur $220,000 in costs related to the contract and correspondingly estimate that the contract is 40% complete, then under the percentage-of-completion accounting method we would recognize 40%, or $400,000 in revenue during the first year of the contract. If, during the second year of the contract the project is terminated with 35% of the services deemed provided to the client, then the total revenue for the project would be adjusted downward to $350,000, and the revenue recognizable during the second year would be the total revenue earned to date, the $350,000 less the revenue previously recognized or $400,000, resulting in a reversal of $50,000 of revenue previously recognized. To the extent we experience additional adjustments such as those described above, our revenues and gross margins will be adversely affected.

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

     Additionally, due to current market conditions, we are faced with the challenge of managing the appropriate size of our workforce in light of projected demand for our services. If we maintain a workforce sufficient to support a resurgence in demand, then in the meantime our general and administrative expenses will be high relative to our revenues and our profitability will suffer. Alternatively, if we reduce the size of our workforce in response to any decrease in the demand for our services, then our ability to quickly respond to any resurgence in demand will be impaired. This challenge has resulted in our underutilization of employees due to the unforseen reduction in the demand for our services during fiscal 2001. To the extent that we fail to successfully manage this challenge, our financial results will be harmed.

Our short operating history, our recent growth in expanding services, and the recent and sudden slowdown due to the current economic conditions in our industry limit our ability to forecast operating results.

     We have generated revenues for only seven years and thus, we have only a short history from which to predict future revenues. This limited operating experience, together with the dynamic market environment in which we operate, including fluctuating demand for our services, reduces our ability to accurately forecast our quarterly and annual revenues. Further, we plan our operating expenses based primarily on these revenue projections. Because most of our expenses are incurred in advance of anticipated revenues, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenues. For further financial information relating to our business, see "Management's Discussion and Analysis of Financial Condition and Operating Results."

Our operating results may suffer because of competition in our industry.

     The wireless network services market is highly competitive and fragmented and is served by numerous companies. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than us. We do not know of any competitors that are dominant in our industry. For a more complete description of our competition, see the "Business--Competition" section of this Annual Report on Form 10-K.

     We believe that the principal competitive factors in our market include the ability to deliver results within budget and on time, reputation, accountability, staffing flexibility, project management expertise, industry experience and pricing. In addition, expertise in new and evolving technologies, such as wireless internet services, has become increasingly important. We also believe our ability to compete depends on a number of factors outside of our control, including:

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

     Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group. See "Directors and Executive Officers of the Registrant," incorporated by reference in this Annual Report on Form 10-K, for a listing of our executive officers. Our future performance will be substantially dependent on our ability to retain and motivate them.

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

We continue to enter new international markets. Our failure to effectively manage our international operations or respond to changing regulatory conditions in foreign markets could harm our business.

     We currently have international operations, including offices in Brazil, Mexico, United Kingdom and Sweden. For the twelve months ended December 31, 2001, international operations accounted for approximately 32% of our total revenues. We believe that the percentage of our total revenues attributable to international operations will continue to be significant. We intend to enter additional international markets, which will require significant management time and financial resources and could adversely affect our operating margins and earnings. In order to enter these new international markets, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets will be limited, and our business could be harmed.

          Our international business operations are subject to a number of material risks, including, but not limited to:

          .    difficulties in building and managing foreign operations;

          . regulatory uncertainties in foreign countries, including changing regulations and delays in licensing carriers to build out their networks in various locations;

          . difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;

          .    longer payment cycles;

          .    foreign and U.S. taxation issues;

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

     Our engagements often involve large scale, highly complex projects. Our performance on such projects frequently depends upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Many of our engagements involve projects that are significant to the operations of our customers' businesses. Our failure to meet a customer's expectations in the planning or implementation of a project or the failure of our personnel or third-party contractors to meet project completion deadlines could damage our reputation, result in termination of our engagement and adversely affect our ability to attract new business. We undertake projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in a direct reduction in payments to us, or payment of damages by us, which would harm our business.

As of December 31, 2001, executive officers and directors and their affiliates controlled 53% of our outstanding common stock (including the shares of common stock into which the shares of Series A Convertible Preferred Stock may be converted), and as a result are able to exercise control over matters requiring stockholder approval.

     As of December 31, 2001, executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 53% of our outstanding common stock, after giving effect to the conversion of Series A Convertible Preferred Stock. In particular, our Chairman, Massih Tayebi, and our Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 38% of our outstanding common stock. In addition, other members of the Tayebi family owned, in the aggregate, approximately 6% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, which include preventing a third-party from acquiring control over us. These transactions may also include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares. For further information regarding our stock ownership, see "Security Ownership of Certain Beneficial Owners and Management" incorporated by reference into this Annual Report on Form 10-K.

Our stock price may be particularly volatile because of our industry.

     The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and telecommunications companies have been extremely volatile, and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of those companies. These broad market fluctuations could adversely affect the price of our common stock. For further information regarding recent stock trends, see "Market for Registrant's Common Equity and Related Stockholder Matters" in this Annual Report on Form 10-K.

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

Item 2. Properties
------------------

     Our principal executive offices are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. Other executive offices are located in the following locations:
Sao Paulo, Brazil; Mexico City, Mexico; Stockholm, Sweden; and in London, U.K. The Company also leases office space to support engineering and deployment services in Reston, Virginia; Los Angeles, California; Oakland, California; Honolulu, Hawaii; Hingham, Massachusetts; Grand Rapids, Michigan; Montvale, New Jersey; Columbia, Maryland; Baltimore, Maryland; Bensalem, Pennsylvania and Beijing, China. The leases on these spaces expire at various times through March 2009.

     In conjunction with asset acquisitions that occurred in 2000, we assumed the operating leases of additional office space in the following locations:
Seattle, Washington; Chicago, Illinois; Houston, Texas; Denver, Colorado; Milwaukee, Wisconsin; and Portland, Oregon.

Item 3. Legal Proceedings
-------------------------

     In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company's common stock at various times on or after November 4, 1999. The complaints allege that the registration statement and prospectus dated November 4, 1999, issued by the Company in connection with the public offering of the Company's common stock contained untrue statements of material fact or omissions of material fact in violation of securities laws because the registration statement and prospectus allegedly failed to disclose that the offering's underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company's common stock in the aftermarket. On August 8, 2001, the above-referenced lawsuits were consolidated for pretrial purposes with similar lawsuits filed against hundreds of other initial public offering issuers and their underwriters in the Southern District Court of New York. An initial case management conference was held on September 7, 2001 for all the lawsuits, at which time the court ordered that the time for all defendants to respond to any complaint be postponed until further notice of the Court. The Company believes these lawsuits are without merit and intends to vigorously defend against them.

     In October 2000, we were notified that Norm Korey, a former employee who was terminated by us, asserted that he was owed certain commissions and stock options and severance pay from us. We were served with a formal arbitration demand relating to the matter in January 2001. In August 2001, the arbitration concluded with an award of $316,700 in favor of Norm Korey, representing severance pay, commissions and expense reimbursement. The outcome of this proceeding did not have a materially adverse effect on the Company.

     On July 25, 2000, we filed a complaint for Declaratory Relief in the Superior Court of the State of California for the County of San Diego, against Dr. Rahim Tafazolli, a former employee/consultant who received an unregistered certificate purportedly representing 45,000 shares of our common stock. The complaint sought a declaration that the subject certificate is invalid due to the forfeiture provisions of the employee benefit plan and due to Dr. Tafazolli's failure to perform the agreed services. On November 21, 2000, Dr. Tafazolli filed a cross-complaint seeking money damages and a declaration that he is entitled to receive an unrestricted WFI stock certificate for 45,000 shares. On July 2001, we entered into a settlement agreement with Dr. Tafazolli agreeing to issue Dr. Tafazolli 15,000 unrestricted shares. Massih Tayebi, our Chairman, and Masood K. Tayebi, our Chief Executive Officer, each agreed to transfer to us one-half of the shares due to Dr. Tafazolli under the settlement agreement. We have had no net increase in the number of outstanding shares of our common stock and no impact on our financial statements for the year ended December 31, 2001, as a result of this agreement.

     Advanced Radio Telecom Corp. ("ART"), which initiated Chapter 11 bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. The Company filed an answer contesting the allegations in this matter and intends to vigorously defend against this matter. In a related matter, ART has filed a partial objection to the Company's proof of claim. The Company has retained counsel and is currently prosecuting the full value of its claim.

     Metricom, Inc., which initiated Chapter 11 bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $1,416,240. The Company intends to vigorously defend against this matter.

     In addition to the foregoing matters, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     Our common stock is listed on the NASDAQ National Market System, under the symbol "WFII" and has traded since November 5, 1999.

     Our common stock began trading on the NASDAQ National Market System effective November 5, 1999. Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing prices for our common stock, as reported by NASDAQ. Such quotation represents inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                        High      Low
                                       -------   ------

Fiscal Year Ended December 31, 2001
  First Quarter                        $ 44.19   $ 4.13
  Second Quarter                       $  7.61   $ 3.69
  Third Quarter                        $  9.69   $ 4.29
  Fourth Quarter                       $  7.15   $ 4.27

Fiscal Year Ended December 31, 2000
  First Quarter                        $157.88   $39.63
  Second Quarter                       $ 93.63   $32.75
  Third Quarter                        $ 80.50   $48.13
  Fourth Quarter                       $ 62.66   $31.94

     On March 11, 2002, the closing price of our Common Stock as reported by Nasdaq was $5.10 per share. On March 11, 2002, there were approximately 47,621,270 shares of Common Stock outstanding, which were held by approximately 269 shareholders of record of our common stock.

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

     On October 30, 2001, we issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, and raised $34.9 million, net of issuance costs, in a private placement to investment funds managed by Oak Investment Partners. The shares were issued for a Common Stock equivalent price of $5.50 per share. Each share of Series A Convertible Preferred Stock is initially convertible into 100 shares of Common Stock at the option of the holder at any time subject to certain provisions in the agreement. After July 2004, the Series A Convertible Preferred Stock will automatically convert into shares of the Company's Common Stock if and when our Common Stock trades at or above $11.00 per share for 30 consecutive days after that date. Before any proceeds are distributed to the holders of Common Stock, each share of Series A Convertible Preferred Stock is entitled to receive $550.00 per share as a liquidation preference upon any liquidation, dissolution, winding up, consolidation, merger, reorganization, sale of all or substantially all of the Company's assets or certain change of control transactions (each a "Liquidation Event"). The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D of the Securities Act of 1933, based on the representation by the purchasers that they are accredited investors. We intend to use the net the proceeds from the offering to support future liquidity and expansion needs of the Company.

Item 6. Selected Financial Data
-------------------------------

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                     Year Ended December 31,
                                          (All amounts except per share data in millions)
                                           ---------------------------------------------
Consolidated Statement of Operations Data:   1997    1998    1999     2000     2001
                                             -----   -----   -----   ------   ------
Revenues                                     $22.7   $51.9   $92.7   $255.9   $207.2
Gross profit                                 $10.9   $23.8   $38.4   $115.8   $ 66.2
Operating income (loss)                      $ 7.0   $10.7   $17.6   $ 52.0   $(71.5)
Net income (loss)                            $ 6.8   $ 4.7   $ 9.6   $ 31.8   $(60.1)
Net income (loss) per share:
 Basic                                       $0.24   $0.17   $0.33   $ 0.76   $(1.31)
 Diluted                                     $0.23   $0.15   $0.27   $ 0.63   $(1.31)
Weighted average shares:
 Basic                                        28.7    28.4    29.1     41.8     45.9
 Diluted                                      29.3    30.7    35.2     50.5     45.9

                                                     As of December 31,
                                                 (All amounts in millions)
                                        -----------------------------------------------
Consolidated Balance Sheet Data:             1997    1998     1999     2000     2001
                                             -----   -----   ------   ------   ------
Cash and cash Equivalents                    $  .8   $ 2.9   $ 34.3   $ 18.5   $ 61.1
Working capital                              $ 9.2   $ 7.7   $ 91.4   $103.2   $104.3
Total assets                                 $11.1   $60.3   $134.4   $297.1   $275.9
Total debt                                   $  --   $16.0   $  2.7   $ 37.7   $ 42.1
Total stockholders' equity                   $ 9.8   $14.3   $101.4   $198.6   $197.8

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations ("MD&A")
        ----------------------

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the Section entitled "Risk Factors" in Item 1 in this Annual Report on Form 10-K and in other sections of this Annual Report on Form 10-K, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of the Annual Report on Form 10-K to conform this statement to actual results or to changes in its expectations.

     Overview

     Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services to the wireless telecommunications industry. During the years ended December 31, 2000 and December 31, 2001, we increased the number of our contracts, the scope of our services and our geographic presence. In the final months of 1999, we entered into our first contracts for network planning which contributed to increased revenues and net income during the year ended December 31, 2000. During 2000, we formed a subsidiary in the United Kingdom, Wireless Facilities International Limited. ("WFIL"). WFIL began servicing existing contracts and entering into new contracts in Europe, the Middle East and Africa ("EMEA") in April 2000. This work included services performed for many of the latest wireless technologies, including UMTS, broadband wireless applications, and voice and video applications. For the year ended December 31, 2001, our design and deployment, network management and business consulting segments contributed to 77%, 19% and 4% of our revenues, respectively. Revenues from our international operations contributed to 32% of our total revenues for the year ended December 31, 2001.

     Revenues from network planning, design and deployment contracts are primarily fixed price contracts which are recognized using the percentage-of-completion method. Under the percentage-of-completion method of accounting, cost of revenues on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate as total project cost estimates are revised on a periodic basis as deemed necessary. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For business consulting, network planning, design and deployment contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

     Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of corporate overhead, costs of expendable computer software and equipment, and other direct project-related expenses. Direct compensation and benefits is computed based on standard costs and actual hours billed. We review these standard costs periodically to ensure they are comparable to actual costs.

     Selling, general and administrative expenses include compensation and benefits, costs associated with underutilization, computer software and equipment, facilities expenses and other expenses not directly related to projects. Our sales personnel have, as part of their compensation package, incentives based on their productivity. During the year ended December 31, 2000, we completed the first phase of implementing a new financial management and accounting software program in our domestic operations. We completed the same software program implementation in Mexico by the second quarter of fiscal 2001 and as of December 31, 2001, we were in the final phases of implementation in the United Kingdom. Such software is expected to better accommodate our growth. We expect to incur expenses in subsequent periods related to licensing the software package and related personnel costs associated with phasing in its implementation in our international operations. We may also incur expenses related to a given project in advance of the commencement of the project as we increase our personnel to work on the project. New hires typically undergo training on our systems and project management process prior to being deployed on a project.

     Due to the recent downturn in the financial markets in general, and specifically within the telecommunications industry, many of our customers are having trouble obtaining necessary capital resources which are required to fund the expansion of their businesses (e.g., telecom network deployments and upgrades). The current volatility of the financial markets and economic slowdown in the U.S. and internationally has also intensified the uncertainty experienced by many of our customers, who are finding it increasingly difficult to predict demand for their products and services. As a result, many of our customers have and continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which has reduced the demand for our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. For example, during the first quarter of 2001, we announced that we received notice of contract suspension and termination from Metricom, Inc. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts owed to us, we may be required to write-off significant amounts of our accounts receivable. For example, three of our customers, Metricom, Inc., Advanced Radio Telecom and US Wireless filed for bankruptcy protection this year. This caused us to recognize bad debt expense of $3.5 million for Advanced Radio Telecom in the first quarter of fiscal 2001, $13.9 million for Metricom, Inc. and $1.3 million for US Wireless in the second quarter of fiscal 2002, which thereby negatively affected our profitability.

     Some of our contracts with our customers include billing milestones, whereby the client is not invoiced until certain milestones are reached. However, we recognize revenue under the percentage-of-completion method of accounting. If a contract is terminated by a customer or modified before a milestone is reached, we generally will be required to renegotiate the terms of payment for work performed but not yet billed. As a result of the market conditions described above, we began to experience this during fiscal 2001 with a number of our contracts that contain billing milestones. Due to the circumstances surrounding such cancellations or modifications and the financial condition of the related customers, the amount we ultimately collect from such customers may be, and often is, discounted from the amount we have previously recorded in unbilled accounts receivable and revenue. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decreases in revenues. We have experienced this challenge particularly with respect to managing our employee base, and this has resulted in underutilization of employees due to the unforeseen reduction in the demand for our services during fiscal 2001. In response to these factors and the lack of visibility and uncertain market conditions, we have taken steps and are continuing to take steps to reduce our level of expenditures. Specifically, we have reduced our headcount by approximately 28% since December 31, 2000. We have also implemented a more stringent expenditure approval policy, in an effort to further reduce our costs. Additionally, we expect to continue to review our internal processes throughout 2001 and make further adjustments as necessary.

     As a result of these and other factors, it has become extremely difficult to accurately forecast our future revenues and earnings, and we therefore cannot re-affirm estimates of our revenues or projections of our earnings that we have made in public statements prior to the date of this Annual Report on Form 10-K.

     Results of Operations

     Comparison of Results for the Year Ended December 31, 2000 to the Year Ended December 31, 2001

          Revenues. Revenues decreased 19% from $255.9 million for the twelve months ended December 31, 2000 to $207.2 million for the twelve months ended December 31, 2001. The $48.7 million decrease was primarily attributable to the recent decline in the economy and specifically, in wireless telecommunications infrastructure spending, which resulted in the suspension and termination of certain contracts. Revenues from international markets comprised 28% of our total revenues during the twelve months ended December 31, 2000 compared to 32% of our total revenues during the twelve month period ended December 31, 2001.

          Cost of Revenues. Cost of revenues increased slightly from $140.1 million for the twelve months ended December 31, 2000 to $141.0 million for the twelve months ended December 31, 2001 and gross profit was 45% of revenues for the twelve months ended December 31, 2000 compared to 32% for the twelve months ended December 31, 2001. The increase in cost of revenues and decline in gross profit is primarily attributable to the recent decline in the economy and specifically, in wireless telecommunications infrastructure spending, which resulted in the suspension and termination of certain contracts, including our contracts with Metricom, Inc. and Advanced Radio Telecom. The sudden and unexpected loss of these customers caused the expected overall margin on the related contracts to decrease and therefore a cumulative adjusting entry in the amount of $8.6 million was recorded in the first half of fiscal 2001 to adjust the margin recorded to date to the expected final margin on the contracts. Gross profit also decreased due to costs incurred to demobilize staff as well as work performed on milestones that could not be completed and billed. Finally, we have begun to experience continued pressure associated with competitive pricing demands within the wireless telecommunications industry.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 93% from $53.5 million for the twelve months ended December 31, 2000 to $103.2 million for the twelve months ended December 31, 2001. As a percentage of revenues, selling, general and administrative expenses increased from 21% for the twelve months ended December 31, 2000 to 50% for the twelve months ended December 31, 2001. The increase is due primarily to higher administrative costs to accommodate our domestic and international growth, combined with lower utilization rates caused by the downturn experienced during 2001 in the wireless telecommunications industry. During the fiscal 2001, the Company recorded approximately $2.4 million of severance costs associated with the reduction of employee headcount. Also, bad debt expense totaling $21.3 million, which included allowances for receivables due from Metricom, Inc. of $13.9 million, Advanced Radio Telecom of $3.1 million, and US Wireless of $1.3 million were recorded during the first half of fiscal 2001. The Company also recorded accruals during fiscal 2001 for an estimated contractor liability in our Mexico subsidiary of $2.2 million and for the estimated loss on unused office space of $1.4 million.

          Depreciation and Amortization Expense. Depreciation and amortization expense increased 110% from $10.3 million for the twelve months ended December 31, 2000, to $21.6 million for the twelve months ended December 31, 2001. The increase is primarily due to the incremental amortization of goodwill and other identifiable intangibles resulting from our acquisitions completed during the latter part of fiscal 2000.

          Asset Impairment Charges. For the twelve months ended December 31, 2001, asset impairment charges totaled $12.9 million, compared to no charge for the twelve months ended December 31, 2000. The recent slowdown in the economy, current economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation of our goodwill and other intangible assets in the second quarter of fiscal 2001 in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on our analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, we determined that an impairment existed. Accordingly, we recorded a $12.9 million impairment charge in the second quarter of fiscal 2001. Assets determined to be impaired included goodwill and contract and workforce intangibles approximating $8.2 million in our design and deployment segment and $4.7 million in our network management segment.

          Net Other Income (Expense). For the twelve months ended December 31, 2000, net other income was $0.2 million compared to net other expense of $3.5 million for the twelve months ended December 31, 2001. This increase in expense of $3.7 million was primarily attributable to higher interest expense resulting from increased debt outstanding during the periods under comparison, and a $1.1 million realized loss on available-for-sale investment securities related to the bankruptcy filing of Advanced Radio Telecom which was recorded in the first quarter of fiscal 2001.

          Provision (Benefit) for Income Taxes. Our effective income tax rate changed from a provision of 39% for the twelve months ended December 31, 2000 to a benefit of 20% for the twelve months ended December 31, 2001. The change was primarily attributable to the change from reported pre-tax earnings in 2000 to reported pre-tax losses in 2001, as well as an increase in the valuation allowances on certain U.S. and foreign deferred tax assets in 2001.

     Comparison of Results for the Year Ended December 31, 1999 to the Year Ended December 31, 2000

          Revenues. Revenues increased 176% from $92.7 million for the year ended December 31, 1999, to $255.9 million for the year ended December 31, 2000. The $163.2 million increase was primarily attributable to the addition of new contracts from our acquisitions completed during 2000, expanded scope on several large, existing contracts, and new contracts in our consulting and network management segments, which generated no revenues in the year ended December 31, 1999. Significant new contracts included contracts acquired through our fiscal year 2000 acquisitions of The Walter Group, the Dallas network operations center, and Davis Bay. Revenues also increased from two significant deployment contracts in the Mexican market serviced in the year ended December 31, 2000. Revenues from our international markets comprised 34% of our total revenues during the year ended December 31, 1999, compared to 28% of our total revenues during the year ended December 31, 2000.

          Cost of Revenues. Cost of revenues increased 158% from $54.3 million for the year ended December 31, 1999, to $140.1 million for the year ended December 31, 2000, primarily due to increased staffing in support of new contracts. Gross profit was 41% of revenues for the year ended December 31, 1999, compared to 45% for the year ended December 31, 2000. The increase is primarily due to a more favorable mix of project revenues resulting from the types of services provided.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 186% from $18.7 million for the year ended December 31, 1999, to $53.5 million for the year ended December 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 20% for the year ended December 31, 1999, to 21% for the year ended December 31, 2000. The increase is due to staffing increases in general and administrative departments to support our growth in operations, the increased corporate support required for a public company, as well as time charged for new employees during our orientation, training and assignment processes.

          Depreciation and Amortization Expense. Depreciation and amortization expense increased 390% from $2.1 million for the year ended December 31, 1999, to $10.3 million for the year ended December 31, 2000. The increase is primarily due to goodwill and other identifiable intangibles resulting from our recent acquisitions, which also contributed to our increase in revenues and overall operating expenses.

          Net Other Income (Expense). For the year ended December 31, 1999, net other expense was $0.5 million compared to net other income of $0.2 million for the year ended December 31, 2000. This increase totaling $0.7 million was primarily attributable to interest earned on our investments in marketable securities from the proceeds of our November 1999 initial public offering and the reduction of net foreign currency losses, partially offset by an increase in interest expense on increasing balances on our line of credit and the initiation of certain capital leases.

          Provision for Income Taxes. Our provisional income tax rate as a percentage of income before taxes decreased from 42% for the year ended December 31, 1999, to 39% for the year ended December 31, 2000. The decrease is primarily attributable to increases in our foreign revenues from operations.

     Trends

          During 2001, tightened capital markets constrained the growth of the wireless telecommunications industry, resulting in a delay in buildouts of wireless communications networks. If buildouts and deployments of wireless communications networks continue to be delayed for a sustained period of time, our customers may place pressure on us to lower the prices that we charge for our services, which would harm our results of operations.

          Indications regarding overall telecom market conditions available as of the date of this Annual Report on Form 10-K show continuing weakness in wireless telecommunications infrastructure spending. Due to this environment, management presently expects that the Company will record a net loss for the quarter ending March 31, 2002, resulting from the continued underutilization of its billable employees. In response, management is taking steps intended to restore the Company to profitability as soon as possible and is considering a number of alternative cost cutting measures and significant expense reductions, including further lowering work force levels, many of which may require the Company to take an accounting charge in connection with their implementation.

     Liquidity and Capital Resources

          Our sources of liquidity included cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. On October 30, 2001, the Company received $34.9 million, net of issuance costs, from the investment funds managed by Oak Investment Partners for the sale of its Series A Convertible Preferred Stock. As of December 31, 2001, we had cash and cash equivalents of $61.1 million and had $33.0 million outstanding on our senior secured credit facility ("line of credit").

          Cash used in or provided by operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations totaled $38.3 million for the twelve months ended December 31, 2000 while cash provided by operations totaled $5.2 million for the twelve months ended December 31, 2001.

          Cash used in investing activities was $14.7 million and $5.0 million for the years ended December 31, 2000 and 2001, respectively. Investing activities for the year ended December 31, 2000 consisted primarily of cash paid for acquisitions and investments of $47.1 million and capital expenditures of $5.7 million which are partially offset by proceeds totaling $38.0 million received from sales of marketable securities. Acquisitions during the year ended December 31, 2000 included the purchase of assets or securities from The Walter Group, Comcor, Davis Bay, Questus, Telia Contracting, and Telia Academy, as well as the purchase of a network operations center, an investment in CommVerge Solutions Inc., and an equity interest in Diverse Networks, Inc. Cash used in investing activities for the twelve months ended December 31, 2001 consisted of capital expenditures.

          Cash provided by financing activities for the year ended December 31, 2000 was $37.5 million which was primarily derived from $24.9 million in net borrowings under our line of credit and $12.9 million from sale of common stock issued through our stock option and employee stock purchase plans. Cash provided by financing activities totaled $42.3 million for the twelve months ended December 31, 2001. Financing activities primarily consisted of proceeds from issuance of Series A Convertible Preferred Stock, sales of common stock issued through our stock option and employee stock purchase plans, and net borrowings under our line of credit, partially offset by repayment of notes payable and capital lease obligations.

          As of December 31, 2001, $33.0 million was outstanding under our line of credit with a weighted average interest rate of 6.40%. The line of credit expires in February 2004. Loans under this line of credit bear interest, at our discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 2.50%, the ("base rate margin"), or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.75% to 3.50%, the ("LIBOR rate margin"). The line of credit is secured by substantially all of our assets. The line of credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. On July 19, 2001, we executed an amendment to our line of credit agreement, which among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount with respect to the first and second quarters of our fiscal 2001 financial results. On December 31, 2001, we executed a second amendment to our line of credit agreement, which amended certain financial covenants for 2002, reduced the aggregate commitment from $100 million to $80 million and waived the requirement for compliance for two financial covenants as of December 31, 2001. As such, we were in compliance with all required covenants as of December 31, 2001.

          As discussed in the "Risk Factors" section of Part 1 of our Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside of our control. If the downturn in the telecommunications industry continues or if we are unable to sufficiently increase our revenues or reduce our expenses, we may experience a negative impact to our financial results which may cause us to breach certain financial covenants. If we are unable to obtain waivers of compliance for breach of certain financial covenants, additional adverse consequences affecting availability of future funding could occur and repayment of our debt obligations could be accelerated, thus limiting our available liquidity and capital resources.

          We have no material cash commitments other than obligations under our credit facilities, operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

          The following summarizes the Company's contractual obligations and other commitments at December 31, 2001, and the effect such obligations could have on its liquidity and cash flow in future periods (in millions):

                                 Amount of Commitment Expiring by Period
                              -----------------------------------------------
                              2002     2003   2004   2005   2006   Thereafter
                              -----    ----   ----   ----   ----
Capital leases ..........     $ 5.1   $ 3.5   $0.5   $0.2   $ --     $ --
Operating leases ........       4.9     4.3    3.7    3.5    2.4      8.2
Long-term debt ..........       0.2     0.2    0.2     --     --       --
                              -----   -----   ----   ----   ----     ----
                              $10.2   $ 8.0   $4.4   $3.7   $2.4     $8.2
                              =====   =====   ====   ====   ====     ====

          We believe that our cash and cash equivalent balances and funds available under the existing line of credit will be sufficient to satisfy cash requirements for the next twelve months. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations. In addition to our credit facility, we derive a portion of our liquidity from our cash flows from operations. During 2001, tightened capital markets constrained the growth of the wireless telecommunications industry, resulting in a delay in buildouts of wireless communications networks. If buildouts and deployments of wireless communications networks continue to be delayed for a sustained period of time, the demand for our services and the prices that we are able to charge for our services may decline, which would result in a decline in our cash flows from operations. To address this, we are focused on preserving cash by continuously monitoring expenses and identifying cost savings. We will also continue to explore opportunities for direct equity investments to help meet our short-term liquidity requirements.

     Critical Accounting Principles and Estimates

     In response to the SEC's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including goodwill and identifiable intangibles, accounting for income taxes including the related valuation allowance, accruals for self-insurance and compensation and related benefits, and contingencies and litigation. We explain these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue recognition. We derive our revenue primarily from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized on the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Significant management judgments and estimates, including the estimated costs to complete projects, which drives the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. In addition, many of our contracts include milestone billings. If a contract is terminated or reduced in scope prior to a milestone billing, we may not be able to recover the full amount of revenue recognized, which would result in a reduction of revenue and gross margin in the respective period.

     Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments on amounts due to the Company. Management determines the adequacy of this allowance by periodically evaluating individual customer accounts receivables considering the customer's financial condition and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance for doubtful accounts may be required.

     Valuation of long-lived and intangible assets and goodwill. We have recorded significant amounts of goodwill and intangibles resulting from the acquisitions we have completed in the past three years. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     . significant underperformance relative to expected historical or projected future operating results;

     . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     .    significant negative industry or economic trends;

     .    significant decline in our stock price for a sustained period; and

     .    our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $90.4 million as of December 31, 2001.

     In 2002, SFAS No. 142 became effective and as a result, we will cease to amortize approximately $54.4 million of goodwill and $2.1 million of intangibles. We recorded approximately $14.0 million of amortization on these amounts during 2001. Through December 31, 2001, goodwill has been amortized on a straight-line basis over lives ranging from 5 to 20 years, and intangibles have been amortized on a straight-line basis over lives ranging from 2 to 5 years. In lieu of amortization, we are required to perform an initial impairment review of our goodwill and intangible assets with indefinite lives in 2002 and an annual impairment review thereafter. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

     Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $12.2 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2001 was $10.0 million, net of a valuation allowance of $12.2 million.

     Accrual for self insurance. The Company maintains an accrual for its health and workers compensation self-insurance, which is a component of accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and trends and average lag period in which claims are paid. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

     Contingencies and litigation. The Company is subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such assessments against the Company, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Factors That May Affect Financial Condition And Future Results

     The Company participates in an industry that is highly competitive and is experiencing severe economic pressures. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns, and rapid technological developments. The following are important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

..    Continued weak global economic conditions could adversely impact the
     Company's revenues and growth rate.

..    The competitive environment in the wireless telecommunications industry places pressure on revenue, gross margins and market share.

..    Depressed capital markets are likely to hinder future capital expansion for wireless carriers and equipment vendors.

..    Erosion of the financial condition of customers could adversely affect the
     Company's business.

..    Delays in implementing the Company's business and information management and system improvements could adversely affect its business.

..    The Company's stock price can be volatile.

     Additional factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report are described in the "Risk Factors" section in Item I of this Annual Report on Form 10-K.

     At December 31, 2000 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS No. 141), "Business Combinations," and SFAS No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling-of-interests accounting prospectively. SFAS No. 141 was adopted on July 1, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will be tested at least annually or whenever events or circumstances occur indicating that goodwill might be impaired. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, amortization of recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001, that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The adoption of SFAS No. 141 did not have an impact on the Company's financial position or results of operations. The Company will adopt SFAS No. 142 on January 1, 2002, upon which time the Company will cease amortizing goodwill and intangible assets with indefinite lives in accordance with the guidelines set forth in the standard. As of the date of adoption, remaining unamortized goodwill and unamortized other intangible assets is approximately $54.4 million and $2.1 million, respectively, all of which will be subject to the transition guidelines of SFAS No. 142. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its results of operations and financial position.

     In June 2001, the FASB issued SFAS No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. At this time, the Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30),

"Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

     Certain Related Party Transactions

     In addition to the foregoing transactions, other related party transactions are referenced in Part III, Item 13 "Certain Relationships and Related Transactions" of this Annual Report on Form 10-K.

     In October 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, valued at $35.0 million, in a private placement to entities affiliated with a director of the Company.

     During 2000 and 2001, two subsidiaries of the Company, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. and JFR de Brasil Ltda. (collectively, JFR). The General Manager of WFI de Mexico and Wireless Facilities Latin America Ltda., who is also the brother of both the Chairman and the Chief Executive Officer of the Company, holds a majority ownership interest in JFR. The primary business purpose for WFI de Mexico and Wireless Facilities Latin America Ltda. transacting business with JFR relates to obtaining more reliable and more available service and response compared to independent businesses providing such services, at market or less than market rates after considering all relevant factors. Commencing in March 2002, all transactions between JFR and WFI de Mexico and JFR and Wireless Facilities Latin America Ltda. must be approved by the Company's Chief Financial Officer and General Counsel, after a competitive bidding process.

     During 2000 and 2001, WFI de Mexico contracted with JFR for automobile leasing, computer leasing, and as a sub-contractor for certain of its customer contracts. During the years ended December 31, 2000 and 2001, WFI de Mexico paid JFR approximately $3.6 million and $2.7 million, respectively, for all services rendered under these contracts. As of December 31, 2000 and 2001, WFI de Mexico owed JFR $0 and approximately $2.2 million, respectively. Also during 2001, JFR contracted with WFI de Mexico for subcontractor services for certain of its customer contracts. The Company believes that the terms and the amounts paid or payable under these contracts are comparable to terms and amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.

     During 2001, Wireless Facilities Latin America Ltda. has transacted business with JFR as a subcontractor providing services in connection with certain customer contracts. During the year ended December 31, 2001, Wireless Facilities Latin America Ltda. paid JFR approximately $0.1 million for all services rendered under these contracts. Also during 2001, JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts. As of December 31, 2001, Wireless Facilities Latin America Ltda. has a trade receivable balance from JFR for approximately $0.3 million related to such services. The Company believes that the terms and the amounts payable and receivable under these contracts are comparable to terms and amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.

     At December 31, 2001, except as noted above, there are no other commitments or guarantees between JFR and the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and United Kingdom subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and United Kingdom foreign subsidiaries. Significant monetary assets and liabilities include trade receivables, trade payables and intercompany payables that are not denominated in their local functional currencies. As of December 31, 2001, our Mexican subsidiary was in a net asset position of approximately $27.3 million while our Brazilian and United Kingdom subsidiaries were in net monetary liability positions of approximately $1.4 million and $5.6 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at December 31, 2001 are approximately $2.7 million, $0.1 million and $0.6 million for Mexico, Brazil and the United Kingdom, respectively.

     In addition, we estimate that a 10% change in foreign exchange rates would impact reported net income (loss) by approximately $0.4 million for the twelve months ended December 31, 2001. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period.

     Due to the difficulty in determining and obtaining predictable cashflow forecasts in our Latin America operations, the use of hedging activities is not deemed appropriate at this time.

     As of December 31, 2001, $33.0 million was outstanding under our line of credit with a weighted average interest rate of 6.40%. The line of credit expires in February 2004. Loans under this line of credit bear interest, at our discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 2.50%, the ("base rate margin"), or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.75% to 3.50%, the ("LIBOR rate margin"). The line of credit is secured by substantially all of our assets. The line of credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. On July 19, 2001, we executed an amendment to our line of credit agreement, which among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount with respect to the first and second quarters of our fiscal 2001 financial results. On December 31, 2001, we executed a second amendment to our line of credit agreement, which amended certain financial covenants for 2002, reduced the aggregate commitment from $100 million to $80 million and waived the requirement for compliance for two financial covenants as of December 31, 2001. As such, we were in compliance with all required covenants as of December 31, 2001.

     We do not utilize any derivative financial instruments to hedge the interest rate fluctuation as our balances under the credit facility are borrowed over the short term and we currently retain the ability to pay down amounts borrowed through our operational funds. A hypothetical 10% adverse change in the weighted average interest rate for the twelve months ended December 31, 2001, would have increased net loss for the period by approximately $0.2 million.

Item 8. Financial Statements and Supplementary Data
----------------------------------------------------

     The information required by this Item is included in Part IV Items 14(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        ---------------------

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of the Registrant's definitive Proxy Statement and notice of our 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of fiscal 2001 (April 30, 2002).

Item 11. Executive Compensation
--------------------------------

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement and notice of our 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of fiscal 2001 (April 30, 2002).

Item 12. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement and notice of our 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of fiscal 2001 (April 30, 2002).

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement and notice of our 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of fiscal 2001 (April 30, 2002).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  1. Financial Statements and Financial Statement Schedules
--------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                                                           Page
---------------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                               F-1
---------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheets as of December 31, 2000 and 2001                                               F-2
---------------------------------------------------------------------------------------------------------------

Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001                 F-3
---------------------------------------------------------------------------------------------------------------

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000 and 2001       F-4
---------------------------------------------------------------------------------------------------------------

Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001                  F-6
---------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements                                                                 F-8
---------------------------------------------------------------------------------------------------------------

Schedule II: Valuation and Qualifying Accounts                                                             S-1
---------------------------------------------------------------------------------------------------------------

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

2.   Exhibits and Reports on Form 8-K
--------------------------------------

Exhibit
Number                            Description of Document
3.1          Amended and Restated Certificate of Incorporation.(3)

3.2          Bylaws in effect since November 5, 1999.(1)

3.3          Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(3)

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

10.3         1999 Equity Incentive Plan.(1)

10.4         Form of Stock Option Agreement pursuant to the 1999 Equity Incentive Plan.(1)

10.5         1999 Employee Stock Purchase Plan and related offering documents.(1)

10.6         R&D Building Lease by and between the Company and Sorrento Tech Associates as amended.(1)

10.7         Amended and Restated Credit Agreement by and among the Company, various banks and Credit Suisse First Boston dated as of February 9, 2001.(5)

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

10.31        Master Services Agreement by and between the Company and Metricom, Inc. dated as of September 21, 1999.(1) +

10.32        Sublease Agreement by and between the Company and Franklin Templeton Corporate Services, Inc. dated as of April
             14, 2000.(2)

10.33        2000 Nonstatutory Stock Option Plan.(2)

10.34        Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option
             Plan.(2)

10.35        Preferred Stock Purchase Agreement dated as of October 10, 2001 among the Company, Oak Investment Partners X,
             Limited Partnership, and Oak X Affiliates Fund, Limited Partnership, including Press release of Wireless
             Facilities, Inc. dated October 11, 2001.(3)

10.36        First Amendment to Amended and Restated Credit Agreement effective July 19, 2001.(4)

10.37        Employment Offer Letter by and between the Company and Brad Weller effective August 16, 1999.(4)

10.38        Executive Change of Control Agreement dated as of May 11, 2001 between the Company and Brad Weller.(4)

10.39        Second Amendment to Amended and Restated Credit Agreement and Limited Waiver dated as of December 31, 2001.*

21.1         List of subsidiaries.*

23.1         Independent Auditors' Report on Schedule and Consent.*

24.1         Power of Attorney. Reference is made to the signature page to this Report on Form 10-K.

------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Report on Form 8-K filed on October 11, 2001 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 10, 2001 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference.

*    Filed herewith.

+ Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment, issued in connection with the Registration Statement on Form S-1 (No. 333-85515) dated November 10, 1999.

(b)  Reports on Form 8-K
-------------------------

     The following report on Form 8-K was filed after September 30, 2001:

     On October 11, 2001, we filed a Current Report on Form 8-K dated October 10, 2001, announcing that we entered into an agreement to sell $35 million of Series A Convertible Preferred Stock in a private placement to investment funds managed by Oak Investment Partners. Upon completion of the sale of the Series A Convertible Preferred Stock, Bandel Carano, a managing partner of Oak Investment Partners, will rejoin the Company's Board of Directors. Mr. Carano previously served as a member of the Company's Board from August 1998 to June 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 19, 2002
     Wireless Facilities, Inc.


     By:      /s/ Masood K. Tayebi, Ph.D.
             ---------------------------------------
                      Masood Tayebi
                 Chief Executive Officer

                                Power of Attorney

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Massih Tayebi and Masood K. Tayebi, and each of them, as his attorneys-in-fact, each with the power of substitutes, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature                                              Title                                                   Date


         /s/ Massih Tayebi, Ph.D.                      Chairman and Director                              March 19, 2002
------------------------------------------
              Massih Tayebi

       /s/ Masood K. Tayebi, Ph.D.                     Chief Executive Officer and Director               March 19, 2002
------------------------------------------             (Principal Executive Officer)
             Masood K. Tayebi


            /s/ Brad Weller                            General Counsel, Vice President of                 March 19, 2002
------------------------------------------             Legal Affairs and Secretary
               Brad Weller


            /s/ Terry Ashwill                          Chief Financial Officer  (Principal                March 19, 2002
------------------------------------------             Financial and Accounting Officer)
              Terry Ashwill


             /s/ Dan Stokely                           Corporate Controller (Chief Accounting             March 19, 2002
------------------------------------------             Officer)
               Dan Stokely


            /s/ Scott Anderson                         Director                                           March 19, 2002
------------------------------------------
              Scott Anderson


            /s/ Bandel Carano                          Director                                           March 19, 2002
------------------------------------------
              Bandel Carano


             /s/ Scot Jarvis                           Director                                           March 19, 2002
------------------------------------------
               Scot Jarvis


           /s/ William Hoglund                         Director                                           March 19, 2002
------------------------------------------
             William Hoglund

              /s/ David Lee                            Director                                           March 19, 2002
------------------------------------------
                David Lee

                          Independent Auditors' Report

The Board of Directors
Wireless Facilities, Inc.:

We have audited the accompanying consolidated balance sheets of Wireless Facilities, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                        KPMG LLP

San Diego, California
February 11, 2002

                            WIRELESS FACILITIES, INC.

                           Consolidated Balance Sheets
                           December 31, 2000 and 2001
                         (in millions, except par value)

                                             Assets                                    2000       2001
                                                                                     --------   --------
Current assets:
      Cash and cash equivalents                                                      $   18.5   $   61.1
      Accounts receivable, net                                                          119.1       88.5
      Accounts receivable - related party                                                  --        0.3
      Contract management receivables, net                                               20.8        5.9
      Income taxes receivable                                                            12.7        3.2
      Prepaid expenses                                                                    3.7        4.5
      Employee loans and advances - current portion                                       2.2        1.5
      Other current assets                                                                8.4        9.3
                                                                                     --------   --------
                 Total current assets                                                   185.4      174.3

Property and equipment, net                                                              20.0       19.0
Goodwill, net                                                                            64.7       54.4
Other intangibles, net                                                                   17.1        8.6
Deferred tax assets, net                                                                   --       10.0
Investments in unconsolidated affiliates                                                  9.2        8.4
Employee loans and advances                                                               0.2        0.7
Other assets                                                                              0.5        0.5
                                                                                     --------   --------
                 Total assets                                                        $  297.1   $  275.9
                                                                                     ========   ========

                              Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                               $   15.1   $    9.0
      Accounts payable - related party                                                     --        2.2
      Accrued expenses                                                                   18.1       15.3
      Contract management payables                                                        9.2        4.2
      Billings in excess of costs                                                         0.9        1.6
      Line of credit payable                                                             24.9       33.0
      Note payable - current portion                                                      1.7        0.2
      Capital lease obligations - current portion                                         3.5        4.5
      Deferred tax liabilities, net                                                       8.8         --
                                                                                     --------   --------
                 Total current liabilities                                               82.2       70.0

Note payable, net of current portion                                                      0.6        0.4
Capital lease obligations, net of current portion                                         7.0        4.0
Common stock to be issued                                                                 8.6         --
Other liabilities                                                                          --        3.5
                                                                                     --------   --------
                 Total liabilities                                                       98.4       77.9
                                                                                     --------   --------

Minority interest in subsidiary                                                           0.1        0.2
Commitments and contingencies
Stockholders' equity:
      Series A Convertible Preferred Stock, $.001 par value; 5.0 shares authorized; 0.1 shares issued and outstanding at December 31, 2001;
         liquidation preference $35.0                                                      --         --
      Common stock, $.001 par value, 195.0 shares authorized; 43.3 and 47.2 shares
              issued and outstanding at December 31, 2000 and 2001, respectively           --         --
      Additional paid-in capital                                                        156.9      215.1
      Retained earnings (accumulated deficit)                                            43.0      (17.1)
      Accumulated other comprehensive loss                                               (1.3)      (0.2)
                                                                                     --------   --------
                 Total stockholders' equity                                             198.6      197.8
                                                                                     --------   --------
                 Total liabilities and stockholders' equity                          $  297.1   $  275.9
                                                                                     ========   ========

          See accompanying notes to consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 2000 and 2001
                     (in millions except per share amounts)

                                                                                     1999       2000        2001
                                                                                   --------   ---------   ---------
Revenues                                                                           $   92.7   $   255.9   $   207.2
Cost of revenues                                                                       54.3       140.1       141.0
                                                                                   --------   ---------   ---------
              Gross profit                                                             38.4       115.8        66.2

Selling, general and administrative expenses                                           18.7        53.5       103.2
Depreciation and amortization                                                           2.1        10.3        21.6
Asset impairment charges                                                                 --          --        12.9
                                                                                   --------   ---------   ---------
              Operating income (loss)                                                  17.6        52.0       (71.5)
                                                                                   --------   ---------   ---------

Other income (expense):
     Interest income (expense), net                                                    (0.2)        0.1        (3.1)
     Foreign currency gain (loss)                                                      (0.3)         --         0.2
     Other, net                                                                          --         0.1        (0.6)
                                                                                   --------   ---------   ---------
              Total other income (expense)                                             (0.5)        0.2        (3.5)
                                                                                   --------   ---------   ---------

              Income (loss) before minority interest in income of subsidiary and
                income taxes                                                           17.1        52.2       (75.0)

Minority interest in income of subsidiary                                               0.3         0.1         0.1
Provision (benefit) for income taxes                                                    7.2        20.3       (15.0)
                                                                                   --------   ---------   ---------
              Net income (loss)                                                    $    9.6   $    31.8   $   (60.1)
                                                                                   ========   =========   =========

Net income (loss) per common share:

     Basic                                                                         $   0.33   $    0.76   $   (1.31)
     Diluted                                                                       $   0.27   $    0.63   $   (1.31)

Weighted average common shares outstanding:

     Basic                                                                             29.1        41.8        45.9
     Diluted                                                                           35.2        50.5        45.9

          See accompanying notes to consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 2000 and 2001
                                  (in millions)

                                                                  Convertible                  Convertible
                                                           Preferred stock - Series A   Preferred stock - Series B    Common stock
                                                           --------------------------   --------------------------   ---------------
                                                              Shares        Amount         Shares        Amount      Shares   Amount
                                                              ------        ------         ------        ------      ------   ------
Balance, December 31, 1998                                      1.7          $--              --          $--         27.0     $--
     Issuance of common stock                                    --           --              --           --          0.3      --
     Issuance of Series B preferred stock                        --           --             2.7           --           --      --
     Stock-based compensation                                    --           --              --           --           --      --
     Issuance of warrants in connection with
        acquisitions                                             --           --              --           --           --      --
     Purchase of treasury stock                                  --           --              --           --           --      --
     Conversion of Series A and B preferred stock
        to common stock                                        (1.7)          --            (2.7)          --          7.8      --
     Initial public offering of common stock, net                --           --              --           --          4.6      --
     Retirement of treasury stock                                --           --              --           --           --      --
     Net income                                                  --           --              --           --           --      --
        Total comprehensive income                               --           --              --           --           --      --
                                                               ----          ---            ----          ---         ----     ---

Balance, December 31, 1999                                       --           --              --           --         39.7      --
     Issuance of common stock for exercise of stock
        options                                                  --           --              --           --          2.4      --
     Issuance of common stock under employee stock
        purchase plan                                            --           --              --           --          0.2      --
     Issuance of common stock in connection with
        acquisitions                                             --           --              --           --          0.8      --
     Issuance of common stock for exercise
        of warrants                                              --           --              --           --          0.2      --
     Tax benefit from exercise of stock options                  --           --              --           --           --      --
     Net income                                                  --           --              --           --           --      --
     Foreign currency translation loss                           --           --              --           --           --      --
     Net unrealized investment loss                              --           --              --           --           --      --
        Total comprehensive income                               --           --              --           --           --      --
                                                               ----          ---            ----          ---         ----     ---
Balance, December 31, 2000                                       --           --              --           --         43.3      --

     Issuance of Series A preferred stock                       0.1           --              --           --           --      --
     Issuance of common stock for exercise of stock
        options                                                  --           --              --           --          0.7      --
     Issuance of common stock under employee stock
        purchase plan                                            --           --              --           --          0.3      --
     Issuance of common stock in connection with
        acquisition                                              --           --              --           --          2.0      --
     Issuance of common stock for exercise of warrants           --           --              --           --          0.9      --
     Tax benefit from exercise of stock options                  --           --              --           --           --      --
     Net loss                                                    --           --              --           --           --      --
     Foreign currency translation gain                           --           --              --           --           --      --
     Net realized investment loss                                --           --              --           --           --      --
        Total comprehensive loss                                 --           --              --           --           --      --
                                                               ----          ---            ----          ---         ----     ---
Balance, December 31, 2001                                      0.1          $--              --          $--         47.2     $--
                                                               ====          ===            ====          ===         ====     ===

                                                                     (Continued)

          See accompanying notes to consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 2000, and 2001
                                  (in millions)


                                                               Retained                        Accumulated    Compre-
                                                Additional     Earnings      Treasury stock       Other       hensive
                                                 Paid-in     (Accumulated   ---------------   Comprehensive    Income
                                                 Capital       Deficit)     Shares   Amount        Loss        (Loss)    Total
                                                ----------   ------------   ------   ------   -------------   -------   -------
Balance, December 31, 1998                       $ 26.2        $   1.6        3.3    $(13.5)      $   --                $  14.3

     Issuance of common stock                       0.6             --         --        --           --           --       0.6
     Issuance of Series B preferred stock          15.0             --         --        --           --           --      15.0
     Stock-based compensation                       0.1             --         --        --           --           --       0.1
     Issuance of warrants in connection with
        acquisitions                                0.1             --         --        --           --           --       0.1
     Purchase of treasury stock                      --             --         --      (0.2)          --           --      (0.2)
     Conversion of Series A and B preferred
        stock to common stock                        --             --         --        --           --           --        --
     Initial public offering of common stock,
        net                                        61.9             --         --        --           --           --      61.9
     Retirement of treasury stock                 (13.7)            --       (3.3)     13.7           --           --        --
     Net income                                      --            9.6         --        --           --          9.6       9.6
                                                                                                               ------
        Total comprehensive income                   --             --         --        --           --       $  9.6        --
                                                 ------        -------       ----    ------       ------       ======   -------

Balance, December 31, 1999                         90.2           11.2         --        --           --                  101.4
     Issuance of common stock for exercise
        of stock options                            9.5             --         --        --           --           --       9.5
     Issuance of common stock under employee
        stock purchase plan                         3.4             --         --        --           --           --       3.4
     Issuance of common stock in connection        37.7             --         --        --           --           --      37.7
        with acquisitions
     Issuance of common stock for exercise of
        warrants                                    0.5             --         --        --           --           --       0.5
     Tax benefit from exercise of stock            15.6             --         --        --           --           --      15.6
        options
     Net income                                      --           31.8         --        --           --         31.8      31.8
     Foreign currency translation loss               --             --         --        --         (0.3)        (0.3)     (0.3)
     Net unrealized investment loss                  --             --         --        --         (1.0)        (1.0)     (1.0)
                                                                                                               ------
        Total comprehensive income                   --             --         --        --           --       $ 30.5        --
                                                 ------        -------       ----    ------       ------       ======   -------

Balance, December 31, 2000                        156.9           43.0         --        --         (1.3)                 198.6
     Issuance of Series A convertible
        preferred stock                            34.9             --         --        --           --           --      34.9
     Issuance of common stock for exercise
        of stock options                            2.7             --         --        --           --           --       2.7
     Issuance of common stock under employee
        stock purchase plan                         1.7             --         --        --           --           --       1.7
     Issuance of common stock in connection
        with acquisitions                          16.0             --         --        --           --           --      16.0
     Issuance of common stock for exercise of
        warrants                                    1.4             --         --        --           --           --       1.4
     Tax benefit from exercise of stock
        options                                     1.5             --         --        --           --           --       1.5
     Net loss                                        --          (60.1)        --        --           --        (60.1)    (60.1)
     Foreign currency translation gain               --             --         --        --          0.1          0.1       0.1
     Net realized investment loss                    --             --         --        --          1.0          1.0       1.0
                                                                                                               ------
        Total comprehensive loss                     --             --         --        --           --       $(59.0)       --
                                                 ------        -------       ----    ------       ------       ======   -------
Balance, December 31, 2001                       $215.1        $ (17.1)        --    $   --       $ (0.2)               $ 197.8
                                                 ======        =======       ====    ======       ======                =======

          See accompanying notes to consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 2000, and 2001
                                  (in millions)

                                                                                 1999      2000      2001
                                                                                -------   -------   -------
Operating activities:
   Net income (loss)                                                            $   9.6   $  31.8   $ (60.1)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                               2.5      10.7      22.5
        Provision for doubtful accounts                                             0.4       0.1      21.3
        Asset impairment charges                                                     --        --      12.9
        Gain on sale of property and equipment, net                                  --        --      (0.2)
        Provision for (benefit from) deferred income taxes                         (1.7)      9.1     (18.8)
        Tax benefit from exercise of stock options                                   --      15.6       1.5
        Realized loss on investment                                                  --        --       1.0
        Other                                                                       0.3        --        --
        Changes in assets and liabilities, net of the effect of acquisitions:
           Accounts receivable                                                     (7.6)    (84.4)      7.6
           Contract management receivables                                         10.2      (6.8)     14.9
           Income taxes receivable                                                  1.6     (17.7)      9.5
           Other assets                                                            (2.3)    (12.6)     (8.1)
           Accounts payable                                                        (4.9)      8.2       6.2
           Accrued expenses                                                         1.2      11.2      (3.7)
           Contract management payables                                            (1.1)      0.9      (5.0)
           Billings in excess of costs                                              5.1      (4.4)      0.7
           Other liabilities                                                        0.1        --       3.0
                                                                                -------   -------   -------
              Net cash provided by (used in) operating activities                  13.4     (38.3)      5.2
                                                                                -------   -------   -------

Investing activities:
   Capital expenditures                                                            (3.2)     (5.6)     (5.0)
   Investment in marketable securities                                            (38.0)       --        --
   Cash paid for acquisitions, net of cash acquired                                (1.7)    (38.1)       --
   Cash paid for investments                                                       (0.1)     (9.0)       --
                                                                                    0.1      38.0        --
                                                                                -------   -------   -------
              Net cash used in investing activities                               (42.9)    (14.7)     (5.0)
                                                                                -------   -------   -------

Financing activities:
   Proceeds from issuance of preferred stock, net of issuance costs                15.0        --      34.9
   Proceeds from issuance of common stock                                          62.5      12.9       5.8
   Purchase of treasury stock                                                      (0.2)       --        --
   Net borrowings (repayment) under line of credit                                 (3.0)     24.9       8.1
   Repayment of capital lease obligations                                            --      (1.3)     (4.8)
   Proceeds from collection of  officer notes receivable                             --       0.6        --
   Repayment  of officer notes payable                                             (3.8)       --        --
   Repayment of subordinated stockholder notes payable                             (5.5)       --        --
   Borrowings (repayment) of notes payable                                         (4.0)      0.4      (1.7)
                                                                                -------   -------   -------
              Net cash provided by financing activities                            61.0      37.5      42.3
                                                                                -------   -------   -------

Effect of exchange rate on cash                                                    (0.1)     (0.3)      0.1
                                                                                -------   -------   -------

Net increase (decrease) in cash and cash equivalents                               31.4     (15.8)     42.6

Cash and cash equivalents at beginning of year                                      2.9      34.3      18.5
                                                                                -------   -------   -------
Cash and cash equivalents at end of year                                        $  34.3   $  18.5   $  61.1
                                                                                =======   =======   =======

                                                                     (continued)

          See accompanying notes to consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 2000 and 2001
                                  (in millions)

                                                                                   1999    2000     2001
                                                                                  -----   ------   -----
Supplemental disclosures of noncash transactions:
    Fair value of assets acquired in acquisitions                                 $ 3.4   $ 88.6   $  --
    Cash paid for acquisitions                                                     (2.1)   (38.7)     --
    Issuance of common stock for acquisitions                                        --    (37.7)     --
    Issuance of notes payable for acquisition                                      (0.8)    (1.5)     --
    Common stock to be issued                                                        --     (8.6)     --
    Issuance of warrants in acquisitions                                           (0.1)      --      --
                                                                                  -----   ------   -----
    Liabilities assumed in acquisitions                                             0.4      2.1      --

    Common stock issued for earn-out provision in acquisition                        --       --    16.0
    Property and equipment acquired under capital leases                            1.8     10.0     2.8
    Reduction of accounts receivable in exchange for notes receivable                --       --     1.4
    Note receivable issued for sale of equipment                                     --       --     1.0
    Reduction of accounts receivable in exchange for investment securities           --      1.1      --
    Decrease in fair value of investment securities available for sale               --     (1.0)   (0.1)
    Reduction of note payable in lieu of consideration for exercise of warrants      --      0.5      --
    Receipt of note for sale of investment                                          0.2       --      --
    Tax benefit from exercise of stock options                                       --     15.6     1.5

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                           1.3      1.8     3.9
   Cash paid during the year for income taxes, net                                  5.6      9.6    10.3

          See accompanying notes to consolidated financial statements.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

(1)  Organization and Summary of Significant Accounting Policies

     (a)  Description of Business

          Wireless Facilities, Inc. ("WFI") was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated in 1998, in Delaware. WFI provides a full suite of outsourcing services to wireless carriers and equipment vendors, including business consulting, design and deployment and management of client networks. WFI's customers include both early-stage and mature providers of cellular, PCS, and broadband data services and equipment. WFI's engagements range from small contracts for the deployment of a single cell site, to large multi-year turnkey contracts. These services are billed either on a time and materials basis or a fixed-price, time-certain basis (i.e. turnkey contracts).

          In November 1999, WFI completed an initial public offering of 4.6 million shares of common stock. Prior to the initial public offering, there was no public market for WFI's common stock. The net proceeds of the offering, after deducting applicable underwriting discounts and offering expenses, were approximately $61.9 million.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the "Company." As of December 31, 1999, the wholly-owned subsidiaries included Entel Technologies, Inc., WFI de Mexico, Wireless Facilities Latin America Ltda., and WFI International, Ltd., based in London, England, which began operations in April of 2000. In March 2000, the Company acquired the assets of a network operations center and business segment located in Dallas, Texas. In conjunction with this purchase, the Company formed WFI Network Management Services Corporation, a wholly-owned subsidiary incorporated in the state of Delaware, to operate the center. In May 2000, the Company acquired a 16.67% interest in the operations of Diverse Networks, Inc., which is accounted for using the equity method of accounting. In August 2000, the Company acquired Questus, Ltd., ("Questus") a privately held company incorporated in the United Kingdom in a stock purchase acquisition. Questus is a provider of management consulting and network development services in the European wireless services market. The acquisition included Questus' wholly-owned subsidiaries, Questus Scandinavia, A.B., incorporated in Stockholm, Sweden, and Questus GmbH, incorporated in Vienna, Austria. In September 2000, the Company formed a wholly-owned subsidiary WFI-UK, Ltd., based in London, England, to act as a holding company. The Company acquired Telia Contracting AB and Telia Academy AB in October 2000 and December 2000, respectively. Telia Contracting AB, a Swedish corporation located in Gothenburg, Sweden, is a global provider of network management consulting services with geographic emphasis in Asia, Scandinavia, South America, and Europe. Telia Academy AB, a Swedish limited liability corporation located in Kalmar, Sweden, is a provider of management training and consultancy services to the global telecommunications industry.

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

     (c)  Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisting of money market investments were $0 and $55.6 million as of December 31, 2000 and 2001, respectively.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

     (d)  Investment Securities

          Investment securities consisted of an investment in a public company made in fiscal 2000, which was classified as available for sale and carried at fair value with unrealized gains or losses reported in a separate component of accumulated other comprehensive income. The carrying value of the investment at December 31, 2000 was $0.1 million, net of an unrealized loss of $1.0 million and was classified in other current assets. The investment was liquidated in fiscal 2001 as the investee company declared bankruptcy. Accordingly, the unrealized loss of $1.0 million recorded at December 31, 2000 was realized and reclassified to earnings in 2001. There were no investment securities outstanding as of December 31, 2001.

     (e)  Property and Equipment, Net

          Property and equipment consists primarily of computer and office equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment and five years for furniture and office equipment. Equipment acquired under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which add to the useful life of an asset, are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

     (f)  Goodwill, Net

          Goodwill represents the excess of the purchase price over the fair value of assets purchased from acquired companies. Goodwill is amortized on a straight-line basis over its estimated period of benefit from five to twenty years. In determining the useful life of goodwill the Company considers several factors including industry technology, competition, demand and other economic factors. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (g)  Other Intangibles, Net

          Other intangibles consist primarily of acquired customer relationships, workforce, purchased technology, trade names, non-compete covenants and patents. Other intangibles are recorded at cost and are amortized using the straight-line method over their expected useful lives from two to five years. The Company reviews the carrying value and remaining useful life of intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of other intangibles will be impacted if estimated future operating cash flows are not achieved.

     (h)  Revenue Recognition

          Revenue is recognized in accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total actual costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Billings in excess of costs incurred on uncompleted projects are recorded as billings in excess of costs in the accompanying balance sheets.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

     (i)  Allowance for Doubtful Accounts

          The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating individual customer receivables considering the customer's financial condition and current economic conditions.

     (j)  Contract Management Receivables and Payables

          During 2000 and 2001, the Company managed contracts whereby the Company paid for services rendered by third parties on behalf of customers. The Company passed these expenses through to the customers, who reimbursed the Company for the expenses plus a management fee. Commencing on October 1, 2001, the Company increased its level of service to customers under these types of contracts whereby the Company is functioning as the principle rather than the agent with respect to the customer and the vendor, resulting in higher management fees to the Company. As such, and in accordance with the provisions of EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company has recorded the gross charges (inclusive of mark-up) in service revenues and the corresponding costs payable to the respective vendors in cost of service revenue. Amounts receivable from the customer or owed to third parties for the contract management activities are shown separately on the balance sheets to distinguish them from receivables and liabilities generated by the Company's own operations.

     (k)  Income Taxes

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

          The Company maintains a valuation allowance for deferred tax assets for which it is not more likely than not that the Company will realize the benefits of these tax assets. The valuation allowance is based on estimates of future taxable income by jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities.

     (l)  Common Stock Split

          On February 22, 1999, the Company effected a 3-for-1 stock split of the Company's common stock. All per share and share data in the consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect this stock split.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

     (m)  Stock-Based Compensation

          The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations including FASB Interpretation Number 44, "Accounting for Certain Transactions involving Stock Compensation." Under APB Opinion No. 25 and its related interpretations, compensation expense is recognized as the difference, if any, between the current market price of the underlying stock and the exercise price on the date of grant. In accordance with SFAS No. 123, the Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (n)  Net Income per Common Share

          The Company calculates net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic net income
          (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting periods. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income (loss) per share are presented below (in millions):

                                              1999           2000           2001
                                              ----           ----           ----
Weighted average shares, basic                29.1           41.8           45.9
Dilutive effect of stock options               5.2            7.7             --
Dilutive effect of warrants                    0.9            1.0             --
                                              ----           ----           ----
Weighted average shares, diluted              35.2           50.5           45.9
                                              ====           ====           ====

          For the years ended December 31, 1999, 2000, and 2001, options to purchase 0.2 million, 4.5 million and 5.3 million shares of common stock, respectively, were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive. For the year ended December 31, 2001, Series A Preferred Stock convertible into 1.6 million common shares were not included in the calculation of diluted net loss per share because the effect of these instruments was anti-dilutive.

     (o)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

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

     (p)  Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, contract management receivables, income tax receivable, accounts payable, accrued expenses and contract management payables approximate fair value due to the short-term nature of these instruments. The carrying amounts reported for the Company's line of credit payable and notes payable approximate their fair value because the underlying instruments bear interest at rates comparable to current rates offered to the Company for instruments of similar terms and risk.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

     (q)  Comprehensive Income (Loss)

          SFAS No. 130, "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the years ended December 31, 2000 and 2001 consisted of net income (loss), unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustments.

     (r)  Foreign Currency Translation

          In accordance with SFAS No. 52 "Foreign Currency Translation," the financial statements of the Company's foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses.

     (s)  Concentration of Credit Risk

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and contract management receivables. At times, cash balances held in financial institutions are in excess of federally insured limits. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong relative credit standing.

     (t)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (u)  Reclassifications

          Certain amounts in prior year financial statements have been reclassified to conform to the 2001 presentation.

     (v)  Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS No.
          141), "Business Combinations," and SFAS No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchases Enterprises" and eliminates pooling-of-interests accounting prospectively. SFAS No. 141 was adopted on July 1, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested at least annually or whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill and intangible assets with indefinite lives will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will adopt SFAS No. 142 on January 1, 2002, upon which time the Company will cease amortizing goodwill and intangible assets with indefinite lives in accordance with the guidelines set forth in the standard. The Company is currently evaluating the impact that the adoption of SFAS No. 142 will have on its results of operations and financial position.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

          In June 2001, the FASB issued SFAS No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. At this time, the Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on the Company's consolidated financial statements.

          In October 2001, the FASB issued SFAS No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

(2)  Impairment Charge

     The recent slowdown in the economy, current economic conditions and visible trends in the telecommunications industry, triggered an impairment evaluation by the Company of its goodwill and other intangible assets in the second quarter of fiscal 2001. Based on the Company's analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed. Accordingly, the Company recorded a $12.9 million impairment charge in the second quarter of fiscal 2001, determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Assets determined to be impaired included goodwill and contract and workforce intangibles approximating $8.2 million in the Company's design and deployment segment and $4.7 million in its network management segment.

(3)  Acquisitions

     The Company accounts for acquisitions in accordance with APB 16, "Business Combinations," and related interpretations.

     (a)  Entel Technologies, Inc. ("Entel")

          On February 27, 1998, the Company acquired all of the outstanding shares of stock of Entel, a Maryland wireless outsourcing company. Entel rendered site development and project management services to telecommunications providers in connection with site acquisition, construction management and microwave relocation projects throughout

                              WIRE FACILITIES, INC.

                   Notes to Condolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

            the United States. Consideration for the acquisition consisted of $3.5 million in cash and $5.2 million in notes payable to Entel shareholders. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $7.8 million was recognized in the transaction and was being amortized over seven years. The remaining net book value of goodwill was approximately $3.5 million as of December 31, 2001, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

     (b)    B. Communication International, Inc. ("BCI")

            On January 4, 1999, the Company acquired BCI for $2.9 million in cash, warrants and notes. BCI provided radio frequency engineering and cell site and switch technician services in the U.S. and Latin America. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.2 million was recognized in the transaction and was being amortized over seven years. The remaining net book value of goodwill was approximately $0.7 million as of December 31, 2001, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002. Acquired identifiable intangible assets of $0.5 million consist primarily of non-compete agreements and were being amortized over two years. Acquired identifiable intangible assets were fully amortized as of December 31, 2001. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

      (c)   C.R.D., Inc. ("CRD")

             On June 25, 1999, the Company acquired CRD for $0.5 million in cash, warrants, and assumption of debt. CRD installed and maintained cell site and microwave electronics. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $0.3 million was recognized in the transaction and was being amortized over seven years. During the second quarter of fiscal 2001, an impairment analysis was performed which resulted in the write-off of the remaining net book value of goodwill of $0.2 million, in accordance with SFAS 121. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date.

      (d)    WFI de Mexico ("WFIM")

             On September 18, 1998, the Company formed and acquired an 88% ownership interest in a Mexican subsidiary (WFIM). WFIM acquired all the assets of Cable and Wireless Services, S.C., a Mexican wireless communications company. Consideration for the acquisition consisted of $0.1 million in cash. The remaining 12% of WFI de Mexico's stock was held by directors and the General Manager of WFIM pursuant to Restricted Stock Agreements which permit WFIM to repurchase and transfer such shares upon the occurrence of certain events.

             On January 21, 2000, the Company acquired all but 2.5% of the minority ownership interest in WFIM from the General Manager of that subsidiary. The acquisition was made under the terms of a Restricted Stock Agreement, pursuant to which the Company issued
             0.4 million shares of common stock valued at $18.2 million in exchange for shares in WFIM. The acquisition price was allocated first to reduce the General Manager's minority interest, with the excess of $17.9 million recorded as goodwill, which was being amortized over 20 years. The remaining net book value of goodwill was approximately $16.1 million as of December 31, 2001, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002. The General Manager is the brother of both the Chairman and the Chief Executive Officer of the Company. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations and earnings previously allocated to minority owners are included in the Company's consolidated financial statements from the acquisition date.

                              WIRE FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

       (e)     The Walter Group, Inc. ("TWG")

               On January 11, 2000, the Company acquired TWG, a Washington corporation and a privately-held provider of management consulting and network development services to the wireless communications market. Consideration consisted of $5.6 million in cash and approximately 95,000 shares of the Company's common stock valued at $4.1 million. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $7.7 million was recognized in the transaction and was being amortized over ten years. During the second quarter of fiscal 2001, an impairment analysis was performed which resulted in the write-off of $6.5 million of goodwill in accordance with SFAS 121. As of December 31, 2001, the remaining net book value of goodwill was approximately $0.1 million, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002. Acquired identifiable intangible assets of $1.6 million consisted of non-compete covenants and an assembled workforce and were being amortized over two to five years. During the second quarter of fiscal 2001, in connection with the impairment analysis performed, the lives of the remaining intangibles were evaluated, which resulted in a reduction of the useful life for assembled workforce from five to three years As of December 31, 2001, the remaining net book value for assembled workforce was $0.8 million, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002. The indentifiable assets related to non-compete covenants were fully amortized as of December 31, 2001.

       (f)     Network Operations Center

               On March 13, 2000, the Company acquired the assets of a network operations center and business segment from Ericsson Inc. for $6.3 million in cash. The center is located in Dallas, Texas. The Company accounted for this acquisition using the purchase method of accounting. The results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.0 million was recognized in the transaction and was being amortized over seven years. During the second quarter of fiscal 2001, an impairment analysis was performed which resulted in the write-off of the remaining net book value of goodwill of $0.8 million, in accordance with SFAS 121. Acquired identifiable intangible assets of $3.4 million consisted primarily of customer relationships and an assembled workforce and were being amortized over two to five years. As a result of the impairment analysis, the remaining net book value of customer relationships and assembled workforce was determined to be impaired and fully written off in accordance with SFAS 121.


       (g)     Comcor Advisory Services ("Comcor")

               On April 25, 2000, the Company acquired the assets of Comcor, a privately-held provider of site development services to the wireless mobility and broadband wireless communications market. The Company paid $5.4 million in cash as well as issued approximately 21,000 shares of the Company's common stock valued at $1.8 million to Comcor shareholders for the acquisition. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $6.6 million was recognized in the transaction and was being amortized over ten years. During the second quarter of fiscal 2001, an impairment analysis was performed which resulted in the write-off of $1.5 million of goodwill, in accordance with SFAS 121. As of December 31, 2001, the remaining net book value of goodwill was approximately $4.0 million, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002. Acquired identifiable intangible assets of $0.6 million consisted primarily of an assembled workforce and was being amortized over five years. As of December 31, 2001, the remaining net book value of assembled workforce was approximately $0.4 million, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002. The Company accounted for this acquisition using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date.

                              WIRE FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

       (h)     Diverse Networks, Inc. ("DNI")

               On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% percent interest in DNI, a private company that provides network management and data center services. In conjunction with the acquisition, the Company received a warrant for the rights to purchase up to a 50% interest in DNI over five years. The warrant is exercisable after May 24, 2001, or upon the occurrence of a material event as defined in the warrant agreement. The number of shares and exercise price for the warrant is dependent upon revenues earned by contracts and agreements provided to DNI by the Company. Exercise of the warrant may be effected by cash or by using a net issue exercise feature. The warrant may be exercised in total or in part, and is assignable and transferable prior to any first exercise. This investment has been accounted for under the equity method of accounting due to the presence of significant influence that is deemed to exist based on the material level of existing contracts that WFI holds with DNI.

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

               Included in the asset purchase agreement was an earn-out provision whereby the Company agreed to pay Davis Bay's selling shareholders' additional consideration contingent on certain quarterly earnings results from existing and potential future contracts secured by Davis Bay for the Company and executed within 18 months of the acquisition date. Earn-out payments, were paid quarterly over the life of the eligible contracts, in stock. These payments were capped at $20.0 million. As of December 31, 2000, the Company recorded $9.5 million in additional goodwill as a result of the earn-out provision consisting of approximately
               0.2 million shares of the Company's common stock. The majority of these shares were issuable in the first quarter of 2001 and were recorded as a liability as of December 31, 2000. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $11.6 million was recognized as of December 31, 2000 related to the transaction, and was being amortized over ten years.

               During the six months ended June 30, 2001, $10.5 million in additional goodwill was recorded under the earn-out provision, bringing the total earn-out up to the $20.0 million allowed under the contract. During the second quarter of fiscal 2001, in connection with the impairment analysis performed, the lives of the remaining intangibles were evaluated, which resulted in a reduction of the useful life for goodwill from 10 to 5 years, pursuant to guidelines of SFAS 121. Effective September 27, 2001, Davis Bay and the Company executed a second amendment to the original asset purchase agreement that replaced the remaining, unpaid earn-out with a final earn-out equal to 1,638,838 shares of the Company's common stock issued at the then current market value. Accordingly, the estimated liability of common stock to be issued related to the earn-out agreement decreased from $10.5 million as of June 30, 2001 to $7.3 million as of September 30, 2001, resulting in a corresponding reduction in goodwill of $3.2 million. On October 17, 2001, 1,638,838 shares of the Company's common stock were issued to Davis Bay. Acquired identifiable intangible assets of $1.0 million consisted of an assembled workforce and purchased technology and were being amortized over three to five years. As of December 31, 2001, the net book value of goodwill and acquired identifiable assets related to assembled workforce were approximately $15.6 million and $0.4 million, respectively, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002.

     (j)       CommVerge Solutions, Inc.

               On July 21, 2000, the Company acquired convertible preferred stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting.

                              WIRE FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

     (k)       Questus, Ltd.

               On August 29, 2000, the Company acquired all of the outstanding capital stock of Questus, Ltd., a private limited company incorporated in the United Kingdom. Consideration consisted of $10.6 million in cash, approximately 0.2 million shares of the Company's common stock valued at $10.3 million, and promissory notes to one selling shareholder totaling $1.5 million. Included in the purchase were Questus' wholly owned subsidiaries, Questus Scandinavia, A.B., incorporated in Stockholm Sweden, and Questus GmbH, incorporated in Vienna, Austria. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $14.0 million was recognized in the transaction and was being amortized over ten years. As of December 31, 2001, the net book value of goodwill was approximately $12.7 million and will be subject to the transition guidelines of SFAS 142 effective January 1, 2002. Acquired identifiable intangible assets of $6.8 million consisted primarily of customer relationships, purchased technology, and trade names and are being amortized over two to five years.

               Under the agreement for the sale and purchase of the entire issued share capital of Questus Limited, the Company agreed to issue additional stock to the former Questus shareholders if the value of our common stock decreased to less than the lower collar amount, which is equivalent to 50% of the price at which the shares were originally issued pursuant to the agreement. As of August 29, 2001, the last day of the escrow period, based on the calculation set forth in the agreement, the Company's stock price was less than the lower collar amount, which triggered the payment of additional shares of our common stock under the agreement. Pursuant to the agreement, the Company issued an aggregate of 146,806 shares of its common stock based on this lower collar adjustment in December 2001.

     (l)       Telia Contracting AB

               On October 12, 2000, the Company acquired all of the outstanding capital stock of Telia Contracting, AB of Gothenburg, Sweden, a subsidiary of Telia AB in Sweden. Consideration consisted of $7.8 million in cash. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.8 million was recognized in the transaction and was being amortized over ten years. Acquired identifiable intangible assets of $5.5 million consisted primarily of customer relationships, an assembled workforce and purchased technology and are being amortized over two to five years. As of December 31, 2001, the remaining net book value for goodwill and assembled workforce was $1.6 million and $0.5 million, respectively, which will be subject to the transition guidelines of SFAS 142 effective January 1, 2002.

     (m)       Telia Academy AB

               On December 4, 2000, the Company acquired the assets of Telia Academy AB, a limited liability company organized under the laws of Sweden. Consideration consisted of $2.2 million in cash. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company's consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.2 million was recognized in the transaction and was being amortized over seven years. Acquired identifiable intangible assets of $0.7 million consisted primarily of customer relationships and an assembled workforce and were being amortized over one to ten years. During the second quarter of fiscal 2001, an impairment analysis was performed which resulted in the write-off of the remaining net book value of goodwill and acquired identifiable intangible assets of $1.1 million and $0.6 million, respectively, in accordance with SFAS 121.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

The following summary presents pro forma consolidated results of operations for the years ended December 31, 1999 and 2000 as if the acquisitions described above had occurred at the beginning of the year ended December 31, 1999, and includes adjustments that are directly attributable to the transaction or are expected to have a continuing impact on the Company. Adjustments to revenues and cost of revenues are derived from the available financial information by estimating the monthly operating revenue or expense and pro-rating for the period of time such operations were excluded from the Company's financial results for the periods presented.

The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future (all amounts except per share amounts are in millions).

                                                          1999             2000
                                                         ------           ------
        Pro forma revenue                                $126.1           $268.9
        Pro forma operating income                       $ 16.4           $ 48.2
        Pro forma net income                             $  8.7           $ 28.7
        Pro forma net income per common share:
            Basic                                        $ 0.29           $ 0.68
            Diluted                                      $ 0.24           $ 0.57

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

(4)  Balance Sheet Details

     The consolidated balance sheets consist of the following at December 31, 2000 and 2001 (in millions):

                                                             2000         2001
                                                           --------    --------
Accounts receivable, net:
      Billed                                               $   75.1    $   58.4
      Unbilled                                                 44.9        46.1
                                                           --------    --------
                                                              120.0       104.5
Allowance for doubtful accounts                                (0.9)      (16.0)
                                                           --------    --------
         Total accounts receivable, net                    $  119.1    $   88.5
                                                           ========    ========

Contract management receivables, net:
      Billed                                               $    6.0    $    5.8
      Unbilled                                                 14.8         2.4
                                                           --------    --------
                                                               20.8         8.2
Allowance for doubtful accounts                                  --        (2.3)
                                                           --------    --------
         Total contract management receivables, net        $   20.8    $    5.9
                                                           ========    ========

Property and equipment, net:
      Computer equipment                                   $   24.2    $   29.7
      Furniture and office equipment                            1.4         3.1
                                                           --------    --------
                                                               25.6        32.8
Accumulated depreciation and amortization                      (5.6)      (13.8)
                                                           --------    --------
         Total property and equipment, net                 $   20.0    $   19.0
                                                           ========    ========

Goodwill, net:
      Goodwill                                             $   71.1    $   69.0
      Accumulated amortization                                 (6.4)      (14.6)
                                                           --------    --------
         Total goodwill, net                               $   64.7    $   54.4
                                                           ========    ========

Other intangibles, net:
      Customer relationships                               $   10.2    $    8.4
      Assembled workforce                                       3.9         3.4
      Purchased technology                                      3.6         3.6
      Trade names                                               1.1         0.5
      Noncompete covenants                                      0.5         0.5
      Other                                                     0.8         0.3
                                                           --------    --------
                                                               20.1        16.7
Accumulated amortization                                       (3.0)       (8.1)
                                                           --------    --------
         Total other intangibles, net                      $   17.1    $    8.6
                                                           ========    ========

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

(5)  Notes payable and other financing arrangements

     (a)  Credit Agreement

          As of December 31, 2001, $33.0 million was outstanding under the Company's line of credit with a weighted average interest rate of 6.40%. The line of credit expires in February 2004. Loans under this line of credit bear interest, at the Company's discretion, at either
          (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 2.50%, the ("base rate margin"), or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.75% to 3.50%, the ("LIBOR rate margin"). The line of credit is secured by substantially all of the Company's assets. The line of credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. On July 19, 2001, the Company executed an amendment to its line of credit agreement, which among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount with respect to the first and second quarters of fiscal 2001. On December 31, 2001, the Company executed a second amendment to our line of credit agreement, which amended certain financial covenants for 2002, reduced the aggregate commitment from $100 million to $80 million and waived the requirement for compliance for two financial covenants as of December 31, 2001. As such, the Company was in compliance with all required covenants as of December 31, 2001.

     (b)  Note Payable to Financial Institutions

          In December 1999, the financial institutions who were parties to the line of credit agreement entered into an intercreditor agreement with the Company, which provided for the issuance of notes payable not to exceed $1.0 million, secured by substantially all of the Company's assets. On February 24, 2000, the Company executed a $1.0 million note payable under this agreement, payable ratably through February 2005 at a 9% interest rate. At December 31, 2000 and 2001, the Company had outstanding borrowings of $0.8 million and $0.6 million, respectively, under this note payable.

     (c)  BCI Notes Payable

          In January 1999, the Company issued notes payable in consideration for the BCI acquisition (see Note 3). These notes had a carrying value of $0.9 million at December 31, 1999. The notes were due in January 2001 and bore interest at 9.62%. These notes were repaid in full during 2000.

     (d)  Questus Notes Payable

          In consideration for the acquisition of Questus (see Note 3), the Company issued promissory notes to a selling shareholder totaling $1.5 million, secured by a standing letter of credit. These notes bore interest at LIBOR plus 1% and were due on April 30, 2002. The notes were repaid in full in 2001.

     Maturities of notes payable at December 31, 2001 are as follows (in millions):

                 2002                                $ 0.2
                 2003                                  0.2
                 2004                                  0.2
                                                     -----
                           Total                     $ 0.6
                                                     =====

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

(6)  Lease Commitments

     The Company leases certain equipment under capital leases with interest rates ranging from 2.5% to 13.9% that expire at various dates through 2005. The Company also leases certain facilities and equipment under operating leases having terms expiring at various dates through 2010. Future minimum lease payments under capital and operating leases as of December 31, 2001 are as follows (in millions):

                                                            Capital   Operating
                                                             leases     leases
                                                            -------   ---------
           Year ending December 31,
           2002                                              $ 5.1      $ 4.9
           2003                                                3.5        4.3
           2004                                                0.5        3.7
           2005                                                0.2        3.5
           2006                                                 --        2.4
           Thereafter                                           --        8.2
                                                             -----      -----
                 Total minimum lease payments                  9.3      $27.0
                                                                        =====
           Less amount representing interest                  (0.8)
                                                             -----
                 Present value of capital lease obligations    8.5
           Less current portion                               (4.5)
                                                             -----
                 Long-term capital lease obligations         $ 4.0
                                                             =====

     Equipment recorded under capital leases approximated $11.8 million and $13.9 million, with accumulated amortization of $1.4 and $5.7 million as of December 31, 2000 and 2001, respectively.

     There were no sublease agreements as of December 31, 2001 to offset future minimum lease payments. Rent expense under operating leases for the years ended December 31, 1999, 2000, and 2001 was $0.9 million, $3.8 million and $6.4 million, respectively.

     The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses, of $0.3 million and $0.5 million at December 31, 2000 and 2001, respectively, to reflect the excess of rent expense over cash payments since inception of the lease. During 2001, the Company recorded an accrual for $1.4 million related to an estimated loss on unused office space which is included in rent expense. The Company periodically evaluates the adequacy of this accrual and the related variables and assumptions used to calculate the estimated loss on unused office space.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

(7)  Income Taxes

     Income (loss) before provision (benefit) for income taxes for the years ended December 31, 1999, 2000, and 2001 is comprised of the following (in millions):

                                  1999         2000           2001
                                  -----        -----         ------
             Domestic             $10.5        $30.7         $(57.3)
             Foreign                6.3         21.4          (17.8)
                                  -----        -----         ------
                                  $16.8        $52.1         $(75.1)
                                  =====        =====         ======

     The provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 is comprised of the following (in millions):

                                  1999         2000          2001
                                  -----        -----        ------
        Current:
             Federal              $ 5.7        $ 1.7        $  0.6
             State                  0.8          0.4           0.3
             Foreign                2.4          4.1           0.4
                                  -----        -----        ------
                                  $ 8.9        $ 6.2        $  1.3
                                  =====        =====        ======
        Deferred:
             Federal              $(1.6)       $ 8.5        $(14.9)
             State                 (0.3)         1.5          (1.8)
             Foreign                0.2          4.1           0.4
                                  -----        -----        ------
                                   (1.7)        14.1         (16.3)
                                  -----        -----        ------
                                  $ 7.2        $20.3        $(15.0)
                                  =====        =====        ======

     A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to income
     (loss) before income tax provision (benefit) for the years ended December 31, 1999, 2000 and 2001 is as follows (in millions):

                                                          1999   2000     2001
                                                          ----  ------   ------

        Income taxes at federal statutory rate            $5.9   $18.3   $(26.2)
        State taxes, net of federal tax benefit            0.3     1.2     (1.0)
        Foreign taxes                                      0.7     0.5      7.0
        Amortization of goodwill and other intangibles     0.3     0.7      1.0
        Increase in federal valuation allowance             --      --      3.3
        Other, net                                          --    (0.4)     0.9
                                                          ----  ------   ------
                                                          $7.2   $20.3   $(15.0)
                                                          ====   =====   ======

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 2001 are as follows (in millions):

                                                                                        2000     2001
                                                                                      -------   ------
Deferred tax assets:
     Allowance for doubtful accounts                                                  $  0.3    $  6.9
     Bonus accrual                                                                       0.1        --
     Vacation accrual                                                                    0.8       0.9
     Goodwill and other intangibles, principally due to differences in amortization      1.2       6.6
     Net operating loss carryforwards                                                    4.4      10.0
     Income tax credit carryforwards                                                     4.6       4.6
     Other                                                                               0.2       0.7
                                                                                      -------   ------
                                                                                        11.6      29.7
     Valuation allowance                                                                (4.1)    (12.2)
                                                                                      -------   ------
         Total deferred tax assets, net                                                  7.5      17.5
                                                                                      -------   ------

Deferred tax liabilities:
     Adjustment from cash to accrual method of accounting for income taxes              (0.8)       --
     Property and equipment, principally due to differences in depreciation             (2.1)     (1.6)
     Unearned revenue                                                                   (9.2)     (5.1)
     Foreign deferred tax liability                                                     (4.2)     (0.8)
                                                                                      -------   ------
         Total deferred tax liability                                                  (16.3)     (7.5)
                                                                                      -------   ------
         Net deferred tax asset (liability)                                           $ (8.8)   $ 10.0
                                                                                      ======    ======

At December 31, 2001, the Company had federal tax loss carryforwards of $24.6 million and foreign tax credit carryforwards of $4.1 million, which expire in 2020 and 2004, respectively. The Company has minimum tax credit carryforwards of $0.5 million, which may be carried forward indefinitely. In addition, the Company has foreign tax loss carryforwards of $6.4 million and $4.5 million in the United Kingdom and Sweden, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the deferred tax assets, net of the valuation allowance, as of December 31, 2001. The Company has recorded a valuation allowance of $12.2 million as of December 31, 2001 to reflect the estimated amount of deferred tax assets that may not be realized. A valuation allowance of $4.2 million was recorded due to the expiration of foreign tax credit carryforwards after consideration of stock option deductions available for tax return purposes. A valuation allowance of $4.2 million was recorded for certain federal and state deferred tax assets related to intangibles and tax loss carryforwards not expected to be realized, and a valuation allowance of $3.8 million was recorded for foreign tax loss carryforwards not expected to be realized.

It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

(8)  Stockholders' Equity

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

          In February 1999, the Board of Directors authorized the issuance of up to 2.8 million shares of par value $0.01 Series B Preferred Stock. Shortly thereafter, the Company sold 2.7 million Series B Convertible Preferred Stock for $15.0 million, or $5.50 per share. Upon closing of the Company's initial public offering, all outstanding shares of Series B Preferred Stock were converted into 2.7 million shares of Common Stock.

          On October 10, 2001, the Company executed an agreement to sell $35.0 million of its Series A Convertible Preferred Stock in a private placement to investment funds managed by Oak Investment Partners. Pursuant to the agreement, on October 29, 2001, the investment funds managed by Oak Investment Partners purchased an aggregate of 63,637 shares of Series A Convertible Preferred Stock for a common stock equivalent price of $5.50 per share. The shares of Series A Convertible Preferred Stock have a liquidation preference and price anti-dilution protection. Upon any Liquidation Event (such as a sale of the Company), each outstanding share of Series A Convertible Preferred Stock is entitled to receive $550.00 per share as a liquidation preference, ahead of any amounts paid to holders of Common Stock. These shares are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements. Each share of Series A Convertible Preferred Stock is initially convertible into 100 shares of Common Stock at the option of the holder at any time subject to certain provisions in the agreement. After July 2004, the Series A Convertible Preferred Stock will automatically convert into shares of the Company's Common Stock if and when the Company's Common Stock trades at or above $11.00 per share for 30 consecutive days after that date. Oak Investment Partners agreed to a lockup with respect to the shares of Series A Convertible Preferred Stock (and the underlying shares of Common Stock). The lockup will expire in stages beginning 18 months from October 29, 2001. On October 30, 2001, the Company received $35.0 million pursuant to this agreement, and the net proceeds after the deduction of related issuance costs was $34.9 million.

     (c)  Treasury Stock

          On August 5, 1998, the Company purchased 3.3 million shares of Common Stock for $13.5 million. During 1999, the Company purchased an additional approximate 21,000 shares of Common Stock for $0.2 million. The treasury stock was retired during 1999.

     (d)  Common Stock Warrants

          In February 1997, the Company issued warrants to purchase 0.3 million shares of Common Stock at an exercise price of $0.93 per share to two Company directors. One-third of these warrants vested at the date of issuance and then annually for the following two years. In February 1998, the Company issued warrants to purchase 1.2 million shares of Common Stock at an exercise price of $1.58 per share to two Company directors. One-third of these warrants vested at the date of issuance, and then annually for the following two years. At December 31, 2000, a total of 0.9 million warrants were outstanding . At December 31, 2001, no warrants remained outstanding as all 0.9 million warrants were exercised during 2001.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

          In connection with the acquisition of BCI in January 1999, the Company issued 0.2 million common stock warrants exercisable at $4.16 per share. These warrants vested 25% on June 1, 1999, December 1, 1999, June 1, 2000, and December 1, 2000 and expire one year after their respective vesting date. In June 2000, these warrants were exchanged for new warrants with the same economic terms other than the addition of a net exercise provision. During 2000, the outstanding warrants related to the BCI acquisition were partially exercised using the net exercise provision contained in the warrants, and the remaining 0.1 million warrants were exercised by reducing the outstanding balance of the note payable related to the acquisition. No warrants were outstanding as of December 31, 2001.

     (e)  Stock Option Plans and Employee Stock Purchase Plan

          Stock Option Plans

          During the years ended 1997, 1999 and 2000, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan"), the 1999 Equity Incentive Plan (the "1999 Plan") and the 2000 Non-statutory Stock Option Plan (the "2000 Plan"), respectively. Stock options granted under the 1997 Plan and 1999 Plan may be incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. The Company ceased making grants under the 1997 Plan upon completion of its initial public offering. The 2000 Plan permits the grant of non-statutory stock options, which are exercisable for a period following the date of grant as determined by the Board of Directors, generally ten years. Stock option exercise prices for the 1997 Plan, 1999 Plan and 2000 Plan must be equal to or greater than the fair market value of the common stock on the grant date. A total of 7.5 million, 12.1 million, and 3.0 million shares of common stock have been authorized for issuance under the 1997 Plan, 1999 Plan and 2000 Plan, respectively.

          In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1997 Plan, 1999 Plan and 2000 Plan. Accordingly, the Company recorded compensation expense totaling $0.1 million, for the year ended December 31, 1999, reflecting the intrinsic value of options granted in 1999. All options granted in 2000 and 2001 were at or above fair market value on the date of grant.

          During 2001, the Company's Board of Directors approved a voluntary stock option cancel and regrant program for employees. The program provided employees with the opportunity to cancel all of their existing and outstanding stock options granted to them on or after September 30, 2000 and before March 30, 2001, and some or all of their existing and outstanding stock options granted to them prior to September 30, 2000, in exchange for a new option grant for an equal number of shares to be granted at a future date. The new options were to be issued no earlier than six months and one day after the cancellation date of March 30, 2001, and the exercise price of the new options was to be based on the trading price of the Company's Common Stock on the date of the new option grants. Under the program, participating employees could select their regrant date to be October 1, 2001, October 22, 2001 or November 12, 2001. A total of 5,221,577,
          10,852 and 16,415, options were regranted with exercise prices of $4.47, $6.12 and $5.35 on October 1, 2001, October 22, 2001 and
          November 12, 2001, respectively. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

     Stock option transactions are summarized below:

                                          Weighted                   Weighted                  Weighted
                                          average                     average                   average
                                          exercise                   exercise                  exercise
                           1997 Plan       price       1999 Plan       price      2000 Plan     price
                           ----------    ---------    ----------    ---------     ---------    --------
Outstanding at December
31, 1998                    3,573,648    $    2.26       192,487    $   47.44            --     $   --
Granted                     4,288,890         9.74            --           --            --         --
Exercised                    (305,312)        1.88            --           --            --         --
Cancelled                    (781,879)        5.03            --           --            --         --
                           ----------                 ----------                  ---------
Outstanding at December
31, 1999                    6,775,347         6.74       192,487        47.44            --         --
Granted                            --           --     5,977,752        52.81     1,725,419      45.00
Exercised                  (2,357,930)        4.03          (274)       32.75            --         --
Cancelled                    (663,765)       11.51      (551,954)       54.70       (21,589)     48.90
                           ----------                 ----------                  ---------
Outstanding at December
31, 2000                    3,753,652         7.64     5,618,011        52.44     1,703,830      44.95
Granted                            --           --     6,668,374         4.66     2,117,353       8.00
Exercised                    (567,309)        3.91      (103,337)        4.66       (28,328)      4.40
Canceled                     (632,474)       11.37    (5,312,862)       45.75    (1,985,459)     38.91
                           ----------                 ----------                  ---------
Outstanding at
December 31, 2001           2,553,869    $    7.55     6,870,186    $   11.90     1,807,396     $10.49
                           ==========                 ==========                  =========
Balance exercisable at
December 31, 2001           1,579,094    $    6.76     2,094,513    $   13.13       431,112     $12.11
                           ==========                 ==========                  =========

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000, and 2001

The following table summarizes information as of December 31, 2001 concerning options outstanding and exercisable:

                                      Options outstanding                        Options exercisable
                        ------------------------------------------------    -----------------------------
                                           Weighted         Weighted         Weighted        Weighted
    Range of               Number          average           average          number          average
 exercise prices        outstanding     remaining life    exercise price    exercisable    exercise price
--------------------    -----------     --------------    --------------    -----------    --------------
$    1.33 - 3.69         1,885,227            8.34         $    3.24           729,477       $   2.52
     4.00 - 4.16           652,038            7.22              4.14           268,830           4.16
     4.29 - 4.47         4,818,166            9.60              4.47         1,641,738           4.47
     5.06 - 8.50         1,709,448            8.53              6.80           626,124           7.63
     10.00 - 56.25       1,610,618            8.15             27.11           656,093          25.50
     57.00 - 109.38        540,950            8.69             59.99           175,165          60.66
     132.06 - 132.06        15,004            8.21            132.06             7,292         132.06
                        -----------                                          ---------
                        11,231,451            8.83         $   10.69         4,104,719       $  10.57
                        ==========                                           =========

Employee Stock Purchase Plan

In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 1.5 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company's initial public offering.

Unless otherwise determined by the board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the board) for at least 20 hours per week and are customarily employed by the Company (or a subsidiary designated by the board) for at least 5 months per calendar year.

Employees who participate in an offering may have up to 15% of their earnings for the period of that offering withheld pursuant to the Purchase Plan. The amount withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date will equal the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. From the Purchase Plan's inception through December 31, 2001, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 0.5 million.

Accounting for Stock-Based Compensation

Under SFAS No. 123, the weighted average fair value of stock options granted during 1999, 2000, and 2001 was $7.83, $42.21, and $4.59 respectively, on the date of grant. The weighted average estimated fair values of shares granted under the Purchase Plan during 2000 and 2001 was $10.80 and $5.91, respectively. There were no grants under the Purchase Plan in fiscal 1999. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

                                    1999            2000                 2001
                                   -------        ---------            --------
Expected term:
     Stock options                 5 years          5 years             3 years
     Purchase plan                      --        11 months            6 months
Interest rate                         5.75%            6.16%               4.55%
Volatility                              81%             123%                150%
Dividends                               --               --                  --

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000, and 2001

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

                                                 1999    2000      2001
                                                 -----   -----    ------
Net income (loss)                                $9.6    $31.8    $(60.1)
SFAS No. 123 stock-based compensation expense     4.6     29.2      14.9
                                                 -----   -----    ------
  Pro forma net income (loss)                    $5.0    $ 2.6    $(75.0)
                                                 ====    =====    ======

Pro forma income (loss) per common share:
     Basic                                       $0.17   $ 0.06   $(1.63)
     Diluted                                     $0.14   $ 0.05   $(1.63)

(9)  Employee Benefit Plan

     In 1996, the Company implemented a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. The Company made no contributions in 1999, 2000 or 2001.

(10) Significant Customers

     The Company had sales to three separate customers which comprised 14%, 11% and 10% of the Company's total revenues for the year ended December 31, 1999. At December 31, 1999, accounts receivable from these customers totaled $1.6 million, $3.3 million, and $2.8 million, respectively.

     The Company had sales to one customer who comprised 22% of the Company's total revenues for the year ended December 31, 2000. At December 31, 2000, accounts receivable from this customer totaled $8.9 million.

     The Company had sales to three separate customers which comprised 11%, 11% and 10% of the Company's total revenues for the year ended December 31, 2001. At December 31, 2001, accounts receivable from these customers totaled $3.1 million, $7.3 million and $26.9 million, respectively.

(11) Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.

     Prior to the year ended 1999, the Company provided only design and deployment service. In 1999, the Company added network maintenance and business consulting services. Due to the nature of these services, the amount of capital assets

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000, and 2001

     used in providing services to customers is minor. Revenue and operating income (loss) provided by the Company's segments for the years ended December 31, 1999, 2000, and 2001 are as follows (in millions):

                                                 1999       2000        2001
                                               -------    --------    ---------
         Revenues:
             Design and deployment             $  86.9    $  205.6    $  159.5
             Network management                    4.5        42.7        40.4
             Business consulting                   1.3         7.6         7.3
                                               -------    --------    ---------
              Total revenues                   $  92.7    $  255.9    $  207.2
                                               =======    ========    ========
         Operating income (loss):
             Design and deployment             $  16.2    $   38.9    $  (59.1)
             Network management                    1.1        10.7       (11.2)
             Business consulting                   0.3         2.4        (1.2)
                                               -------    --------    ---------
              Total operating income (loss)    $  17.6    $   52.0    $  (71.5)
                                               =======    ========    ========

    Revenues generated by geographic segment for the years ended December 31, 1999, 2000, and 2001 are as follows (in millions):

                                             1999         2000          2001
                                           -------      --------      --------
         United States                     $  61.1      $  183.7      $  141.6
         EMEA                                   --          18.0          22.5
         Latin America                        31.6          54.2          43.1
                                           -------      --------      --------
                     Total revenues        $  92.7      $  255.9      $  207.2
                                           =======      ========      ========

     Long-lived assets by geographic region for the years ended December 31, 1999, 2000 and 2001, which include property and equipment, goodwill, and other intangibles, are as follows (in millions):

                                                  1999        2000        2001
                                                 -------    --------    -------
         United States                           $  12.3    $   71.5    $  58.2
         EMEA                                         --        29.2       21.9
         Latin America                               0.3         1.1        1.9
                                                 -------    --------    -------
                     Total long-lived assets     $  12.6    $  101.8    $  82.0
                                                 =======    ========    =======

(12) Related Party Transactions

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

     In February 1999, the Company sold 2.7 million shares of Series B convertible preferred stock to various investors at a purchase price of $5.50 per share, of which 2.3 million were sold to entities affiliated with a director of the Company. In addition, 0.4 million shares were sold to entities which combined, held greater than 5% of the Company's capital stock. These shares were converted into common stock upon closing of the Company's initial public offering.

     In June 1999, the Company sold its 25% ownership interest in Sierra Towers Investment Group, LLC ("Sierra") and a note receivable from Sierra to two officers of the Company in exchange for cash and a note payable to the Company. The note was paid in full in September 2000.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000, and 2001

     During 1999, the Company advanced $0.5 million to the General Manager of WFI de Mexico. The general manager is the brother of both the Chairman and the Chief Executive Officer of the Company. The advance was repaid in March 2002.

     In January 2000, the Company acquired a portion of the minority ownership interest in WFI de Mexico from the General Manager of WFI de Mexico. The acquisition was made under the terms of a Restricted Stock Agreement, pursuant to which the Company issued shares of common stock valued at $18.2 million in exchange for the shares held by the General Manager.

     In October 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, valued at $35.0 million, in a private placement to entities affiliated with a director of the Company. Each share of Series A Convertible Preferred Stock is initially convertible into 100 shares of Common Stock at the option of the holder at any time subject to certain provisions in the agreement. After July 2004, the Series A Convertible Preferred Stock will automatically convert into shares of the Company's Common Stock if and when the Company's Common Stock trades at or above $11.00 per share for 30 consecutive days after that date. Upon any Liquidation Event (such as a sale of the Company), each outstanding share of Series A Convertible Preferred Stock is entitled to receive $550.00 per share as a liquidation preference, ahead of any amounts paid to holders of Common Stock.

     During 2000 and 2001, two subsidiaries of the Company, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. and JFR de Brasil Ltda. (collectively, JFR). The General Manager of WFI de Mexico and Wireless Facilities Latin America Ltda. is the brother of both the Chairman and the Chief Executive Officer of the Company and holds a majority ownership interest in JFR. The primary business purpose for WFI de Mexico and Wireless Facilities Latin America Ltda. transacting business with JFR relates to obtaining superior service and response compared to independent businesses providing such services, at market or less than market rates. Commencing in March 2002, all transactions between JFR and WFI de Mexico and JFR and Wireless Facilities Latin America Ltda. must be approved by the Company's Chief Financial Officer and General Counsel, after a competitive bidding process.

     During 2000 and 2001, WFI de Mexico contracted with JFR for automobile leasing, computer leasing, and as a sub-contractor for certain of its customer contracts. During the years ended December 31, 2000 and 2001, WFI de Mexico paid JFR approximately $3.6 million and $2.7 million, respectively, for all services rendered under these contracts. As of December 31, 2000 and 2001, WFI de Mexico owed JFR $0 and approximately $2.2 million, respectively. Also during 2001, JFR contracted with WFI de Mexico for subcontractor services for certain of its customer contracts. The Company believes that the amounts paid or payable under these contracts are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.

     During 2001, Wireless Facilities Latin America Ltda. has transacted business with JFR as a subcontractor providing services in connection with certain customer contracts. During the year ended December 31, 2001, Wireless Facilities Latin America Ltda. paid JFR approximately $0.1 million for all services rendered under these contracts. Also during 2001, JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts. As of December 31, 2001, Wireless Facilities Latin America Ltda. has a trade receivable balance from JFR for approximately $0.3 million related to such services. The Company believes that the amounts payable and receivable under these contracts are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.

     At December 31, 2001, except as noted above, there are no other commitments or guarantees between JFR and the Company.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000, and 2001

(13) Legal Matters

     In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company's common stock at various times on or after November 4, 1999. The complaints allege that the registration statement and prospectus dated November 4, 1999, issued by the Company in connection with the public offering of the Company's common stock contained untrue statements of material fact or omissions of material fact in violation of securities laws because the registration statement and prospectus allegedly failed to disclose that the offering's underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company's common stock in the aftermarket. The actions seek unspecified monetary damages and other relief. On August 8, 2001, the above-referenced lawsuits were consolidated for pretrial purposes with similar lawsuits filed against hundreds of other initial public offering issuers and their underwriters in the Southern District Court of New York. An initial case management conference was held on September 7, 2001 for all the lawsuits, at which time the court ordered that the time for all defendants to respond to any complaint be postponed until further notice of the Court. The Company believes these lawsuits are without merit and intends to vigorously defend against them.

     In October 2000, the Company was notified that Norm Korey, a former employee who was terminated, asserted that he is owed certain commissions and stock options and severance pay from the Company. The Company was served with a formal arbitration demand relating to the matter in January 2001. In August 2001, the arbitration concluded with an award of $316,700 in favor of Norm Korey, representing severance pay, commissions and expense reimbursement. The outcome of this proceeding did not have a materially adverse effect on the Company.

     On July 25, 2000, the Company filed a complaint for Declaratory Relief in the Superior Court of the State of California for the County of San Diego, against Dr. Rahim Tafazolli, a former employee/consultant who received an unregistered certificate purportedly representing 45,000 shares of the Company's common stock. The complaint sought a declaration that the subject certificate is invalid due to the forfeiture provisions of the employee benefit plan and due to Dr. Tafazolli's failure to perform the agreed services. On November 21, 2000, Dr. Tafazolli filed a cross-complaint seeking money damages and a declaration that he is entitled to receive an unrestricted WFI stock certificate for 45,000 shares. On July 2001, the Company entered into a settlement agreement with Dr. Tafazolli agreeing to issue Dr. Tafazolli 15,000 unrestricted shares. Massih Tayebi, the Company's Chairman, and Masood K. Tayebi, the Company's Chief Executive Officer, each agreed to transfer to us one-half of the shares due to Dr. Tafazolli under the settlement agreement. As a result, the Company has had no net increase in the number of outstanding shares of its common stock and no impact on its financial statements for the year ended December 31, 2001.

     Advanced Radio Telecom Corp. ("ART"), which initiated Chapter 11 bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. The Company filed an answer contesting the allegations in this matter and intends to vigorously defend against this matter. In a related matter, ART has filed a partial objection to the Company's proof of claim. The Company has retained counsel and is currently prosecuting the full value of its claim.

     Metricom, Inc., which initiated Chapter 11 bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $1,416,240. The Company intends to vigorously defend against this matter.

     In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.

                            WIRELESS FACILITIES, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 2000 and 2001

(14) Quarterly Financial Data (Unaudited)

     The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 1999, 2000 and 2001, is as follows (in millions, except per share data):

                                                   First     Second    Third     Fourth
                                                  Quarter   Quarter   Quarter   Quarter
                                                  -------   -------   -------   -------
Fiscal year 1999:
----------------
Revenues                                          $  15.0   $  18.1    $ 23.8   $  35.8
Gross profit                                          5.8       6.3      10.7      15.6
Operating income                                      2.6       2.8   $   5.6   $   6.6
Net income                                        $   1.6   $   1.0   $   2.8   $   4.2
                                                  =======   =======   -======   =======
Net income per common share:
    Basic                                         $  0.06   $  0.04   $  0.10   $  0.12
    Diluted                                       $  0.05   $  0.03   $  0.08   $  0.10
Fiscal year 2000:
----------------
Revenues                                          $  43.3   $  59.4   $  73.1   $  80.1
Gross profit                                         18.0      26.4      32.3      39.1
Operating income                                      9.3      12.8      14.0      15.9
Net income                                        $   5.8   $   7.9   $   9.0   $   9.1
                                                  =======   =======   =======   =======
Net income per common share:
    Basic                                         $  0.14   $  0.19   $  0.21   $  0.21
    Diluted                                       $  0.12   $  0.16   $  0.17   $  0.18
Fiscal year 2001:
----------------
Revenues                                          $  52.7   $  54.7   $  54.8   $  45.0
Gross profit                                         13.6      22.2      17.8      12.6
Operating loss                                      (22.1)    (36.5)     (3.7)     (9.2)
Net loss                                          $  (8.5)  $ (38.3)  $  (2.9)  $ (10.4)
                                                  =======   =======   =======   =======
Net loss per common share - basic and diluted     $ (0.19)  $ (0.83)  $ (0.06)  $ (0.22)

                            WIRELESS FACILITIES, INC.

                 Schedule II: Valuation and Qualifying Accounts
                                  (in millions)
                  Years Ended December 31, 1999, 2000 and 2001

---------------------------------------------------------------------------------------------------------------------
                                                     Balance at                                       Balance at End
        Allowance for Doubtful Accounts           Beginning of Year     Provisions      Write-offs        of Year
        -------------------------------
---------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999                           $0.6              $ 0.4            $0.1           $ 0.9
---------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000                           $0.9              $ 0.1            $0.1           $ 0.9
---------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001                           $0.9              $21.3            $3.9           $18.3
---------------------------------------------------------------------------------------------------------------------

                 See accompanying independent auditor's report.