Form 10-Q
period 2002-03-31
WIRELESS FACILITIES INC
filed 2002-05-15
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

Wireless Facilities, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4810 Eastgate Mall
San Diego, CA 92121
(858) 228-2000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of May 10, 2002, there were 47,696,011 shares of the Registrant’s $0.001 par value Common Stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

WIRELESS FACILITIES, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31, 2001	March 31, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61.1	$62.3
Accounts receivable (net of allowance for doubtful accounts of $15.9 and $24.6 as of December 31, 2001 and March 31, 2002, respectively)	88.5	67.9
Accounts receivable - related party	0.3	0.3
Contract management receivables (net of allowance for doubtful accounts of $2.4 and $2.7 as of December 31, 2001 and March 31, 2002, respectively)	5.9	4.8
Income taxes receivable	3.2	3.7
Prepaid expenses	4.5	1.4
Employee loans and advances - current portion	1.5	0.9
Other current assets, net	9.3	4.9

Total current assets	174.3	146.2
Property and equipment, net	19.0	15.9
Goodwill, net	54.4	41.6
Other intangibles, net	8.6	0.2
Deferred tax assets, net	10.0	—
Investments in unconsolidated affiliates	8.4	8.3
Employee loans and advances	0.7	0.6
Other assets	0.5	0.2

Total assets	$275.9	$213.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9.0	$7.8
Accounts payable - related party	2.2	1.0
Accrued expenses	15.3	15.3
Contract management payables	4.2	3.0
Billings in excess of costs and profits	1.6	2.3
Line of credit payable	33.0	33.0
Notes payable - current portion	0.2	0.2
Capital lease obligations - current portion	4.5	4.6

Total current liabilities	70.0	67.2
Notes payable - net of current portion	0.4	0.4
Capital lease obligations - net of current portion	4.0	2.8
Deferred tax liability, net	—	1.6
Accrued unused office space	1.3	11.3
Other liabilities	2.2	0.7

Total liabilities	77.9	84.0

Minority interest in subsidiary	0.2	0.2

Stockholders’ equity:
Series A Convertible Preferred Stock, $.001 par value; 5.0 shares authorized; 0.1 shares issued and outstanding at December 31, 2001 and March 31, 2002; liquidation preference $35.0	—	—
Common stock, $.001 par value, 195.0 shares authorized; 47.2 and 47.6 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	—	—
Additional paid-in capital	215.1	217.4
Accumulated deficit	(17.1)	(88.8)
Accumulated other comprehensive income (loss)	(0.2)	0.2

Total stockholders’ equity	197.8	128.8

Total liabilities and stockholders’ equity	$275.9	$213.0

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2001	2002
Revenues	$52.7	$40.1
Cost of revenues	39.1	29.2

Gross profit	13.6	10.9
Selling, general and administrative expenses	30.3	47.1
Depreciation and amortization	5.4	2.7
Asset impairment charges	—	21.1

Operating loss	(22.1)	(60.0)

Other income (expense), net:
Interest income	0.2	0.3
Interest expense	(1.1)	(1.2)
Foreign currency loss	(0.3)	(0.4)
Other, net	(1.0)	(0.3)

Other expense, net	(2.2)	(1.6)

Loss before income taxes	(24.3)	(61.6)
Provision (benefit) for income taxes	(15.8)	10.1

Net loss	$(8.5)	$(71.7)

Net loss per common share – basic and diluted	$(0.19)	$(1.52)
Weighted average common shares outstanding – basic and diluted	43.7	47.3

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2001	2002
Net cash provided by (used in) operating activities	$(2.8)	$1.3

Investing activities—capital expenditures	(1.7)	(0.3)

Financing activities:
Proceeds from issuance of common stock	2.8	0.4
Net borrowings under line of credit	2.1	—
Repayment of capital lease obligations	(1.0)	(1.1)

Net cash provided by (used in) financing activities	3.9	(0.7)

Effect of exchange rate on cash and cash equivalents	(0.2)	0.9

Net increase (decrease) in cash and cash equivalents	(0.8)	1.2
Cash and cash equivalents at beginning of period	18.5	61.1

Cash and cash equivalents at end of period	$17.7	$62.3

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(1.1)	$(0.8)
Net cash received during the period for income taxes	$4.2	$0.5

Supplemental disclosures of non-cash investing and financing transactions:
Common stock issued for earn-out provision in acquisition	$8.6	$—
Common stock issued for employee stock purchase plan	$—	$1.9
Property and equipment acquired under capital leases	$0.6	$—
Reduction of accounts receivable in exchange for notes receivable	$1.4	$—
Property and equipment received in lieu of repayment of note receivable	$—	$0.6

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Wireless Facilities, Inc. (“WFI”) was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated in 1998 in Delaware. WFI provides a full suite of outsourcing services to wireless carriers and equipment vendors, including business consulting, design and deployment and management of client networks. WFI’s customers include leading providers of cellular, PCS, and broadband data services and equipment. WFI’s engagements range from small contracts for the deployment of a single cell site, to large multi-year turnkey contracts. These services are billed either on a time and materials basis or a fixed-price, time-certain basis (i.e. turnkey contracts).

(b)	Basis of Presentation

The information as of March 31, 2002, and for the three month periods ended March 31, 2001 and 2002 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 31, 2001, filed on Form 10-K with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the “Company.”

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

(2)	Goodwill and Intangible Assets — Adoption of SFAS 142

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” at which time the Company reclassified $2.1 million of indefinite life intangible assets, previously classified as assembled workforce, to goodwill. Additionally, effective January 1, 2002, the Company ceased amortization of goodwill and other intangible assets with indefinite lives. SFAS 142 requires disclosure of what reported net income or loss and related per-share amounts would have been in periods prior to the adoption of SFAS 142 exclusive of amortization expense and any related tax effects, related to goodwill and other indefinite life intangible assets that are no longer amortized. Accordingly, the Company has presented below for comparability purposes “Adjustments” and “As Adjusted” financial results for the three months ended March 31, 2001.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation from reported to “As Adjusted” net loss and “As Adjusted” net loss per common share:

	Three Months Ended March 31, (in millions, except per share amounts)
	2001 Reported	Adjustments	2001 As Adjusted	2002
Depreciation and amortization	$5.4	$(2.4)	$3.0	$2.7

Operating loss	$(22.1)	$2.4	$(19.7)	$(60.0)

Provision (benefit) for income taxes	$(15.8)	$1.6	$(14.2)	$10.1

Net loss	$(8.5)	$0.8	$(7.7)	$(71.7)

Net loss per common share – basic and diluted	$(0.19)	$0.01	$(0.18)	$(1.52)

(3)	Significant Transactions

(a)	Impairment of Goodwill and Other Intangible Assets

During the first quarter of 2002, the Company’s operations in Europe, the Middle East and Africa (“EMEA”), experienced an accelerated decline in revenue from its consulting (Questus) and network management (Telia Contractor) operating segments. The initial EMEA 2002 operating plan assumed that the European markets for consulting and network management services would realize a modest level of growth. Specifically, the initial 2002 operating plan assumed that new service contracts would be procured or extended, accounting for a significant portion of the 2002 budgeted revenue and corresponding revenue growth in 2003. Furthermore, these contracts were anticipated to have high margins that are typical of pre-deployment consulting services. For the network management segment, the initial 2002 operating plan assumed the renewal of certain contracts in mid-year 2002 which were expected to have nominal revenue growth in 2003 and 2004.

After the finalization of the year to date February 2002 actual results for both the EMEA consulting (Questus) and network management (Telia Contractors) operating segments, the respective segments posted continued declining revenues and margins and increased selling, general and administrative costs, primarily as a result of ongoing underutilization of billable employees and corporate service overhead. Through February 2002, the overall European markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers, as evidenced by the lack of certain anticipated contracts as noted above. Revised 2002 financial projections for the EMEA consulting and network management segments indicated ongoing probable losses with minimal improvement in subsequent years. Furthermore, based on the current cost structure in EMEA, it appeared unlikely that the Company would be able to significantly reduce related selling, general and administrative costs to a level that would allow for profitability for the respective segments. Based on these triggering events, and after evaluating the related undiscounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, “Goodwill and Other Intangible Assets,” it was determined that such cash flows on an undiscounted basis would be insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed impaired and the Company recognized a charge of $19.9 million representing all goodwill, indefinite life and finite life intangibles related to EMEA during the first quarter ended March 31, 2002. The charge is a component of asset impairment charges as recorded within the Company’s operating expenses for the first quarter ended March 31, 2002.

As of March 31, 2002, the Company had not completed its transitional impairment test of goodwill and other intangible assets pursuant to the guidelines set forth by SFAS 142. In accordance with the guidelines of this standard, the Company will complete the first step of this analysis by the end of the second quarter of 2002, and will record any transitional impairment charge in accordance with SFAS 142 upon completion of the second step, no later than the fourth quarter of 2002.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b)	Loss on Unused Office Space

During the first quarter of 2002, the Company’s operating results reflect the continued lack of improvement in the financial markets and economic environment of the telecommunications industry. As a result, management re-assessed the market conditions surrounding its unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of its related operating lease expenses. Furthermore, it was determined that the prior significant growth in many metropolitan markets has resulted in a surplus of commercial lease space. This surplus of available facility space has hindered the Company’s ability to sublease its existing unused office space. Based on these factors and certain assumptions including, expected sublease rates, probability of sublease and term of sublease periods, the Company calculated the current estimated loss on unused office space and recognized a $10.0 million charge as office rent expense, recorded as a component of selling, general and administrative expenses, during the quarter ending March 31, 2002.

(c)	Shut Down of Network Operating Center (NOC)

Based on the continued negative results of operations from the Company’s NOC subsidiary and current economic conditions, management approved and committed the Company to an Exit Plan for this subsidiary as of March 31, 2002. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, the Company recorded the following charges related to this exit plan (all charges are deemed incremental and not related to the ongoing operations of the facility during the “exit period”):

Fixed assets with net book value of $0.8 million were disposed of as of March 31, 2002. These assets included certain electronic equipment and leasehold improvements with no deemed significant salvage value. The total amount disposed is recorded as a component of asset impairment charges for the quarter ending March 31, 2002.

A charge totaling $0.3 million, related to severance and contract termination costs that were deemed incremental costs associated with the shut down of the NOC, was recognized as a component of selling, general and administrative expenses during the quarter ending March 31, 2002.

(d)	Allowance for Doubtful Accounts

Certain of the Company’s customers have been challenged by the continued weakened capital markets and economic environment within the wireless telecommunications industry. As a result, and pursuant to the Company’s periodic assessment regarding the expected collectibility of its trade accounts receivable balances (billed and unbilled), certain additional amounts were identified as potentially uncollectible as of March 31, 2002. Based on this analysis, the Company provided $10.0 million of additions to its allowance for doubtful accounts and recorded a corresponding bad debt charge during the quarter ending March 31, 2002.

(e)	Valuation Allowance on Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon a revision to the projections for future taxable income, management increased the valuation allowance on deferred tax assets during the quarter ending March 31, 2002. The increase to the valuation allowance resulted in a corresponding increase to the tax provision during the quarter. The increase in valuation allowance applies to all U.S., state and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Net Loss Per Common Share

The Company calculates net loss per share in accordance with SFAS 128, “Earnings Per Share.” Under SFAS 128, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. For the three months ended March 31, 2001 and 2002, basic weighted-average shares outstanding were equal to fully diluted weighted-average shares outstanding because all potentially dilutive securities were anti-dilutive.

Options to purchase 9.8 million and 5.4 million shares of common stock for the three months ended March 31, 2001 and 2002, respectively, were not included in the calculation of diluted net loss per share because the effect of these instruments was anti-dilutive. For the quarter ended March 31, 2002, Series A Convertible Preferred Stock which is currently convertible into approximately 6.4 million shares of common stock were not included in the calculation of diluted net loss per share because the effect of these instruments was anti-dilutive.

(5)	Segment Information

The Company’s operations are organized along service lines and include three reportable industry segments: Design and Deployment, Network Management, and Business Consulting. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenues and operating loss generated by the Company’s industry segments for the three months ended March 31, 2001 and 2002 are as follows (in millions):

	Three months ended March 31,
	2001	2002
Revenues:
Design and deployment	$37.9	$30.0
Network management	13.1	8.8
Business consulting	1.7	1.3

Total revenues	$52.7	$40.1

Operating loss:
Design and deployment	$(17.9)	$(30.5)
Network management	(3.9)	(11.6)
Business consulting	(0.3)	(17.9)

Total operating loss	$(22.1)	$(60.0)

Revenues derived by geographic region are as follows (in millions):

	Three months ended March 31,
	2001	2002
Revenues:
U.S.	$35.5	$29.7
Central and South America	10.3	7.9
Europe, Middle East and Africa (“EMEA”)	6.9	2.5

Total revenues	$52.7	$40.1

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Line of Credit

Due to the difficult operating environment within the telecommunications industry and its effect on the Company’s financial results through March 31, 2002, the Company was not in compliance with certain of its financial covenants as of March 31, 2002, under its line of credit agreement. On May 2, 2002, the Company renegotiated and executed a third amendment to its line of credit agreement, which provided a waiver for the covenants for which the Company was not in compliance, and amended and waived certain covenants for future periods. Additionally, the amendment reduced the Company’s available credit to $40.0 million, limited its borrowings to a maximum of $33.1 million through December 31, 2002, and required the Company to pledge $25.0 million of its cash and cash equivalents as collateral that will be restricted through December 31, 2002. However, the amount pledged is subject to reduction when the outstanding balance on the line of credit is $25.0 million or less.

(7)	Subsequent Event

On May 1, 2002, WFI announced that it was awarded a three-year subcontract from privately held Bechtel Corporation in conjunction with Cingular Wireless’ nationwide network overlay project of GSM/GPRS technologies. Bechtel will have responsibility for program management including logistics, equipment procurement, construction management and materials management. WFI will support Bechtel with professional services such as site acquisition and zoning. Also, WFI will license its proprietary network planning tool called Dynamic Tracker™, which will allow for efficient tracking and total customer visibility on the large and complex project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2001 and other reports and filings made with the Securities and Exchange Commission.

Overview

Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services to the wireless telecommunications industry. For the three months ended March 31, 2002, our design and deployment, network management, and consulting segments contributed to 75%, 22% and 3% of our revenues, respectively, compared to 72%, 25% and 3% of our revenues, respectively, for the three months ended March 31, 2001. Revenues from our international operations contributed 26% of our total revenues for the three months ended March 31, 2002.

Revenues from network planning, design and deployment contracts are primarily fixed price contracts which are recognized using the percentage-of-completion method. Under the percentage-of-completion method of accounting, cost of revenues on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate as total project cost estimates are revised on a periodic basis as deemed necessary. The full amount of an estimated loss is charged to operations in the period that it is determined a loss will be realized from the performance of a contract. Business consulting, network planning, design and deployment contracts are primarily offered on a time and expense basis, and revenues are recognized as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of corporate overhead, costs of expendable computer software and equipment, and other direct project-related expenses. Direct compensation and benefits are computed based on standard costs and actual hours billed. We review these standard costs periodically and record any necessary adjustments as deemed applicable, to ensure they are comparable to actual costs.

Selling, general and administrative expenses include compensation and benefits, costs associated with underutilization, computer software and equipment, facilities expenses and other expenses not directly related to projects. Our sales and business development personnel have, as part of their compensation package, incentives based on their ability to generate additional business to the Company.

During the first quarter of 2002, we changed our business model and internal cost structure that will allow our billable and certain support personnel staff and related expenses to change with various levels of revenue. Under our new business model, we reduced our workforce in order to gain flexibility related to our overall ongoing costs, which should allow for enhanced management of underutilization costs and better align such costs with fluctuations in our future revenues. We plan to hire additional “project-based employees” when the need arises under large contracts.

During the first of quarter of 2002, we continued to experience the challenging trends from the year 2001 related to the telcommunications industry, including capital expenditure rationing, network and site development deferrals and cancellations, and weak pricing. The continued volatility of the financial markets and economic slowdown in the U.S. and internationally has also intensified the uncertainty experienced by many of our customers, who find it increasingly difficult to predict demand for their products and services. Consequently, many of our customers have and continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which has adversely impacted our services. Some of our customers have recently cancelled or suspended their contracts with us and many of our customers or potential customers have postponed entering into new contracts for our services. Due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts owed to us, we may be required to write-off significant amounts of our accounts receivable. For example, during the first quarter of 2002, we recorded additional allowances for certain U.S. and Mexico accounts receivable balances that we specifically identified as potentially uncollectible as a result of the customer’s financial condition, collection efforts and payment history.

Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decreases in revenues. We have experienced this challenge particularly with respect to managing our employee base, and this has resulted in continued underutilization of employees due to the unforeseen reduction in the demand for our services through the first quarter of 2002. In response to these factors and the lack of visibility and uncertain market conditions, we have taken steps and are continuing to take steps to reduce our level of expenditures. Additionally, we changed our business model and internal cost structure to allow our billable and certain support personnel staff and related expenses to change with various levels of revenue.

Significant First Quarter 2002 Transactions and Events

Impairment of Goodwill and Other Intangible Assets

During the first quarter of 2002, the Company’s EMEA operations experienced an accelerated decline in revenue from its consulting (Questus) and network management (Telia Contractor) operating segments. The initial EMEA 2002 operating plan assumed that the European markets for consulting and network management services would realize a modest level of growth. Specifically, the initial 2002 operating plan assumed that new service contracts would be procured or extended, accounting for a significant portion of the 2002 budgeted revenue and corresponding revenue growth in 2003. Furthermore, these contracts were anticipated to have high margins that are typical of pre-deployment consulting services. For the network management segment, the initial 2002 operating plan assumed the renewal of certain contracts in mid-year 2002 which were expected to have nominal revenue growth in 2003 and 2004.

After the finalization of the year to date February 2002 actual results for both the EMEA consulting (Questus) and network management (Telia Contractors) operating segments, the respective segments posted continued declining revenues and margins and increased selling, general and administrative costs, primarily as a result of ongoing underutilization of billable employees and corporate service overhead. Through February 2002, the overall European markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers, as evidenced by the lack of certain anticipated contracts as noted above. Revised 2002 financial projections for the EMEA consulting and network management segments indicated ongoing probable losses with minimal improvement in subsequent years. Furthermore, based on the current cost structure in EMEA, it appeared unlikely that the Company would be able to significantly reduce related selling, general and administrative costs to a level that would allow for profitability for the respective segments. Based on these triggering events, and after evaluating the related undiscounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, “Goodwill and Other Intangible Assets,” it was determined that such cash flows on an undiscounted basis would be insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed impaired and the Company recognized a charge of $19.9 million representing all goodwill, indefinite life and finite life intangibles related to EMEA during the first quarter ended March 31, 2002. The charge is a component of asset impairment charges as recorded within the Company’s operating expenses for the quarter ending March 31, 2002.

As of March 31, 2002, the Company had not completed its transitional impairment test of goodwill and other intangible assets pursuant to the guidelines set forth by SFAS 142. In accordance with the guidelines of this standard, the Company will complete the first step of this analysis by the end of the second quarter of 2002, and will record any transitional impairment charge in accordance with SFAS 142 upon completion of the second step, no later than the fourth quarter of 2002.

Loss on Unused Office Space

During the first quarter of 2002, the Company’s operating results reflected the continued lack of improvement in the financial markets and economic environment of the telecommunications industry. As a result, management re-assessed the market conditions surrounding its unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of its related operating lease expenses. Furthermore, it was determined that the prior significant growth in many metropolitan markets has resulted in a surplus of commercial lease space. This surplus of available facility space has hindered the Company’s ability to sublease its existing unused office space. Based on these factors and certain assumptions including, expected sublease rates, probability of sublease and term of sublease periods, the Company calculated the current estimated loss on unused office space and recognized a $10.0 million charge as office rent expense, recorded as a component of selling, general and administrative expenses, during the quarter ending March 31, 2002.

Shut Down of Network Operating Facility (NOC)

Based on the continued negative results of operations from the Company’s NOC subsidiary and current economic conditions, management approved and committed the Company to an exit plan for this subsidiary as of March 31, 2002. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, the Company recorded the following charges related to this exit plan (all charges are deemed incremental and not related to the ongoing operations of the facility during the “exit period”):

Fixed assets with net book value of $0.8 million were disposed of as of March 31, 2002. These assets included certain electronic equipment and leasehold improvements with no deemed significant salvage value. The total amount disposed is recorded as a component of asset impairment charges for the quarter ending March 31, 2002.

A charge totaling $0.3 million, related to severance and contract termination costs that were deemed incremental costs associated with the shut down of the NOC, was recognized as a component of selling, general and administrative expenses during the quarter ending March 31, 2002.

Allowance for Doubtful Accounts

Certain of the Company’s customers have been challenged by the continued weakened capital markets and economic environment within the wireless telecommunications industry. As a result, and pursuant to the Company’s periodic assessment regarding the expected collectibility of its trade accounts receivable balances (billed and unbilled), certain additional amounts were identified as potentially uncollectible as of March 31, 2002. Based on this analysis, the Company provided $10.0 million of additions to its allowance for doubtful accounts and recorded a corresponding bad debt charge during the quarter ending March 31, 2002.

Valuation Allowance on Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon a revision to the projections for future taxable income, management increased the valuation allowance on deferred tax assets during the quarter ending March 31, 2002. The increase to the valuation allowance resulted in a corresponding increase to the tax provision during the quarter. The increase in valuation allowance applies to all U.S., state and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

Subsequent Events

On May 1, 2002, WFI announced that it was awarded a three-year subcontract from privately held Bechtel Corporation in conjunction with Cingular Wireless’ nationwide network overlay project of GSM/GPRS technologies. Bechtel will have responsibility for program management including logistics, equipment procurement, construction management and materials management. WFI will support Bechtel with professional services such as site acquisition and zoning. Also, WFI will license its proprietary network planning tool called Dynamic Tracker™, which will allow for efficient tracking and total customer visibility on the large and complex project.

On May 2, 2002, the Company renegotiated and executed a third amendment to its line of credit agreement, which provided a waiver for the covenants for which the Company was not in compliance as of March 31, 2002, amended and waived certain covenants through December 31, 2002, reduced the Company’s available credit to $40.0 million, limited its borrowings to a maximum of $33.1 million through December 31, 2002, and required the Company to pledge $25.0 million of its cash and cash equivalents as collateral that will be restricted through December 31, 2002. However, the amount pledged is subject to reduction when the outstanding balance on the line of credit is $25.0 million or less.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2002

Revenues.    Revenues decreased from $52.7 million for the three months ended March 31, 2001, to $40.1 million for the three months ended March 31, 2002. Of the total $12.6 million net decrease, approximately $5.8 million of the decline relates to the fall-off of domestic revenue from certain customers who have cancelled or suspended their contracts subsequent to March 31, 2001, due to bankruptcy or because of the continued economic challenges within the telecommunications industry. This negative trend also affected our international operations, resulting in approximately $6.8 million of the remaining total revenue decline during the quarter. Revenues from international markets declined from 33% to 26% of total revenues during the three months ended March 31, 2001 and 2002, respectively.

Cost of Revenues.    Cost of revenues decreased 25% from $39.1 million for the three months ended March 31, 2001, to $29.2 million for the three months ended March 31, 2002. The $9.9 million decrease resulted primarily from the corresponding decline in revenues during the first quarter of fiscal 2002. Gross margin was 26% of revenues for the three months ended March 31, 2001, compared to 27% for the three months ended March 31, 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 55% from $30.3 million for the three months ended March 31, 2001, to $47.1 million for the three months ended March 31, 2002. As a percentage of revenues, selling, general and administrative expenses increased from 57% for the three months ended March 31, 2001, to 117% for the three months ended March 31, 2002. In addition to higher costs associated with lower utilization due to cancelled or postponed client engagements, the increase in selling, general and administrative expenses resulted from $10.0 in bad debt expense primarily to increase our allowance for doubtful accounts for certain billed and unbilled U.S. and Mexico accounts receivable balances and $18.0 million in charges associated with changes to our business model and cost structure during the first quarter of fiscal 2002. These charges include $10.0 relating to an accrual for expected loss on unused lease space, $2.8 million for certain employee compensation expenses and severance costs, $0.7 million accrual related to certain employee program terminations, $0.6 related to idle office equipment under operating leases that will be returned to the lessor, $0.5 million related to a write-down for certain fixed assets that were disposed, and $3.4 million related to other general and administrative charges.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased from $5.4 million for the three months ended March 31, 2001, to $2.7 million for the three months ended March 31, 2002. The decrease is due primarily to the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” whereby amortization of goodwill and intangible assets with indefinite lives ceased effective January 1, 2002.

Asset Impairment Charges.    Asset impairment charges were zero for the three months ended March 31, 2001 and totaled $21.1 million for the three months ended March 31, 2002. The charges resulted primarily from the write-off of $19.9 million of goodwill and other indefinite and finite life intangible assets from our EMEA operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, “Goodwill and Other Intangible Assets,” a $0.8 million write-off of the remaining net book value of fixed assets from our NOC subsidiary, as a result of management’s decision to commit the Company to an exit plan for our Network Operating Center located in Richardson, Texas, and $0.4 million related to certain fixed assets that were deemed obsolete.

Other Expense, Net.    For the three months ended March 31, 2001, other expense was $2.2 million as compared to $1.6 million for the three months ended March 31, 2002. This net decrease of $0.6 million was primarily attributable to a realized loss recorded in the first quarter of 2001 on available-for-sale investment securities related to the bankruptcy filing of Advanced Radio Telecom.

Provision (Benefit) for Income Taxes.    Our income tax rate as a percentage of loss before taxes changed from a 65% tax benefit for the three months ended March 31, 2001, to a 16% tax provision for the three months ended March 31, 2002. The tax provision of $10.1 million for the three months ended March 31, 2002 includes an increase to the valuation allowance on deferred tax assets based upon a revision to the projections for future taxable income. The increase in the valuation allowance applies to all U.S., state and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

The general trends in the wireless telecommunications market through the quarter ending March 31, 2002 were characterized by further capital market constraints resulting in cancellations and delays in build-outs of wireless communication networks. The volatile capital spending plans of carriers and the possibilities of further industry consolidation indicated continued uncertainty within the wireless telecommunications industry. Due to this uncertainty, and even with the recently executed three-year subcontract with

Bechtel Corporation in conjunction with Cingular Wireless’ nationwide network overlay project of GSM/GPRS technologies, it is extremely difficult to accurately forecast our future revenues and earnings, and any predictions we make are very uncertain.

Liquidity and Capital Resources

Our sources of cash liquidity included cash, cash from operations, amounts available under our credit facility, and other external sources of funds. As of March 31, 2002, we had cash of $62.3 million and $33.0 million outstanding on our line of credit. In May 2002, we executed a third amendment to our line of credit agreement, which reduced our available credit to $40.0 million and limited our borrowings to a maximum of $33.1 million through December 31, 2002.

Cash used in operations is primarily derived from our contracts in process and changes in working capital. Cash used in operations was $2.8 million for the three months ended March 31, 2001, while cash provided by operations was $1.3 million for the three months ended March 31, 2002.

Cash used in investing activities was $1.7 million and $0.3 million for the three months ended March 31, 2001 and 2002, respectively. Investing activities for the three months ended March 31, 2001 and 2002 consisted of capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2001 was $3.9 million, which was primarily derived from proceeds from issuance of common stock and borrowings under the line of credit. Cash used in financing activities was $0.7 million for the three months ended March 31, 2002. Financing activities for this period were primarily repayments of capital lease obligations totaling $1.1 million, partially offset by proceeds from issuance of common stock totaling $0.4 million.

As of March 31, 2002, $33.0 million was outstanding under our line of credit with a weighted average interest rate of 5.37%. The line of credit expires in February 2004. Loans under this line of credit bear interest, at our discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 2.50%, the (“base rate margin”), or (ii) at the London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.75% to 3.50%, the (“LIBOR rate margin”). The line of credit is secured by substantially all of our assets. The line of credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. Due to the difficult operating environment within the telecommunications industry and its effect on the Company’s financial results through March 31, 2002, the Company was not in compliance with certain of its financial covenants as of March 31, 2002, under its line of credit agreement. In May 2002, the Company renegotiated and executed a third amendment to its line of credit agreement, which waived the Company’s non-compliance as of March 31, 2002, amended and waived certain covenants through December 31, 2002, reduced the Company’s available credit to $40.0 million, limited its borrowings to a maximum of $33.1 million through December 31, 2002, and required the Company to pledge $25.0 million of its cash and cash equivalents as collateral that will be restricted through December 31, 2002. However, the amount pledged is subject to reduction when the outstanding balance on the line of credit is $25.0 million or less.

As discussed in the following “Risk Factors” section of this report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside of our control. If the downturn in the telecommunications industry continues or if we are unable to sufficiently increase our revenues or reduce our expenses, we may experience a negative impact to our financial results which may cause us to breach certain financial covenants. If we are unable to obtain waivers of compliance for breach of certain financial covenants, additional adverse consequences affecting availability of future funding could occur and repayment of our debt obligations could be accelerated, thus limiting our available liquidity and capital resources.

We have no material cash commitments other than obligations under our credit facilities, operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

We believe that our cash and cash equivalent balances and funds available under the existing line of credit will be sufficient to satisfy cash requirements for the next twelve months. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations. In addition to our credit facility, we derive a portion of our liquidity from our cash flows from operations. During 2001 and through the first quarter of 2002, tightened capital markets constrained the growth of the wireless telecommunications industry, resulting in a delay in build-outs of wireless communications networks. If build-outs and deployments of wireless communications networks continue to be delayed for a sustained period of time, the demand for our services and the prices that we are able to charge for our services may decline, which would result in a decline in our cash flows from operations. To address this, we are focused on preserving cash by continuously monitoring expenses and identifying cost savings. For example, during the first quarter of 2002, we changed our business model and internal cost structure that will allow our billable and certain support personnel staff and related expenses to change with various levels of revenue. We will also continue to explore opportunities for direct equity investments to help meet our short-term liquidity requirements.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. At this time, the Company does not anticipate that the adoption of SFAS 143 will have a material effect on the Company’s consolidated financial statements.

Risk Factors

You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 2001, and other reports and filings made with the Securities and Exchange Commission before investing in our common stock. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment. See the note regarding forward-looking statements included at the beginning of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial results may suffer if we are unable to effectively implement our new business model.

During the quarter ending March 31, 2002, we implemented a new business model in order to enhance flexibility related to our overall ongoing cost structure. Under our new business model, we reduced our workforce in order to further minimize underutilization costs and better align such costs with the fluctuations in our future revenues. We plan to hire additional staff as

“project-based employees” when the need arises under large contracts. The lack of history with managing this new model combined with continued uncertainty in the business environment may result in inefficiencies.

Because we no longer retain a surplus capacity of project-based employees, it may be difficult for us to hire a significant number of highly experienced and skilled personnel when necessary in order to service a major contract in the future, particularly if the market for related personnel becomes competitive. Further, our ability to recruit highly qualified personnel in the future may be harmed due to the significant layoffs that we have recently implemented. If we are unable to win major contracts or perform such contracts effectively and on time due to staffing deficiencies, our revenues may decline and our business may be harmed.

We expect our quarterly results to fluctuate. If we fail to meet earnings estimates, our stock price could decline.

Our quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside of our control.

The factors outside of our control include:

•	telecommunications market conditions and economic conditions generally;

•	the timing and size of network deployments by our carrier customers and the timing and size of orders for network equipment built by our vendor customers;

•	fluctuations in demand for our services;

•	the length of sales cycles;

•	the ability of certain customers to sustain capital resources to pay their trade accounts receivable balances;

•	reductions in the prices of services offered by our competitors; and

•	costs of integrating technologies or businesses that we add.

The factors substantially within our control include:

•	changes in the actual and estimated costs and time to complete fixed-price, time-certain projects;

•	the timing of expansion into new markets, both domestically and internationally; and

•	the timing and payments associated with possible acquisitions.

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

During 2001 and through the quarter ending March 31, 2002, we experienced a negative impact to our earnings and stock price as a result of the foregoing factors that may cause our quarterly results to fluctuate. We may continue to incur losses for the foreseeable future. Due to the recent downturn in the financial markets generally, and specifically the slowdown in wireless telecommunications infrastructure spending, some of our customers have cancelled or suspended their contracts with us and many of our customers and potential customers have postponed entering into new contracts for our services and or have asked for price concessions. The reduction in the availability of capital due to the downturn has also delayed the completion of mergers contemplated by some of our customers, which has resulted in project delays. In addition, unfavorable economic conditions are causing some of our customers to take longer to pay us for services we perform, increasing the average number of days that our receivables are outstanding. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed and three of our customers filed for bankruptcy protection in 2001. If we are not able to collect amounts due to us, we may be required to write-off significant amounts of our accounts receivable. For example, we recognized bad debt expense of $3.5 million during the first quarter of fiscal 2001 due to Advanced Radio Telecom’s filing for bankruptcy protection and we recognized bad debt expense of $13.9 million for the entire Metricom, Inc. receivable due to Metricom’s filing for bankruptcy protection and $1.3 million for US Wireless due to US Wireless’ filing for bankruptcy protection during the second quarter of 2001. Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decrease in revenues. If we restructure our business in an effort to minimize our expenses, we may incur associated charges. As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and any predictions we make are subject to significant revisions and are very uncertain.

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

Our future success will depend on our ability to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers and project managers, and we may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services in the future. In addition, as of March 31, 2002, 20% (approximately 200) of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued interim final regulations that place greater requirements on H-1B dependent companies, such as WFI, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, these regulations expose us to significant penalties, including a prohibition on the hiring of H-1B workers, if the Department of Labor deems us noncompliant.

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

A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-completion basis. The portion of our revenue from fixed price contracts accounted for approximately 56% of our revenues for the three months ended March 31, 2002. With the percentage-of-completion method for revenue recognition, we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to date to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If, in any period, we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our financial results.

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

Additionally, due to current market conditions, we are faced with the challenge of managing the appropriate size of our workforce in light of projected demand for our services. If we maintain a workforce sufficient to support a resurgence in demand, then in the meantime our general and administrative expenses will be high relative to our revenues and our profitability will suffer. Alternatively, if we reduce the size of our workforce in response to any decrease in the demand for our services, then our ability to quickly respond to any resurgence in demand will be impaired. This challenge has resulted in our underutilization of employees due to the unforeseen reduction in the demand for our services during fiscal 2001 and through the quarter ending March 31, 2002. To the extent that we fail to successfully manage this challenge, our financial results will be harmed.

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

We believe that the principal competitive factors in our market include the ability to deliver results within budget and on time, reputation, accountability, staffing flexibility, project management expertise, industry experience and pricing. In addition, expertise in new and evolving technologies, such as wireless internet services, has become increasingly important. We also believe our ability to compete depends on a number of factors outside of our control, including:

•	the prices at which others offer competitive services;

•	the ability and willingness of our competitors to finance customers’ projects on favorable terms;

•	the ability of our customers to perform the services themselves; and

•	the responsiveness of our competitors to customer needs.

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

A key component of our business model is to expand our operations in international markets. International acquisitions pose a challenge, as we must integrate operations despite differences in culture, language and legal environments. To date, we have limited experience with international acquisitions and face risks related to those transactions, including:

•	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

•	different or conflicting regulatory or legal requirements;

•	foreign currency fluctuations; and

•	diversion of significant time and attention of our management.

Our failure to address these risks could inhibit or preclude our efforts to pursue or complete international acquisitions.

We continue to enter new international markets. Our failure to effectively manage our international operations or respond to changing regulatory conditions in foreign markets could harm our business.

We currently have international operations, including offices in Brazil, Mexico, United Kingdom and Sweden. For the three months ended March 31, 2002, international operations accounted for approximately 26% of our total revenues. We believe that the percentage of our total revenues attributable to international operations will continue to be significant. We intend to enter additional international markets, which will require significant management time and financial resources and could adversely affect our operating margins and earnings. In order to enter these new international markets, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets will be limited, and our business could be harmed.

Our international business operations are subject to a number of material risks, including, but not limited to:

•	difficulties in building and managing foreign operations;

•	regulatory uncertainties in foreign countries, including changing regulations and delays in licensing carriers to build out their networks in various locations;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;

•	longer payment cycles;

•	foreign and U.S. taxation issues;

•	potential weaknesses in foreign economies, particularly in Europe, South America and Mexico;

•	fluctuations in the value of foreign currencies; and

•	unexpected domestic and international regulatory, economic or political changes.

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

Our engagements often involve large scale, highly complex projects. Our performance on such projects frequently depends upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Many of our engagements involve projects that are significant to the operations of our customers’ businesses. Our failure to meet a customer’s expectations in the planning or implementation of a project or the failure of our personnel or third-party contractors to meet project completion deadlines could damage our reputation, result in termination of our engagement and adversely affect our ability to attract new business. We undertake projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in a direct reduction in payments to us, or payment of damages by us, which would harm our business.

As of March 31, 2002, executive officers and directors and their affiliates controlled 51% of our outstanding common stock (including the shares of common stock into which the shares of Series A Convertible Preferred Stock may be converted), and as a result are able to exercise control over matters requiring stockholder approval.

As of March 31, 2002, executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 51% of our outstanding common stock, after giving effect to the conversion of Series A Convertible Preferred Stock. In particular, our former Chairman, Massih Tayebi, and our current Chairman and Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 35% of our outstanding common stock. In addition, other members of the Tayebi family owned, in the aggregate, approximately 6% of our outstanding common stock. The remaining 10% is beneficially owned by certain other officers and directors of the Company and their affiliates as of March 31, 2002. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, which include preventing a third-party from acquiring control over us. These transactions may also include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares.

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

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our management or us. These provisions may also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate action. As a result, these provisions could limit the price that investors are willing to pay for shares of our common stock. These provisions include:

•	authorizing the board of directors to issue preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at meetings of our stockholders.

We are also subject to certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with an interested stockholder unless specific conditions are met.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and United Kingdom subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and United Kingdom foreign subsidiaries. Significant monetary assets and liabilities include trade receivables, trade payables and intercompany payables that are not denominated in their local functional currencies. As of March 31, 2002, our Mexican subsidiary was in an average net asset position of approximately $24.2 million while our Brazilian and United Kingdom subsidiaries were in average net monetary liability positions of approximately $2.3 million and $8.0 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at March 31, 2002 were approximately $2.4 million, $0.2 million and $0.8 million for Mexico, Brazil and the United Kingdom, respectively.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net loss by approximately $1.5 million for the three months ended March 31, 2002. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our Latin America operations based on the overall challenging economic environment and associated contract structures, the use of hedging activities is not deemed appropriate at this time.

As of March 31, 2002, $33.0 million was outstanding under our line of credit with a weighted average interest rate of 5.37%. The line of credit expires in February 2004. Loans under this line of credit bear interest, at our discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 2.50%, the (“base rate margin”), or (ii) at the London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.75% to 3.50%, the (“LIBOR rate margin”). The line of credit is secured by substantially all of our assets. The line of credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. Due to the difficult operating environment within the telecommunications industry and its effect on the Company’s financial results through March 31, 2002, the Company was not in compliance with certain of its financial covenants as of March 31 2002, under its line of credit agreement. In May 2002, the Company renegotiated and executed a third amendment to its line of credit agreement, which waived the Company’s non-compliance as of March 31, 2002, amended and waived certain covenants through December 31, 2002, reduced the Company’s available credit to $40.0 million, limited the Company’s borrowings to a maximum of $33.1 million through December 31, 2002, and required the Company to pledge $25.0 million of its cash and cash equivalents as collateral that will be restricted through December 31, 2002. However, the amount pledged is subject to reduction when the outstanding balance on the line of credit is $25.0 million or less.

We do not utilize any derivative financial instruments to hedge the interest rate fluctuation as our balances under the credit facility are borrowed over the short term and we currently retain the ability to pay down amounts borrowed through our operational funds. A hypothetical 10% adverse change in the weighted average interest rate for the three months ended March 31, 2002 would have had no material effect on the net loss for the period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 bankruptcy proceedings in 2001, filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. The Company filed an answer contesting the allegations in this matter and intends to vigorously defend against this matter. In a related matter, ART has filed a partial objection to the Company’s proof of claim. The Company has retained counsel and is currently prosecuting the full value of its claim.

Metricom, Inc., which initiated Chapter 11 bankruptcy proceedings in 2001, filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $1,416,240. The Company intends to vigorously defend against this matter.

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

WIRELESS FACILITIES, INC.

Date: May 15, 2002	By: /s/ MASOOD K. TAYEBI, PH.D. Masood K. Tayebi, Ph.D. Chairman and Chief Executive Officer

By: /s/ DAN STOKELY Dan Stokely Vice President, Corporate Controller and Chief Accounting Officer