Form 10-Q
period 2002-06-30
WIRELESS FACILITIES INC
filed 2002-08-13
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

WIRELESS FACILITIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4810 Eastgate Mall San Diego, CA 92121 (858) 228-2000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

        As of August 9, 2002 there were 48,076,445 shares of the Registrant’s $0.001 par value Common Stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)

	December 31, 2001	June 30, 2002

	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61.1	$76.1
Accounts receivable (net of allowance for doubtful accounts of $15.9 and $24.9 as of December 31, 2001 and June 30, 2002, respectively)	88.5	70.7
Accounts receivable - related party	0.3	0.3
Contract management receivables (net of allowance for doubtful accounts of $2.4 and $2.7 as of December 31, 2001 and June 30, 2002, respectively)	5.9	2.8
Income taxes receivable	3.2	3.1
Prepaid expenses	4.5	1.3
Employee loans and advances	1.5	0.6
Other current assets, net	9.3	4.5

Total current assets	174.3	159.4

Property and equipment, net	19.0	15.5
Goodwill, net	54.4	41.6
Other intangibles, net	8.6	—
Deferred tax assets, net	10.0	—
Investments in unconsolidated affiliates	8.4	8.3
Employee loans and advances	0.7	—
Other assets	0.5	0.2

Total assets	$275.9	$225.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9.0	$7.7
Accounts payable - related party	2.2	1.4
Accrued expenses	15.3	14.9
Contract management payables	4.2	2.0
Billings in excess of costs and profits	1.6	6.1
Line of credit payable	33.0	—
Note payable	0.2	—
Capital lease obligations	4.5	3.0

Total current liabilities	70.0	35.1

Note payable - net of current portion	0.4	—
Capital lease obligations - net of current portion	4.0	1.5
Deferred tax liabilities, net	—	1.6
Accrued unused office space	1.3	10.8
Other liabilities	2.2	0.7

Total liabilities	77.9	49.7

Minority interest in subsidiary	0.2	0.2
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series A Convertible Preferred Stock, $.001 par value, 63,637 shares issued and outstanding at December 31, 2001 and June 30, 2002 (liquidation preference $35.0)	—	—
Series B Convertible Preferred Stock, $.001 par value, 0 and 90,000 shares outstanding at December 31, 2001 and June 30, 2002, respectively (liquidation preference $45.0)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 47,184,000 and 48,028,396 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	—	—
Additional paid-in capital	215.1	263.9
Accumulated deficit	(17.1)	(86.6)
Accumulated other comprehensive loss	(0.2)	(2.2)

Total stockholders’ equity	197.8	175.1

Total liabilities and stockholders’ equity	$275.9	$225.0

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Revenues	$54.7	$46.8	$107.4	$86.9
Cost of revenues	32.5	35.0	71.6	64.2

Gross profit	22.2	11.8	35.8	22.7
Selling, general and administrative expenses	40.3	9.0	70.6	56.1
Depreciation and amortization	5.5	1.6	10.9	4.3
Asset impairment charges	12.9	—	12.9	21.1

Operating income (loss)	(36.5)	1.2	(58.6)	(58.8)

Other income (expense):
Interest income	0.2	0.3	0.4	0.6
Interest expense	(1.0)	(0.7)	(2.1)	(1.9)
Foreign currency gain (loss)	(1.8)	1.3	(2.1)	0.9
Other	0.2	0.1	(0.8)	(0.2)

Other income (expense), net	(2.4)	1.0	(4.6)	(0.6)

Income (loss) before income taxes	(38.9)	2.2	(63.2)	(59.4)
Provision (benefit) for income taxes	(0.6)	—	(16.4)	10.1

Net income (loss)	$(38.3)	$2.2	$(46.8)	$(69.5)

Net income (loss) per common share:
Basic	$(0.87)	$0.05	$(1.05)	$(1.46)
Diluted	$(0.87)	$0.04	$(1.05)	$(1.46)
Weighted average common shares outstanding:
Basic	44.1	47.7	44.7	47.7
Diluted	44.1	59.4	44.7	47.7

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six months ended June 30,

	2001	2002

Net cash provided by (used in) operating activities	$(7.3)	$10.1

Investing activities - capital expenditures	(2.7)	(2.1)

Financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock, net of issuance costs	—	44.9
Proceeds from issuance of common stock	4.9	1.1
Repayment of notes payable	(1.6)	(0.6)
Net repayment under line of credit	(1.9)	(33.0)
Repayment of capital lease obligations	(2.9)	(4.0)

Net cash provided by (used in) financing activities	(1.5)	8.4

Effect of exchange rate on cash and cash equivalents	1.2	(1.4)

Net increase (decrease) in cash and cash equivalents	(10.3)	15.0
Cash and cash equivalents at beginning of period	18.5	61.1

Cash and cash equivalents at end of period	$8.2	$76.1

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2.1	$1.7
Net cash received during the period for income taxes	$4.2	$0.8

Supplemental disclosures of non-cash transactions:
Common stock issued for earn out provision in acquisition	$8.7	$—
Common stock issued for employee stock purchase plan	$1.7	$2.8
Note receivable issued for sale of equipment	$1.0	$—
Property and equipment acquired under capital leases	$2.8	$—
Property and equipment received in lieu of repayment of note receivable	$—	$0.3
Reduction of accounts receivable in exchange for note receivable	$1.4	$—

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Organization and Summary of Significant Accounting Policies

(a) Description of Business

         Wireless Facilities, Inc. (“WFI”) was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated in Delaware in 1998. WFI provides a full suite of outsourcing services to wireless carriers (domestic and international) and equipment vendors, including the design, deployment and management of client networks. WFI’s customers are primarily mature providers (with a small percentage comprising “early stage providers”) of cellular, PCS and broadband data services and equipment. WFI’s engagements range from small contracts for the deployment of a single cell site, to large multi-year turnkey contracts. These services are billed either on a time and materials basis or on a fixed price, time certain basis.

(b) Basis of Presentation

         The information as of June 30, 2002, and for the three and six month periods ended June 30, 2001 and 2002 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the fiscal year ended December 31, 2001, filed on Form 10-K with the Securities and Exchange Commission.

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

(2)     Goodwill and Intangible Assets – Adoption of SFAS 142

         On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” at which time the Company reclassified $2.1 million of indefinite life intangible assets, previously classified as assembled workforce, to goodwill, and ceased amortization of goodwill and other intangible assets with indefinite lives.  SFAS 142 requires disclosure of what reported net income or loss and related per-share amounts would have been in periods prior to the adoption of SFAS 142 exclusive of amortization expense and any related tax effects, related to goodwill and other indefinite life intangible assets. Accordingly, the Company has presented below for comparability purposes “Adjustments” and “As Adjusted” financial results for the three and six months ended June 30, 2001. The following is a reconciliation from reported to “As Adjusted” net loss and net loss per common share:

	Three Months Ended June 30, (in millions, except per share amounts)

	2001		2001
	Reported	Adjustments	As Adjusted	2002

Depreciation and amortization	$5.5	$(2.3)	$3.2	$1.6

Operating income (loss)	$(36.5)	$2.3	$(34.2)	$1.2

Benefit for income taxes	$(0.6)	$—	$(0.6)	$—

Net income (loss)	$(38.3)	$2.3	$(36.0)	$2.2

Net income (loss) per common share:
Basic	$(0.87)	$0.05	$(0.82)	$0.05

Diluted	$(0.87)	$0.05	$(0.82)	$0.04

	Six Months Ended June 30, (in millions, except per share amounts)

	2001		2001
	Reported	Adjustments	As Adjusted	2002

Depreciation and amortization	$10.9	$(4.7)	$6.2	$4.3

Operating loss	$(58.6)	$4.7	$(53.9)	$(58.8)

Provision (benefit) for income taxes	$(16.4)	$1.2	$(15.2)	$10.1

Net loss	$(46.8)	$3.5	$(43.3)	$(69.5)

Net loss per common share - basic and diluted	$(1.05)	$0.08	$(0.97)	$(1.46)

         In accordance with the guidelines set forth by SFAS 142, the Company completed the first step of the transitional impairment test of goodwill and other intangible assets by the end of the second quarter of 2002.  The first step of the goodwill impairment test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management.  Management believes that the assumptions made for these analyses are reasonable and consistent. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment.  Consequently, the second step of the impairment test is not required.

(3)     Significant Transactions

(a)    Impairment of Goodwill and Other Intangible Assets

         During the first quarter of 2002, the Company’s operations in Europe, the Middle East and Africa (“EMEA”) experienced an accelerated decline in revenue from its consulting (Questus) and network management (Telia Contractor) operating segments. The initial EMEA 2002 operating plan assumed that the European markets for consulting and network management services would realize a modest level of growth.  Specifically, the initial 2002 operating plan assumed that new service contracts would be procured or extended, accounting for a significant portion of the 2002 budgeted revenue and corresponding revenue growth in 2003.  Furthermore, these contracts were anticipated to have high margins that are typical of pre-deployment consulting services.  For the network management segment, the initial 2002 operating plan assumed the renewal of certain contracts in mid-year 2002 which were expected to have nominal revenue growth in 2003 and 2004.

         After the finalization of the February 2002 year to date actual results for both the EMEA consulting (Questus) and network management (Telia Contractors) operating segments, the respective segments posted continued declining revenues and margins and increased selling, general and administrative costs, primarily as a result of ongoing underutilization of billable employees and corporate service overhead. Through February 2002, the overall European markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers, as evidenced by the lack of certain anticipated contracts as noted above.  Revised 2002 financial projections for the EMEA consulting and network management segments indicated ongoing probable losses with minimal improvement in subsequent years.  Furthermore, based on the current cost structure in EMEA, it appeared unlikely that the Company would be able to significantly reduce related selling, general and administrative costs to a level that would allow for profitability for the respective segments. Based on these triggering events, and after evaluating the related undiscounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, “Goodwill and Other Intangible

Assets,” it was determined that such cash flows on an undiscounted basis would be insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed impaired and the Company recognized a charge of $19.9 million representing all goodwill, indefinite life and finite life intangibles related to EMEA during the first quarter ended March 31, 2002.  The charge is a component of asset impairment charges as recorded within the Company’s operating expenses for the first quarter ended March 31, 2002.

(b) Loss on Unused Office Space

         During the first quarter of 2002, the Company’s operating results reflected the continued lack of improvement in the financial markets and economic environment of the telecommunications industry. Furthermore, it was determined that the prior significant growth in several metropolitan markets had resulted in a surplus of commercial lease space.  This surplus of available office space has hindered the Company’s ability to sublease its existing unused office space. As a result, management re-assessed the market conditions surrounding its unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of its related operating lease expenses. As a result, the Company calculated the estimated loss on unused office space to approximate $10.0 million and recorded the charge as a component of selling, general and administrative expenses during the quarter ending March 31, 2002, bringing the accrued loss on unused office space balance to $11.3 million at March 31, 2002. The accrual for loss on unused office space as of June 30, 2002 approximated $10.8 million, reflecting lease payments of approximately $0.5 million during the quarter ended June 30, 2002.

 (c) Shut Down of Network Operating Center (NOC)

Based on the continued negative results of operations from the Company’s NOC subsidiary and current economic conditions, management approved and committed the Company to an Exit Plan for this subsidiary as of March 31, 2002.  In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, the Company recorded the following charges related to this exit plan (all charges are deemed incremental and not related to the ongoing operations of the facility during the “exit period”).  Fixed assets with net book value of $0.8 million were disposed of as of March 31, 2002.  These assets included certain electronic equipment and leasehold improvements with no deemed significant salvage value. The total amount disposed is recorded as a component of asset impairment charges for the quarter ended March 31, 2002.  A charge totaling $0.3 million, related to severance and contract termination costs that were deemed incremental costs associated with the shut down of the NOC, was recognized as a component of selling, general and administrative expenses during the quarter ended March 31, 2002.

         The Company is in the process of negotiating the termination of certain contracts. As such, the NOC has retained certain employees to maintain the projects under these contracts.  At June 30, 2002, the balance of the accruals for severance and contract termination costs approximated $0.2, million and are anticipated to be incurred upon full execution of the exit plan by the end of fiscal 2002.

(d) Allowance for Doubtful Accounts

         Certain of the Company’s customers have been challenged by the continued weakened capital markets and economic environment within the wireless telecommunications industry.  As a result, and pursuant to the Company’s periodic assessment regarding the expected collectibility of its trade accounts receivable balances (billed and unbilled), certain additional amounts were identified as potentially uncollectible as of March 31, 2002.  Based on this analysis, the Company provided  $10.0 million of additions to its allowance for doubtful accounts during the quarter ended March 31, 2002.  During the quarter ended June 30, 2002, the Company provided an additional $1.9 million to its allowance for doubtful accounts.

(e) Valuation Allowance on Deferred Tax Assets

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based upon a revision to the projections for future taxable income during the quarter ended March 31 2002, management increased the valuation allowance on deferred tax assets during the quarter ended March 31, 2002.  The increase to the valuation allowance resulted in a corresponding increase to the tax provision during the first quarter. The increase in valuation allowance applies to all U.S., state and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

(4) Net Income (Loss) Per Common Share

         The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute net income (loss) per share are presented below (in millions):

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Weighted-average shares, basic	44.1	47.7	44.7	47.7
Dilutive effect of stock options	—	1.7	—	—
Dilutive effect of Series A Convertible Preferred Stock	—	6.6	—	—
Dilutive effect of Series B Convertible Preferred Stock	—	3.2	—	—
Dilutive effect of contingently issuable shares	—	0.2	—	—

Weighted-average shares, diluted	44.1	59.4	44.7	47.7

         Options to purchase 5.7 million, 6.2 million, 3.5 million and 5.2 million shares of common stock for the three and six months ended June 30, 2001 and three and six months ended June 30, 2002, respectively, were not included in the calculation of diluted net loss per share because the effect of these instruments was anti-dilutive. Potential common shares derived from Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of 6.5 million and 1.6 million, respectively, were not included in the calculation of diluted net loss per share for the six months ended June 30, 2002 because the effect of these instruments was anti-dilutive. Contingently issuable shares of Common Stock of 0.1 million and 0.2 million shares for the three months ended June 30, 2001 and six months ended June 30, 2002 were not included in the calculation of diluted net loss per share because the effect of these instruments was anti-dilutive.

(5) Segment Information

         The Company’s operations are organized along service lines and include three reportable industry segments: Design and Deployment, Network Management and Business Consulting. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenues and operating income (loss) provided by the Company’s industry segments for the three and six months ended June 30, 2001 and 2002 are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Revenues:
Design and deployment	$43.5	$35.0	$81.4	$65.0
Network management	9.0	10.3	22.1	19.2
Business consulting	2.2	1.5	3.9	2.7

Total revenues	$54.7	$46.8	$107.4	$86.9

Operating income (loss):
Design and deployment	$(27.7)	$(0.3)	$(45.6)	$(30.8)
Network management	(7.6)	1.2	(11.5)	(10.4)
Business consulting	(1.2)	0.3	(1.5)	(17.6)

Total operating income (loss)	$(36.5)	$1.2	$(58.6)	$(58.8)

         Revenues derived by geographic region are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Revenues:
U.S.	$35.9	$36.0	$71.4	$65.7
Central and South America	11.0	7.9	21.3	15.8
Europe, Middle East and Africa	7.8	2.9	14.7	5.4

Total revenues	$54.7	$46.8	$107.4	$86.9

(6) Line of Credit and Note Payable

         In May 2002, the Company repaid the $33.0 million line of credit outstanding balance and terminated its line of credit agreement.  Additionally, in June 2002, the Company repaid the $0.6 million outstanding note payable balance.

(7) Preferred Stock

            In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with a director and to the brother of the Chairman and Chief Executive Officer of the Company. The Company received $44.9 million of proceeds, net of issuance costs. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company's Common Stock if and when the Company's Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future issuances of securities by the company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share.

         In October 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock for a common stock conversion price of $5.50 per share. Subject to certain exceptions, the Series A Convertible Preferred Stock has anti-dilution protection, whereby any future issuances of securities by the Company below $5.50 per share would trigger the anti-dilution protection for the Series A Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series A Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $3.77 per share. Because the anti-dilution protection of the Series A Convertible Preferred Stock was triggered by the issuance by the Company of the Series B Convertible Preferred Stock, the holders of Series A Convertible Preferred Stock are entitled to receive, in the aggregate, an additional 636,300 shares of Common Stock upon conversion based on a reduction in the common stock conversion price from $5.50 to $5.00 per share.

(8) Related Party Transactions

         During 2001 and 2002, one of the Company’s subsidiaries, WFI de Mexico, entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V (“JFR”) and its related affiliates (collectively, “JFR and affiliates”).  The General Manager of WFI de Mexico is the brother of the Chairman and the Chief Executive Officer of the Company and holds a majority ownership interest in each of these entities. The primary business purpose for WFI de Mexico transacting business with JFR and affiliates relates to obtaining superior service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during 2001 and 2002 for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. WFI de Mexico owes $1.4 million for services rendered under these related party contracts as of June 30, 2002. The Company believes that the billings and amounts payable under these contracts are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.

         During 2001, JFR contracted with another one of the Company’s subsidiaries, Wireless Facilities Latin America Ltda., for subcontractor engineering services for certain of its customer contracts. As of June 30, 2002, Wireless Facilities Latin America Ltda. has a trade receivable balance outstanding from JFR for approximately $0.3 million related to 2001 services. The Company believes that the amounts receivable under this contract are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.

         At June 30, 2002, except as noted above, there are no other commitments or guarantees between JFR and affiliates and the Company.

         During the second quarter of 2002, an agreement was executed between WFI and the Chief Financial Officer, whereby the repayment terms of the house relocation loan receivable of $0.3 million and related tax payment from the officer will be forgiven over the term of the officer’s future employment with the Company.

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

Overview

         Wireless Facilities, Inc. offers network engineering, deployment, and network operations and maintenance services to the wireless telecommunications industry.  For the six months ended June 30, 2001, our design and deployment network management, and business consulting segments contributed to 76%, 20%, and 4% of our revenues, respectively, compared to 75%, 22%, and 3% of our revenues, respectively, for the six months ended June 30, 2002.  Revenues from our international operations contributed 34% and 24% of our total revenues for the six months ended June 30, 2001 and 2002, respectively.

         Revenues from deployment projects are generated primarily from fixed price contracts which are recognized using the percentage-of-completion method. Under the percentage-of-completion method of accounting, cost of revenues on each project are recognized as incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that time. As a result, gross margins for any single project may fluctuate as total project cost estimates are revised on a periodic basis as deemed necessary. The full amount of an estimated loss is charged to operations in the period that it is determined a loss will be realized from the performance of a contract. Engineering contracts are primarily offered on a time and expense basis, and revenues are recognized as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

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

         Selling, general and administrative expenses include compensation and benefits, costs associated with underutilization, computer software and equipment that do not meet the criteria for capitalization, facilities expenses and other expenses directly related to projects. Our sales and business development personnel have, as part of their compensation package, incentives based on their ability to generate additional business for the Company.

         During the quarter ended March 31, 2002, our business model and internal cost structure was changed to allow our billable and certain support personnel staff and related expenses to adjust with various levels of revenue. Under our new business model, we reduced our workforce in order to gain flexibility related to our overall ongoing costs, which has allowed for enhanced management of underutilization costs and better alignment of such costs with fluctuations in our future revenues.  We have and will continue to hire additional “project-based employees” under our variable cost business model.

         During the first and second quarter of 2002, we continued to experience the challenging trends related to the telcommunications industry, including capital expenditure rationing, network and site development deferrals and cancellations, and weak pricing.  The continued volatility of the financial markets and economic slowdown in the U.S. and internationally has also intensified the uncertainty experienced by many of our customers, who find it increasingly difficult to predict demand for their products and services.  Consequently, many of our customers continue to slow and postpone the deployment of new wireless networks and the development of new technologies and products, which has adversely impacted our revenues derived from services. Some of our customers have recently cancelled or suspended their contracts with us and certain of our customers or potential customers have postponed entering into new contracts for our services. Due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed. If we are not able to collect amounts owed to us, we may be required to write-off significant amounts of our accounts receivable. For example, during the first quarter of 2002, we recorded additional allowances for certain U.S. and Mexico accounts receivable balances that we specifically identified as potentially uncollectible as a result of the customer’s financial condition, collection efforts and payment history.

         In response to the difficult visibility and uncertain industry conditions, we have taken steps and are continuing to take steps to reduce our level of expenditures.  The change to our business model and internal cost structure since the conclusion of first quarter 2002 has allowed our billable and certain support personnel staff and related expenses to adjust with various levels of revenue.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2002

         Revenues. Revenues decreased 14% from $54.7 million for the three months ended June 30, 2001 to $46.8 million for the three months ended June 30, 2002. The $7.9 million decrease resulted primarily from our international operations.  During the three months ended June 30, 2002, the international markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers.

         Cost of Revenues. Cost of revenues increased 7.7% from $32.5 million for the three months ended June 30, 2001 to $35.0 million for the three months ended June 30, 2002, primarily due to costs incurred on projects where client imposed delays and changes to scopes of work that have caused a shift in utilization of billable staff efforts with no significant incremental revenue.  Gross profit was 41% of revenues for the three months ended June 30, 2001 compared to 25% for the three months ended June 30, 2002. The decrease in gross profit is due primarily to strong industry pricing pressures, especially affecting certain domestic fixed price work, and the Latin America operations where time delays and changes to scopes of work have created additional costs with disproportionate incremental revenues.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 78% from $40.3 million for the three months ended June 30, 2001 to $9.0 million for the three months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 74% for the three months ended June 30, 2001 to 19% for the three months ended June 30, 2002. There were certain significant charges recorded during the three months ended June 30, 2001, such as bad debt expense of $17.2 million related to receivables from certain customers who filed for bankruptcy in 2001 an accrual for estimated loss on unused office space of $1.4 million, and a  $2.2 million charge for estimated contractor liability in our Mexico subsidiary. Excluding these charges, selling, general and administrative expenses for the three months ended June 30, 2001 would have been $19.5 million compared to $9.0 million for the three months ended June 30, 2002.  The decrease of 54% from 2001, excluding the charges, reflects a reduction in staffing levels by 22%, or approximately 400 employees (from June 30, 2001), and related personnel costs and generally lower administrative expenses as a result of various cost reduction and savings initiatives, including the adoption of a variable cost business model since the first quarter of 2002.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased 71% from $5.5 million for the three months ended June 30, 2001 to $1.6 million for the three months ended June 30, 2002. The decrease is primarily due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” whereby amortization of goodwill and intangible assets with indefinite lives ceased effective January 1, 2002.  Additionally, the decrease reflects the elimination of amortization for certain finite life intangible assets in our EMEA operations (Questus and Telia Contractor operating segments) which were deemed impaired and written off in the quarter ended March 31, 2002.

         Asset Impairment Charges. There were no asset impairment charges during the second quarter of  2002, compared to $12.9 million for the second quarter of  2001. The slowdown in the economy, existing economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation by the Company of its goodwill and other intangible assets during the second quarter of 2001. Based on the Company’s analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed and recorded a

$12.9 million impairment charge in the second quarter of 2001, determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows.

         Other Income (Expense), Net. For the three months ended June 30, 2001, net other expense was $2.4 million as compared to net other income of $1.0 million for the three months ended June 30, 2002. This $3.4 million change was primarily attributable to lower interest expense due to the repayment of our line of credit and other debt balances and foreign currency transaction gains in 2002 compared to foreign currency losses in 2001, resulting from foreign currency fluctuations during the periods.

         Provision for Income Taxes. Our effective income tax rate changed from a 1.5% benefit during the second quarter of 2001 to zero during the second quarter of 2002.  The change is based upon a revision of projections of future taxable income.  For the second quarter of 2002, no benefit was recorded as it is not more likely than not that the benefit will be realized, in accordance with the provisions of SFAS 109.

Comparison of Results for the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2002

         Revenues. Revenues decreased 19% from $107.4 million for the six months ended June 30, 2001 to $86.9 million for the six months ended June 30, 2002. The $20.5 million decrease was primarily attributable to a lack of significant capital expansion with respect to the major telecommunication carriers and the fall-off of domestic revenue from certain customers who cancelled or suspended their contracts due to bankruptcy caused by the continued economic challenges within the industry.  This negative trend also affected our international operations, resulting in approximately $14.8 million of the total revenue decline from the six months ended June 30, 2001 compared to the six months ended June 30, 2002.  Revenues from international markets declined from 34% to 24% of our total revenues during the six months ended June 30, 2001 and 2002, respectively.

         Cost of Revenues. Cost of revenues decreased 10% from $71.6 million for the six months ended June 30, 2001 to $64.2 million for the six months ended June 30, 2002 primarily due to the reduction in revenues from the cancellation of work and ultimate bankruptcy of three customers in the second quarter of 2001, as well as the overall reductions in industry capital spending that continued through 2001, which led to demobilization costs and downsizing of billable staff in the second half of 2001.  This decrease, however, is also offset by higher costs incurred on projects where client imposed delays and changes to scopes of work that have caused a shift in utilization of billable staff efforts with no significant incremental revenue during the three months ended June 30, 2002.  Gross margin was 33% of revenues for the six months ended June 30, 2001, compared to 26% for the six months ended June 30, 2002. The decrease in gross profit is due primarily to strong industry pricing pressures, especially affecting certain domestic fixed price work, and the Latin America operations where time delays and changes to scopes of work have created additional costs with disproportionate incremental revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 21% from $70.6 million for the six months ended June 30, 2001 to $56.1 million for the six months ended June 30, 2002. There were certain significant charges recorded during the first six months of 2001, such as bad debt expense of $21.2 million related to receivables from certain customers who filed for bankruptcy in 2001, an accrual for estimated loss on unused office space of $1.4 million and a $2.2 million charge for estimated contractor liability in our Mexico subsidiary. During the first quarter of 2002, significant charges including $10.0 million for bad debt expense, $10.0 million for estimated loss on unused office space, $2.8 million for certain employee compensation and severance costs and other general and administrative charges accumulating to $5.2 million were also recorded. Excluding these charges, selling, general and administrative expenses for the six months ended June 30, 2001 and 2002 would have been $45.8 million compared to $28.1 million, respectively.  The resulting decrease of 39%, excluding these significant charges, reflects a reduction in staffing levels by 22%, or approximately 400 employees (from June 30, 2001), and related personnel costs and significantly lower administrative expenses as a result of various cost reduction and savings initiatives, including the adoption of a variable cost model in the first quarter of 2002.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased 61% from $10.9 million for the six months ended June 30, 2001 to $4.3 million for the six months ended June 30, 2002.  The decrease is primarily due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” whereby amortization of goodwill and intangible assets with indefinite lives ceased effective January 1, 2002. Additionally, the decrease reflects the elimination of amortization for certain finite life intangible assets in our EMEA operations (Questus and Telia Contractor operating segments) which were deemed impaired and written off in the quarter ended March 31, 2002.

         Asset Impairment Charges. For the six months ended June 30, 2002, asset impairment charges were $21.1 million, compared to $12.9 million for the six months ended June 30, 2001. The slowdown in the economy, existing economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation by the Company of its goodwill and other intangible assets during the second quarter of 2001 and again during the first quarter of 2002. Based on the Company’s analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed.  Accordingly, the Company recorded impairment charges of $12.9 and $21.1 in the second quarter of 2001 and the first quarter of 2002, respectively.  The impairments were determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows.   The impairment charge in 2002 did not result from the SFAS 142 transitional impairment test, but was a result of a triggering event in the first quarter of 2002.

         Other Income (Expense), Net. For the six months ended June 30, 2001, net other expense was $4.6 million compared $0.6 million for the six months ended June 30, 2002. This decrease in expense of $4.0 million was primarily attributable to lower interest expense resulting from the reduction of outstanding debt, higher interest income due to the higher cash balances in 2002, foreign currency transaction gains due to higher international activity combined with positive foreign currency fluctuations during the six months ended June 30, 2001, and a realized loss on available-for-sale investment securities which was recorded in the first quarter of 2001.

         Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2002 represented a 17% income tax expense compared to a 26% income tax benefit for the six months ended June 30, 2001. The tax provision of $10.1 million for the six months ended June 30, 2002 reflects an increase to the valuation allowance on deferred tax assets based upon a revision to the projections of future taxable income.  The increase in the valuation allowance applies to all U.S., state and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

         During 2001 and through the second quarter of 2002, tightened capital markets constrained the growth of the wireless telecommunications industry, resulting in delays and changes to scopes of work for the build-outs of wireless communications networks. If build-outs and deployments of wireless communications networks continue to be delayed for a sustained period of time, the demand for our services and the prices that we are able to charge for our services may decline, which would result in a decline in our revenues, gross margins and results from operations. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

Liquidity and Capital Resources

         Our sources of cash liquidity included cash, cash from operations and other external sources of funds.  As of June 30, 2002, we had cash of $76.1 million.   On May 31, 2002, our $33.0 million outstanding line of credit balance was paid in full and we terminated our line of credit agreement.

         Cash used in operations is primarily derived from our contracts in progress and changes in working capital. Cash used in operations was $7.3 million for the six months ended June 30, 2001, while cash provided by operations was $10.1 million for the six months ended June 30, 2002.

         Cash used in investing activities was $2.7 million and $2.1 million for the six months ended June 30, 2001 and 2002, respectively.  Investing activities for the six months ended June 30, 2001 and 2002 consisted of capital expenditures.

         Cash used in financing activities for the six months ended June 30, 2001 was $1.5 million, which consisted primarily of repayment of borrowings under the line of credit, notes payable and capital lease obligations partially offset by proceeds from the issuance of common stock. Cash provided by financing activities was $8.4 million for the six months ended June 30, 2002. Financing activities for this period consisted primarily of the $33.0 million repayment of the remaining outstanding balance of the line of credit, $0.6 million repayment of an outstanding note payable and $4.0 million payments of capital lease obligations, offset by net proceeds from issuance of preferred stock of $44.9 million and proceeds from issuance of common stock of $1.1 million.

         As discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside of our control.  Following the receipt of $44.9 million in net proceeds from the sale of Series B Convertible Preferred Stock, we repaid and terminated our line of credit agreement in order to reduce interest expense and related commitment fees.  In doing so, however, we have eliminated an option for available cash resources.  If the downturn in the telecommunications industry continues or if we are unable to sufficiently increase our revenues or reduce our expenses, we may experience a negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

         We have no material cash commitments other than obligations under our operating and capital leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

         We believe that our cash and cash equivalent balances will be sufficient to satisfy cash requirements for the next twelve months. We are focused on preserving cash by continuously monitoring expenses and identifying cost savings. For example, during the first quarter of 2002, we changed our business model and internal cost structure to allow our billable and certain support personnel staff and related expenses to change with various levels of revenue. We will also continue to explore opportunities for direct equity investments to help meet our short-term liquidity requirements.

    Critical Accounting Principles and Estimates

         In response to the SEC’s Release Numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including goodwill and identifiable intangibles, accounting for income taxes including the related valuation allowance, accruals for self-insurance and compensation and related benefits, and contingencies and litigation. We explain these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Revenue recognition. We derive our revenue primarily from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized on the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Significant management judgments and estimates, including the estimated costs to complete projects, which drives the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. In addition, many of our contracts include milestone billings. If a contract is terminated or reduced in scope prior to a milestone billing, we may not be able to recover the full amount of revenue recognized, which would result in a reduction of revenue and gross margin in the respective period.

         Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments on amounts due to the Company. Management determines the adequacy of this allowance by periodically evaluating individual customer accounts receivable balances considering the customer’s financial condition and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance for doubtful accounts may be required.

         Valuation of long-lived and intangible assets and goodwill. We have recorded significant amounts of goodwill and intangibles resulting from the acquisitions we have completed in the past three years. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $65.4 million as of June 30, 2002.

         On January 1, 2002, SFAS No. 142 became effective and as a result, we ceased amortization of goodwill and indefinite lived intangible assets.  Through December 31, 2001, goodwill was amortized on a straight-line basis over lives ranging from 5 to 20 years, and intangibles were amortized on a straight-line basis over lives ranging from 2 to 5 years. In lieu of amortization, we are required to perform an initial impairment review of our goodwill and intangible assets with indefinite lives in 2002 and an annual impairment review thereafter. The first step of the goodwill impairment test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management.  Management believes that the assumptions made for these analyses are reasonable and consistent. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment.  Consequently, the second step of the impairment test is not required.  If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

         Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. If we are required to increase the valuation allowance in the future, it would have an adverse impact on our results of operations.

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $30.9 million as of June 30, 2002, due to uncertainties related to our ability to utilize certain deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our financial position and results of operations could be materially impacted. The net deferred tax liabilities as of June 30, 2002 was $1.6 million, net of deferred tax assets of $42.9 million and a valuation allowance of $30.9 million.

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

Related Party Transactions

         In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with a director and to the brother of the Chairman and Chief Executive Officer of the Company. The Company received $44.9 million of proceeds, net of issuance costs. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company's Common Stock if and when the Company's Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future issuances of securities by the company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share.

         In October 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock for a common stock conversion price of $5.50 per share. Subject to certain exceptions, the Series A Convertible Preferred Stock has anti-dilution protection, whereby any future issuances of securities by the Company below $5.50 per share would trigger the anti-dilution protection for the Series A Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series A Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $3.77 per share. Because the anti-dilution protection of the Series A Convertible Preferred Stock was triggered by the issuance by the Company of the Series B Convertible Preferred Stock, the holders of Series A Convertible Preferred Stock are entitled to receive, in the aggregate, an additional 636,300 shares of Common Stock upon conversion based on a reduction in the common stock conversion price from $5.50 to $5.00 per share.

         During 2001 and 2002, one of the Company’s subsidiaries, WFI de Mexico, entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V (“JFR”) and its related affiliates (collectively, “JFR and affiliates”).  The General Manager of WFI de Mexico is the brother of the Chairman and the Chief Executive Officer of the Company and holds a majority ownership interest in each of these entities. The primary business purpose for WFI de Mexico transacting business with JFR and affiliates relates to obtaining superior service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during 2001 and 2002 for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. WFI de Mexico owed $1.4 million for services rendered under these related party contracts as of June 30, 2002. The Company believes that the billings and amounts payable to JFR under these contracts are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.

         During 2001, JFR contracted with another one of the Company’s subsidiaries, Wireless Facilities Latin America Ltda., for subcontractor engineering services for certain of its customer contracts. As of June 30, 2002, Wireless Facilities Latin America Ltda. had a trade receivable balance outstanding from JFR for approximately $0.3 million related to 2001 services. The Company believes that the amounts receivable under this contract are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.

         At June 30, 2002, except as noted above, there were no other commitments or guarantees between JFR and affiliates and the Company.

         During the second quarter of 2002, an agreement was executed between WFI and the Chief Financial Officer, whereby the repayment terms of the house relocation loan receivable of $0.3 million and related tax payment from the officer will be forgiven over the term of the officer’s future employment with the Company.

         At June 30, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, the Company does not engage in trading activities involving non-exchange traded contracts.  As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. This statement is effective for fiscal years beginning after June 15, 2002.  At this time, the Company does not anticipate that the adoption of SFAS 143 will have a material effect on the Company’s consolidated financial statements.

         In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after March 31, 2003.  It is not anticipated that the financial impact of this statement will have a material effect on the Company’s consolidated financial statements.

         In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities.  Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002.  It is not anticipated that the financial impact of this statement will have a material effect on the Company’s consolidated financial statements.

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

         During the first quarter of 2002, we implemented a new business model in order to enhance flexibility related to our overall ongoing cost structure.  Under our new business model, we reduced our workforce in order to further minimize underutilization costs and better align such costs with the fluctuations in our future revenues.  We plan to hire additional staff as “project-based employees” when the need arises under large contracts. The lack of history with managing this new model combined with continued uncertainty in the business environment may result in inefficiencies.

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

         During 2001 and through the quarter ended June 30, 2002, we experienced a negative impact to our cumulative earnings (despite positive earnings results during the three months ended June 30, 2002) and stock price as a result of the foregoing factors that may cause our quarterly results to fluctuate. We may continue to incur losses for the foreseeable future. Due to the recent downturn in the financial markets generally, and specifically the slowdown in wireless telecommunications infrastructure spending, some of our customers have cancelled or suspended their contracts with us and many of our customers and potential customers have postponed entering into new contracts for our services and or have asked for price concessions. The reduction in the availability of capital due to the downturn has also delayed the completion of mergers contemplated by some of our customers, which has resulted in project delays. In addition, unfavorable economic conditions are causing some of our customers to take longer to pay us for services we perform, increasing the average number of days that our receivables are outstanding. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed and three of our customers filed for bankruptcy protection in 2001. If we are not able to collect amounts due to us, we may be required to write-off significant amounts of our accounts receivable. For example, we recognized bad debt expense of $3.5 million during the first quarter of fiscal 2001 due to Advanced Radio Telecom’s filing for bankruptcy protection and we recognized bad debt expense of $13.9 million for the entire Metricom, Inc. receivable due to Metricom’s filing for bankruptcy protection and $1.3 million for US Wireless due to US Wireless’ filing for bankruptcy protection during the second quarter of 2001. Additionally, during the first quarter of 2002 we increased our allowance for doubtful accounts by $10.0 million for estimated potential future losses based on the financial condition of certain customers and the current economic conditions.  Because we are not able to reduce our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decrease in revenues. During the first quarter of 2002, we changed our business model and internal cost structure to allow our billable and certain support personnel staff and related expenses to change with various levels of revenue. We have incurred certain charges associated with efforts to minimize our expenses, such as severance costs to reduce headcount and loss on unused office space. As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and any predictions we make are subject to significant revisions and are very uncertain.

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

         Some of our customers and potential customers rely upon outside financing to pay the considerable costs of deploying their networks. If these companies fail to receive adequate financing or experience delays in receiving financing, particularly after we have begun working with them, our results of operations may be harmed. Even customers and potential customers that have adequate financing may delay deploying or upgrading their networks as they prioritize or ration their capital resources. In addition, to the extent our customers continue to experience capital constraints, they could continue to place pressure on us to lower the prices we charge for our services, and they may be inclined to choose the services of our competitors to the extent our competitors are willing and able to provide project financing. If competitive pressures force us to continue to make price concessions or otherwise reduce prices for our services, then our revenues and margins will decline and our results of operations would be harmed.

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

We may not be able to hire and retain a sufficient number of qualified engineers or other employees to meet our contract commitments or maintain the quality of our services.

         Our future success will depend on our ability to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers and project managers, and we may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services in the future. In addition, as of June 30, 2002, approximately 200, or 19% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued interim final regulations that place greater requirements on H-1B dependent companies, such as WFI, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, these regulations expose us to significant penalties, including a prohibition on the hiring of H-1B workers, if the Department of Labor deems us noncompliant.

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

         A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-completion basis. The portion of our revenue from fixed price contracts accounted for approximately 54% of our revenues for the six months ended June 30, 2002. With the percentage-of-completion method for revenue recognition, we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to date to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If, in any period, we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our financial results.

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

Our financial results may be harmed if we fail to accurately forecast our personnel needs for present or future projected business.

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

         We currently have international operations, including offices in Brazil, Mexico, United Kingdom and Sweden. For the six months ended June 30, 2002, international operations accounted for approximately 24% of our total revenues. We believe that the percentage of our total revenues attributable to international operations will continue to be significant. We intend to enter additional international markets, which will require significant management time and financial resources and could adversely affect our operating margins and earnings. In order to enter these new international markets, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets will be limited, and our business could be harmed.

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

As of June 30, 2002, executive officers and directors and their affiliates controlled 54% of our outstanding common stock (including the shares of common stock into which the shares of Series A and Series B Convertible Preferred Stock may be converted), and as a result are able to exercise control over matters requiring stockholder approval.

         As of June 30, 2002, executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 54% of our outstanding common stock, after giving effect to the conversion of Series A and Series B Convertible Preferred Stock.  In particular, our former Chairman, Massih Tayebi, and our current Chairman and Chief Executive Officer, Masood K. Tayebi,

beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. In addition, other members of the Tayebi family owned, in the aggregate, approximately 7% of our outstanding common stock. The remaining 17% is beneficially owned by certain other officers and directors of the Company and their affiliates as of June 30, 2002.  As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, which include preventing a third-party from acquiring control over us. These transactions may also include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and United Kingdom subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and United Kingdom foreign subsidiaries. Significant monetary assets and liabilities include trade receivables, trade payables and intercompany payables that are not denominated in their local functional currencies. As of June 30, 2002, our Mexican subsidiary was in an average net asset position of approximately $20.7 million while our Brazilian and United Kingdom subsidiaries were in average net monetary liability positions of approximately $3.4 million and $8.6 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at June 30, 2002 were approximately $2.1 million, $0.3 million and $0.9 million for Mexico, Brazil and the United Kingdom, respectively.

         In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.2 million and $1.7 million for the three and six months ended June 30, 2002, respectively. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period.

         Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not utilize any derivative financial instruments to hedge foreign currency risks.

         On May 31, 2002, the Company repaid its $33.0 million line of credit outstanding balance and terminated its line of credit agreement.

         A hypothetical 10% adverse change in the average interest rate on our debt and money market investments for the three and six months ended June 30, 2002 would have had no material effect on net income or loss for the periods.  We do not utilize any derivative financial instruments to hedge interest rate risks.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Metricom, Inc., which initiated Chapter 11 bankruptcy proceedings in 2001, filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $1,416,240. The Company has recently received an offer involving the Company's payment of $250,000 to resolve this claim which is currently under consideration.

         In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company’s common stock at various times on or after November 4, 1999. The complaints allege that the registration statement and prospectus dated November 4, 1999, issued by the Company in connection with the public offering of the Company’s common stock contained untrue statements of material fact or omissions of material fact in violation of securities laws because the registration statement and prospectus allegedly failed to disclose that the offering’s underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket. The complaints seek unspecified monetary damages and other relief. On August 8, 2001, the above-referenced lawsuits were consolidated for pretrial purposes with similar lawsuits filed against hundreds of other initial public offering issuers and their underwriters in the Southern District of New York (the consolidated proceeding is designated as “In re IPO Securities Litigation”). An initial case management conference was held on September 7, 2001 for In re IPO Securities Litigation, at which time the Court ordered that the time for all defendants to respond to any complaint be postponed until further notice of the Court. On April 19, 2002, the plaintiffs filed a new, amended complaint that consolidated their previously filed complaints against the Company and certain of its officers and directors.  On July 15, 2002, a joint motion to dismiss was filed on behalf of all the issuers and their officers and directors in In re IPO Securities Litigation (including the Company and its officers and directors).  The Company believes this litigation is without merit and intends to vigorously defend against it. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a materially adverse effect on the Company.

         In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Item 2. Changes in Securities

          In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with a director and to the brother of the Chairman and Chief Executive Officer of the Company. The Company received $44.9 million of proceeds, net of issuance costs. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company's Common Stock if and when the Company's Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future issuances of securities by the company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share.

         The sale and issuance of the securities in the transaction described in the foregoing paragraph was deemed to be exempt from registration under the Securities Exchange Act of 1933, as amended by virtue of Section 4(2) and or Regulation D promulgated under such Act. The purchasers represented their intention to acquire the securities for investment only and not with a view of distribution thereof. Appropriate legends are affixed to the securities issued in such transaction. All recipients either received adequate information about the Company or had access to such information.

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Wireless Facilities, Inc. was held on June 14, 2002. The following proposals were adopted by the votes indicated below:

1.

To elect a Board of Directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were: Masood K. Tayebi, Ph.D., 43,172,414 for and 929,137 withheld; Scott Anderson, 43,488,331 for and 613,220 withheld; Scot Jarvis, 43,488,921 for and 612,630 withheld; William Hoglund, 43,490,396 for and 611,155 withheld; David Lee, Ph.D., 42,162,535 for and 1,939,016 withheld; and Bandel Carano, 43,688,020 for and 413,531 withheld.

2.	To ratify the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2002: 43,721,530 for, 788 against, and 379,233 abstained.

3.

To approve the Company’s Employee Stock Purchase Plan, as amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan from 1,500,000 to 1,850,000: 43,692,189 for, 393,495 against and 15,867 abstained.

Item 6. Exhibits and Reports on Form 8-K:

(a). Exhibits:

10.1*	Technical Service Subcontract dated as of February 8, 2002 between the Company and Bechtel Corporation.
10.2	Agreement dated as of April 1, 2002 between the Company and Terry M. Ashwill.
99.1	Periodic Report Certification by Chief Executive Officer and Chief Financial Officer of Form 10-Q for the quarterly period ended June 30, 2002.

* Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(b). Reports on Form 8-K:

         Current Report on Form 8-K (No. 000-27231) dated May 20, 2002, which was filed with the Securities and Exchange Commission on May 21, 2002, stating that the Company had entered into an agreement to sell $45.0 million of its Series B Convertible Preferred Stock in a private placement to investment funds managed by Oak Investment Partners, Meritech Capital Partners and to a single private investor, Sean Tayebi, Ph.D., who is the brother of Masood K. Tayebi, Ph.D., the Company’s founder, Chairman and Chief Executive Officer.

         Current Report on Form 8-K/A (No. 000-27231) dated May 20, 2002, which was filed with the Securities and Exchange Commission on June 5, 2002 as an amendment to the Current Report on Form 8-K dated May 20, 2002, in order to file the corrected final version of the Company’s Series B Preferred Stock Purchase Agreement and the exhibits thereto.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS FACILITIES, INC.

	By:	/s/ MASOOD K. TAYEBI, PH.D.

Masood K. Tayebi, Ph.D. CHIEF EXECUTIVE OFFICER

	By:	/s/ DAN STOKELY

Dan Stokely Vice President, Corporate Controller and Chief Accounting Officer

Date: August 13, 2002