Form 10-Q
period 2002-09-30
WIRELESS FACILITIES INC
filed 2002-11-13
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     As of November 7, 2002 there were 48,187,337 shares of the Registrant’s $0.001 par value Common Stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)

	December 31, 2001	September 30, 2002

	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61.1	$83.0
Accounts receivable (net of allowance for doubtful accounts of $18.3 and $13.0 as of December 31, 2001 and September 30, 2002, respectively)	94.4	71.3
Accounts receivable – related party	0.3	0.2
Income taxes receivable	3.2	3.1
Prepaid expenses	4.5	1.3
Employee loans and advances	1.5	0.1
Other current assets	9.3	6.4

Total current assets	174.3	165.4
Property and equipment, net	19.0	14.3
Goodwill, net	54.4	41.6
Other intangibles, net	8.6	—
Deferred tax assets, net	10.0	—
Investments in unconsolidated affiliates	8.4	8.3
Employee loans and advances	0.7	0.5
Other assets	0.5	0.2

Total assets	$275.9	$230.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13.2	$11.2
Accrued expenses	15.3	16.1
Accounts payable - related party	2.2	1.2
Billings in excess of costs and profits	1.6	7.9
Line of credit payable	33.0	—
Note payable	0.2	—
Accrued unused office space	—	1.8
Capital lease obligations	4.5	2.8

Total current liabilities	70.0	41.0
Capital lease obligations - net of current portion	4.0	0.9
Note payable - net of current portion	0.4	—
Deferred tax liabilities, net	—	1.6
Accrued unused office space – net of current portion	1.3	8.4
Other liabilities	2.2	0.9

Total liabilities	77.9	52.8

Minority interest in subsidiary	0.2	0.2
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series A Convertible Preferred Stock, $.001 par value, 63,637 shares issued and outstanding at December 31, 2001 and September 30, 2002 (liquidation preference $35.0)	—	—
Series B Convertible Preferred Stock, $.001 par value, 0 and 90,000 shares outstanding at December 31, 2001 and September 30, 2002, respectively (liquidation preference $45.0)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 47,184,000 and 48,169,921 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	—	—
Additional paid-in capital	215.1	264.5
Accumulated deficit	(17.1)	(84.1)
Accumulated other comprehensive loss	(0.2)	(3.1)

Total stockholders’ equity	197.8	177.3

Total liabilities and stockholders’ equity	$275.9	$230.3

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Revenues	$54.8	$49.1	$162.2	$136.0
Cost of revenues	37.0	37.2	108.6	101.4

Gross profit	17.8	11.9	53.6	34.6
Selling, general and administrative expenses	15.9	8.6	86.5	64.7
Depreciation and amortization	5.6	1.7	16.5	6.0
Asset impairment charges	—	—	12.9	21.1

Operating income (loss)	(3.7)	1.6	(62.3)	(57.2)

Other income (expense):
Interest income (expense), net	(0.9)	0.3	(2.6)	(1.0)
Foreign currency exchange gain (loss)	0.6	0.6	(1.5)	1.5
Other	0.1	—	(0.7)	(0.2)

Other income (expense), net	(0.2)	0.9	(4.8)	0.3

Income (loss) before income taxes	(3.9)	2.5	(67.1)	(56.9)
Provision (benefit) for income taxes	(1.0)	—	(17.4)	10.1

Net income (loss)	$(2.9)	$2.5	$(49.7)	$(67.0)

Net income (loss) per common share:
Basic	$(0.06)	$0.05	$(1.09)	$(1.40)
Diluted	$(0.06)	$0.04	$(1.09)	$(1.40)
Weighted average common shares outstanding:
Basic	46.4	48.1	45.4	48.0
Diluted	46.4	65.4	45.4	48.0

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine months ended September 30,

	2001	2002

Net cash provided by operating activities	$0.4	$18.4

Investing activities – capital expenditures	(4.3)	(3.0)

Financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock, net of issuance costs	—	44.9
Proceeds from issuance of common stock	5.2	2.1
Repayment of notes payable	(1.6)	(0.6)
Net repayment under line of credit	(1.9)	(33.0)
Repayment of capital lease obligations	(3.8)	(4.8)

Net cash provided by (used in) financing activities	(2.1)	8.6

Effect of exchange rate on cash and cash equivalents	(0.5)	(2.1)

Net increase (decrease) in cash and cash equivalents	(6.5)	21.9
Cash and cash equivalents at beginning of period	18.5	61.1

Cash and cash equivalents at end of period	$12.0	$83.0

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3.4	$1.6
Net cash received during the period for income taxes	$9.3	$0.8
Supplemental disclosures of non-cash transactions:
Common stock issued for earn out provision in acquisition	$1.3	$—
Common stock issued pursuant to provisions of Company’s employee stock purchase plan	$—	$2.8
Note receivable issued for sale of equipment	$1.0	$—
Property and equipment acquired under capital leases	$2.8	$—
Property and equipment received in lieu of repayment of note receivable	$—	$0.3
Reduction of accounts receivable in exchange for note receivable	$1.4	$—

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

     Wireless Facilities, Inc. (“WFI”) was formed in the state of New York on December 19, 1994, began operations in March 1995 and was reincorporated in Delaware in 1998. WFI provides a comprehensive range of global outsourcing services to both wireless carriers and equipment vendors.  Such services include the design, deployment and management of client networks. WFI’s customers are primarily mature providers (with a small percentage comprising “early stage providers”) of cellular, PCS and broadband data services and equipment. WFI’s engagements range from small to large multi-year contracts. These services are billed either on a time and materials basis or on a fixed price, time certain basis.

(b) Basis of Presentation

     The information as of September 30, 2002, and for the three and nine month periods ended September 30, 2001 and 2002 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the fiscal year ended December 31, 2001, filed on Form 10-K with the Securities and Exchange Commission on March 19, 2002.

     The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the “Company.”

(c) Use of Estimates

     The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.

(d) Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Goodwill and Intangible Assets – Adoption of SFAS 142

     On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” at which time the Company reclassified $2.1 million of indefinite life intangible assets (i.e., assembled workforce) to goodwill, and ceased all future amortization of goodwill and other indefinite life intangible assets. SFAS 142 requires disclosure of what reported net income or loss and related per-share amounts would have been in periods prior to the adoption of SFAS 142 exclusive of amortization expense and any related tax effects, related to goodwill and other indefinite life intangible assets. Accordingly, the Company has presented below for comparability purposes “Adjustments” and “As Adjusted” financial results for the three and nine months ended September 30, 2001. The following is a reconciliation from reported to “As Adjusted” net loss and net loss per common share:

	Three Months Ended September 30, (in millions, except per share amounts)

	2001 Reported	Adjustments	2001 As Adjusted	2002

Depreciation and amortization	$5.6	$(2.9)	$2.7	$1.7

Operating income (loss)	$(3.7)	$2.9	$(0.8)	$1.6

Benefit for income taxes	$(1.0)	$0.8	$(0.2)	$—

Net income (loss)	$(2.9)	$2.1	$(0.8)	$2.5

Net income (loss) per common share:
Basic	$(0.06)	$0.04	$(0.02)	$0.05

Diluted	$(0.06)	$0.04	$(0.02)	$0.04

Weighted average common shares outstanding:
Basic	46.4	46.4	46.4	48.1
Diluted	46.4	46.4	46.4	65.4

	Nine Months Ended September 30, (in millions, except per share amounts)

	2001 Reported	Adjustments	2001 As Adjusted	2002

Depreciation and amortization	$16.5	$(7.6)	$8.9	$6.0

Operating loss	$(62.3)	$7.6	$(54.7)	$(57.2)

Provision (benefit) for income taxes	$(17.4)	$2.0	$(15.4)	$10.1

Net loss	$(49.7)	$5.6	$(44.1)	$(67.0)

Net loss per common share – basic and diluted	$(1.09)	$0.12	$(0.97)	$(1.40)

Weighted average common shares outstanding – basic and diluted	45.4	45.4	45.4	48.0

     In accordance with the guidelines set forth by SFAS 142, the Company completed the first step of the transitional impairment test of goodwill and other intangible assets by the end of the second quarter of 2002.  The first step of the goodwill impairment test required the Company to determine and compare the estimated fair value of its defined reporting units to their carrying values as of January 1, 2002. The estimated fair value for each reporting unit was substantially determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other allocation methods as deemed appropriate by management.  Management believes that the assumptions made for these analyses are reasonable and consistent. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment.  Consequently, the second step of the impairment test was not required.

     As of September 30, 2002, management has not identified any additional triggering event that would deem the current carrying value of goodwill and other indefinite life intangible assets to have additional impairment.  As set forth in SFAS 142, the Company will formally document and measure the carrying value of all related goodwill, finite and indefinite life intangible assets on an annual basis.  The Company will complete this analysis during the fourth quarter of 2002, in accordance with the provisions of SFAS 142.

(3) Significant Transactions

(a) Impairment of Goodwill and Other Intangible Assets

     During the first quarter of 2002, the Company’s operations in Europe, the Middle East and Africa (“EMEA”) experienced an accelerated decline in revenue from its consulting (Questus) and network management (Telia Contracting) operating segments, which are referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The initial EMEA 2002 operating plan assumed that the European markets for consulting and network management services would realize a modest level of growth.  Specifically, the initial 2002 operating plan assumed that new service contracts would be procured or extended, accounting for a significant portion of the 2002 budgeted revenue and corresponding revenue growth in 2003.  Furthermore, these contracts were anticipated to have high margins that are typical of pre-deployment consulting service contracts.  For the network management segment, the initial 2002 operating plan assumed the renewal of certain contracts in mid-year 2002 which were expected to have nominal revenue growth in 2003 and 2004.

     After the finalization of the February 2002 year to date actual results for both the EMEA consulting (Questus) and network management (Telia Contracting) operating segments, the respective segments posted continued declining revenues and margins and increased selling, general and administrative costs, primarily as a result of ongoing underutilization of billable employees and corporate service overhead. Through February 2002, the overall European markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers, as evidenced by the lack of certain anticipated contracts as noted above.  Revised 2002 financial projections for the EMEA consulting and network management segments indicated ongoing probable losses with minimal improvement in subsequent years.  Furthermore, based on the current cost structure in EMEA, it appeared unlikely that the Company would be able to significantly reduce related selling, general and administrative costs to a level that would allow for profitability for the respective segments. Based on these triggering events, and after evaluating the related undiscounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, “Goodwill and Other Intangible Assets,” it was determined that such cash flows on an undiscounted basis would be insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed fully impaired and the Company recognized a charge of $19.9 million representing all goodwill, indefinite life and finite life intangible assets related to EMEA at March 31, 2002.  The charge is a component of asset impairment charges as recorded within the Company’s operating expenses for the nine months ended September 30, 2002.

(b) Loss on Unused Office Space

     During the first quarter of 2002, the Company’s operating results reflected the continued lack of improvement in the financial markets and economic environment of the telecommunications industry. Furthermore, it was determined that the prior significant growth in several metropolitan markets had resulted in a surplus of commercial lease space.  This surplus of available office space has hindered the Company’s ability to sublease its existing unused office space. As a result, management re-assessed the market conditions surrounding its unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of its related operating lease expenses. As a result, the Company calculated the estimated loss on unused office space to approximate $10.0 million and recorded the charge as a component of selling, general and administrative expenses during the quarter ended March 31, 2002, bringing the accrued loss on unused office space balance to $11.3 million at March 31, 2002. The accrual for loss on unused office space as of September 30, 2002 declined to $10.2 million, reflecting subsequent systematic and periodic offsets as computed on a straight-line basis, to lease payments totaling approximately $0.5 million and $1.0 million during the three and nine months ended September 30, 2002, respectively.

(c) Shut Down of Network Operating Center (NOC)

     Based on the continued negative results of operations from the Company’s NOC subsidiary and current economic conditions as of March 31, 2002, management approved and committed the Company to an Exit Plan for this legal subsidiary effective March 31, 2002.  In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, the Company recorded the following charges related to this exit plan (all charges are deemed incremental and not related to the ongoing operations of the facility during the “exit period”).  Fixed assets with net book value of $0.8 million were disposed of as of March 31, 2002.  These assets included certain electronic equipment and leasehold improvements with no readily determinable salvage value. The total amount disposed is recorded as a component of asset impairment charges for the quarter ended March 31, 2002.  A charge totaling $0.3 million, related to severance and contract termination costs that were deemed incremental costs associated with the shut down of the NOC, was recognized as a component of selling, general and administrative expenses during the quarter ended March 31, 2002.  At September 30, 2002, the balance of the accruals for severance and contract termination costs approximated $0.2 million.

     Subsequent to September 30, 2002, the Company’s management executed the final steps relating to its exit plan whereby, effective November 1, 2002, all remaining customer contracts and employees were terminated and the business ceased operations.

(d) Allowance for Doubtful Accounts

     Certain of the Company’s customers continue to face a challenging financial and operating environment due to the volatile capital markets and uncertain economic conditions both domestically and internationally within the wireless telecommunications industry.  As a result, and pursuant to the Company’s periodic assessment regarding the expected collectibility of its trade account receivable balances (billed and unbilled), certain additional amounts were identified as potentially uncollectible during 2002.  Based on this analysis, the Company provided $10.0 million, $1.9 million and $0.2 million of additions to its allowance for doubtful accounts during the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively.  A significant portion of these allowances relates to estimates for trade receivable balances in Latin America due to the ongoing economic volatility in this region and associated risk to the Company.

     During the third quarter ended September 30, 2002, the Company settled its outstanding claim with Metricom, Inc. and subsequently sold its entire rights to the Metricom claim to a consortium of bankruptcy claims brokers. The Company received net proceeds of $1.7 million resulting in a net reduction to bad debt expense (a component of selling, general and administrative expenses) during the third quarter ended September 30, 2002. The Company had provided an allowance for the entire receivable balance when Metricom, Inc. filed for bankruptcy protection during the second quarter of 2001.  As a result of the settlement, the entire trade receivable balance was written off against the corresponding allowance for doubtful accounts during the third quarter ended September 30, 2002.

(e) Valuation Allowance on Deferred Tax Assets

     In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based upon a revision to the projections for future taxable income during the quarter ended March 31, 2002, management increased the valuation allowance on deferred tax assets during the quarter ended March 31, 2002, resulting in the recognition of a provision for income tax expense during the period.  The increase in valuation allowance applies to all U.S. (federal and state) and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences. As of September 30, 2002, management deems the current valuation allowance on deferred tax assets to be sufficient based upon current projected future taxable book income.

(4) Net Income (Loss) Per Common Share

     The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income (loss) per share are presented below (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Weighted average shares, basic	46.4	48.1	45.4	48.0
Dilutive effect of stock options	—	1.2	—	—
Dilutive effect of Series A Convertible Preferred Stock	—	7.0	—	—
Dilutive effect of Series B Convertible Preferred Stock	—	9.0	—	—
Dilutive effect of contingently issuable shares	—	0.1	—	—

Weighted average shares, diluted	46.4	65.4	45.4	48.0

     The following instruments were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Stock options	4.2	3.5	4.8	5.1
Series A Convertible Preferred Stock	—	—	—	6.7
Series B Convertible Preferred Stock	—	—	—	4.1
Contingently issuable shares	0.3	—	0.2	—

Total anit-dilutive instruments	4.5	3.5	5.0	15.9

(5) Segment Information

     The Company’s operations are organized along service lines and include three reportable industry segments: Design and Deployment, Network Management and Business Consulting. Due to the nature of these services, the amount of capital assets used in providing services to customers is not significant. Revenues and operating income (loss) provided by the Company’s industry segments for the three and nine months ended September 30, 2001 and 2002 are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Revenues:
Design and deployment	$42.4	$38.7	$123.8	$103.7
Network management	10.0	8.9	32.1	28.0
Business consulting	2.4	1.5	6.3	4.3

Total revenues	$54.8	$49.1	$162.2	$136.0

Operating income (loss):
Design and deployment	$(5.3)	$1.0	$(50.9)	$(29.8)
Network management	1.1	0.4	(10.4)	(10.0)
Business consulting	0.5	0.2	(1.0)	(17.4)

Total operating income (loss)	$(3.7)	$1.6	$(62.3)	$(57.2)

     Revenues derived by geographic region are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Revenues:
U.S.	$35.5	$43.7	$106.9	$109.4
Central and South America	14.4	1.4	35.7	17.2
Europe, Middle East and Africa	4.9	4.0	19.6	9.4

Total revenues	$54.8	$49.1	$162.2	$136.0

(6) Line of Credit and Note Payable

     In May 2002, the Company repaid the $33.0 million line of credit outstanding balance and terminated its line of credit agreement.  Additionally, in June 2002, the Company repaid the $0.6 million outstanding note payable balance.

(7) Preferred Stock

     In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with a director and to the brother of the Chairman and Chief Executive Officer of the Company. The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock.  Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock.  If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities.  However, the conversion price may not be decreased to less than $4.17 per share.

     In October 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock for a common stock conversion price of $5.50 per share.  Subject to certain exceptions, the Series A Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company below $5.50 per share would trigger the anti-dilution protection for the Series A Convertible Preferred Stock.  If triggered, this protection would decrease the conversion price of the Series A Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities.  However, the conversion price may not be decreased to less than $3.77 per share.  Since the anti-dilution protection clause of the Series A Convertible Preferred Stock was triggered by the Company’s issuance of Series B Convertible Preferred Stock, the holders of Series A Convertible Preferred Stock are entitled to receive, in the aggregate, an additional 636,300 shares of Common Stock upon future conversion based on a reduction in the Common Stock conversion price from $5.50 to $5.00 per share.

(8) Related Party Transactions

     During 2001 and 2002, the Company’s Latin American subsidiaries, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. (“JFR”) and its related affiliates (collectively, “JFR and affiliates”).  The General Manager of WFI de Mexico is the brother of the Chairman and the Chief Executive Officer of the Company and holds a majority ownership interest in each of these entities. The primary business purpose for transacting business with JFR and affiliates relates to obtaining improved service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during 2001 and 2002 for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. Additionally, during 2001 JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts.  The total net amount owed to JFR as of September 30, 2002 is $1.0 million for services under these related party contracts. The Company believes that the terms under these contracts are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.  At September 30, 2002, except as noted above, there exists no other commitments or guarantees between JFR and affiliates and the Company.

     In April 2001, WFI entered into a Strategic Teaming Agreement with GlobTel Holdings, Ltd. to market telecommunications outsourcing services in the Middle East on a non-exclusive basis. GlobTel is significantly owned by Massih Tayebi, a former Chairman of the Company and brother of Masood K. Tayebi, the current Chairman and Chief Executive Officer of the Company. In August 2001, WFI and GlobTel executed a Master Service Agreement whereby WFI or its designated affiliates would perform telecommunications outsourcing services. In August 2002, WFI Ltd., a wholly-owned subsidiary of the Company, commenced an engagement for GlobTel pursuant to the Master Services Agreement (MSA) entered into in August 2001. The Company received zero and $0.1 million from GlobTel for services provided under this agreement during the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, there were no outstanding trade receivable balances from GlobTel. WFI and GlobTel continue to pursue future opportunities. If GlobTel is successful in securing new customer contracts in the foreseeable future, and WFI is selected to procure services pursuant to such contracts and the MSA, management expects WFI will recognize increased revenue, trade receivable balances and cash activity from GlobTel. The Company believes that the terms under this contract are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services. At September 30, 2002, except as noted above, there exist no other commitments or guarantees between GlobTel and the Company.

     During the second quarter of 2002, an agreement was executed between WFI and the Chief Financial Officer, whereby the repayment terms of the house relocation loan receivable of $0.3 million and related tax payment from the officer will be forgiven over the term of the officer’s future employment with the Company.

     At September 30, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, the Company does not engage in trading activities involving non-exchange traded contracts.  As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Overview

     Wireless Facilities, Inc. offers network engineering, deployment, and network operations and maintenance services to the wireless telecommunications industry.  For the nine months ended September 30, 2001, our design and deployment network management, and business consulting segments contributed to 76%, 20%, and 4% of our revenues, respectively, compared to 76%, 21%, and 3% of our revenues, respectively, for the nine months ended September 30, 2002.  Revenues from our international operations contributed 34% and 20% of our total revenues for the nine months ended September 30, 2001 and 2002, respectively.

     Revenues from deployment projects are generated primarily from fixed price contracts which are recognized using the percentage-of-completion method. Under the percentage-of-completion method of accounting, cost of revenues on each project are recognized as they are incurred, and revenues are recognized based on a comparison of the current costs incurred for the project to date compared to the then estimated total costs of the project from start to completion. Accordingly, revenue recognized in a given period depends on the total actual costs incurred on each individual project and the current estimate of the total costs to complete a project, determined at that given time. As a result, gross margins for any single project may fluctuate as total project cost estimates are revised on a periodic basis as deemed necessary. The full amount of an estimated loss is charged to operations in the period that it is determined a loss will be realized from the performance of a contract. Engineering contracts are primarily offered on a time and expense basis, and revenues are recognized as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we also recognize revenue as services are performed.

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

     Selling, general and administrative expenses include compensation and benefits, costs associated with underutilization, computer software and equipment that do not meet the criteria for capitalization, net facilities expenses and other expenses not directly related to projects.

     During 2001 and continuing through the third quarter of 2002, tightened capital markets constrained the growth of the wireless telecommunications industry, resulting in delays and changes to scopes of work for the build-outs of wireless communications networks. If build-outs and deployments of wireless communications networks continue to be delayed for a sustained period of time, the demand for our services and the prices that we are able to charge for our services may decline, which would result in a decline in our revenues, gross margins and results from operations. However, despite the continuing economic challenges within the industry, our domestic operations experienced improved financial results as a result of certain significant contracts that were executed in early 2002, offset by weakened gross margins in our Latin America subsidiaries during the three months ended September 30, 2002, due to continued volatile economic and weakened industry conditions in this region.

     Additionally, although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

     Under our new business model and internal cost structure implemented during the first quarter of 2002, we have a reduced work force and flexibility over our ongoing costs, thus allowing for improved management of underutilization costs and better alignment of such costs with fluctuations in our future revenues. The Company has begun to realize the benefits from these cost reduction programs and will continue to pursue further strategies to improve its financial performance.

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2002

     Revenues. Revenues decreased 10% from $54.8 million for the three months ended September 30, 2001 to $49.1 million for the three months ended September 30, 2002. The $5.7 million decrease resulted primarily from a decline in operations in our Latin America markets resulting from a lack of additional new projects and contractions in scope of work with certain existing customers in the region. During the three months ended September 30, 2002, the international markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers.

     Cost of Revenues. Cost of revenues for three months ended September 30, 2001 were $37.0 million compared to $37.2 million for the three months ended September 30, 2002.  Gross profit was 32% of revenues for the three months ended September 30, 2001 compared to 24% for the three months ended September 30, 2002. The decrease in gross profit reflects the continuation of strong industry pricing pressures, especially affecting certain domestic fixed price work, and the Latin America operations where time delays and changes to scopes of work have created additional costs with disproportionate incremental revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 46% from $15.9 million for the three months ended September 30, 2001 to $8.6 million for the three months ended September 30, 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 29% for the three months ended September 30, 2001 to 18% for the three months ended September 30, 2002.  The decrease reflects a reduction in staffing levels by 18%, or approximately 300 employees (from September 30, 2001), and related personnel costs. Various cost reduction and savings initiatives, including the adoption of a variable cost model in the first quarter of 2002, resulted in lower administrative expenses.  Approximately $1.7 million of the decrease relates to a net reduction to bad debt expense during the third quarter ended September 30, 2002 resulting from net proceeds received from the settlement of a claim with Metricom, Inc. whereby the entire rights to the claim was sold to a consortium of bankruptcy claims brokers. Furthermore, approximately $0.5 million has been offset against office lease payments for the three months ended September 30, 2002 as a result of the systematic, straight-line depletion of the accrual for unused office space that was recorded in the first quarter of 2002.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased 70% from $5.6 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002. Approximately $2.9 million of the decline is primarily due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” whereby amortization of goodwill and intangible assets with indefinite lives ceased effective January 1, 2002.  Additionally, the decrease reflects the elimination of amortization for certain finite life intangible assets in our EMEA operations (Questus and Telia Contracting operating segments, which are referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) which were deemed impaired and fully written off effective March 31, 2002.

     Other Income (Expense), Net. For the three months ended September 30, 2001, net other expense was $0.2 million as compared to net other income of $0.9 million for the three months ended September 30, 2002. This $1.1 million positive change is attributable to lower interest expense of $0.8 million resulting from the payoff of our line of credit and other debt balances during the second quarter 2002 and higher interest income of $0.4 million, resulting from higher cash balances during 2002, offset by $0.1 million of lower net other income.

     Provision for Income Taxes. Our effective income tax rate changed from a 26% benefit during the third quarter of 2001 to zero during the third quarter of 2002.  The change is based upon a revision of projections regarding future taxable income.  For the third quarter of 2002, no provision was recorded as a result of the Company’s expected ability to utilize existing deferred tax assets which resulted primarily from prior period net operating losses.

Comparison of Results for the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2002

     Revenues. Revenues decreased 16% from $162.2 million for the nine months ended September 30, 2001 to $136.0 million for the nine months ended September 30, 2002. The $26.2 million decrease was primarily attributable to a lack of significant capital expansion or the suspension of existing projects by certain telecommunication carriers specifically in the Latin America region. Revenues from international markets declined from 34% to 20% of our total revenues during the nine months ended September 30, 2001 and 2002, respectively.  Domestic revenues for the nine months ended September 30, 2002 reflect a net increase of $2.5 million compared to the nine months ended September 30, 2001. Despite the loss of certain significant customers during mid-year 2001, this was substantially replaced by our ability to execute certain significant contracts during early 2002, such as our subcontract agreement with Bechtel Corporation.

     Cost of Revenues. Cost of revenues decreased 7% from $108.6 million for the nine months ended September 30, 2001 to $101.4 million for the nine months ended September 30, 2002 primarily due to the generally lower revenues compared to the same period in 2001 and the cancellation of work with certain significant customers which created higher costs due to demobilization costs and downsizing of billable staff in the second half of 2001.  This decrease, however, is also offset by higher costs incurred on projects, particularly in our Latin America operations where client imposed delays and changes to scopes of work have caused a shift in utilization of billable staff efforts. Gross margin was 33% of revenues for the nine months ended September 30, 2001, compared to 25% for the nine months ended September 30, 2002. The decrease in gross profit is due primarily to the continuation of strong industry pricing pressures, especially affecting certain domestic fixed price work, and the Latin America operations where time delays and changes to scopes of work have created additional costs with disproportionate incremental revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 25% from $86.5 million for the nine months ended September 30, 2001 to $64.7 million for the nine months ended September 30, 2002. There were certain significant charges recorded during the first nine months of 2001, such as bad debt expense of $21.2 million related to receivables from certain customers who filed for bankruptcy in 2001, an accrual for estimated loss on unused office space of $1.4 million and a $2.2 million charge for estimated contractor liability in our Mexico subsidiary. During the first quarter of 2002, significant charges including $10.0 million for bad debt expense, $10.0 million for estimated loss on unused office space, $2.8 million for certain employee compensation and severance costs and other general and administrative charges accumulating to $5.2 million were also recorded. Excluding these charges, selling, general and administrative expenses for the nine months ended September 30, 2001 and 2002 would have been $61.7 million and $36.7 million, respectively.  The resulting decrease of 41%, excluding these significant charges, reflects a reduction in staffing levels by 18%, or approximately 300 employees  (from September 30, 2001), and related personnel costs and significantly lower administrative expenses as a result of various cost reduction and savings initiatives, including the adoption of a variable cost model in the first quarter of 2002. Additionally, approximately $1.0 million has been offset against office lease payments for the nine months ended September 30, 2002 as a result of the systematic, straight-line depletion of the accrual for unused office space that was recorded in the first quarter of 2002.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased 64% from $16.5 million for the nine months ended September 30, 2001 to $6.0 million for the nine months ended September 30, 2002.  Approximately $7.6 million of the decline is primarily due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” whereby amortization of goodwill and intangible assets with indefinite lives ceased effective January 1, 2002. Additionally, the decrease reflects the elimination of amortization for certain finite life intangible assets in our EMEA operations (Questus and Telia Contracting operating segments) which were deemed impaired and written off at March 31, 2002.

     Asset Impairment Charges. For the nine months ended September 30, 2001, asset impairment charges were $12.9 million, compared to $21.1 million for the nine months ended September 30, 2002. The slowdown in the economy, existing economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation by the Company of its goodwill and other intangible assets during the second quarter of 2001 and again during the first quarter of 2002. Based on the Company’s analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that an impairment of certain long-lived assets existed.  Accordingly, the Company recorded impairment charges of $12.9 and $21.1 in the second quarter of 2001 and the first quarter of 2002, respectively.  The impairment charges were determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows.   The impairment charge in 2002 did not result from the SFAS 142 transitional impairment test, but was a result of a triggering event identified during the first quarter of 2002.

     Other Income (Expense), Net. For the nine months ended September 30, 2001, net other expense was $4.8 million compared $0.3 million net other income for the nine months ended September 30, 2002. This $5.1 million positive change was attributable to lower interest expense of $1.0 million resulting from the reduction of outstanding debt, higher interest income of $0.6 million due to the higher cash balances in 2002, net foreign currency gains of $3.0 million in 2002 due to higher international activity combined with the effects of foreign currency fluctuations during these periods, a realized loss in 2001 on available-for-sale investment securities of $1.0 million which did not repeat in 2002, offset by $0.5 million of lower net other income.

     Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2001 represented a 26% income tax benefit compared to an 18% income tax expense for the nine months ended September 30, 2002. The tax provision of $10.1 million for the nine months ended September 30, 2002 reflects an increase to the valuation allowance on deferred tax assets based upon expected deferred asset recoverability resulting from a downward revision to the projections of future taxable income assessed in early 2002.  The increase in the valuation allowance applies to U.S. (federal and state) and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

Liquidity and Capital Resources

     Our sources of cash liquidity included cash and cash equivalents, cash from operations and other external sources of funds.  As of September 30, 2002, we had cash of $83.0 million.   On May 31, 2002, our $33.0 million outstanding line of credit balance was paid in full and we terminated our line of credit agreement.

     Cash from operations is primarily derived from our customer contracts in progress and changes in working capital. Cash provided by operations was $0.4 million and $18.4 million for the nine months ended September 30, 2001 and 2002, respectively.

     Cash used in investing activities was $4.3 million and $3.0 million for the nine months ended September 30, 2001 and 2002, respectively.  Investing activities for the nine months ended September 30, 2001 and 2002 consisted of capital expenditures.

     Cash used in financing activities for the nine months ended September 30, 2001 was $2.1 million, which consisted primarily of net repayment of borrowings under the line of credit, repayments of notes payable and capital lease obligations partially offset by proceeds from the issuance of common stock. Cash provided by financing activities was $8.6 million for the nine months ended September 30, 2002. Financing activities for this period consisted primarily of net proceeds from the issuance of Series B Convertible Preferred Stock totaling $44.9 million and proceeds from the issuance of common stock of $2.1 million from exercises of employee stock options and purchases under the Company’s employee stock purchase plan, offset by the $33.0 million repayment of the remaining outstanding balance of the line of credit, a $0.6 million repayment of an outstanding note payable and the $4.8 million payments of capital lease obligations.

     As discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are outside of our control.  Following the receipt of $44.9 million in net proceeds from the sale of Series B Convertible Preferred Stock, we repaid and terminated our line of credit agreement in order to reduce interest expense and related commitment fees. If the downturn in the telecommunications industry continues or if we are unable to sufficiently increase our revenues and/or further reduce our expenses, we may experience a negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

     Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases which are currently expected to be paid through existing and future cash flows from operations. Aside from these normal business operating expenses, future capital expenditures will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. We continuously evaluate and leverage the latest technology relative to electronic equipment and software used in our business operations.  Additional capital expenditures may be required as deemed necessary, in order to stay competitive with our resources and effectively service our customers.

     We believe that our cash and cash equivalent balances will be sufficient to satisfy cash requirements for the next twelve months. We are focused on preserving and improving cash by continuously monitoring expenses, identifying effective cost savings programs and effectively managing our accounts receivable collection efforts.

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

     Revenue recognition. We derive our revenue primarily from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized on the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Significant management judgments and estimates, including the estimated costs to complete projects, which drives the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. In addition, many of our contracts include milestone billings. If a contract is terminated or reduced in scope prior to a milestone billing, we may not be able to recover the full amount of revenue recognized, which would result in a reduction of revenue and gross margin in the respective period.

     Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to the Company. Management determines the adequacy of this allowance by periodically evaluating individual customer accounts receivable balances considering the customer’s current financial situation as well as the existing industry and economic conditions. If the future financial condition of our customers were to further deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.

     Valuation of long-lived and intangible assets and goodwill. We have recorded significant amounts of goodwill and finite life and indefinite life intangible assets resulting from the acquisitions we have completed over the prior periods. Management assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, but at a minimum on an annual basis. Factors we consider relevant which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets, and goodwill was $64.2 million as of September 30, 2002.

     On January 1, 2002, SFAS No. 142 became effective and as a result, we ceased amortization of goodwill and indefinite lived intangible assets.  Through December 31, 2001, goodwill was amortized on a straight-line basis over lives ranging from 5 to 20 years, and intangibles were amortized on a straight-line basis over lives ranging from 2 to 5 years. In lieu of amortization, we are required to perform an initial impairment review of our goodwill and intangible assets with indefinite lives in 2002 and an annual impairment review thereafter. The first step of the goodwill impairment test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management.  Management believes that the assumptions made for these analyses are reasonable and consistent. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment.  Consequently, the second step of the impairment test was not required.  If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

     As of September 30, 2002, management has not identified any additional triggering event(s) that would deem the current carrying value of goodwill and other indefinite life intangible assets to have additional impairment.  As set forth in SFAS 142, the Company will formally document and measure the carrying value of all related goodwill, finite and indefinite life intangible assets on an annual basis.  The Company will complete this analysis during the fourth quarter of 2002, in accordance with the provisions of SFAS 142.

     Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we conduct business. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are netted and included within our consolidated balance sheet. We must then assess the probability that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not probable, a valuation allowance is established to mitigate such risk resulting in a related provision for income taxes during the period in which this is determined. If we are required to further increase the valuation allowance in the future, it could have an adverse impact on our results of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $27.0 million as of September 30, 2002, due to uncertainties related to our ability to utilize certain deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Net deferred tax liabilities as of September 30, 2002 were $1.6 million comprising deferred tax assets of $38.9 million, valuation allowance of $27.0 million and deferred tax liability of $13.5 million.

     Accrual for partial self insurance. The Company maintains an accrual for its health and workers compensation self-insurance, which is a component of accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and trends and average lag period in which claims are paid. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.  The Company also carries stop-loss insurance that provides coverage limiting its total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies.

     Contingencies and litigation. The Company is subject to various claims and legal actions in the ordinary course of our business. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such assessments against the Company, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary. See Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q regarding our assessment of the probability of current and future adverse effects on the Company.

Related Party Transactions

     In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with a director and to the brother of the Chairman and Chief Executive Officer of the Company. The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock.  Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock.  If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities.  However, the conversion price may not be decreased to less than $4.17 per share.

     In October 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock for a common stock conversion price of $5.50 per share.  Subject to certain exceptions, the Series A Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company below $5.50 per share would trigger the anti-dilution protection for the Series A Convertible Preferred Stock.  If triggered, this protection would decrease the conversion price of the Series A Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities.  However, the conversion price may not be decreased to less than $3.77 per share.  Since the anti-dilution protection clause of the Series A Convertible Preferred Stock was triggered by the Company’s issuance of Series B Convertible Preferred Stock, the holders of Series A Convertible Preferred Stock are entitled to receive, in the aggregate, an additional 636,300 shares of Common Stock upon future conversion based on a reduction in the Common Stock conversion price from $5.50 to $5.00 per share.

     During 2001 and 2002, the Company’s Latin American subsidiaries, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. (“JFR”) and its related affiliates (collectively, “JFR and affiliates”).  The General Manager of WFI de Mexico is the brother of the Chairman and the Chief Executive Officer of the Company and holds a majority ownership interest in each of these entities. The primary business purpose for transacting business with JFR and affiliates relates to obtaining improved service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during 2001 and 2002 for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. Additionally, during 2001 JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts.  The total net amount owed to JFR as of September 30, 2002 is $1.0 million for services under these related party contracts. The Company believes that the terms under these contracts are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services.  At September 30, 2002, except as noted above, there exists no other commitments or guarantees between JFR and affiliates and the Company.

    In April 2001, WFI entered into a Strategic Teaming Agreement with GlobTel Holdings, Ltd. to market telecommunications outsourcing services in the Middle East on a non-exclusive basis. GlobTel is significantly owned by Massih Tayebi, a former Chairman of the Company and brother of Masood K. Tayebi, the current Chairman and Chief Executive Officer of the Company. In August 2001, WFI and GlobTel executed a Master Service Agreement whereby WFI or its designated affiliates would perform telecommunications outsourcing services. In August 2002, WFI Ltd., a wholly-owned subsidiary of the Company, commenced an engagement for GlobTel pursuant to the Master Services Agreement (MSA) entered into in August 2001. The Company received zero and $0.1 million from GlobTel for services provided under this agreement during the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, there were no outstanding trade receivable balances from GlobTel. WFI and GlobTel continue to pursue future opportunities. If GlobTel is successful in securing new customer contracts in the foreseeable future, and WFI is selected to procure services pursuant to such contracts and the MSA, management expects WFI will recognize increased revenue, trade receivable balances and cash activity from GlobTel. The Company believes that the terms under this contract are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services. At September 30, 2002, except as noted above, there exist no other commitments or guarantees between GlobTel and the Company.

2002, respectively.  As of September 30, 2002, there were no outstanding trade receivable balances from GlobTel. WFI and GlobTel continue to seek future opportunities in the region. If GlobTel is successful in securing new customer contracts in the foreseeable future, and WFI is selected to procure services under its Master Services Agreement, management expects WFI will recognize increased revenue, trade receivable and cash activity from GlobTel. The Company believes that the terms under this contract are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services. At September 30, 2002, except as noted above, there exist no other commitments or guarantees between GlobTel and the Company.

     During the second quarter of 2002, an agreement was executed between WFI and the Chief Financial Officer, whereby the repayment terms of the house relocation loan receivable of $0.3 million and related tax payment from the officer will be forgiven over the term of the officer’s future employment with the Company.

     At September 30, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, the Company does not engage in trading activities involving non-exchange traded contracts.  As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

     In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 31, 2002.  It is not anticipated that the financial impact of this statement will have a material effect on the Company’s consolidated financial statements.

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

     During the first quarter of 2002, we implemented a new business model in order to enhance flexibility related to our overall ongoing cost structure.  Under our new business model, we reduced our workforce in order to further minimize underutilization costs and better align such costs with the fluctuations in our future revenues.  We plan to hire additional staff as “project-based associate employees” when the need arises under large contracts. The lack of history with managing this new model combined with continued uncertainty in the business environment may result in inefficiencies.

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

     During 2001 and through the first quarter ended March 31, 2002, we experienced a negative impact to our cumulative earnings and stock price. Although we have recently generated positive earnings during the second and third quarters of 2002, we may incur losses for the foreseeable future due to the uncertainty in wireless telecommunications infrastructure spending.  As a result of the continued lack of improvement and volatility in the financial markets, some of our customers have cancelled or suspended their contracts with us and many of our customers and potential customers have postponed entering into new contracts for our services and or have asked for price concessions. The reduction in the availability of capital due to the downturn has also delayed the completion of mergers contemplated by some of our customers, which has resulted in project delays. In addition, unfavorable economic conditions are causing some of our customers to take longer to pay us for services we perform, increasing the average number of days that certain of our receivables are outstanding. Also due to the difficult financing and economic conditions, some of our customers may not be able to pay us for services that we have already performed.  If we are not able to collect amounts due to us, we may be required to write off significant amounts of our accounts receivable. For example, we recognized bad debt expense of $3.5 million during the first quarter of fiscal 2001 due to Advanced Radio Telecom’s filing for bankruptcy protection and we recognized bad debt expense of $13.9 million for the entire Metricom, Inc. receivable due to Metricom’s filing for bankruptcy protection and $1.3 million for US Wireless due to US Wireless’ filing for bankruptcy protection during the second quarter of 2001. Additionally, during 2002 we increased our allowance for doubtful accounts by $10.0 million, $1.9 million and $0.2 million during the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively, for estimated potential future losses based on the financial condition of certain customers and our ongoing assessment of the current economic conditions. A significant portion of these allowances relates to estimates for trade receivable balances in Latin America due to the ongoing economic volatility in this region and associated risk to the Company. During the third quarter ended September 30, 2002, the Company settled its outstanding claim with Metricom, Inc. and subsequently sold its entire rights to the Metricom claim to a consortium of bankruptcy claims brokers. The Company received net proceeds of $1.7 million resulting in a net reduction to bad debt expense during the third quarter ended September 30, 2002. As a result of the settlement, the entire trade receivable balance was written off against the corresponding allowance for doubtful accounts during the third quarter ended September 30, 2002.

     Because we are not able to reduce certain of our costs as fast as our revenues may decline, our costs as a percentage of revenues may increase and, correspondingly, our net earnings may decline disproportionately to any decrease in revenues.   During the first quarter of 2002, we changed our business model and internal cost structure to allow our billable and certain support personnel staff and related expenses to change with various levels of revenue. We have incurred certain charges associated with efforts to minimize our expenses, such as severance costs to reduce headcount and loss on unused office space.  As a result of these and other factors, it has become extremely difficult to forecast our future revenues and earnings, and any predictions we make are subject to significant revisions and are very uncertain.

Our success is dependent on the growth in the deployment of wireless networks, and to the extent that such growth continues to slow our business may be harmed.

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

Our revenues will be negatively impacted if delays in the deployment of new wireless networks continue.

     A significant portion of our revenues is generated from new licensees seeking to deploy their networks. To date, the pace of network deployment has sometimes been slower than expected, due in part to difficulty experienced by holders of licenses in raising the necessary financing, and there can be no assurance that future bidders for licenses will not experience similar difficulties. In addition, uncertainties regarding the availability and allocation of spectrum have caused delays in network deployment both in the Unites States and internationally. There has also been substantial regulatory uncertainty regarding payments owed to the United States government by past successful wireless bidders, and such uncertainty has also delayed network deployments. In addition, factors adversely affecting the demand for wireless services, such as allegations of health risks associated with the use of mobile phones, could slow or delay the deployment of wireless networks. These factors, as well as delays in granting the use of spectrum, legal decisions and future legislation regulations may continue to slow or delay the deployment of wireless networks, which in turn, could harm our business.

If our customers do not receive sufficient financing, our business may be seriously harmed.

     Some of our customers and potential customers rely upon outside financing to pay the considerable costs of deploying their networks. If these companies fail to receive adequate financing or experience delays in receiving financing, particularly after we have begun working with them, our results of operations may be harmed. Even customers and potential customers that have adequate financing have delayed and may continue to delay deploying or upgrading their networks as they prioritize or ration their capital resources. In addition, to the extent our customers continue to experience capital constraints, they could continue to place pressure on us to lower the prices we charge for our services, and they may be inclined to choose the services of our competitors to the extent our competitors are willing and able to provide project financing. If competitive pressures force us to continue to make price concessions or otherwise reduce prices for our services, then our revenues and margins will decline and our results of operations would be harmed.

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

     Recently, the wireless telecommunications industry has been characterized by significant consolidation activity. This  consolidation and the potential continuing trend towards future consolidation within the wireless telecommunication industry may lead to a greater ability among equipment vendors and carriers to provide a comprehensive range of network services, and may simplify integration and installation, which could lead to a reduction in demand for our services. Moreover, the consolidation of equipment vendors or carriers could have the effect of reducing the number of our current or potential customers, which could increase the bargaining power of our remaining customers. This potential increase in bargaining power could create competitive pressures whereby a particular customer may request our exclusivity with them in a particular market and put downward pressure on the prices we charge for our services. Accordingly, we may not be able to represent some customers who wish to retain our services.

We may not be able to hire and retain a sufficient number of qualified engineers or other employees to meet our contract commitments or maintain the quality of our services.

     Our future success will depend on our ability to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such personnel is intense, especially for engineers and project managers, and we may be unable to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services in the future. In addition, as of September 30, 2002, approximately 170, or 17% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued interim final regulations that place greater requirements on H-1B dependent companies, such as WFI, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, these regulations expose us to significant penalties, including a prohibition on the hiring of H-1B workers, if the Department of Labor deems us noncompliant.

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

     A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-

completion basis. The portion of our revenue from fixed price contracts accounted for approximately 49% of our revenues for the nine months ended September 30, 2002. With the percentage-of-completion method for revenue recognition, we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to date to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If, in any period, we significantly increase our estimate of the total costs to complete a project, we may recognize little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our financial results.

     A cancellation or modification of a fixed price contract which is accounted for on a percentage-of-completion basis may adversely affect our gross margins for the period in which the contract is modified or cancelled.  Under certain circumstances, this cancellation or modification could also result in having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made.  For example, assume we have a three-year fixed price contract with a total contract fee of $1 million and the initial estimated costs associated with the contract are $550,000. Also assume during the first year, we incur $220,000 in actual costs (40% of the initial estimated costs) related to the contract. Consequently, under the percentage-of-completion accounting method, we would recognize 40% or $400,000 in revenue during the first year of the contract. If during the second year of the contract revised estimates at that time indicate the project is 35% complete, then the total revenue for the project would be adjusted downward to $350,000. The revenue adjustment during the second year would be the revised total revenue earned to date ($350,000) less the revenue previously recognized ($400,000), resulting in a reversal of $50,000 of revenue. To the extent we experience additional adjustments such as those described above, our revenues and gross margins will be adversely affected.

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

     We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom and Sweden. For the nine months ended September 30, 2002, international operations accounted for approximately 20% of our total revenues. We believe that the percentage of our total revenues attributable to international operations will continue to be significant. We intend to enter additional international markets, which will require significant management time and financial resources and could adversely affect our operating margins and earnings. In order to enter these new international markets, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets will be limited, and our business could be harmed.

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

     The majority of our international sales are currently denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian real and Mexican peso. In addition, we conduct business in Swedish krona, British pound sterling, and Euro. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

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

As of September 30, 2002, executive officers and directors and their affiliates controlled 55% of our outstanding common stock (including the shares of common stock into which the shares of Series A and Series B Convertible Preferred Stock may be converted), and as a result are able to exercise control over matters requiring stockholder approval.

     As of September 30, 2002, executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 55% of our outstanding common stock, after giving effect to the conversion of Series A and Series B Convertible Preferred Stock.  In particular, our former Chairman, Massih Tayebi, and our current Chairman and Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. In addition, other members of the Tayebi family owned, in the aggregate, approximately 7% of our outstanding common stock. The remaining 18% is beneficially owned by certain other officers and directors of the Company and their affiliates as of September 30, 2002.  As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions, which include preventing a third-party from acquiring control over us. These transactions may also include those that other stockholders deem to be in their best interests and in which those other stockholders might otherwise receive a premium for their shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of September 30, 2002, our Mexican subsidiary was in an average net asset position of approximately $18.7 million while our Brazilian and European subsidiaries were in average net monetary liability positions of approximately $5.0 million and $9.0 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at September 30, 2002 were approximately $1.9 million, $0.5 million and $0.9 million for the Mexico, Brazil and European subsidiaries, respectively.

     In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately zero and $1.7 million for the three and nine months ended September 30, 2002, respectively. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

     Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

     On May 31, 2002, the Company repaid its $33.0 million line of credit outstanding balance and terminated its line of credit agreement.  Cash and cash equivalents as of September 30, 2002 were $83.0 million and are primarily invested in money market interest bearing accounts.  The effect of a hypothetical 10% adverse change in the average interest rate on our debt for the three and nine months ended September 30, 2002 would have been zero and $0.1 million, on net income and net loss, respectively.  A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had a zero and $0.1 million effect on net income or loss for the three and nine months ended September 30, 2002, respectively.  We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Metricom, Inc., which initiated Chapter 11 bankruptcy proceedings in 2001, filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $1,416,240. During the third quarter ended September 30, 2002, the bankruptcy court approved the settlement between the Company and Metricom, Inc., whereby the Company repaid $250,000.  Reference is made to the description of this proceeding set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 Bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover an alleged preference payments in the amount of $737,529.  In a related matter ART has filled a partial objection to the Company’s proof of claim.  The Company has received a settlement offer whereby the suit would be dismissed in exchange for a settlement of the claim amount.  The Company is currently evaluating this proposal.  At this time, the Company believes the outcome of this claim will not have a materially adverse affect on the Company.   Reference is made to the description of this proceeding set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company’s common stock at various times on or after November 4, 1999. The complaints allege that the registration statement and prospectus dated November 4, 1999, issued by the Company in connection with the public offering of the Company’s common stock, contained untrue statements of material fact or omissions of material fact in violation of securities laws because the registration statement and prospectus allegedly failed to disclose that the offering’s underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket. The complaints seek unspecified monetary damages and other relief. On August 8, 2001, the above-referenced lawsuits were consolidated for pretrial purposes with similar lawsuits filed against hundreds of other initial public offering issuers and their underwriters in the Southern District of New York (the consolidated proceeding is designated as “In re IPO Securities Litigation”). An initial case management conference was held on September 7, 2001 for In re IPO Securities Litigation, at which time the Court ordered that the time for all defendants to respond to any complaint be postponed until further notice of the Court.

     On April 19, 2002, the plaintiffs filed a new, amended complaint that consolidated their previously filed complaints against the Company and certain of its officers and directors.  On July 15, 2002, a joint motion to dismiss was filed on behalf of all the issuers and their officers and directors in In re IPO Securities Litigation (including the Company and its officers and directors).  On October 9, 2002, the Court signed Stipulations and Orders of Dismissal which dismissed each of the Company’s individual officers and directors from the action, without prejudice.  The Company remains a defendant in In re IPO Securities Litigation.  The Court heard  the joint motion to dismiss on November 1, 2002, but a decision on the motion is not expected until late 2002 or early 2003.  The Company believes this litigation is without merit and intends to vigorously defend against it. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a materially adverse effect on the Company.  Reference is made to the description of this proceeding set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Item 6. Exhibits and Reports on Form 8-K:

       (a). Exhibits:

10.1	Offer of Employment Letter, dated as of August 4, 2002, between the Company and Gregory M. Jacobsen.

99.1	Periodic Report Certification by Chief Executive Officer and Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

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

Dan Stokely Vice President, Corporate Controller and Chief Accounting Officer

Date: November 13, 2002

CERTIFICATIONS

I, Masood Tayebi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wireless Facilities, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ MASOOD K. TAYEBI, Ph.D.

Masood K. Tayebi, Ph.D. Chief Executive Officer

CERTIFICATIONS (Continued)

I, Terry Ashwill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wireless Facilities, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ TERRY ASHWILL

Terry Ashwill Chief Financial Officer