Form 10-K
period 2002-12-27
WIRELESS FACILITIES INC
filed 2003-03-21
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

Wireless Facilities, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4810 Eastgate Mall
San Diego, CA 92121
(858) 228-2000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.001

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒	No ☐

          The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates as of the last business day of most recently completed second fiscal quarter (June 28, 2002) was approximately $102.9 million, based on the closing sale price on the NASDAQ market exchange on that date.*

          The number of shares outstanding of the Registrant’s Common Stock was 49,502,110 as of March 17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of Registrant’s proxy statement for the annual meeting to be held on June 19, 2003 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year ended December 27, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

          *Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 5% of the Common Stock outstanding at June 28, 2002.

WIRELESS FACILITIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2002

PART I

Item 1.   Business

          This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

          Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wfinet.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

          We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Description of the Business

General

          Wireless Facilities, Inc. is an independent provider of outsourced services for the wireless communications industry. We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998. We consummated our initial public offering on November 5, 1999.

          The principal services we provide include, but are not limited to, project planning, design, deployment and the overall management of wireless telecommunications networks. This work primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. As part of our strategy, we are technology and vendor independent. We believe that this aligns our goals with those of our customers and enables us to objectively evaluate and recommend specific products or technologies. We provide network design and deployment services to wireless carriers including, but not limited to, (in alphabetical order) AT&T Wireless, Cingular, Sprint, T-Mobile, Telcel, Verizon and equipment vendors such as Ericsson, Nortel and Siemens. We also provide services to Bechtel Corporation, a global engineering and project management company. In turn, Bechtel Corporation provides services to both wireless carriers and equipment manufacturers.

          Our services are principally designed to improve our customers’ competitive position through the planning, design and deployment and management of their networks. We have internally developed a methodology of planning and deploying wireless networks that allows us to deliver reliable and scalable network solutions. We offer our services primarily on a fixed-price basis with scheduled deadlines for completion times, that is, on a time-certain basis. We believe this enables our customers to improve their ability to forecast the costs and timing of network deployment and management. This allows our customers to increase their focus on internal core competencies and rely on us for planning, designing, deploying and managing their networks.

          Our operations are primarily in the United States.  In addition, we have ongoing projects in countries within Europe, Middle East, Africa (collectively, “EMEA”) and Latin America. Additionally, in 2002 we commenced operations in the Peoples Republic of China. Approximately 17% of our revenues for the twelve months ended December 31, 2002, were derived from international operations. Since our public offering, we have expanded our business primarily through the acquisition of companies.  Through our acquisition of a 16.67% interest in the operations of Diverse Networks, Inc. in May 2000, we enhanced our network management services as well as developed industry relationships for various post-deployment services.  Our acquisition of Questus, Ltd. in August 2000, expanded our offering of both consulting and development services.  In addition, our acquisition of Telia Contracting AB and Telia Academy AB in October and December 2000, respectively, allowed us to become a global provider of network management training and consulting services to the global telecommunications industry.

Fiscal Calendar

          We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years.  Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years will consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2002 fiscal year ended on December 27, 2002, but we present our 2002 fiscal year as ending on December 31, 2002.

Industry Background

          Wireless networks are telecom systems built using highly specialized radio equipment. The implementation of a wireless network involves several project phases, including planning, design and deployment. During the planning phase, decisions are made about competitive profile, equipment type and configuration and placement. These decisions are based on a number of considerations, including phone subscriber profiles, ad target markets, forecasts of call usage, financial modeling and forecasting and radio engineering analysis. The design phase follows, and involves the coordinated efforts of radio engineers, site development professionals and other technical disciplines. Potential equipment sites are identified, based on a range of variables including radio propagation characteristics, economics, site access, and construction feasibility.

          Once a network design has been accepted, land or building rooftops must be bought or leased for towers or telecom equipment, including radio base stations, antennas and supporting electronics. This site development phase requires input from a number of specialists, including real estate, land use and legal professionals who work with local jurisdictions to secure any necessary land use, zoning and related construction permits. Next, construction and equipment installation must be performed. Finally, radio frequency engineers commission the new radio equipment, test it, integrate it with existing networks and calibrate the components to optimize performance.

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

Changes in the Wireless Telecom Industry

          Wireless carriers are under pressure to continuously upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for ubiquitous wireless service. The demand for wireless Internet access and other data services, has created the need to adopt new technologies such as those embodied in the nearer-term 2.5G and emerging third-generation (3G) standards. High-speed fiber networks are being coupled with mobile broadband wireless technologies to deliver enhanced telecom capabilities and features to new customers and markets. During 2001 and 2002, a weakened world economy and tightened capital markets constrained the growth of the wireless telecommunications industry, resulting in significant delays associated with certain buildouts within the wireless communications networks.

          As carriers deploy their wireless networks, they face significant competition. Through privatization in the 1980s, domestic and international deregulation in the 1990s, and more recently, constrained capital markets, the competitive landscape has changed for wireless carriers. For carriers to differentiate themselves and remain competitive in this new environment, we believe they will need to continue upgrading networks to:

•	provide seamless nationwide coverage and avoid expensive roaming costs;

•	offer enhanced services, such as one rate plans, caller ID, text messaging and emergency 911 locator services;

•	implement third-generation (3G) network standards to deliver higher speed wireless data services, including Internet access and two-way e-mail; and

•	continuously challenge wireline services to attract and gain more wireless service customers.

          Many established carriers have stopped or deferred the build-out of their networks in the current uncertain markets for capital and telecommunication services. As a result, and notwithstanding long-term growth projections for the wireless industry, the near-term outlook for the deployment of wireless networks remains uncertain. See the section “Risks Related to Our Business” in Item 1 of this Annual Report on Form 10-K.

Challenges for Wireless Carriers and Equipment Vendors

          Due to this increasingly competitive environment, carriers are focused on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better quality, faster data transmission and lower prices. It has also created an environment where speed to market is an important component of a wireless carrier’s success. Carriers are also faced with the challenge of managing increasingly complex networks and technologies. For example, the introduction of wireless Internet technologies and the growth in higher speed mobile wireless services requiring the transmission of large amounts of data creates additional new technological hurdles for carriers establishing or upgrading their networks. In this dynamic environment, customer acquisition and retention are key determinants of success. In our experience, this has required carriers to increasingly prioritize their resources and focus on revenue generating activities by outsourcing functions outside their core competencies.

          The changing environment is also placing significant operational challenges on carriers. Carriers must make decisions about which geographic markets to serve and which services and technologies to offer. Declining prices per minute and per subscriber are slowing revenue growth, which constrains carrier capital resources and necessitates more efficient network planning and deployment.  Staffing challenges and process implementations can present cost uncertainties and operational challenges for carriers to deploy and manage their networks. The technical complexity of wireless networks is increasing as the concurrent management of analog, legacy digital and next generation technologies evolves. Additionally, networks are being deployed with equipment from unrelated vendors, posing system integration challenges. This situation is exacerbated by the potential for further consolidation within the industry.  While consolidation creates opportunities for new technology platforms and allows business models and data solutions to form new nationwide networks, this often entails operational challenges for carriers to effectively integrate their distinct networks and can create a deferral to certain capital spending.

          Equipment vendors are also facing numerous challenges as they develop new generations of equipment with increased features and functionality. Vendors traditionally provide equipment and related services that can be deployed within a carrier’s existing network and integrate with equipment offered by other vendors. As a result of the rapid pace of technological change, we believe that equipment vendors have increasingly focused on offering competitive product solutions and outsourced services such as network design, deployment and management. During 2001 and 2002, equipment manufacturers experienced substantial downsizing as a result of tight capital markets and reduced carrier infrastructure investments. In an effort to continue to provide the full range of services required to implement their equipment, we believe manufacturers will increasingly turn to outsourcing for these technical services that reside outside their core competencies.

The Need for Outsourcing

          We believe that carriers, equipment vendors and related engineering and project management companies are outsourcing a portion or an all-inclusive level of network planning, design and deployment and project management functions in order to focus on their core competencies, reduce their infrastructure costs and, hence, improve their competitive advantage. We believe wireless carriers and equipment vendors who are seeking outsourcing are looking for service providers who:

•	accommodate larger-scale, domestic and international design and deployment projects through sufficient numbers of highly skilled and experienced employees;

•	offer turnkey solutions;

•	are technology and vendor independent;

•	offer fixed-price, time-certain services; and

•	update, manage, optimize, monitor and maintain complex wireless networks.

The WFI Solution

          We provide outsourced services to telecom carriers, equipment vendors and related engineering and project management companies for the planning, design, deployment and ongoing optimization and management of wireless networks. We offer turnkey solutions on a fixed-price, time-certain basis as well as on a time and expense basis. We have expertise with all major wireless technologies, and have deployed equipment supplied by a majority of the world’s leading equipment vendors. We believe that we are better suited to manage large-scale deployments for our customers, both domestically and internationally than telecommunications carriers using their own internal resources or coordinating multiple sub-contractors. Our project management process enables us to meet our customers’ needs for high quality networks delivered on time and within budget.  Additionally, with the emergence of WLAN (Wireless Local Area Networks or “Wi-Fi”) services, we are positioning ourselves as a provider of engineering and deployment services to carriers with Wi-Fi initiatives.

          Turnkey Solutions.  Traditionally, carriers engaged a number of firms or used internal personnel to build and operate their wireless networks. In this case, the carrier was responsible for the coordination and integration of the various groups and defined and implemented the process to be used. The turnkey approach that we offer allows the carrier to engage a single responsible party who is accountable for delivering and managing the network under a single master service agreement. In contrast to traditional methods, we provide management services during each phase of the engagement, enabling us to efficiently schedule processes and resources, reducing the time and cost of network deployment and management and subsequent maintenance costs to operate the system. We provide our customers with a primary point of accountability which, in turn, reduces the inefficiencies associated with coordinating multiple subcontractors. In addition, we eliminate the need for a carrier or equipment vendor to assemble, train and retain network deployment and management staff, resulting in potential additional cost and a reduction in time efficiencies. Our turnkey solutions allows carriers and vendors to focus their resources on revenue generating activities.

          Technology and Vendor Independence for Both Mobile and Fixed Wireless Operations.  We have experience in all major wireless technologies, including: conversion of analog, cellular systems to digital capability (CDMA, TDMA, GSM, GPRS and iDEN); deployment of digital PCS systems; migration to 3G network platforms to provide high speed wireless data Internet capability, such as UMTS spectrum in Europe. Two critical components of our ability to meet and exceed customer expectations are our broad scope of services and our technology expertise and overall independence. We are continually keeping abreast of next generation technologies to maintain and enhance technology expertise. Consistent with our vendor independent policy, we have not aligned ourselves with the products of any particular vendor. We provide services to many of the largest wireless carriers along with engineering staff that are qualified and approved by all major wireless equipment vendors. Our technology and vendor independence results in objective recommendations to the customer based on the full profile of the customer’s needs.

          Fixed-Price and Time-Certain Delivery.  A significant portion of our services (48% during fiscal year 2002) are sold primarily on a fixed-price, time-certain basis, where our customers pay by project site (as defined in the agreement based on milestones), rather than by the hour. By selling our services primarily on a fixed-price, time-certain basis, we enable our customers to better forecast their capital expenditures and more accurately forecast the timing and costs of network deployment and management. Our method of fixed-price and time-certain delivery allows them to focus on their core competencies and rely on us for the cost-effective planning, deployment and management of their networks.

          Time and Expense Services.  We also provide services to customers on a time and expense method whereby customers are billed for our services by the hour and for related expenses incurred for materials required to complete a project. This service type provides our customers with the flexibility to outsource certain projects which allows them, in turn, to leverage their own resources.

          Proven Methodology.  Our project management process enables us to meet our customers’ needs without compromising quality. We leverage our experience, which we obtained from the prior implementations associated with hundreds of projects that were diverse in nature, which reduces the time to market for new projects. For example, project managers utilize our comprehensive project management process to chart project progress and coordinate the integration of numerous specialized activities during the design and deployment of a network. We have dedicated staff employed to facilitate efficient feedback of information among the various specialized activities so that our project teams work quickly and effectively. Through this coordinated effort and the use of Dynamic Tracker®, our proprietary project tracking software tool, we are able to continually optimize human resource deployment and, hence, deliver what we believe to represent the most efficient and effective solutions on time and within budget.

          Depth and Scale.  Our principal asset is our staff, 87% of whom work directly on customer projects. As of December 31, 2002, we employed approximately 620 engineers. Our technological expertise and industry knowledge has enabled us to form strong customer relationships with early stage telecom ventures, as well as established carriers and equipment vendors. In addition, we have established corporate resource centers in Mexico, Brazil, United Kingdom, Sweden and China. We believe our committed presence in these countries facilitates, and therefore, enhances our ability to customize services to meet the needs of our international customer base via a comprehensive understanding of the local economic issues, business practices and culture.

Operating Segments

          Our business is organized into three primary operating segments: business consulting, design and deployment services, and network management services. See Note 12 to our Consolidated Financial Statements for information with respect to revenues, operating results and long-lived assets of each segment.

          Business Consulting

          We provide business consulting services for all pre-deployment planning steps involved in technology assessment, market analysis, and business plan development. We study and analyze the traffic patterns, population density, topography and propagation environment in each market under consideration. Our well-developed capability in geographic information systems (GIS) services is used for network design as well as deployment. We have developed a proprietary methodology to assist customers in analysis of the competitive landscape for mobile broadband services.  We utilize expertise and experience to analyze the financial, engineering, competitive market and technology issues applicable to a proposed technology or network deployment project. Drawing upon the demographic analysis and preliminary network dimensioning and benchmarks for deployment-related expenditures from our various functional groups and consultants, we create new business strategies or evaluate existing deployment strategies. Services include:

•	defining subscriber profiles and target markets, including competitive and regulatory analysis;

•	developing service offerings and marketing plans that drive usage forecasting;

•	network design and backbone configuration; and

•	business plan development and financial modeling.

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

          Design and Deployment Services

          We provide a range of services for the full design and deployment of wireless networks. Such services include:

          Radio Frequency Engineering.  Radio frequency engineers design each integrated wireless system to meet the customer’s transmission requirements. These requirements are based upon a projected level of subscriber density and traffic demand and the coverage area specified by the operator’s license or cost-benefit decisions. Our engineers perform the calculations, measurements and tests necessary to determine the optimal placement of the wireless equipment. In addition to meeting basic transmission requirements, the radio frequency network design must make optimal use of radio frequency and result in the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. The constraints may be imposed by cost parameters, terrain, license limitations, interference with other operators, site availability, applicable zoning requirements and other factors.

          Spectrum Relocation.   To enable customers to use the radio frequency spectrum they have licensed, it is often necessary for customers to analyze the licensed spectrum for interference from existing users of this portion of the spectrum, and move these incumbent users to new frequencies. We assist our customers in accomplishing this spectrum relocation by providing complete point-to-point and point-to-multipoint line-of-sight microwave and other types of engineering and support services. Engineering and support services include identifying existing microwave or other frequency uses, negotiating relocation with incumbent users, managing and tracking relocation progress and documenting the final decommissioning and replacement of the incumbent users’ facilities.

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

          Installation and Optimization Services.  We install radio frequency equipment, including base station electronics and antennas, and recommend and implement location, software and capacity changes required to meet the customer’s performance specifications. We provide installation and optimization services for all major PCS, cellular and mobile broadband wireless air interface standards and equipment manufacturers. We also perform initial optimization testing of installed networks to maximize the efficiency of these networks.

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

          Network Operations and Maintenance.  For customers with ongoing outsourcing needs, we can assume responsibility for day-to-day operation and maintenance of their wireless networks. The relationship we develop with our customers for this type of outsourcing contract begins with a team of engineers and other professional and support staff aligned to meet the customer’s specific needs. We take into account such variables as grade of service and reliability requirements, equipment manufacturer certification and geographic layout of the system in question for determining the allocation of site maintenance and other responsibilities between our service team and the customer’s own personnel. We provide staffing to perform the necessary services for centralized network monitoring and optimization services and ongoing optimization, operations, maintenance and repair of critical network elements, including base station equipment, mobile switching centers and network operating centers to the extent required by its customers.

ISO Qualification

          In November 2002, we received ISO 9001:2000 certification. This certification validates that we are among an exclusive tier of companies that possess well-defined and integrated quality measures and comprehensive programs that ensure our services are provided according to uniform standards that are considered best practices within the industry. In order to maintain this certification, we participate in surveillance audits every six months for the next two years and then annually thereafter.  These surveillance audits are performed by a third party registrar and ensure that we demonstrate adherence to certification requirements at all times.

Sales and Marketing

          We market and sell services through a direct sales force to wireless carriers, equipment vendors and project management companies. As of December 31, 2002, we employed domestically and internationally a total of 31 full-time sales and marketing staff. Sales personnel work collaboratively with senior management, consulting and deployment personnel to develop new sales leads and procure new contracts. Each salesperson is expected to generate new sales leads and take responsibility as an account manager for specified accounts with existing customers. As account manager, the salesperson works with planning and deployment personnel assigned to that customer to identify opportunities for performing additional services for that customer and strengthening the ongoing relationship.

Customers

          We provide network design, deployment and management services to wireless carriers, equipment vendors and related engineering and project management companies. We have provided services to satellite service providers and wireless tower companies. A representative list of our customers (in alphabetical order) during 2002 includes AT&T Wireless, Bechtel Corporation, Cingular, Ericsson, Nortel, Siemens, Sprint, T-Mobile, Telcel and Verizon.

Employees

          As of December 31, 2002, we employed 1,311 full time employees worldwide, including 1,120 in network, design and deployment services, 31 in sales and marketing, and 160 in general and administrative positions.  None of our employees, other than our Scandinavian employees (approximately 61 at December 31, 2002), are represented by a labor union, and we have not experienced any work stoppages.

Competition

          Our market is relatively competitive and is represented typically by small to mid-size service providers. However, primary competitors have been the internal engineering departments of carrier and equipment vendor customers. With respect to radio frequency engineering services, we compete with service providers that include American Tower, CelPlan Technologies,

Comsearch (a subsidiary of Allen Telecom, Inc.), Flextronics, LCC International, and Marconi Communications. We compete with site acquisition service providers that include General Dynamics and Whalen & Company, Inc. (a subsidiary of Tetra Tech, Inc.). These companies have also been engaged in certain site management activities. Competitors that perform civil engineering work during a build-out are typically regional construction companies.

          We compete with engineering and project management companies like Bechtel Corporation, Bovis Lend Lease, CH2MHill and Fluor Daniel, Inc. for the deployment of wireless networks. These companies are significant competitors given their project finance capabilities, reputations and global presence. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater brand recognition than we do. We have worked and currently provide services, as a subcontractor for Bechtel, and have developed a relationship whereby on occasion we have jointly pursued business opportunities, and anticipate continuing to do so in the future.

          We believe that the principal competitive factors in our market include the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, project management expertise, industry experience and competitive pricing. In addition, expertise in new and evolving technologies, such as higher data rate, mobile wireless, has become increasingly important. We believe that the ability to integrate these technologies, as well as equipment from multiple vendors, gives us a competitive advantage as we can offer the best technology and equipment to meet a customer’s needs. We believe our ability to compete also depends on a number of additional factors which are outside of our control, including:

•	competitive pricing for similar services;

•	the ability and willingness of our competitors to finance customers’ projects on favorable terms;

•	the ability of our customers to perform the services themselves; and

•	the responsiveness of our competitors to customer needs.

Risks Related to Our Business

          You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Our success is dependent on growth in the deployment of wireless networks, and to the extent that such growth continues to slow, our business may be harmed.

          The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States and internationally. Recently, however, many telecommunications carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and a general economic slowdown in the United States and internationally. It is difficult to predict whether these changes will result in a sustained downturn in the telecommunications industry. If the rate of growth continues to slow and carriers continue to reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

          The uncertainty associated with rapidly changing telecommunications technologies may also continue to negatively impact the rate of deployment of wireless networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities. If telecommunications service providers continue to perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may, as a result, continue to slow their development of next generation technologies. Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment.  Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

The high amount of capital required to obtain radio frequencies licenses could slow the growth of the wireless communications industry and adversely affect our business.

          Our growth is dependent upon the increased use of wireless communications services. In order to provide wireless communications services, carriers must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to obtain licenses to use new frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the amount paid for these licenses has increased significantly. In addition, litigation and disputes involving companies bidding to acquire spectrum has delayed the expansion of wireless networks in the United States, and it is possible that this delay could continue for a significant amount of time. The significant cost of licenses and delays associated with disputes over license auctions may slow the growth of the industry if service providers are unable to obtain the additional capital necessary to implement the necessary infrastructure. Our business could be adversely affected if this occurs.

If wireless carriers, network equipment vendors and enterprises do not outsource their wireless telecommunications services, our business will suffer.

          Our success depends upon the continued trend by wireless carriers and network equipment vendors to outsource their network design, deployment and management needs. If this trend does not continue and wireless carriers and network equipment vendors elect to perform more network deployment services themselves, our operating results and revenues may decline. In addition, we recently launched significant enterprise-based WLAN (Wireless Local Area Networks) and security systems initiatives. We intend to devote significant resources to developing these initiatives, but we cannot predict that we will achieve widespread market acceptance amongst the enterprises. It is possible that some enterprises will determine that their current capital constraints and other factors outweigh their need for WLANs and security systems at this time. As a result, we may incur a significant delay in the adoption of WLAN and wireless security systems by enterprises which would harm our business.

We derive a significant portion of our revenues from a limited number of customers.

          We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the year ended December 21, 2002, Bechtel Corporation accounted for 36% of our revenues, and our five largest customers accounted for approximately 70% of our revenues. None of our customers are obligated to purchase additional services from us, and most of our contracts with customers can be terminated without cause or penalty by the customer on notice to us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

The consolidation of equipment vendors or carriers could adversely impact our business.

          Recently, the wireless telecommunications industry has been characterized by significant consolidation activity. This consolidation and the potential continuing trend towards future consolidation within the wireless telecommunication industry may lead to a greater ability among equipment vendors and carriers to provide a comprehensive range of network services, and may simplify integration and installation, which could lead to a reduction in demand for our services. Moreover, the consolidation of equipment vendors or carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may adversely impact our business.

If our customers do not receive sufficient financing or fail to pay us for services performed, our business may be harmed.

          Some of our customers rely upon outside financing to pay the costs of deploying their networks. These customers may fail to obtain adequate financing or experience delays in receiving financing and they may choose the services of our competitors if our competitors are willing and able to provide project financing. Unfavorable economic conditions have caused and are continuing to cause those customers that have adequate financing to delay deploying or upgrading their networks as they prioritize or ration their capital resources.

          In addition, we have historically had to take significant write-offs of our accounts receivable. Some of our customers are now taking longer to pay us for services we perform. In some instances we may not receive payment for services we have already performed. If our customers do not receive adequate financing or if we are required to write-off significant amounts of our accounts receivables, then our revenues will decline and our business will be harmed.

If we fail to successfully compete, our business may suffer.

          Our markets are highly competitive. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results may be harmed. We expect competition to continue and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

          Many of our current competitors, have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than us. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may be able to devote more resources to the development, promotion and sale of their services that we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

Our quarterly results fluctuate and may cause our stock price to decline.

          Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period to period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are outside of our control, are likely to cause these fluctuations.

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

The factors substantially within our control include:

•

changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;

•	the timing of expansion into new markets, both domestically and internationally; and

•	the timing and payments associated with possible acquisitions.

          Because our operating results may vary significantly from quarter to quarter, our operating results may not meet the expectations of securities analysts and investors, and our common stock could decline significantly which may expose us to risks of securities litigation, impair our ability to attract and retain qualified individuals using equity incentives and make it more difficult to complete acquisitions using equity as consideration.

Our business is dependent upon our ability to keep pace with the latest technological changes.

          The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating wireless networks that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

Failure to properly manage projects may result in costs or claims.

          Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.  In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we miscalculate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

          Our success depends upon our retention of key members of our management team. The loss of any of these key members might delay or prevent the achievement of our development and strategic objectives. Our future performance will be substantially dependent on our ability to retain and motivate them.

          We must also continue to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. Competition for such highly skilled personnel in our industry is intense, especially for engineers and project managers, and we can not be certain that we will be able to attract sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-efficient manner, our operating results will suffer.

Our failure to maintain appropriate staffing levels could adversely affect our business.

          We can not be certain that we will be able to hire the requisite number of experienced and skilled personnel when necessary in order to service a major contract, particularly if the market for related personnel becomes competitive. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our results of operations. If we are unable to obtain major contracts or effectively complete such contracts due to staffing deficiencies, our revenues may decline and our business may be harmed.

Government regulations may adversely affect our business.

          The wireless networks that we design, deploy and manage are subject to various FCC regulations in the United States and other international regulations. These regulations require that these networks meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. These networks are also subject to government regulations and requirements of local standards bodies outside the United States, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could have a harmful  effect on our business, operating results, liquidity and financial position.

Government regulations could restrict our ability to ability to hire employees or to utilize employees effectively.

          As of December 31, 2002, approximately 180, or 18% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued proposed rules that place greater requirements on H-1B dependent companies, such as us, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, these regulations expose us to significant penalties, including a prohibition on the hiring of H-1B workers, if the Department of Labor deems us noncompliant. The Department of Labor intends to publish an interim rule in April 2003 and if no changes are made, the effective date will be July 2003.

          Immigration policies are subject to rapid change, and these policies have become more stringent since the terrorist attacks on September 11, 2001. For example, the Mexican government will not issue visas to enter Mexico for people of certain nationalities without a prior background check conducted by the Gubernacion office in Mexico City. These policies may restrict our ability to send certain of our employees to Mexico that we deem necessary to sustain the growth of our subsidiary, WFI de Mexico. Any additional significant changes in immigration law or regulations may further restrict our ability to continue to employ or to hire new workers on H-1B visas and otherwise restrict our ability to utilize our existing employees as we see fit, and, therefore, could harm our business.

Potential future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

          We intend to expand our operations through acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring debt or issuing securities. To the extent we acquire an international operation, we will face additional risks, including:

•	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

•	different or conflicting regulatory or legal requirements;

•	foreign currency fluctuations; and

•	diversion of significant time and attention of our management.

International uncertainties and fluctuations in the value of foreign currencies could harm our profitability.

          We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom and Sweden. For the twelve months ended December 31, 2002, international operations accounted for approximately 17% of our total revenues.  The revenue decline during 2002 in the international markets resulted from a lack of significant capital expansion by major telecommunication carriers in these regions.  However, we expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future. Our international business operations are subject to a number of material risks, including, but not limited to:

•	difficulties in building and managing foreign operations;

•	regulatory uncertainties in foreign countries, including changing regulations and delays in licensing carriers to build out their networks in various locations;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;

•	longer payment cycles;

•	foreign and U.S. taxation issues;

•	potential weaknesses in foreign economies, particularly in Europe, South America and Mexico;

•	fluctuations in the value of foreign currencies;

•	general economic and political conditions in the markets in which we operate; and

•	unexpected domestic and international regulatory, economic or political changes.

          Our significant international subsidiaries (i.e., in Brazil, Mexico, Sweden and United Kingdom) procure certain transactions that are denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian Real and Mexican Peso. In addition, we also conduct business in British Pound Sterling, Chinese Renminbi, Euro and Swedish Krona. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.  Long-lived assets by geographic region for the years ended December 31, 2000, 2001 and 2002, include net property and equipment, goodwill, other intangibles and investments in unconsolidated affiliates.   See Note 5 to our Consolidated Financial Statements for detail of long-lived assets.

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

          A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method would have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results of the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

          Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

A few individuals own much of our stock.

          As of December 31, 2002, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 53% of our outstanding common stock, after giving effect to the conversion of Series A and Series B Convertible Preferred Stock. In particular, our former Chairman, Massih Tayebi, and our current Chairman and Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. In addition, other members of the Tayebi family owned, in the aggregate, approximately 7% of our outstanding common stock. The remaining 16% is beneficially owned by certain other of our officers and directors and their affiliates. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

          We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms, but such financing would likely dilute our stockholders. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

Litigation may harm our business or otherwise district our management.

          Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders or customers could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes out of court or on terms favorable to us.

Disclosure of trade secrets could aid our competitors.

          We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position.

Our stock price may be volatile, which may result in lawsuits against us and our officers and directors.

          The stock market in general, and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•	quarterly variations in operating results;

•	announcements of new services by us or our competitors;

•	the gain or loss of significant customers;

•	changes in analysts’ earnings estimates;

•	rumors or dissemination of false information;

•	pricing pressures;

•	short selling of our common stock;

•	general conditions in the market;

•	political and/or military events associated with current worldwide conflicts; and

•	events affecting other companies that investors deem comparable to us.

          Companies that have experienced volatility in the market price of their stock have frequently been the object of securities class action litigation. Such litigation could result in substantial costs to us and a diversion of our management’s attention and resources.

Our charter documents and Delaware law may deter potential acquirers and may depress our stock price.

          Certain provisions of our charter documents and Delaware law, as well as certain agreements we have with our executives, could make it substantially more difficult for a third party to acquire control of us. These provisions include:

•	authorizing the board of directors to issue preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at meetings of our stockholders;

•	Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with an interested stockholder unless specific conditions are met; and

•	a number of our executives have agreements with us that entitle them to payments in certain circumstances following a change in control.

          These provisions may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders’ ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

Item 2.   Properties

          Our principal executive offices are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. Other corporate resource offices are located in the following locations: Sao Paulo, Brazil; Mexico City, Mexico; Stockholm, Sweden; London, U.K. and Beijing, China. The Company also leases office space to support engineering and design and deployment services in Reston, Virginia; Los Angeles, California; Oakland, California; Honolulu, Hawaii; Montvale, New Jersey; Bensalem, Pennsylvania and San Juan, Puerto Rico. The leases on these spaces expire at various times through March 2009.

          In conjunction with asset acquisitions that occurred in 2000, we assumed the operating leases of additional office space in the following locations: Seattle, Washington; Chicago, Illinois; Dallas, Texas (which supported network management services through October 2002); Denver, Colorado; Milwaukee, Wisconsin; and Portland, Oregon.  We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3.    Legal Proceedings

          Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 Bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. In a related matter ART has filed a partial objection to the Company’s proof of claim. The Company has received a settlement offer whereby the suit would be dismissed in exchange for a settlement of the claim amount. The Company has submitted a counter proposal and is waiting  for a response from ART. At this time, the Company believes the outcome of this claim will not have a materially adverse affect on the Company.

          U. S. Wireless Corporation, Wireless Location Services, Inc. and Wireless Location Technologies, Inc. (collectively, U.S. Wireless) initiated Chapter 11 bankruptcy proceedings in 2001.  In November 2002, US Wireless filed an action with the bankruptcy court to recover an alleged preference payment in the amount of $100,000.  The Company filed an answer contesting the allegations in this matter and intends to vigorously defend against this matter.

          In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company’s common stock at various times on or after November 4, 1999. The respective complaints allege that the registration statement and prospectus issued by the Company in connection with the public offering of its common stock contained untrue statements of material fact or omissions of material fact in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, these claims allege that the Company failed to disclose that the offering’s underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket. The complaints seek unspecified monetary damages and other relief. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.

          On October 9, 2002, the court signed Stipulations and Orders of Dismissal, which dismissed the Company’s named individual officers and directors from the action, without prejudice,  but the Company remains a defendant. On November 1, 2002, the court heard argument on motions to dismiss all of the IPO laddering cases, and issued its decision on the joint motion to dismiss on February 19, 2003.  The decision: (a) allowed the plaintiffs to pursue their claim against the Company based on its alleged issuance of a registration statement and prospectus that failed to disclose a fraudulent scheme by the offering’s underwriters and (b) dismissed, with leave to amend, the plaintiffs’ claim against the Company based on its alleged knowledge and intent to defraud investors so as to benefit from an inflated price for the Company’s common stock in the aftermarket.  The Company believes this litigation is without merit and intends to vigorously defend itself against it. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a materially adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

          In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

          Our Common Stock is listed on the NASDAQ National Market System, under the symbol “WFII” and has traded since November 5, 1999.

          The following table sets forth the high and low sales prices for our Common Stock for the periods indicated, as reported by NASDAQ. Such quotation represents inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2002:
Fourth Quarter	$7.39	$4.05
Third Quarter	$5.25	$4.24
Second Quarter	$6.05	$4.23
First Quarter	$7.19	$3.58
Year Ended December 31, 2001:
Fourth Quarter	$7.15	$4.27
Third Quarter	$9.69	$4.29
Second Quarter	$7.61	$3.69
First Quarter	$44.19	$4.13

          On March 17, 2003, the last sale price of our Common Stock as reported by NASDAQ was $6.05 per share. On March 17, 2003, there were 236 shareholders of record of our Common Stock.

          We have not declared any dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other relevant factors as determined by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

          Information about our equity compensation plans as of December 31, 2002 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Shareholders (1)	9,082,611	$9.72	8,290,148
Equity Compensation Plans Not Approved by Shareholders (2)	4,311,492	$6.09	1,898,600

	13,394,103		10,188,748

(1) Includes 1997 Stock Option Plan and 1999 Equity Incentive Plan
(2) Includes 2000 Non-Statutory Stock Option Plan

          For more detailed information regarding our equity compensation plans, see Note 9 to our Consolidated Financial Statements.

Item 6. Selected Financial Data

          The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10–K.

	Year Ended December 31, (All amounts except per share data in millions)

	1998	1999	2000	2001	2002

Consolidated Statements of Operations Data:
Revenues	$51.9	$92.7	$255.9	$207.2	$187.0
Gross profit	$23.8	$38.4	$115.8	$66.2	$48.3
Operating income (loss)	$10.7	$17.6	$52.0	$(71.5)	$(54.7)
Net income (loss)	$4.7	$9.6	$31.8	$(60.1)	$(63.9)
Net income (loss) per share:
Basic	$0.17	$0.33	$0.76	$(1.31)	$(1.33)
Diluted	$0.15	$0.27	$0.63	$(1.31)	$(1.33)
Weighted average shares:
Basic	28.4	29.1	41.8	45.9	48.1
Diluted	30.7	35.2	50.5	45.9	48.1

	As of December 31, (All amounts in millions)

	1998	1999	2000	2001	2002

Consolidated Balance Sheets Data:
Cash and cash equivalents	$2.9	$34.3	$18.5	$61.1	$99.1
Working capital	$7.7	$91.4	$103.2	$104.3	$130.7
Total assets	$60.3	$134.4	$297.1	$275.9	$234.3
Total debt	$16.0	$2.7	$37.7	$42.1	$2.9
Total stockholders’ equity	$14.3	$101.4	$198.6	$197.8	$182.9

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

          Our operating results during fiscal 2001 and 2002 were affected adversely by the downturn in general economic conditions (U.S. and international) and a disproportionate strong downturn in the wireless telecommunications industry. In this environment, certain carriers and equipment vendors have continued to defer capital spending. Moreover, certain of our former customers have experienced financial difficulties, which in some cases have resulted in bankruptcy filings or cessation of operations. For the year ended December 31, 2002, our design and deployment, network management and business consulting operating segments contributed 77%, 20% and 3% of our revenues, respectively. Revenues from our international operations contributed 17% of our total revenues for the year ended December 31, 2002.

          Revenues from business consulting and design and deployment contracts are primarily fixed price contracts which are recognized using the percentage-of-completion method.  For design and deployment contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

          Some of our contracts with customers include billing milestones, whereby the customer is not invoiced until milestones are achieved. If a contract is terminated, or modified by a customer before a milestone is achieved, we generally will be required to renegotiate the terms and conditions of payment for work performed but not yet billed. Due to the circumstances surrounding such cancellations or modifications and the financial condition of the related customers, the amount we ultimately collect from such customers may be, and often is, discounted from the amount we had previously recorded in unbilled accounts receivable and revenue. The inherent risks associated with the presence of potential “partial milestone billings” is considered in evaluating the periodic revenue and allowance for unbilled accounts receivable.

          Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, allocation of corporate overhead based on standard rates, costs of expendable computer software and equipment, and other direct project-related expenses. Direct compensation and benefits is computed based on standard costs and actual hours billed. We review and adjust these standard costs periodically to ensure they are comparable to actual costs.

          Selling, general and administrative expenses include compensation and benefits for corporate service employees and similar costs for billable employees whose time and expenses cannot be assigned to a project (underutilization costs), expendable computer software and equipment, facilities expenses and other operating expenses not directly related to projects. Additionally, our sales personnel have, as part of their compensation package, incentives based on their productivity.  Other significant components of our selling, general and administrative expenses during 2001 and 2002 include:

Bad debt expense. Due to the difficult financing and economic conditions, domestically and internationally, some of our customers may not be able to pay us for services that we have already performed. During 2001, we recorded significant allowances for bad debts related to former customers who declared bankruptcy.  Since 2001, our customer base has shifted from small, emerging-market carriers to larger and more established carriers and contractors that are well recognized in the industry.  This improved and mature customer base has reduced our risk associated with the ultimate collectibility of our accounts receivable.However, during 2002, we recorded additional bad debt expense for certain customers in our Latin American operations.  We determined, based on our recurring assessment of collection history, results of customer contacts, the current financial position of certain customers, and the relevant economic conditions of the country, that such allowances were necessary. During the third quarter of 2002, the Company settled its outstanding claim with Metricom, Inc., and subsequently sold its entire rights to the Metricom claim to a consortium of bankruptcy claims brokers. The Company received net proceeds of $1.7 million resulting in a net reduction to bad debt expense (a component of selling, general and administrative expenses). The Company had provided an allowance for the entire receivable balance when Metricom, Inc. filed for bankruptcy protection during the second quarter of 2001. As a result of the settlement, the entire trade receivable balance of $13.9 million was written off against the corresponding allowance for doubtful accounts.

Accrual for unused office space. During the first quarter of 2002, our operating results reflected a continued lack of improvement in the financial markets and economic environment of the wireless telecommunications industry. Furthermore, we determined that the prior significant growth in several metropolitan markets had resulted in an overall surplus of commercial lease space. This surplus of available office space has hindered our ability to sublease our existing unused office space. As a result, management re-assessed the market conditions surrounding our unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of our related operating lease expenses. As a result, we calculated the estimated loss on unused office space to increase by approximately $10.0 million during the quarter ended March 31, 2002. We periodically evaluate the adequacy of this accrual and the related variables and assumptions used to calculate the estimated loss on unused office space. The accrual for loss on unused office space as of December 31, 2002 was $9.4 million, net of cumulative lease payments totaling approximately $1.6 million which have been charged to the accrual.

Accrual and write-offs for shutdown of NOC.  Based on the continued negative results of operations from our NOC subsidiary and economic conditions as of March 31, 2002, management approved and committed the Company to an Exit Plan for this legal subsidiary effective March 31, 2002. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, we recorded the certain charges related to this exit plan (all charges are deemed incremental and not related to the ongoing operations of the facility during the “exit period”). Fixed assets with net book value of $0.8 million were disposed of as of March 31, 2002. These assets included certain electronic equipment and leasehold improvements with no readily determinable salvage value. The total amount disposed is recorded as a component of asset impairment charges for the quarter ended March 31, 2002. A charge totaling $0.3 million, related to severance and contract termination costs that were deemed incremental costs associated with the shut down of the NOC, was recognized as a component of selling, general and administrative expenses during the quarter ended March 31, 2002. We executed the final steps relating to our Exit Plan whereby, effective November 1, 2002, all remaining customer contracts and employees were terminated and the business ceased operations. At December 31, 2002, the balance of the accruals for legal and contract termination costs approximated $0.3 million.

          In response to the lack of visibility and uncertain market conditions, we implemented a comprehensive program and related set of processes aimed at specifically reducing our level of expenditures. Specifically, we reduced our headcount by approximately 37% (760) since December 31, 2000, and we implemented a rigorous expenditure approval policy. We expect to continue to review and monitor efficiency and quality levels of our internal processes throughout 2003 and make further adjustments as necessary.

Critical Accounting Principles and Estimates

          We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, shareholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, and contingencies and litigation. We explain these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

          Revenue recognition. We derive our revenue primarily from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. In addition, many of our contracts include milestone billings. If a contract is terminated or reduced in scope prior to a milestone billing, we may not be able to recover the full amount of revenue recognized, which would result in a reduction of revenue and gross margin in the period the contract is terminated.

          A significant percentage of our revenue is derived from fixed priced contracts which are accounted for on a percentage-of-completion basis. The portion of our revenue derived from fixed price contracts accounted for approximately 48% of our revenues for the twelve months ended December 31, 2002. Using the percentage-of-completion method for revenue recognition, we recognize expenses as they are incurred, and we recognize revenue based on a comparison of the current costs incurred for the project to date to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on (1) the costs we have incurred for individual projects (2) our then current estimate of the total remaining costs to complete individual projects and (3) the current estimated contract value associated with the projects. If, in any period, we significantly increase our estimate of the total costs to complete a project, and/or reduce the associated contract value, we may recognize little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced, and in some cases we may recognize a loss on individual projects prior to their completion. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent quarters may vary significantly from our estimates and could harm our financial results.

          A cancellation or modification of a fixed price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, this cancellation or modification could also result in having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. For example, assume we have a three-year fixed price contract with a total contract fee of $1 million and the initial estimated costs associated with the contract are $550,000. Also, assume during the first year we incur $220,000 in actual costs (40% of the initial estimated costs) related to the contract. Consequently, under the percentage-of-completion accounting method, we would recognize 40% or $400,000 in revenue during the first year of the contract. If during the second year of the contract, revised project cost estimates at that time indicate the project is 35% complete, then the total revenue recognized in the first year for the project would be adjusted downward by $50,000 during the second year to $350,000.  To the extent we experience additional adjustments such as those described above, our revenues and gross margins could be adversely affected.

          Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to us. Management determines the adequacy of this allowance by periodically evaluating individual customer accounts receivable balances considering the customer’s current financial situation as well as the existing industry and economic conditions. If the future financial condition of our customers were to further deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.

          Valuation of long-lived and intangible assets and goodwill. We have recorded significant amounts of goodwill and finite life and indefinite life intangible assets resulting from the acquisitions we have completed in prior periods. Management assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, but at a minimum on an annual basis. Factors we consider relevant which could trigger an accelerated impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

          When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $62.8 million as of December 31, 2002.

          On January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142 became effective and as a result, we ceased amortization of all goodwill and indefinite lived intangible assets. Through December 31, 2001, goodwill was amortized on a straight-line basis over lives ranging from 5 to 20 years, and intangibles were amortized on a straight-line basis over lives ranging from 2 to 5 years. In lieu of amortization, we were required to perform an initial impairment review of our goodwill and intangible assets with indefinite lives in 2002 and, at a minimum, an annual impairment review thereafter unless specific evidence identified as a triggering event would warrant an accelerated review. The first step of the goodwill impairment test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment. Consequently, the second step of the impairment test was not required.

          During the fourth quarter of 2002, we documented and consistently measured the carrying value of all related goodwill, finite and indefinite life intangible assets and determined that no impairment existed as of December 31, 2002.

          Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we conduct business. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheet. We must then assess the probability that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not probable, a valuation allowance is established to mitigate such risk resulting in a related provision for income taxes for the period. If we are required to further increase the valuation allowance in the future, it could have an adverse impact on our results of operations.

          Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We have recorded a valuation allowance of $37.0 million as of December 31, 2002, due to risks and uncertainties related to our ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Net deferred tax liabilities as of December 31, 2002 were $1.6 million, which is comprised of deferred tax assets of $47.6 million, a valuation allowance of $37.0 million and deferred tax liability of $12.2 million.

          Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals by monthly evaluation of our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2002, the accrual for our partial self-insurance programs approximated $2.1 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation claims deductible limits are $175,000 and $350,000, respectively.

          Contingencies and litigation. We are subject to various claims and legal actions in the ordinary course of our business. We are currently not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us other than those items disclosed in Item 3 “Legal Proceedings”.  If we become aware of such assessments against the Company, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary, in accordance with SFAS No. 5, “Accounting for Contingencies”.

Results of Operations

Comparison of Results for the Year Ended December 31, 2001 to the Year Ended December 31, 2002

          Revenues. Revenues decreased $20.2 million, or 9.7% from $207.2 million for the twelve months ended December 31, 2001 to $187.0 million for the twelve months ended December 31, 2002. Our revenues were negatively affected primarily by the lack of significant improvement in the financial markets in general, and specifically within the telecommunications industry, where many of our customers have had difficulty obtaining necessary capital resources to fund the expansion of their businesses.  We experienced this particularly in our international operations where revenues declined from $65.6 million in 2001 to $31.7 million in 2002. Revenues from international markets comprised 32% of our total revenues during the twelve months ended December 31, 2001 compared to 17% of our total revenues during the twelve month period ended December 31, 2002.  This $33.9 million decrease in international revenues was partially offset by an overall growth in domestic operations in 2002 that was derived primarily from technology upgrades by certain large wireless carriers. Specifically, domestic revenues increased from $141.6 million in 2001 to $155.3 million in 2002, of which $67.0 million (36% of total revenues in 2002) was derived from revenues recognized under our subcontractor agreement with Bechtel Corporation. Additionally, commencing on October 1, 2001, we increased our level of service to customers under our contract management type agreements whereby we were functioning as the principal rather than the agent with respect to the customer and the vendor, resulting in higher management fees.  As a result, in accordance with the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we began to record prospectively for certain agreements that met the criteria set forth in EITF 99-19 the gross charges (inclusive of mark-up) in revenues and the corresponding costs payable to the respective vendors in cost of revenue.  During the twelve months ended December 31, 2002, we recognized approximately $16.8 million of gross revenues under these contract management agreements compared to $1.8 million during the twelve months ended December 31, 2001.

          Cost of Revenues. Cost of revenues decreased from $141.0 million for the twelve months ended December 31, 2001 to $138.7 million for the twelve months ended December 31, 2002. Gross profit was 32% of revenues for the twelve months ended December 31, 2001 compared to 26% for the twelve months ended December 31, 2002. Gross profit as a percentage of revenue declined primarily due to certain contracts with negative margins in our Latin America operations as well as continued pricing demands within the wireless telecommunications industry and related accruals associated with pricing concessions. Additionally, gross profit was driven down due to the impact of the prospective change to record contract management costs in cost of revenues, in accordance with EITF 99-19 as described above.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 28% from $103.2 million for the twelve months ended December 31, 2001 to $74.1 million for the twelve months ended December 31, 2002. As a percentage of revenues, selling, general and administrative expenses decreased from almost 50% for the twelve months ended December 31, 2001 to 40% for the twelve months ended December 31, 2002. There were certain significant charges recorded during fiscal 2001, such as bad debt expense of $21.3 million related to receivables from certain customers who filed for bankruptcy in 2001, an accrual for estimated loss on unused office space of $1.4 million and a $2.2 million charge for an estimated contractor liability in our Mexico subsidiary. During the first quarter of 2002, significant charges including $10.0 million for bad debt expense, $10.0 million for loss on unused office space, $2.8 million for certain employee compensation and severance costs and other general and administrative charges accumulating to $5.2 million were also recorded. Excluding these charges, selling, general and administrative expenses for the twelve months ended December 31, 2001 and 2002 would have been $78.3 million and $46.1 million, respectively. Excluding these significant charges, the net decrease reflects a reduction in staffing levels by 12%, or 175 employees  (since December 31, 2001), and related personnel costs and significantly lower administrative expenses as a result of various cost reduction and savings initiatives. Additionally, approximately $1.6 million of lease payments have been charged to the accrual for unused office space which have effectively reduced operating lease expense during 2002 as compared to 2001.

          Depreciation and Amortization Expense. Depreciation and amortization expense decreased 64% from $21.6 million for the twelve months ended December 31, 2001, to $7.8 million for the twelve months ended December 31, 2002. The decrease is primarily due to our adoption of SFAS 142 whereby amortization of goodwill and intangible assets with indefinite lives ceased, effective January 1, 2002.  As a result, goodwill and intangible asset amortization declined from $10.1 million in 2001 to $0 in 2002.  Additionally, the decline in amortization of finite life intangibles in 2002 resulted from an impairment loss recorded in the first quarter of 2002 associated with our EMEA operations (specifically, Questus and Telia Contracting). This impairment loss reduced our recorded goodwill and other intangible assets and had the effect of further reducing amortization expense by approximately $2.4 million for certain intangible assets with finite lives during 2002 that would have continued to be amortized.

          Asset Impairment Charges. For the twelve months ended December 31, 2001, asset impairment charges totaled $12.9 million, compared to $21.1 million for the twelve months ended December 31, 2002. The impairment charge in 2001 resulted from visible economic trends in the telecommunications industry that triggered an impairment evaluation of our goodwill and other intangible assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Assets determined to be impaired included goodwill and contract and workforce intangibles approximating $8.2 million in our design and deployment segment and $4.7 million in our network management segment. The impairment charge in 2002 was driven by an accelerated decline in revenue during the first quarter of 2002 in the Company’s operations in Europe, the Middle East and Africa (“EMEA”) and specifically, its consulting (Questus) and network management (Telia Contracting) operating segments. Based on this and other triggering events, and after evaluating the related undiscounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” it was determined that such cash flows on an undiscounted basis would be insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed fully impaired and the Company recognized a charge of $19.9 million representing all goodwill, indefinite life and finite life intangible assets related to EMEA at March 31, 2002. See Note 2 to our Consolidated Financial Statements for detailed discussion regarding impairment analysis and calculation.

          Net Other Income (Expense). For the twelve months ended December 31, 2001, net other expense was $3.5 million compared to net other income of $1.0 million for the twelve months ended December 31, 2002. This change of $4.5 million was primarily attributable to lower interest expense of $1.5 million resulting from the paydown of outstanding debt, higher interest income of $0.8 million generated from higher cash balances and $2.0 million of foreign exchange gain recognized during 2002 primarily from the favorable exchange rate fluctuations in the Mexican Peso.

          Provision (Benefit) for Income Taxes. Our effective income tax rate for the twelve months ended December 31, 2001 represented a 20% income tax benefit compared to a 19% income tax expense for the twelve months ended December 31, 2002. The tax provision of $10.1 million for the twelve months ended December 31, 2002 reflects an increase in the valuation allowance on deferred tax assets based upon expected deferred asset recoverability resulting from a downward revision in projected future taxable income. The increase in the valuation allowance applies to U.S. (federal and state) and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

Comparison of Results for the Year Ended December 31, 2000 to the Year Ended December 31, 2001

          Revenues. Revenues decreased 19% from $255.9 million for the twelve months ended December 31, 2000 to $207.2 million for the twelve months ended December 31, 2001. The $48.7 million decrease was primarily attributable to the decline in the overall economy and specifically in wireless telecommunications infrastructure spending, which resulted in the suspension and termination of certain contracts. Revenues from international markets comprised 28% of our total revenues during the twelve months ended December 31, 2000 compared to 32% of our total revenues during the twelve month period ended December 31, 2001.

          Cost of Revenues. Cost of revenues increased slightly from $140.1 million for the twelve months ended December 31, 2000 to $141.0 million for the twelve months ended December 31, 2001 and gross profit was 45% of revenues for the twelve months ended December 31, 2000 compared to 32% for the twelve months ended December 31, 2002. The increase in cost of revenues and decline in gross profit is primarily attributable to the decline in the overall economy and specifically in wireless telecommunications infrastructure spending, which resulted in the suspension and termination of certain contracts, including our contracts with Metricom, Inc. and Advanced Radio Telecom. The sudden and unexpected loss of these customers caused the expected overall margin on the related contracts to decrease, and therefore a cumulative adjusting entry in the amount of $8.6 million was recorded in the first half of fiscal 2001 to adjust the margin recorded to date to the expected final margin on the contracts. Gross profit also decreased due to costs incurred to demobilize staff as well as work performed on milestones that could not be completed and billed.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 93% from $53.5 million for the twelve months ended December 31, 2000 to $103.2 million for the twelve months ended December 31, 2001. As a percentage of revenues, selling, general and administrative expenses increased from 21% for the twelve months ended December 31, 2000 to 50% for the twelve months ended December 31, 2002. The increase is due to general factors, including higher administrative costs to accommodate our domestic and international growth, combined with lower utilization rates caused by the downturn experienced during 2001 in the wireless telecommunications industry. During the fiscal 2001, we recorded approximately $2.4 million of severance costs associated with the reduction of employee headcount. Also, bad debt expense totaling $21.3 million, which included allowances for receivables due from Metricom, Inc. of $13.9 million, Advanced Radio Telecom of $3.1 million, and US Wireless of $1.3 million were recorded during the first half of fiscal 2001.  We also recorded accruals during fiscal 2001 for an estimated contractor liability in our Mexico subsidiary of $2.2 million and for the estimated loss on unused office space of $1.4 million.

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

          Asset Impairment Charges. For the twelve months ended December 31, 2001, asset impairment charges totaled $12.9 million, compared to no charge for the twelve months ended December 31, 2000. The slowdown in the economy, economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation of our goodwill and other intangible assets in the second quarter of fiscal 2001 in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Based on our analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, we determined that an impairment existed. Accordingly, we recorded a $12.9 million impairment charge in the second quarter of fiscal 2001. Assets determined to be impaired included goodwill and contract and workforce intangibles approximating $8.2 million in our design and deployment segment and $4.7 million in our network management segment.

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

Segment Results for the Year Ended December 31, 2001 to the Year Ended December 31, 2002

          Business Consulting.  Business consulting revenues for the year ended December 31, 2001 were $7.3 million compared to $5.2 million for the year ended December 31, 2002.  Operating loss for the year ended December 31, 2001 was $1.2 million compared to $17.3 million for the year ended December 31, 2002.  Included in the $17.3 million operating loss, is $16.2 million of impairment loss associated with the $19.9 million write-off of all goodwill, indefinite life and finite life intangible assets related to EMEA at March 31, 2002.  Due to the continued uncertain economic conditions, we are unable to forecast any significant improvement in this operating segment and expect that it will not represent a material component of our consolidated financial results in future periods.

          Design and Deployment.  Design and deployment revenues for the year ended December 31, 2001 were $159.5 million compared to $143.5 million during the year ended December 31, 2002.  Operating loss for the year ended December 31, 2001 was $59.1 million compared to $28.9 million during the year ended December 31, 2002.  The revenue decline is primarily attributable to an overall lack of capital expansion and related technology upgrades in our international operations.  The total decrease in international operations, however, was partially offset by an overall growth in our domestic operations in 2002 that was derived primarily from technology upgrades by certain large wireless carriers and by increased contract management revenues. Operating losses were lower in 2002 primarily as a result of management’s aggressive expenditure reduction programs, lower depreciation and amortization related to the adoption of SFAS No. 142, whereby amortization of goodwill and intangible assets with indefinite lives ceased, effective January 1, 2002.

          Network Management.  Network management revenues for the year ended December 31, 2001 were $40.4 million compared to $38.3 million during the twelve months ended December 31, 2002.  Operating loss for the year ended December 31, 2001 was $11.2 million compared to $8.5 million during the twelve months ended December 31, 2002.  The decline in revenues is due to the economic conditions whereby wireless carriers and vendors are faced with uncertainty regarding their services and products. Additionally, included in the 2002 operating loss is $3.7 million impairment loss associated with the $19.9 million write-off of all goodwill, indefinite life and finite life intangible assets related to EMEA at March 31, 2002.

Trends

          Continued softness in the wireless telecommunications industy and related market segments, combined with other changes in general economic conditions that affect our current and potential customers’ ability to sustain and grow operations could adversely affect our future revenues. During 2001 and 2002, tightly controlled capital markets constrained the growth of the wireless telecommunications industry, resulting in a delay in some buildouts of wireless communications networks. Should buildouts and deployments of wireless communications networks continue to be delayed, our customers may continue to place pressure on us to lower the prices that we charge for our services, which would harm our results of operations. However, some carriers have significantly reduced their resources and this may result in an increasing demand for our services.

          Terrorist activity and the threat of armed conflict in certain parts of the world pose additional risk of general economic disruption and could require changes in our international operations and security arrangements, thus increasing our operating costs. These conditions lend additional uncertainty to the timing and budget approvals for capital investments decisions by our customers.

Liquidity and Capital Resources

          Our sources of liquidity included cash and cash equivalents, cash from operations and other external sources of funds. As of December 31, 2002, we had cash and cash equivalents of $99.1 million.

          Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital. Cash provided by operations was $5.2 million and $33.0 million for the twelve months ended December 31, 2001 and 2002, respectively. The difference was primarily the result of the change in deferred income taxes.  We also recorded certain significant non-cash charges during 2002, including an accrual for unused office space of $10.0 million and higher impairment charges of $8.2 million, all of which increased cash from operations. Additionally, we continued to effectively manage our working capital and employed more aggressive collection strategies toward our accounts receivable balances.

          Cash used in investing activities was $5.0 million and $3.7 million for the twelve months ended December 31, 2001 and 2002, respectively. Investing activities for the twelve months ended December 31, 2001 and 2002 consisted of capital expenditures.

          Cash provided by financing activities for the twelve months ended December 31, 2001 was $42.3 million, which consisted primarily of net proceeds from the issuance of Series A Convertible Preferred Stock totaling $34.9 million and proceeds from the issuance of common stock totaling $5.8 million associated with exercises of employee stock options and purchases under the Company’s employee stock purchase plan, net borrowings of $8.1 million from the line of credit; partially offset by the repayments of notes payable and capital lease obligations totaling $1.7 million and $4.8 million, respectively. Cash provided by financing activities was $10.6 million for the twelve months ended December 31, 2002. The positive cash flow from financing activities for this period consisted primarily of net proceeds from the issuance of Series B Convertible Preferred Stock totaling $44.9 million and proceeds from the issuance of common stock of $4.9 million associated with exercises of employee stock options and purchases under the Company’s employee stock purchase plan; partially offset by the $33.0 million repayment of the remaining outstanding balance of the line of credit and repayments of a note payable and capital lease obligations totaling $0.6 million and $5.6 million, respectively.

          As discussed in the “Risk Related to Our Business” section of this Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are outside of our control. Following the receipt of $44.9 million in net proceeds from the sale of Series B Convertible Preferred Stock, we repaid and terminated our line of credit agreement in order to reduce future interest expense and related commitment fees. If the conditions in the telecommunications industry continue to deteriorate and/or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues and/or further reduce our expenses, we may experience, in the future, a negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

          Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, future capital expenditures and overall expansion will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. We continuously evaluate and leverage the latest technology relative to electronic equipment and software used in our business operations. Additional capital expenditures may be required as deemed necessary, in order to stay competitive with our resources and effectively service our customers.

          The following summarizes the Company’s contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on its liquidity and cash flow in future periods (in millions):

	Amount of Commitment Expiring by Period

	2003	2004	2005	2006	2007	Thereafter	Total

Capital leases	$2.5	$0.4	$0.2	$—	$—	$—	$3.1
Operating leases	3.9	3.6	3.3	2.1	2.3	5.9	21.1

	$6.4	$4.0	$3.5	$2.1	$2.3	$5.9	$24.2

          We believe that our cash and cash equivalent balances will be sufficient to satisfy cash requirements for at least the next twelve months. We are focused on preserving and improving cash and our overall liquidity position by aggressively monitoring expenses, integrating effective cost savings programs and aggressively managing our accounts receivable collection efforts.

Recently Issued Accounting Pronouncements

           In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS No. 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 31, 2002. It is not anticipated that the impact of this statement will have a material effect on the Company’s consolidated financial statements.

          In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. It is not anticipated that the impact of this statement will have a material effect on the Company’s consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. We are currently evaluating the impact of FIN No. 45 on our financial position and results of operations. It is not anticipated that the impact of this interpretation will have a material effect on the Company’s consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” The Company adopted SFAS No. 148 which amended SFAS No. 123 “Accounting for Stock-Based Compensation”, by permitting two additional transition methods for entities that choose to adopt the provisions of SFAS No. 123 as their method of accounting for stock-based employee compensation and by requiring new disclosures about the effect of stock-based employee compensation on reported results. The Company did not elect to adopt the provisions of SFAS No. 123 as its method of accounting for stock-based employee compensation. The Company provided the required disclosures of SFAS No. 148 in Note 1. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial statements. The Company will be required to provide the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 in future interim filings on Form 10-Q.

          On January 17, 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities. “FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 will also affect leasing transactions where the lessor may constitute as variable interest entities, or VIE’s. We are currently evaluating the impact of FIN No. 46 on our financial statements and related disclosures. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has provided certain disclosures in other areas of this filing and is still evaluating the impact of the accounting pronouncement. It is not anticipated that the impact of this interpretation will have a material effect on the Company’s consolidated financial statements.

Related Party Transactions

          For detailed information regarding related party transactions, see Note 13 to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          Our significant international subsidiaries (i.e., in Brazil, Mexico, Sweden and United Kingdom) procure certain transactions that are denominated in U.S. dollars. We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and United Kingdom subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and United Kingdom foreign subsidiaries. Significant monetary assets and liabilities include trade receivables, trade payables and intercompany payables that are not denominated in their local functional currencies. As of December 31, 2002, our Mexican subsidiary was in a net asset position of approximately $16.0 million while our Brazilian and United Kingdom subsidiaries were in net monetary liability positions of approximately $5.1 million and $9.9 million, respectively. There were no material balances in our other international subsidiaries. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at December 31, 2002 are approximately $1.6 million, $0.5 million and $1.0 million for Mexico, Brazil and the United Kingdom, respectively.

          In addition, we estimate that a 10% change in foreign exchange rates would impact reported net income (loss) by approximately $1.5 million for the twelve months ended December 31, 2002. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period.

          Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

          On May 31, 2002, the Company repaid its $33.0 million line of credit outstanding balance and terminated its line of credit agreement. Cash and cash equivalents as of December 31, 2002 were $99.1 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had a $0.4 million effect on net income or loss for the twelve months ended December 31, 2002. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

          The information required by this Item is included in Part IV Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” of the Registrant’s Proxy Statement which we will file with the SEC within 120 days after the end of fiscal 2002 (April 26, 2003).

Item 11. Executive Compensation

          The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” of the Registrant’s Proxy Statement which we will file with the SEC within 120 days after the end of fiscal 2002 (April 26, 2003).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “ Securities Authorized for Issuance Under Equity Compensation Plans” of the Registrant’s Proxy Statement which we will file with the SEC within 120 days after the end of fiscal 2002 (April 26, 2003).

Item 13. Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement which we will file with the SEC within 120 days after the end of fiscal 2002 (April 26, 2003).

Item 14. Controls and Procedures

          Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements and Financial Statement Schedules

Page

(1)	Independent Auditors’ Report	F–1

	Consolidated Balance Sheets as of December 31, 2001 and 2002	F–2

	Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002	F–3

	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2000, 2001 and 2002	F–4

	Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002	F–6

	Notes to Consolidated Financial Statements	F–8

(2)	Schedule II: Valuation and Qualifying Accounts	S–1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(3)

3.2	Bylaws in effect since November 5, 1999.(1)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate.(1)

10.1	1997 Stock Option Plan.(1)

10.2	Form of Stock Option Agreement pursuant to the 1997 Stock Option Plan and related terms and conditions.(1)

10.3	1999 Equity Incentive Plan.(1)

10.4	Form of Stock Option Agreement pursuant to the 1999 Equity Incentive Plan.(1)

10.5	1999 Employee Stock Purchase Plan and related offering documents.(1)

10.6	R&D Building Lease by and between the Company and Sorrento Tech Associates dated as of November 15, 1995, as amended.(1)

10.8	Second Amended and Restated Investor Rights Agreement by and among the Company and certain stockholders of the Company dated as of September 17, 1999.(1)

10.9	Employment Offer Letter by and between the Company and Scott Fox dated as of April 9, 1999.(1)

10.10	Form of Indemnity Agreement by and between the Company and certain officers and directors of the Company.(1)

10.14	Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)

10.15	Form of Subscription and Representation Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)

10.16	Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 1, 1998.(1)

10.17	Form of Bill of Sale and Assignment Agreement by and between the Company and each of Massih Tayebi and Masood K. Tayebi dated as of June 30, 1999.(1)

10.21	Services Agreement by and between WFI de Mexico S. de R.L. de C.V. and Ericsson Telecom, S.A. de C.V. dated as of August 4, 1999.(1) +

10.22	Amended and Restated Master Services Agreement by and between the Company and TeleCorp Holding Communications, Inc., dated as of October 12, 1999.(1) +

10.24	Agreement by and between the Company and Siemens Aktiengesellschaft, Berlin and Mu”nchen, Federal Republic of Germany, represented by the Business Unit Mobile Networks dated as of March 9, 1998.(1) +

10.25	Master Services Agreement by and between the Company and Triton PCS, Operating Company, L.L.C. dated as of January 19, 1998, as amended.(1)+

10.26	Microwave Relocation Services Agreement by and between Entel Technologies, Inc. and Triton PCS Operating Company, L.L.C. dated as of February 11, 1998.(1) +

10.27	Site Development Services Agreement by and between Entel Technologies, Inc. and Triton PCS, Inc. dated as of December 10, 1997.(1) +

10.28	Sales Agreement for Products and Services by and between the Company and Integrated Ventures, LLC dated as of April 19, 1999.(1) +

10.29	Settlement Agreement and Mutual General Release by and between the Company and Total Outsourcing, Inc dated as of June 30, 1999.(1)

10.32	Sublease Agreement by and between the Company and Franklin Templeton Corporate Services, Inc. dated as of April 14, 2000.(2)

10.33	2000 Nonstatutory Stock Option Plan.(2)

10.34	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(2)

10.35

Preferred Stock Purchase Agreement dated as of October 10, 2001 among the Company, Oak Investment Partners X, Limited Partnership, and Oak X Affiliates Fund, Limited Partnership, including Press release of Wireless Facilities, Inc. dated October 11, 2001.(3)

10.36	First Amendment to Amended and Restated Credit Agreement effective July 19, 2001.(4)

10.37	Employment Offer Letter by and between the Company and Brad Weller effective August 16, 1999.(4)

10.38	Executive Change of Control Agreement dated as of May 11, 2001 between the Company and Brad Weller.(4)

10.39	Second Amendment to Amended and Restated Credit Agreement and Limited Waiver dated as of December 31, 2002.(5)

10.40	Technical Services Subcontract Agreement by and between the Company and Bechtel Corporation dated as of February 8, 2002. (6) ‡

10.41	Agreement by and between the Company and Terry M. Ashwill dated as of April 1, 2002. (6)

10.42	Employment Offer Letter by and between the Company and Gregory M. Jacobsen effective August 4, 2002.(7) €

21.1	List of subsidiaries.*

23.1	Independent Auditors’ Report on Schedule and Consent.*

24.1	Power of Attorney. Reference is made to the signature page to this Report on Form 10–K.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Masood K. Tayebi, Ph.D.*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Terry Ashwill.*

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2000, filed on November 14, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Report on Form 8–K filed on October 11, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2001, filed on August 10, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10–K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 13, 2002 and incorporated by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 13, 2002.

*	Filed herewith.

+

Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment, issued in connection with the Registration Statement on Form S-1 (No. 333-85515) dated November 10, 1999.

‡	Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment pursuant to rule 14b-2 under the Securities Exchange Act of 1934 dated August 13, 2002.

€	Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment pursuant to rule 14b-2 under the Securities Exchange Act of 1934 dated November 13, 2002.

(b)      Reports on Form 8–K

          The following report on Form 8–K was filed after September 30, 2002:

          On November 15, 2002, we filed a Current Report on Form 8–K dated November 15, 2002, announcing Thomas Munro would be stepping down as President in early 2003, but would continue to be active with the Company as a consultant. The Company also announced that Masood Tayebi, the Company’s Chairman and CEO, would be assuming the responsibilities of President.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003

WIRELESS FACILITIES, INC.

By:	/s/ MASOOD K. TAYEBI, PH.D.

Masood K. Tayebi, Ph.D.
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MASOOD K. TAYEBI, PH.D.	Chairman, Chief Executive Officer and	March 21, 2003
Director (Principal Executive Officer)
Masood K. Tayebi

/s/ TERRY ASHWILL	Chief Financial Officer (Principal	March 21, 2003
Financial and Accounting Officer)
Terry Ashwill

/s/ DAN STOKELY	Vice President and Corporate Controller	March 21, 2003
(Chief Accounting Officer)
Dan Stokely

/s/ DAVE GARRISON	Associate General Counsel and	March 21, 2003
Corporate Secretary
Dave Garrison

/s/ SCOTT ANDERSON	Director	March 21, 2003

Scott Anderson

/s/ BANDEL CARANO	Director	March 21, 2003

Bandel Carano

/s/ SCOT JARVIS	Director	March 21, 2003

Scot Jarvis

/s/ WILLIAM HOGLUND	Director	March 21, 2003

William Hoglund

/s/ WILLIAM OWENS	Director	March 21, 2003

William Owens

CERTIFICATIONS

I, Masood Tayebi, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Wireless Facilities, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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
6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ MASOOD K. TAYEBI, PH.D.

Masood K. Tayebi, Ph.D.
Chief Executive Officer

CERTIFICATIONS (Continued)

I, Terry Ashwill, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Wireless Facilities, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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
6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ TERRY ASHWILL

Terry Ashwill
Chief Financial Officer

Independent Auditors’ Report

The Board of Directors
Wireless Facilities, Inc.:

We have audited the accompanying consolidated balance sheets of Wireless Facilities, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill in 2002.

KPMG LLP

San Diego, California
February 7, 2003

WIRELESS FACILITIES, INC.

Consolidated Balance Sheets
December 31, 2001 and 2002
(in millions, except par value and number of shares)

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$61.1	$99.1
Accounts receivable, net	88.5	60.5
Accounts receivable – related party	0.3	0.4
Contract management receivables, net	5.9	2.4
Income taxes receivable	3.2	3.1
Prepaid expenses	4.5	1.6
Employee loans and advances	1.5	0.2
Other current assets	9.3	3.5

Total current assets	174.3	170.8
Property and equipment, net	19.0	13.0
Goodwill, net	54.4	41.6
Other intangibles, net	8.6	—
Deferred tax assets, net	10.0	—
Investments in unconsolidated affiliates	8.4	8.2
Employee loans and advances, net of current portion	0.7	0.5
Other assets	0.5	0.2

Total assets	$275.9	$234.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9.0	$6.1
Accrued expenses	15.3	17.2
Accounts payable - related party	2.2	0.7
Contract management payables	4.2	5.6
Billings in excess of costs	1.6	6.4
Line of credit payable	33.0	—
Note payable	0.2	—
Capital lease obligations	4.5	2.3
Accrual for unused office space	—	1.8

Total current liabilities	70.0	40.1
Note payable, net of current portion	0.4	—
Capital lease obligations, net of current portion	4.0	0.6
Accrual for unused office space, net of current portion	1.3	7.6
Deferred tax liabilities, net	—	1.6
Other liabilities	2.2	1.2

Total liabilities	77.9	51.1

Minority interest in subsidiary	0.2	0.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series A Convertible Preferred Stock, $.001 par value, 63,637 shares issued and outstanding at December 31, 2001and 2002 (liquidation preference $35.0)	—	—
Series B Convertible Preferred Stock, $.001 par value, 0 and 90,000 shares outstanding at December 31, 2001 and December 31, 2002, respectively (liquidation preference $45.0)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 47,184,000 and 48,842,220 shares issued and outstanding at December 31, 2001 and 2002, respectively	—	—
Treasury stock, at cost	—	—
Additional paid-in capital	215.1	266.9
Accumulated deficit	(17.1)	(81.0)
Accumulated other comprehensive loss	(0.2)	(3.0)

Total stockholders’ equity	197.8	182.9

Total liabilities and stockholders’ equity	$275.9	$234.3

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Operations

Years ended December 31, 2000, 2001 and 2002
(in millions, except per share amounts)

	2000	2001	2002

Revenues	$255.9	$207.2	$187.0
Cost of revenues	140.1	141.0	138.7

Gross profit	115.8	66.2	48.3
Selling, general and administrative expenses	53.5	103.2	74.1
Depreciation and amortization	10.3	21.6	7.8
Asset impairment charges	—	12.9	21.1

Operating income (loss)	52.0	(71.5)	(54.7)

Other income (expense):
Interest income (expense), net	0.1	(3.1)	(0.8)
Foreign currency gain	—	0.2	2.0
Other, net	0.1	(0.6)	(0.2)

Total other income (expense)	0.2	(3.5)	1.0

Income (loss) before minority interest in income of subsidiary and income taxes	52.2	(75.0)	(53.7)
Minority interest in income of subsidiary	0.1	0.1	0.1
Provision (benefit) for income taxes	20.3	(15.0)	10.1

Net income (loss)	$31.8	$(60.1)	$(63.9)

Net income (loss) per common share:
Basic	$0.76	$(1.31)	$(1.33)
Diluted	$0.63	$(1.31)	$(1.33)
Weighted average common shares outstanding:
Basic	41.8	45.9	48.1
Diluted	50.5	45.9	48.1

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2000, 2001 and 2002
(in millions)

	Convertible		Convertible
	Preferred stock – Series A		Preferred stock – Series B		Common stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 1999	—	$—	—	$—	39.7	$—
Issuance of common stock for exercise of stock options	—	—	—	—	2.4	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	0.2	—
Issuance of common stock in connection with acquisitions	—	—	—	—	0.8	—
Issuance of common stock for exercise of warrants	—	—	—	—	0.2	—
Tax benefit from exercise of stock options	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—
Net unrealized investment loss	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance, December 31, 2000	—	—	—	—	43.3	—
Issuance of Series A convertible preferred stock	0.1	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	—	—	0.7	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	0.3	—
Issuance of common stock in connection with purchase plan	—	—	—	—	2.0	—
Issuance of common stock for exercise of warrants	—	—	—	—	0.9	—
Tax benefit from exercise of stock options	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—
Net realized investment loss	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

Balance, December 31, 2001	0.1	—	—	—	47.2	—
Issuance of Series B convertible preferred stock	—	—	0.1	—	—	—
Issuance of common stock for exercise of stock options	—	—	—	—	1.1	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	0.5	—
Net loss	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—
Net realized investment loss	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

Balance, December 31, 2002	0.1	$—	0.1	$—	48.8	$—

(Continued)

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2000, 2001 and 2002

(in millions)

	Additional Paid–in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total
			Shares	Amount
Balance, December 31, 1999	$90.2	$11.2	—	$—	$—		$101.4
Issuance of common stock for exercise of stock options	9.5	—	—	—	—	—	9.5
Issuance of common stock under employee stock purchase plan	3.4	—	—	—	—	—	3.4
Issuance of common stock in connection with acquisitions	37.7	—	—	—	—	—	37.7
Issuance of common stock for exercise of warrants	0.5	—	—	—	—	—	0.5
Tax benefit from exercise of stock options	15.6	—	—	—	—	—	15.6
Net income	—	31.8	—	—	—	$31.8	31.8
Foreign currency translation loss	—	—	—	—	(0.3)	(0.3)	(0.3)
Net unrealized investment loss	—	—	—	—	(1.0)	(1.0)	(1.0)

Total comprehensive income	—	—	—	—	—	$30.5	—

Balance, December 31, 2000	$156.9	$43.0	—	—	$(1.3)		$198.6
Issuance of Series A convertible preferred stock	34.9	—	—	—	—	—	34.9
Issuance of common stock for exercise of stock options	2.7	—	—	—	—	—	2.7
Issuance of common stock under employee stock purchase plan	1.7	—	—	—	—	—	1.7
Issuance of common stock in connection with acquisitions	16.0	—	—	—	—	—	16.0
Issuance of common stock for exercise of warrants	1.4	—	—	—	—	—	1.4
Tax benefit from exercise of stock options	1.5	—	—	—	—	—	1.5
Net loss	—	(60.1)	—	—	—	$(60.1)	(60.1)
Foreign currency translation gain	—	—	—	—	0.1	0.1	0.1
Net realized investment loss	—	—	—	—	1.0	1.0	1.0

Total comprehensive loss	—	—	—	—	—	$(59.0)	—

Balance, December 31, 2001	$215.1	$(17.1)	—	—	$(0.2)		$197.8

Issuance of Series B convertible preferred stock	44.9	—	—	—	—	—	44.9
Issuance of common stock for exercise of stock options	4.1	—	—	—	—	—	4.1
Issuance of common stock under employee stock purchase plan	2.8	—	—	—	—	—	2.8
Net loss	—	(63.9)	—	—	—	$(63.9)	(63.9)
Foreign currency translation gain	—	—	—	—	(2.8)	(2.8)	(2.8)

Total comprehensive loss	—	—	—	—	—	$(66.7)	—

Balance, December 31, 2002	$266.9	$(81.0)	—	$—	$(3.0)		$182.9

See accompanying notes to consolidated financial statements.

5

WIRELESS FACILITIES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 2001 and 2002
(in millions)

	2000	2001	2002

Operating activities:
Net income (loss)	$31.8	$(60.1)	$(63.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10.7	22.5	9.4
Allowance and provision for doubtful accounts	0.1	21.3	9.6
Asset impairment charges	—	12.9	21.1
Provision for (benefit from) deferred income taxes	9.1	(18.8)	10.0
Tax benefit from exercise of stock options	15.6	1.5	—
Realized loss on investment	—	1.0	—
Other	—	(0.2)	0.7
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(84.3)	7.8	18.5
Accounts receivable – related party	(0.1)	(0.2)	(0.1)
Contract management receivables	(6.8)	14.9	3.3
Income taxes receivable	(17.7)	9.5	0.1
Prepaid expenses	—	(0.6)	2.9
Other assets	(12.6)	(7.5)	9.1
Accounts payable	11.1	13.2	(2.9)
Accrued expenses	11.2	(3.7)	1.7
Accounts payable – related party	(2.9)	(7.0)	(1.5)
Contract management payables	0.9	(5.0)	1.4
Billings in excess of costs	(4.4)	0.7	4.8
Other liabilities	—	3.0	8.8

Net cash provided by (used in) operating activities	(38.3)	5.2	33.0

Investing activities:
Capital expenditures	(5.6)	(5.0)	(3.7)
Cash paid for acquisitions, net of cash acquired	(38.1)	—	—
Cash paid for investments	(9.0)	—	—
Distributions from investments	38.0	—	—

Net cash used in investing activities	(14.7)	(5.0)	(3.7)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	34.9	44.9
Proceeds from issuance of common stock	12.9	5.8	4.9
Net borrowings (repayment) under line of credit	24.9	8.1	(33.0)
Repayment of capital lease obligations	(1.3)	(4.8)	(5.6)
Repayment of officer notes payable	0.6	—	—
Borrowings (repayment) of notes payable	0.4	(1.7)	(0.6)

Net cash provided by financing activities	37.5	42.3	10.6

Effect of exchange rate on cash	(0.3)	0.1	(1.9)

Net increase (decrease) in cash and cash equivalents	(15.8)	42.6	38.0
Cash and cash equivalents at beginning of year	34.3	18.5	61.1

Cash and cash equivalents at end of year	$18.5	$61.1	$99.1

(continued)

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 2001 and 2002
(in millions)

	2000	2001	2002

Supplemental disclosures of non-cash transactions:
Fair value of assets acquired in acquisitions	$88.6	$—	$—
Cash paid for acquisitions	(38.7)	—	—
Issuance of common stock for acquisitions	(37.7)	—	—
Issuance of notes payable for acquisition	(1.5)	—	—
Common stock to be issued	(8.6)	—	—
Issuance of warrants in acquisitions	—	—	—

Liabilities assumed in acquisitions	$2.1	$—	$—
Common stock issued for earn-out provision in acquisition	—	$16.0	—
Property and equipment acquired under capital leases	$10.0	$2.8	—
Reduction of accounts receivable in exchange for notes receivable	—	$1.4	—
Note receivable issued for sale of equipment	—	$1.0	—
Reduction of note receivable in exchange for equipment returned	—	—	$0.6
Reduction of accounts receivable in exchange for investment securities	$1.1	—	—
Decrease in fair value of investment securities available for sale	$(1.0)	$(0.1)	—
Reduction of note payable in lieu of consideration for exercise of warrants	$0.5	—	—
Tax benefit from exercise of stock options	$15.6	$1.5	—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1.8	$3.9	$1.4
Cash paid (received) during the year for income taxes, net	$9.6	$10.3	$(0.8)

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Note 1.	Organization and Summary of Significant Accounting Policies

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the “Company.” As of December 31, 1999, the wholly-owned subsidiaries included Entel Technologies, Inc., WFI de Mexico, Wireless Facilities Latin America Ltda., and WFI International, Ltd., based in London, England, which began operations in April of 2000. In March 2000, the Company acquired the assets of a network operations center and business segment located in Dallas, Texas. In conjunction with this purchase, the Company formed WFI Network Management Services Corporation, a wholly-owned subsidiary incorporated in the state of Delaware, to operate the center. In May 2000, the Company acquired a 16.67% interest in the operations of Diverse Networks, Inc., which is accounted for using the equity method of accounting (i.e., resulting from deemed significant influence). In July 2000, the Company acquired convertible preferred stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company, which is accounted for using the cost method of accounting.  In August 2000, the Company acquired Questus, Ltd., (“Questus”) a privately held company incorporated in the United Kingdom in a stock purchase acquisition. Questus is a provider of management consulting and network development services in the European wireless services market. The acquisition included Questus’ wholly-owned subsidiaries, Questus Scandinavia, A.B., incorporated in Stockholm, Sweden, and Questus GmbH, incorporated in Vienna, Austria. In September 2000, the Company formed a wholly-owned subsidiary WFI-UK, Ltd., based in London, England, to act as a holding company. The Company acquired Telia Contracting AB and Telia Academy AB in October 2000 and December 2000, respectively. Telia Contracting AB, a Swedish corporation located in Gothenburg, Sweden, is a global provider of network management consulting services with geographic emphasis in Asia, Scandinavia, South America, and Europe. Telia Academy AB, a Swedish limited liability corporation located in Kalmar, Sweden, is a provider of management training and consultancy services to the global telecommunications industry.

All intercompany transactions have been eliminated in consolidation. Investments accounted for using the cost method include companies in which the Company owns less than 20% and for which the Company has no significant influence. Investments accounted for using the equity method include companies in which the Company owns more than 20% but less than 50%, or for which the Company is deemed to have significant influence.

(c) Fiscal Calendar

We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2002 fiscal year ended on December 27, 2002, but we present our 2002 fiscal year as ending on December 31, 2002.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(d) Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisting of money market investments were $55.6 and $93.7 million as of December 31, 2001 and 2002, respectively.

(e) Investment Securities

Investment securities consisted of an investment in a public company made in fiscal 2000, which was classified as available for sale and carried at fair value with unrealized gains or losses reported in a separate component of accumulated other comprehensive income. The carrying value of the investment at December 31, 2000 was $0.1 million, net of an unrealized loss of $1.0 million and was classified in other current assets. The investment was liquidated in fiscal 2001 as the investee company declared bankruptcy. Accordingly, the unrealized loss of $1.0 million recorded at December 31, 2000 was realized and reclassified to earnings in 2001. There were no investment securities outstanding as of December 31, 2001 and 2002.

(f) Property and Equipment, Net

Property and equipment consists primarily of computer, field testing and office-related equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment and five years for furniture and office equipment. Equipment acquired under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly add to the extended useful life of an asset, are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

(g) Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of assets purchased from acquired companies.  Prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized on a straight-line basis over its estimated period of benefit from five to twenty years.  In determining the useful life of goodwill the Company considered several factors including industry technology, competition, demand and other economic factors.  Additionally, prior to the adoption of SFAS No. 142, the Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through future operating cash flows of the acquired operation.

Prior to the adoptions of SFAS No. 142, other intangible assets consisted primarily of acquired customer relationships, assembled workforce, purchased technology, trade names, non-compete covenants and patents. Other intangibles were recorded at cost and were amortized using the straight-line method over their expected useful lives of two to five years. The Company reviewed the carrying value and remaining useful life of intangible assets for impairment whenever events or circumstances indicated that the carrying amount may not be recoverable. The amount of impairment, if any, was measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of intangible assets would have been impacted if estimated future operating cash flows were not achieved.

The Company adopted SFAS No. 142, on January 1, 2002. SFAS No. 142 superceded Accounting Principles Board Opinion No. 17, “Intangible Assets”, and discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. In addition, SFAS No. 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in SFAS No. 141, “Business Combinations”, the reassessment of the useful lives of existing intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives. In accordance with the adoption of SFAS No. 142 on January 1, 2002, Company ceased the amortization of goodwill and intangible assets with indefinite lives, and completed the required transitional impairment test, which resulted in no indication of impairment. The Company also

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141.  As a result, the Company reclassified $2.1 million of indefinite life intangible assets (i.e., assembled workforce) net of amortization from intangible assets to goodwill, because such assets no longer met the definition of an identifiable intangible asset under the provisions of SFAS No. 141. In accordance with SFAS No. 142, the Company will conduct, at a minimum, an annual impairment test of goodwill in the fourth quarter of each fiscal year, or whenever triggering events or circumstances warrant an accelerated review for potential impairment.

(h) Revenue Recognition

Revenue is recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total actual costs incurred to date to total estimated costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Billings in excess of costs incurred on uncompleted projects are recorded as billings in excess of costs in the accompanying balance sheets.

(i) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating individual customer receivables considering the customer’s financial condition and current economic conditions.

(j) Contract Management Receivables and Payables

During 2001 and 2002, the Company managed contracts whereby the Company paid for services rendered by third parties on behalf of customers. The Company passed these expenses through to the customers, who reimbursed the Company for the expenses plus a management fee. Commencing on October 1, 2001, the Company increased its level of service to customers under these types of contracts whereby the Company is functioning as the principal rather than the agent with respect to the customer and the vendor, resulting in higher management fees to the Company. As such, and in accordance with the provisions of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company has recorded the gross charges (inclusive of mark-up) in service revenues and the corresponding costs payable to the respective vendors in cost of service revenue. Amounts receivable from the customer or owed to third parties for the contract management activities are shown separately on the balance sheets to distinguish them from receivables and liabilities generated by the Company’s own operations.

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

The Company maintains a valuation allowance for deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these tax assets. The valuation allowance is based on estimates of future taxable income by jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(l) Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”to account for its stock option plans.  Under this method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period.  SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. During the quarter ended December 31, 2002, the Company adopted SFAS No. 148 which amended SFAS No. 123 by permitting two additional transition methods for entities that choose to adopt the provisions of SFAS No. 123 as their method of accounting for stock-based employee compensation and by requiring new disclosures about the effect of stock-based employee compensation on reported results.

Under SFAS No. 123, the weighted average fair value of stock options granted during 2000, 2001 and 2002 was $42.21, $4.59 and $4.27 respectively, on the date of grant. The weighted average estimated fair values of shares granted under the Purchase Plan during 2000, 2001, and 2002 was $10.80, $5.91, and $4.90 respectively. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	2000	2001	2002

Expected term:
Stock options	5 years	3 years	3 years
Purchase plan	11 months	6 months	6 months
Interest rate	6.16%	4.55%	3.82%
Volatility	123%	150%	125%
Dividends	—	—	—

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	2000	2001	2002

Net income (loss)	$31.8	$(60.1)	$(63.9)
SFAS No. 123 stock-based compensation expense	29.2	14.9	33.8

Pro forma net income (loss)	$2.6	$(75.0)	$(97.7)

Pro forma income (loss) per common share:
Basic	$0.06	$(1.63)	$(2.03)
Diluted	$0.05	$(1.63)	$(2.03)
Weighted average shares:
Basic	41.8	45.9	48.1
Diluted	50.5	45.9	48.1

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(m) Net Income per Common Share

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

	2000	2001	2002

Weighted average shares, basic	41.8	45.9	48.1
Dilutive effect of stock options	7.7	—	—
Dilutive effect of warrants	1.0	—	—

Weighted average shares, diluted	50.5	45.9	48.1

The following instruments were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive (in millions):

	2000	2001	2002

Stock options	4.5	4.9	4.9
Series A Convertible Preferred Stock	—	1.6	6.7
Series B Convertible Preferred Stock	—	—	5.3
Warrants	—	0.2	—
Contingently issuable shares	—	0.2	0.1

Total anti-dilutive instruments	4.5	6.9	17.0

(n) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(o) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, contract management receivables, income taxes receivable, accounts payable, accrued expenses and contract management payables approximate fair value due to the short-term nature of these instruments. The carrying amounts reported for the Company’s line of credit payable and note payable approximated their fair value because the underlying instruments bore interest at rates comparable to current rates offered to the Company for instruments of similar terms and risk.

(p) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the years ended December 31, 2000, 2001 and 2002 includes net loss, realized investment loss on available-for-sale securities and foreign currency translation adjustments.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(q) Foreign Currency Translation

In accordance with SFAS No. 52 “Foreign Currency Translation,” the financial statements of the Company’s foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses.

(r) Concentration of Credit Risk

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

(s) Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.

(t) Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

(u) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. This statement is effective for fiscal years beginning after June 15, 2002. At this time, the Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on the Company’s consolidated financial statements.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS No. 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 31, 2002. It is not anticipated that the impact of this statement will have a material effect on the Company’s consolidated financial statements.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. It is not anticipated that the impact of this statement will have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. We are currently evaluating the impact of FIN No. 45 on our financial position and results of operations. It is not anticipated that the impact of this interpretation will have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” The Company adopted SFAS No. 148 which amended SFAS No. 123 “Accounting for Stock-Based Compensation”, by permitting two additional transition methods for entities that choose to adopt the provisions of SFAS No. 123 as their method of accounting for stock-based employee compensation and by requiring new disclosures about the effect of stock-based employee compensation on reported results. The Company did not elect to adopt the provisions of SFAS No. 123 as its method of accounting for stock-based employee compensation. The Company provided the required disclosures of SFAS No. 148 in Note 1. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial statements. The Company will be required to provide the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 in future interim filings on Form 10-Q.

On January 17, 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities. “FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 will also affect leasing transactions where the lessor may constitute as variable interest entities, or VIE’s. We are currently evaluating the impact of FIN No. 46 on our financial statements and related disclosures. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has provided certain disclosures in other areas of this filing and is still evaluating the impact of the accounting pronouncement. It is not anticipated that the impact of this interpretation will have a material effect on the Company’s consolidated financial statements.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Note 2.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill and other intangible assets for the year ended December 31, 2002, are as follows:

	Business Consulting	Design and Deployment	Network Management	Total

Goodwill, net
Balance as of January 1, 2002	$12.7	$41.6	$2.1	$56.4
Impairment losses	(12.5)	—	(2.1)	(14.6)
Foreign exchange translation loss	(0.2)	—	—	(0.2)

Balance as of December 31, 2002	$—	$41.6	$—	$41.6

Other Intangibles, net
Balance as of January 1, 2002	$4.1	$0.2	$2.2	$6.5
Amortization expense	(0.3)	—	(0.5)	(0.8)
Impairment losses	(3.7)	—	(1.6)	(5.3)
Reclassification to property and equipment	—	(0.2)	—	(0.2)
Foreign exchange translation loss	(0.1)	—	(0.1)	(0.2)

Balance as of December 31, 2002	$—	$—	$—	$—

(a) Impairment of Goodwill and Other Intangible Assets

The slowdown in the economy, economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation of our goodwill and other intangible assets in the second quarter of fiscal 2001 in accordance with SFAS No. 121. Based on management’s analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, it was determined that an impairment existed. Accordingly, the Company recorded a $12.9 million impairment charge in the second quarter of fiscal 2001. Assets determined to be impaired included goodwill and contract and workforce intangibles approximating $8.2 million in our design and deployment segment and $4.7 million in our network management segment.

During the first quarter of 2002, the Company’s operations in Europe, the Middle East and Africa (“EMEA”) experienced an accelerated decline in revenue from its business consulting (Questus) and network management (Telia Contracting) operating segments. The initial EMEA 2002 operating plan assumed that the European markets for consulting and network management services would realize a modest level of growth. Specifically, the initial 2002 operating plan assumed that new service contracts would be procured or extended, accounting for a significant portion of the 2002 budgeted revenue and corresponding revenue growth in 2003. Furthermore, these contracts were anticipated to have high margins that are typical of pre-deployment business consulting service contracts. For the network management segment, the initial 2002 operating plan assumed the renewal of certain contracts in mid-year 2002 which were expected to have nominal revenue growth in 2003 and 2004.

After the finalization of the February 2002 year-to-date actual results for both the EMEA business consulting (Questus) and network management (Telia Contracting) operating segments, the respective segments posted continued declining revenues and margins and increased selling, general and administrative costs, primarily as a result of ongoing underutilization of billable employees and corporate service overhead. Through February 2002, the overall European markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers, as evidenced by the lack of certain anticipated contracts as noted above. Revised 2002 financial projections for the EMEA business consulting and network management segments indicated ongoing probable losses with minimal improvement in subsequent years. Furthermore, based on the current cost structure in EMEA, it appeared unlikely that the Company would be able to significantly reduce related selling, general and administrative costs to a level that would allow for profitability for the respective segments. Based on these triggering events, and after evaluating the related undiscounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” it was determined that such cash flows on an undiscounted basis would be

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed fully impaired and the Company recognized a charge of $19.9 million representing all goodwill, indefinite life and finite life intangible assets related to EMEA at March 31, 2002. The charge is a component of asset impairment charges as recorded in the Company’s operating expenses for the twelve months ended December 31, 2002. Approximately $16.2 million relates to the business consulting segment and $3.7 million to the design and deployment segment.

(b) SFAS No. 142 Transitional and Annual Impairment Tests

In accordance with the provisions of SFAS No. 142, the first step of the goodwill impairment test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. Management believes that the assumptions made for these analyses are reasonable and consistent. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment. Consequently, the second step of the impairment test was not required.

The Company completed its annual impairment test as required under the provisions of SFAS No.142.  During the fourth quarter of 2002, the Company documented and measured the carrying value of all related goodwill, finite and indefinite life intangible assets and determined that there did not exist any indication of impairment as of December 31, 2002. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

SFAS No. 142 requires disclosure of what reported net income or loss and related per-share amounts would have been in periods prior to the adoption of SFAS No. 142 exclusive of amortization expense and any related tax effects, related to goodwill and other indefinite life intangible assets. Accordingly, the Company has presented below for comparability purposes “As Adjusted” financial results for the twelve months ended December 31, 2001. The following is a reconciliation from reported to “As Adjusted” net loss and net loss per common share:

	Twelve Months Ended December 31, (in millions, except per share amounts)

	2001 Reported	Adjustments	2001 As Adjusted	2002

Depreciation and amortization	$21.6	$(10.1)	$11.5	$7.8

Operating loss	$(71.5)	$10.1	$(61.4)	$(54.7)

Provision (benefit) for income taxes	$(15.0)	$2.0	$(13.0)	$10.1

Net loss	$(60.1)	$8.1	$(52.0)	$(63.9)

Net loss per common share – basic and diluted	$(1.31)	$0.18	$(1.13)	$(1.33)

Weighted average common shares outstanding – basic and diluted	45.9	45.9	45.9	48.1

Note 3.	Significant Transactions

(a) Loss on Unused Office Space

During the second quarter of 2001, the Company recorded an accrual for $1.4 million related to an estimated loss on unused office space based on management’s assessment of the existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company’s vacant properties.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

During the first quarter of 2002, the Company’s operating results reflected a continued lack of improvement in the financial markets and economic environment of the telecommunications industry. Furthermore, it was determined that the prior significant growth in several metropolitan markets had resulted in a surplus of commercial lease space. This surplus of available office space has hindered the Company’s ability to sublease its existing unused office space. As a result, management re-assessed the market conditions surrounding its unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of its related operating lease expenses. As a result, the Company calculated the estimated loss on unused office space to increase by approximately $10.0 million during the quarter ended March 31, 2002. The Company periodically evaluates the adequacy of this accrual and the related variables and assumptions used to calculate the estimated loss on unused office space. The accrual for loss on unused office space as of December 31, 2002 was $9.4 million, net of cumulative lease payments totaling approximately $1.6 million which have been charged to the accrual.

(b) Shut Down of Network Operations Center (NOC)

Based on the continued negative results of operations from the Company’s NOC subsidiary and economic conditions as of March 31, 2002, management approved and committed the Company to an Exit Plan for this legal subsidiary effective March 31, 2002. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, the Company recorded certain charges related to this exit plan (all charges are deemed incremental and not related to the ongoing operations of the facility during the “exit period”). Fixed assets with net book value of $0.8 million were disposed of as of March 31, 2002. These assets included certain electronic equipment and leasehold improvements with no readily determinable salvage value. The total amount disposed is recorded as a component of asset impairment charges for the quarter ended March 31, 2002. A charge totaling $0.3 million, related to severance and contract termination costs that were deemed incremental costs associated with the shut down of the NOC, was recognized as a component of selling, general and administrative expenses during the quarter ended March 31, 2002. The Company’s management executed the final steps relating to its exit plan whereby, effective November 1, 2002, all remaining customer contracts and employees were terminated and the business ceased operations.  At December 31, 2002, the balance of the accruals for legal and contract termination costs approximated $0.3 million.

(c) Allowance for Doubtful Accounts

Certain of the Company’s customers continue to face a challenging financial and operating environment due to the volatile capital markets and uncertain economic conditions both domestically and internationally within the wireless telecommunications industry. As a result, and pursuant to the Company’s periodic assessment regarding the expected collectibility of its trade account receivable balances (billed and unbilled), certain additional amounts were identified as potentially uncollectible during 2002. Based on this analysis, the Company increased its allowance for doubtful accounts by $9.6 million during the twelve months ended December 31, 2002. A significant portion of these allowances relates to estimates for trade receivable balances in Latin America due to the ongoing economic volatility in this region and associated risk to the Company.

During the third quarter ended September 30, 2002, the Company settled its outstanding claim with Metricom, Inc. and subsequently sold its entire rights to the Metricom claim to a consortium of bankruptcy claims brokers. The Company received net proceeds of $1.7 million resulting in a net reduction to bad debt expense (a component of selling, general and administrative expenses). The Company had provided an allowance for the entire receivable balance when Metricom, Inc. filed for bankruptcy protection during the second quarter of 2001. As a result of the settlement, the entire trade receivable balance of $13.9 million was written off against the corresponding allowance for doubtful accounts.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(d) Valuation Allowance on Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon a revision to the projections for future taxable income during the quarter ended March 31, 2002, management increased the valuation allowance on deferred tax assets, resulting in the recognition of a provision for income tax expense during the period. The increase in valuation allowance applies to all U.S. (federal and state) and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences. As of December 31, 2002, management deems the current valuation allowance on deferred tax assets to be sufficient based upon current projected future taxable book income.

Note 4.	Prior Acquisitions

The Company previously accounted for acquisitions in accordance with Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and related interpretations. Although there were no acquisitions during 2001 and 2002, future acquisitions will be accounted for in accordance with SFAS No. 141 “Business Combinations,” effective July 1, 2001, which superseded APB Opinion No. 16 and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”.

(a) WFI de Mexico (“WFIM”)

On September 18, 1998, the Company formed and acquired an 88% ownership interest in a Mexican subsidiary (WFIM). WFIM acquired all the assets of Cable and Wireless Services, S.C., a Mexican wireless communications company. Consideration for the acquisition consisted of $0.1 million in cash. The remaining 12% of WFI de Mexico’s stock was held by directors and the General Manager of WFIM pursuant to Restricted Stock Agreements which permit WFIM to repurchase and transfer such shares upon the occurrence of certain events.

On January 21, 2000, the Company acquired all but 2.5% of the minority ownership interest in WFIM from the General Manager of that subsidiary. The acquisition was made under the terms of a Restricted Stock Agreement, pursuant to which the Company issued 0.4 million shares of common stock valued at $18.2 million in exchange for shares in WFIM. The acquisition price was allocated first to reduce the General Manager’s minority interest, with the excess of $17.9 million recorded as goodwill, which was being amortized over 20 years through December 31, 2001. The remaining net book value of goodwill was $16.1 million as of December 31, 2001 and 2002. This goodwill was subjected to evaluation for impairment under the transitional and annual provisions of SFAS No. 142 effective January 1, 2002. Based on such evaluation and related analysis, the Company determined that no impairment existed during the transitional and annual impairment tests. Furthermore, there existed no triggering events as of December 31, 2002, indicating impairment. The General Manager is the brother of the Chairman and the Chief Executive Officer of the Company. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations and earnings previously allocated to minority owners are included in the Company’s consolidated financial statements from the acquisition date.

(b) The Walter Group, Inc. (“TWG”)

On January 11, 2000, the Company acquired TWG, a Washington corporation and a privately-held provider of management consulting and network development services to the wireless communications market. Consideration consisted of $5.6 million in cash and approximately 95,000 shares of the Company’s common stock valued at $4.1 million. The Company accounted for this acquisition using the purchase method of accounting. Thus, results of operations from this acquired entity are included in the Company’s consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $7.7 million was recognized in the transaction and was being amortized over ten years through December 31, 2001. During the second quarter of fiscal 2001, an impairment analysis was performed which resulted in the write-off of $6.5 million of goodwill in accordance with SFAS No. 121. As

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

of December 31, 2001 and 2002, the remaining net book value of goodwill was approximately $0.1 million and $0.9, respectively. This goodwill was evaluated for impairment under the transitional and annual provisions of SFAS No. 142 effective January 1, 2002. The Company determined that no impairment existed during the transitional and annual impairment tests. Furthermore, there are no triggering events as of December 31, 2002, indicating impairment. Acquired identifiable intangible assets of $1.6 million consisted of non-compete covenants and an assembled workforce and were being amortized over two to five years. During the second quarter of fiscal 2001, in connection with the impairment analysis performed, the lives of the remaining intangibles were evaluated, which resulted in a reduction of the useful life for assembled workforce from five to three years. As of December 31, 2001, the remaining net book value for assembled workforce was $0.8 million, and was reclassified to goodwill effective January 1, 2002, according to the provisions of SFAS No. 142. The identifiable assets related to non-compete covenants were fully amortized as of December 31, 2001.

(c) Network Operations Center

On March 13, 2000, the Company acquired the assets of a network operations center and business segment from Ericsson Inc. for $6.3 million in cash. The center is located in Dallas, Texas. The Company accounted for this acquisition using the purchase method of accounting. The results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.0 million was recognized in the transaction and was being amortized over seven years. During the second quarter of 2001, an impairment analysis was performed which resulted in the write-off of the remaining net book value of goodwill of $0.8 million, in accordance with SFAS No. 121. Acquired identifiable intangible assets of $3.4 million consisted primarily of customer relationships and an assembled workforce and were being amortized over two to five years. As a result of the impairment analysis, the remaining net book value of customer relationships and assembled workforce was determined to be impaired and fully written off in accordance with SFAS No. 121 as of December 31, 2001.

As described in Note 3, the Company’s management executed the final steps relating to its Exit Plan whereby, effective November 1, 2002, all remaining customer contracts and employees were terminated and the business ceased operations.

(d) Comcor Advisory Services (“Comcor”)

On April 25, 2000, the Company acquired the assets of Comcor, a privately-held provider of site development services to the wireless mobility and broadband wireless communications market. The Company paid $5.4 million in cash as well as issued approximately 21,000 shares of the Company’s common stock valued at $1.8 million to Comcor shareholders for the acquisition. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $6.6 million was recognized in the transaction and was being amortized over ten years. During the second quarter of fiscal 2001, an impairment analysis was performed which resulted in the write-off of $1.5 million of goodwill, in accordance with SFAS No. 121. As of December 31, 2001 and 2002 the remaining net book value of goodwill was approximately $4.0 million and $4.4 million, respectively. This goodwill was evaluated for impairment under the transitional and annual provisions of SFAS No. 142 effective January 1, 2002. The Company determined that no impairment existed during the transitional and annual impairment tests. Furthermore, there are no triggering events as of December 31, 2002, indicating impairment. Acquired identifiable intangible assets of $0.6 million consisted primarily of an assembled workforce and was being amortized over five years. As of December 31, 2001, the remaining net book value of assembled workforce was approximately $0.4 million and was transferred to goodwill effective January 1, 2002, according to the definitions and guidelines of SFAS No. 142. The Company accounted for this acquisition using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(e) Diverse Networks, Inc. (“DNI”)

On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% percent interest in DNI, a private company that provides network management and data center services. In conjunction with the acquisition, the Company received a warrant for the rights to purchase up to a 50% interest in DNI over five years. The warrant is exercisable after May 24, 2001, or upon the occurrence of a material event as defined in the warrant agreement. The number of shares and exercise price for the warrant is dependent upon revenues earned by contracts and agreements provided to DNI by the Company. Exercise of the warrant may be effected by cash or by using a net issue exercise feature. The warrant may be exercised in total or in part, and is assignable and transferable prior to any first exercise. As of December 31, 2002 the Company has not exercised its rights under the provisions applicable to the warrants. This investment has been accounted for under the equity method of accounting due to the presence of significant influence that is deemed to exist based on the material level of existing contracts that WFI holds with DNI.

(f) Davis Bay, LLC

On June 26, 2000, the Company acquired the assets of Davis Bay, LLC, a Washington State limited liability company, for $3.0 million in cash and approximately 49,000 shares of the Company’s common stock valued at $2.4 million(deemed to represent initial consideration). The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date.

Included in the asset purchase agreement was an earn-out provision whereby the Company agreed to pay Davis Bay’s selling shareholders’ additional consideration contingent on certain quarterly earnings results from existing and potential future contracts secured by Davis Bay for the Company and executed within 18 months of the acquisition date. Earn-out payments, were paid quarterly over the life of the eligible contracts, in stock. These payments were capped at $20.0 million. As of December 31, 2000, the Company recorded $9.5 million in additional goodwill as a result of the earn-out provision consisting of approximately 0.2 million shares of the Company’s common stock. The majority of these shares were issuable in the first quarter of 2001 and were recorded as a liability as of December 31, 2000. The excess purchase price paid over the fair value of the tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $11.6 million was recognized as of December 31, 2000 related to the transaction, and was being amortized over ten years.

During the six months ended June 30, 2001, $10.5 million in additional goodwill was recorded under the earn-out provision, bringing the total earn-out up to the $20.0 million allowed under the contract. During the second quarter of fiscal 2001, in connection with the impairment analysis performed, the lives of the remaining intangibles were evaluated, which resulted in a reduction of the useful life for goodwill from 10 to 5 years, pursuant to guidelines of SFAS No. 121. Effective September 27, 2001, Davis Bay and the Company executed a second amendment to the original asset purchase agreement that replaced the remaining, unpaid earn-out with a final earn-out equal to 1,638,838 shares of the Company’s common stock issued at the then current market value. Accordingly, the estimated liability of common stock to be issued related to the earn-out agreement decreased from $10.5 million as of June 30, 2001 to $7.3 million as of September 30, 2001, resulting in a corresponding reduction in goodwill of $3.2 million. On October 17, 2001, 1,638,838 shares of the Company’s common stock were issued to Davis Bay. Acquired identifiable intangible assets of $1.0 million consisted of an assembled workforce and purchased technology and were being amortized over three to five years. As of December 31, 2001, the net book value of goodwill and acquired identifiable assets related to assembled workforce were approximately $15.6 million and $0.4 million, respectively. On January 1, 2002, the remaining net book value of assembled workforce was reclassified to goodwill in accordance with the provisions of SFAS No. 142. This goodwill was evaluated for impairment under the transitional and annual provisions of SFAS No. 142 effective January 1, 2002. The Company determined that no impairment existed during the transitional and annual impairment tests. Furthermore, there existed no triggering events as of December 31, 2002, indicating impairment. The net book value of goodwill as of December 31, 2002 was $16.0 million.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(g) CommVerge Solutions, Inc.

On July 21, 2000, the Company acquired convertible preferred stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting.  The balance at December 31, 2002, classified on the consolidated balance sheet under the caption Investment in Unconsolidated Affiliates totaled $5.0 million.

(h) Questus, Ltd.

On August 29, 2000, the Company acquired all of the outstanding capital stock of Questus, Ltd., a private limited company incorporated in the United Kingdom. Consideration consisted of $10.6 million in cash, approximately 0.2 million shares of the Company’s common stock valued at $10.3 million, and promissory notes to one selling shareholder totaling $1.5 million. Included in the purchase were Questus’ wholly owned subsidiaries, Questus Scandinavia, A.B., incorporated in Stockholm Sweden, and Questus GmbH, incorporated in Vienna, Austria. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $14.0 million was recognized in the transaction and was being amortized over ten years. As of December 31, 2001, the net book value of goodwill was approximately $12.7 million. Acquired identifiable intangible assets of $6.8 million consisted primarily of customer relationships, purchased technology, and trade names and were being amortized over two to five years.

The entire remaining net book value of goodwill and other intangible assets related to this acquisition was deemed impaired and written off during the first quarter of 2002. See Note 2(a) for more detailed discussion.

Under the agreement for the sale and purchase of the entire issued share capital of Questus Limited, the Company agreed to issue additional stock to the former Questus shareholders if the value of our common stock decreased to less than the lower collar amount, which is equivalent to 50% of the price at which the shares were originally issued pursuant to the agreement. As of August 29, 2001, the last day of the escrow period, based on the calculation set forth in the agreement, the Company’s stock price was less than the lower collar amount, which triggered the payment of additional shares of our common stock under the agreement. Pursuant to the agreement, the Company issued an aggregate of 146,806 shares of its common stock based on this lower collar adjustment in December 2001.

(i) Telia Contracting AB

On October 12, 2000, the Company acquired all of the outstanding capital stock of Telia Contracting, AB of Gothenburg, Sweden, a subsidiary of Telia AB in Sweden. Consideration consisted of $7.8 million in cash. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.8 million was recognized in the transaction and was being amortized over ten years. Acquired identifiable intangible assets of $5.5 million consisted primarily of customer relationships, an assembled workforce and purchased technology and were being amortized over two to five years. As of December 31, 2001, the remaining net book value for goodwill and assembled workforce was $1.6 million and $0.5 million, respectively.

The entire remaining net book value of goodwill and other intangible assets related to this acquisition was deemed impaired and written off during the first quarter of 2002. See Note 2(a) for detailed discussion.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(j) Telia Academy AB

On December 4, 2000, the Company acquired the assets of Telia Academy AB, a limited liability company organized under the laws of Sweden. Consideration consisted of $2.2 million in cash. The acquisition was accounted for as a purchase. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $1.2 million was recognized in the transaction and was being amortized over seven years. Acquired identifiable intangible assets of $0.7 million consisted primarily of customer relationships and an assembled workforce and were being amortized over one to ten years. During the second quarter of fiscal 2001, an impairment analysis was performed which resulted in the write-off of the remaining net book value of goodwill and acquired identifiable intangible assets of $1.1 million and $0.6 million, respectively, in accordance with SFAS No. 121.

The following summary presents pro forma consolidated results of operations for the year ended December 31, 2000 as if the acquisitions described above had occurred at the beginning of the year ended December 31, 2000, and includes adjustments that are directly attributable to the transaction or were expected to have a continuing impact on the Company. Adjustments to revenues and cost of revenues were derived from the available financial information by estimating the monthly operating revenue or expense and pro-rating for the period of time such operations were excluded from the Company’s financial results for the periods presented.

The pro forma results are for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future (all amounts except per share amounts are in millions).

2000

Pro forma revenue	$268.9
Pro forma operating income	$48.2
Pro forma net income	$28.7
Pro forma net income per common share:
Basic	$0.68
Diluted	$0.57

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Note 5.	Balance Sheet Details

          The consolidated balance sheets consist of the following at December 31, 2001 and 2002 (in millions):

	2001	2002

Accounts receivable, net:
Billed	$58.4	$39.2
Unbilled	46.1	32.0

	104.5	71.2
Allowance for doubtful accounts	(16.0)	(10.7)

Total accounts receivable, net	$88.5	$60.5

Contract management receivables, net:
Billed	$5.8	$2.3
Unbilled	2.4	1.6

	8.2	3.9
Allowance for doubtful accounts	(2.3)	(1.5)

Total contract management receivables, net	$5.9	$2.4

Long-lived assets:
Property and equipment, net:
Computer equipment	$29.7	30.7
Furniture and office equipment	3.1	5.1

	32.8	35.8
Accumulated depreciation and amortization	(13.8)	(22.8)

Total property and equipment, net	19.0	13.0

Goodwill, net:
Goodwill	69.0	63.0
Accumulated amortization	(14.6)	(21.4)

Total goodwill, net	54.4	41.6

Other intangibles, net:
Customer relationships	8.4	0.1
Assembled workforce	3.4	0.6
Purchased technology	3.6	—
Trade names	0.5	0.5
Noncompete covenants	0.5	0.5
Other	0.3	0.1

	16.7	1.8
Accumulated amortization	(8.1)	(1.8)

Total other intangibles, net	8.6	—

Investments in unconsolidated affiliates:
CommVerge, Inc.	5.0	5.0
Diverse Networks, Inc.	3.4	3.2

Total investments in unconsolidated affiliates	8.4	8.2

Total long-lived assets	$90.4	$62.8

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Note 6.	Notes Payable and Other Financing Arrangements

(a)	Credit Agreement

As of December 31, 2001, $33.0 was outstanding under the Company’s line of credit with a weighted average interest rate of 6.40%. The line of credit was scheduled to expire in February 2004 but was repaid and terminated on May 31, 2002. Prior to the termination of the line of credit agreement, loans under this line of credit bore interest, at the Company’s discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 2.50%, the (“base rate margin”), or (ii) at the London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.75% to 3.50%, the (“LIBOR rate margin”). The line of credit was secured by substantially all of the Company’s assets. The line of credit agreement contained restrictive covenants, which, among other things, required maintenance of certain financial ratios. On July 19, 2001, the Company executed an amendment to its line of credit agreement, which among other items, changed the minimum EBITDA covenant to exclude unusual charges up to a specified amount with respect to the first and second quarters of fiscal 2001. On December 31, 2001, the Company executed a second amendment to our line of credit agreement, which amended certain financial covenants for 2002, reduced the aggregate commitment from $100 million to $80 million and waived the requirement for compliance for two financial covenants as of December 31, 2001. As such, the Company was in compliance with all required covenants as of December 31, 2001.

(b)	Note Payable to Financial Institutions

In December 1999, the financial institutions who were parties to the line of credit agreement entered into an intercreditor agreement with the Company, which provided for the issuance of notes payable not to exceed $1.0 million, secured by substantially all of the Company’s assets. On February 24, 2000, the Company executed a $1.0 million note payable under this agreement, payable ratably through February 2005 at a 9% interest rate. At December 31, 2001, the Company had outstanding borrowings of $0.6 million under this note payable. This note was repaid in full during 2002.

(c)	BCI Notes Payable

In January 1999, the Company issued notes payable in consideration for the BCI acquisition. These notes had a carrying value of $0.9 million at December 31, 1999. The notes were due in January 2001 and bore interest at 9.62%. These notes were repaid in full during 2000.

(d)	Questus Notes Payable

In consideration for the acquisition of Questus (see Note 4), the Company issued promissory notes to a selling shareholder totaling $1.5 million, secured by a standing letter of credit. These notes bore interest at LIBOR plus 1% and were due on April 30, 2002. The notes were repaid in full in 2001.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Note 7.	Lease Commitments

The Company leases certain equipment under capital leases with interest rates ranging from 2.5% to 16.3% that expire at various dates through 2005. The Company also leases certain facilities and equipment under operating leases having terms expiring at various dates through 2010. Future minimum lease payments under capital and operating leases as of December 31, 2002 are as follows (in millions):

	Capital Leases	Net Operating Leases

Year ending December 31,
2003	$2.5	$3.9
2004	0.4	3.6
2005	0.2	3.3
2006	—	2.1
2007	—	2.3
Thereafter	—	5.9

Total future minimum lease payments	3.1	$21.1

Less amount representing interest	(0.2)

Present value of capital lease obligations	2.9
Less current portion	(2.3)

Long-term capital lease obligations	$0.6

Equipment recorded under capital leases approximated $13.9 million and $9.4 million, with accumulated amortization of $5.7 million and $6.9 million as of December 31, 2001 and 2002, respectively.

There exists approximately $2.2 million of sublease income (pursuant to terms of sublease agreements) that offsets future minimum lease payments as of December 31, 2002. Rent expense under operating leases for the years ended December 31, 2001 and 2002 was $6.4 million and $5.5 million, respectively. Total sublease income netted against rent expense for the years ended December 31, 2001 and 2002 was $0 and $0.4 million, respectively.

The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. The Company has recorded deferred rent, included in accrued expenses, of $0.5 million and $1.2 million at December 31, 2001 and 2002, respectively, to reflect the excess of rent expense over cash payments since inception of the lease.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Note 8.	Income Taxes

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2000, 2001 and 2002 is comprised of the following (in millions):

	2000	2001	2002

Domestic	$30.7	$(57.3)	$(6.5)
Foreign	21.4	(17.8)	(47.3)

	$52.1	$(75.1)	$(53.8)

The provision (benefit) for income taxes for the years ended December 31, 2000, 2001 and 2002 is comprised of the following (in millions):

	2000	2001	2002

Current:
Federal	$1.7	$0.6	$—
State	0.4	0.3	0.3
Foreign	4.1	0.4	(0.2)

	$6.2	$1.3	$0.1

Deferred:
Federal	$8.5	$(14.9)	$8.8
State	1.5	(1.8)	2.0
Foreign	4.1	0.4	(0.8)

	14.1	(16.3)	10.0

	$20.3	$(15.0)	$10.1

A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income tax provision (benefit) for the years ended December 31, 2000, 2001 and 2002 is as follows (in millions):

	2000	2001	2002

Income tax expense (benefit) at federal statutory rate	$18.3	$(26.2)	$(18.8)
State taxes, net of federal tax benefit	1.2	(1.0)	1.5
Foreign taxes	0.5	7.0	16.3
Amortization of goodwill and other intangibles	0.7	1.0	—
Increase in federal valuation allowance	—	3.3	11.0
Other, net	(0.4)	0.9	0.1

	$20.3	$(15.0)	$10.1

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2002 are as follows (in millions):

	2001	2002

Deferred tax assets:
Allowance for doubtful accounts	$6.9	$2.1
Sundry accruals	—	3.7
Vacation accrual	0.9	1.0
Goodwill and other intangibles, principally due to differences in amortization	6.6	6.2
Net operating loss carryforwards	10.0	30.5
Foreign tax credit carryforwards	4.6	4.1
Other	0.7	—

	29.7	47.6
Valuation allowance	(12.2)	(37.0)

Total deferred tax assets, net of allowance	17.5	10.6

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1.6)	(1.4)
Unearned revenue (accrued, but not invoiced)	(5.1)	(6.3)
Foreign deferred tax liability	(0.8)	(4.5)

Total deferred tax liabilities	(7.5)	(12.2)

Net deferred tax asset (liability)	$10.0	$(1.6)

At December 31, 2002, the Company had federal tax loss carryforwards of $41.1 million and foreign tax credit carryforwards of $4.1 million, which expire beginning in 2020 and 2004, respectively. In addition, the Company has foreign tax loss carryforwards of $21.4 million in the United Kingdom, $12.6 million in Mexico, $6.7 million in Sweden and $2.0 million in Brazil, respectively.

In assessing the realizability of deferred tax assets, management considers whether sufficient risk exists that would cause the future inability to realize a portion or all of the deferred tax assets. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will not realize a significant portion of the deferred tax assets as of December 31, 2002.  As such, the Company has recorded a corresponding valuation allowance totaling $37.0 million as of December 31, 2002 to reflect the estimated amount of deferred tax assets that may not be realized. A valuation allowance of $4.1 million, included in the $37.0 million valuation allowance, has been recorded due to the expiration of foreign tax credit carryforwards after consideration of stock option deductions available for tax return purposes. The total increase to the valuation allowance during the year ended December 31, 2002 was $24.8 million, and was based upon expected deferred asset recoverability resulting from a downward revision in projected future taxable income.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.

Note 9.	Stockholders’ Equity

(a)	Common Stock

In November 1999, the Company completed an initial public offering of 4.6 million shares of common stock. Prior to the initial public offering, there was no public market for the Company’s Common Stock. The net proceeds of the offering, after deducting applicable underwriting discounts and offering expenses, were approximately $61.9 million.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

(b)	Preferred Stock

On August 8, 1998, the Company issued 1.7 million shares of Series A Convertible Preferred Stock in a private placement for $21.0 million. Upon closing of the Company’s initial public offering, all outstanding shares of Series A Preferred Stock were converted into 5.1 million shares of Common Stock.

In February 1999, the Board of Directors authorized the issuance of up to 2.8 million shares of par value $0.01 Series B Preferred Stock. Shortly thereafter, the Company sold 2.7 million Series B Convertible Preferred Stock for $15.0 million, or $5.50 per share. Upon closing of the Company’s initial public offering, all outstanding shares of Series B Preferred Stock were converted into 2.7 million shares of Common Stock.

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

In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company and to a brother of the Chairman and Chief Executive Officer of the Company. The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share.

(c)	Common Stock Warrants

In February 1997, the Company issued warrants to purchase 0.3 million shares of Common Stock at an exercise price of $0.93 per share to two Company directors. One-third of these warrants vested at the date of issuance and then annually for the following two years. In February 1998, the Company issued warrants to purchase 1.2 million shares of Common Stock at an exercise price of $1.58 per share to two Company directors. One-third of these warrants vested at the date of issuance, and then annually for the following two years. At December 31, 2000, a total of 0.9 million warrants were outstanding. At December 31, 2001 and 2002, no warrants remained outstanding as all 0.9 million warrants were exercised during 2001.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

In connection with the acquisition of BCI in January 1999, the Company issued 0.2 million common stock warrants exercisable at $4.16 per share. These warrants vested 25% on June 1, 1999, December 1, 1999, June 1, 2000, and December 1, 2000 and expire one year after their respective vesting date. In June 2000, these warrants were exchanged for new warrants with the same economic terms other than the addition of a net exercise provision. During 2000, the outstanding warrants related to the BCI acquisition were partially exercised using the net exercise provision contained in the warrants, and the remaining 0.1 million warrants were exercised by reducing the outstanding balance of the note payable related to the acquisition. No warrants were outstanding as of December 31, 2001 and 2002.

(d)	Stock Option Plans

During the years ended 1997, 1999 and 2000, the Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”), the 1999 Equity Incentive Plan (the “1999 Plan”) and the 2000 Non-statutory Stock Option Plan (the “2000 Plan”), respectively. Stock options granted under the 1997 Plan and 1999 Plan may be incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. The Company ceased making grants under the 1997 Plan upon completion of its initial public offering. The 2000 Plan permits the grant of non-statutory stock options, which are exercisable for a period following the date of grant as determined by the Board of Directors, generally ten years. Stock option exercise prices for the 1997 Plan, 1999 Plan and 2000 Plan must be equal to or greater than the fair market value of the common stock on the grant date. A total of 7.5 million, 13.9 million, and 6.5 million shares of common stock have been authorized for issuance under the 1997 Plan, 1999 Plan and 2000 Plan, respectively.

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its 1997 Plan, 1999 Plan and 2000 Plan. All options granted in 2000, 2001 and 2002 were at or above fair market value on the date of grant.

During 2001, the Company’s Board of Directors approved a voluntary stock option cancel and regrant program for employees. The program provided employees with the opportunity to cancel all of their existing and outstanding stock options granted to them on or after September 30, 2000 and before March 30, 2001, and some or all of their existing and outstanding stock options granted to them prior to September 30, 2000, in exchange for a new option grant for an equal number of shares to be granted at a future date. The new options were to be issued no earlier than six months and one day after the cancellation date of March 30, 2001, and the exercise price of the new options was to be based on the trading price of the Company’s Common Stock on the date of the new option grants. Under the program, participating employees could select their regrant date to be October 1, 2001, October 22, 2001 or November 12, 2001. A total of 5,221,577, 10,852 and 16,415, options were regranted with exercise prices of $4.47, $6.12 and $5.35 on October 1, 2001, October 22, 2001 and November 12, 2001, respectively. The exchange program was designed to comply with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Stock option transactions are summarized below:

	1997 Plan	Weighted average exercise price	1999 Plan	Weighted average exercise price	2000 Plan	Weighted average exercise price

Outstanding at December 31, 1999	6,775,347	$6.74	192,487	$47.44	—	$—
Granted	—	—	5,977,752	52.81	1,725,419	45.00
Exercised	(2,357,930)	4.03	(274)	32.75	—	—
Cancelled	(663,765)	11.51	(551,954)	54.70	(21,589)	48.90

Outstanding at December 31, 2000	3,753,652	$7.64	5,618,011	$52.44	1,703,830	$44.95
Granted	—	—	6,668,374	4.66	2,117,353	8.00
Exercised	(567,309)	3.91	(103,337)	4.66	(28,328)	4.40
Canceled	(632,474)	11.37	(5,312,862)	45.75	(1,985,459)	38.91

Outstanding at December 31, 2001	2,553,869	$7.55	6,870,186	$11.90	1,807,396	$10.49
Granted	79,251	4.23	1,692,253	4.23	3,556,669	4.29
Exercised	(210,661)	2.64	(607,830)	4.02	(261,580)	4.36
Cancelled	(265,087)	11.26	(1,029,370)	12.90	(790,993)	8.46

Outstanding at December 31, 2002	2,157,372	$7.37	6,925,239	$10.46	4,311,492	$6.09

Balance exercisable at December 31, 2002	1,844,841	$6.90	3,930,851	$10.71	2,949,949	$5.83

The following table summarizes information as of December 31, 2002 concerning options outstanding and exercisable:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining life	Weighted average exercise price	Weighted number exercisable	Weighted Average exercise price

$1.33-2.00	460,318	5.13	$1.83	460,318	$1.83
3.58-4.47	9,657,273	8.76	4.26	6,288,753	4.28
4.50-5.62	684,962	8.28	5.28	233,944	5.44
5.70-8.50	959,927	7.10	7.63	706,794	8.05
10.00-15.00	541,347	6.72	13.22	395,429	13.25
22.50-32.19	173,774	7.99	29.22	94,296	29.01
32.75-47.88	308,277	7.31	42.83	172,087	42.46
48.13-61.00	559,564	7.67	56.07	343,911	55.99
66.00-87.56	34,951	7.61	74.57	20,683	74.65
132.06-132.06	13,710	7.21	132.06	9,426	132.06
$1.33-$132.06	13,394,103	8.31	$8.52	8,725,641	$8.26

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Employee Stock Purchase Plan

In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1.85 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company’s initial public offering.

Unless otherwise determined by the board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the board) for at least 20 hours per week and are customarily employed by the Company (or a subsidiary designated by the board) for at least 5 months per calendar year.

Employees who participate in an offering may have up to 15% of their earnings for the period of that offering withheld pursuant to the Purchase Plan. The amount withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date will equal the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. From the Purchase Plan’s inception through December 31, 2002, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 1,272,097.

Note 10.	Employee Benefit Plan

In 1996, the Company implemented a 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. The Company made no contributions in 2000, 2001 or 2002.

Note 11.	Significant Customers

The Company had sales to one customer who comprised 22% of the Company’s total revenues for the year ended December 31, 2000. At December 31, 2000, accounts receivable from this customer totaled $8.9 million.

The Company had sales to three separate customers which comprised 11%, 11% and 10% of the Company’s total revenues for the year ended December 31, 2001. At December 31, 2001, accounts receivable from these customers totaled $3.1 million, $7.3 million and $26.9 million, respectively.

The Company had sales to one customer who comprised 36% of the Company’s total revenues for the year ended December 31, 2002. At December 31, 2002, accounts receivable due from this customer totaled $19.6 million.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Note 12.	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.

Prior to the year ended 1999, the Company provided only design and deployment service. In 1999, the Company added network management and business consulting services. Due to the nature of these services, the amount of capital assets used in providing services to customers is minor. Revenue and operating income (loss) provided by the Company’s segments for the years ended December 31, 2000, 2001 and 2002 are as follows (in millions):

	2000	2001	2002

Revenues:
Design and deployment	$205.6	$159.5	$143.5
Network management	42.7	40.4	38.3
Business Consulting	7.6	7.3	5.2

Total revenues	$255.9	$207.2	$187.0

Operating income (loss):
Design and deployment	$38.9	$(59.1)	$(28.9)
Network management	10.7	(11.2)	(8.5)
Business Consulting	2.4	(1.2)	(17.3)

Total operating income (loss)	$52.0	$(71.5)	$(54.7)

Revenues generated by geographic segment for the years ended December 31, 2000, 2001 and 2002 are as follows (in millions):

	2000	2001	2002

United States	$183.7	$141.6	$155.3
EMEA	18.0	22.5	13.7
Latin America	54.2	43.1	18.0

Total revenues	$255.9	$207.2	$187.0

Long-lived assets by geographic region for the years ended December 31, 2000, 2001 and 2002, which include property and equipment, goodwill, other intangibles and investments from unconsolidated affiliates, are as follows (in millions):

	2000	2001	2002

United States	$80.8	$66.6	$60.6
EMEA	29.2	21.9	0.8
Latin America	1.1	1.9	1.4

Total long-lived assets	$111.1	$90.4	$62.8

See Note 5 for detail of long-lived assets.

Note 13.	Related Party Transactions

During 2001 and 2002, the Company’s Latin American subsidiaries, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. (“JFR”) and its related affiliates (collectively, “JFR and affiliates”). Jalil Tayebi, a brother of Masood K. Tayebi, the Chairman and the Chief Executive Officer of the Company, holds a majority ownership interest in each of these entities. The primary business purpose for transacting business with JFR and affiliates relates to obtaining improved service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during 2001 and 2002 for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. Additionally, during 2001 JFR contracted with Wireless

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts. The total net amount owed to JFR as of December 31, 2002 is $0.5 million for services under these related party contracts. The prices under these contracts were based on arms-length negotiations.  The Company believes that the terms under these contracts are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services. At December 31, 2002, except as noted above, there exists no other commitments or guarantees between JFR and affiliates and the Company.

In April 2001, WFI entered into a Strategic Teaming Agreement with GlobTel Holdings, Ltd. (GlobTel), to market telecommunications outsourcing services in the Middle East on a non-exclusive basis. GlobTel is significantly owned by Massih Tayebi, a brother of Masood K. Tayebi, and former Chairman of the Company. In August 2001, WFI and GlobTel executed a Master Service Agreement whereby WFI or its designated affiliates would perform telecommunications outsourcing services. In August 2002, WFI Ltd., a wholly-owned subsidiary of the Company, commenced an engagement for GlobTel pursuant to the Master Services Agreement (MSA) entered into in August 2001. The total contract value of executed work orders as of December 31, 2002 between the Company and GlobTel is approximately $1.3 million.  The Company has recorded approximately $0.4 million total revenues and has received approximately $0.3 million from GlobTel for services provided under this agreement during the twelve months ended December 31, 2002. As of December 31, 2002, there was $0.1 million outstanding trade receivable balances from GlobTel. WFI and GlobTel continue to pursue future opportunities. If GlobTel is successful in securing new customer contracts in the foreseeable future, and WFI is selected to procure services pursuant to such contracts and the MSA, management expects WFI will recognize increased revenue, trade receivable balances and cash activity from GlobTel. The prices under these contracts were based on arms-length negotiations.  The Company believes that the terms under this contract are comparable to amounts that the Company could have negotiated under contracts with unaffiliated third parties for such services. At December 31, 2002, except as noted above, there exist no other commitments or guarantees between GlobTel and the Company.

In June 2001, WFI received a payment for $0.5 million from BridgeWest LLC, a privately-held investment group,  representing a prepayment for future engineering services to be provided by WFI to BridgeWest LLC. BridgeWest LLC is significantly owned by Masood K. Tayebi, the Chairman and Chief Executive Officer of the Company, Massih Tayebi, a brother of Masood K. Tayebi and former Chairman of the Company, and Sean Tayebi, also a brother of Masood K. Tayebi. As of December 31, 2002, approximately $0.4 million remains as a net obligation from WFI to BridgeWest LLC. The price of the engineering services was agreed upon through arms-length negotiations.

In October 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. Subject to certain exceptions, the Series A Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company below $5.50 per share would trigger the anti-dilution protection for the Series A Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series A Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $3.77 per share. Since the anti-dilution protection clause of the Series A Convertible Preferred Stock was triggered by the Company’s issuance of Series B Convertible Preferred Stock, the holders of Series A Convertible Preferred Stock are entitled to receive, in the aggregate, an additional 636,300 shares of Common Stock upon future conversion based on a reduction in the Common Stock conversion price from $5.50 to $5.00 per share.

In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company and to a brother of the Chairman and Chief Executive Officer of the Company. The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share (which was the fair market value of the Common Stock at the closing) at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share.

During the second quarter of 2002, an agreement was executed between WFI and the Chief Financial Officer, whereby the repayment terms of the house relocation loan receivable of $0.3 million and related liabilities from the officer will be forgiven for future services rendered.

Note 14.	Legal Matters

Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 Bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. In a related matter ART has filed a partial objection to the Company’s proof of claim. The Company has received a settlement offer whereby the suit would be dismissed in exchange for a settlement of the claim amount. The Company has submitted a counter proposal and is waiting  for a response from ART. At this time, the Company believes the outcome of this claim will not have a materially adverse affect on the Company.

U. S. Wireless Corporation, Wireless Location Services, Inc. and Wireless Location Technologies, Inc. (collectively, U.S. Wireless) initiated Chapter 11 bankruptcy proceedings in 2001.  In November 2002, US Wireless filed an action with the bankruptcy court to recover an alleged preference payment in the amount of $100,000.  The Company filed an answer contesting the allegations in this matter and intends to vigorously defend against this matter.

In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company’s common stock at various times on or after November 4, 1999. The respective complaints allege that the registration statement and prospectus issued by the Company in connection with the public offering of its common stock contained untrue statements of material fact or omissions of material fact in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, these claims allege that the Company failed to disclose that the offering’s underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket. The complaints seek unspecified monetary damages and other relief. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.

On October 9, 2002, the court signed Stipulations and Orders of Dismissal, which dismissed the Company’s named individual officers and directors from the action, without prejudice,  but the Company remains a defendant. On November 1, 2002, the court heard argument on motions to dismiss all of the IPO laddering cases, and issued its decision on the joint motion to dismiss on February 19, 2003.  The decision: (a) allowed the plaintiffs to pursue their claim against the Company based on its alleged issuance of a registration statement and prospectus that failed to disclose a fraudulent scheme by the offering’s underwriters and (b) dismissed, with leave to amend, the plaintiffs’ claim against the Company based on its alleged knowledge and intent to defraud investors so as to benefit from an inflated price for the Company’s common stock in the aftermarket.  The Company believes this litigation is without merit and intends to vigorously defend itself against it. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a materially adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Note 15.	Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2001 and 2002, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal year 2001:
Revenues	$52.7	$54.7	$54.8	$45.0
Gross profit	13.6	22.2	17.8	12.6
Operating loss	(22.1)	(36.5)	(3.7)	(9.2)
Net loss	$(8.5)	$(38.3)	$(2.9)	$(10.4)

Net loss per common share - basic and diluted	$(0.19)	$(0.83)	$(0.06)	$(0.22)
Fiscal year 2002:
Revenues	$40.1	$46.8	$49.1	$51.0
Gross profit	10.9	11.8	11.9	13.7
Operating income (loss)	(60.0)	1.2	1.6	2.5
Net income (loss)	$(71.7)	$2.2	$2.5	$3.1

Net income (loss) per common share:
Basic	$(1.52)	$0.05	$0.05	$0.06
Diluted	$(1.52)	$0.04	$0.04	$0.05

WIRELESS FACILITIES, INC.

Schedule II: Valuation and Qualifying Accounts
(in millions)

Years Ended December 31, 2000, 2001 and 2002

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs	Balance at End of Year

Year ended December 31, 2000	$0.9	$0.1	$0.1	$0.9

Year ended December 31, 2001	$0.9	$21.3	$3.9	$18.3

Year ended December 31, 2002	$18.3	$9.6	$15.7	$12.2

See accompanying Independent Auditors’ Report.

S-1