Form 10-Q
period 2003-03-28
WIRELESS FACILITIES INC
filed 2003-05-09
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2003

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

          As of May 5, 2003, there were 50,255,296 shares of the Registrant’s $0.001 par value Common Stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2003
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)

	December 31, 2002	March 31, 2003

	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99.1	$102.3
Accounts receivable, net	60.5	61.9
Accounts receivable – related party	0.4	0.6
Contract management receivables, net	2.4	2.7
Income taxes receivable	3.1	—
Prepaid expenses	1.6	1.7
Employee loans and advances	0.2	0.3
Other current assets	3.5	2.7

Total current assets	170.8	172.2
Property and equipment, net	13.0	12.1
Goodwill and other intangibles, net	41.6	43.6
Deferred tax assets, net	—	4.0
Investments in unconsolidated affiliates	8.2	8.1
Employee loans and advances, net of current portion	0.5	0.5
Other assets	0.2	0.3

Total assets	$234.3	$240.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6.1	$8.2
Accrued expenses	17.2	18.6
Accounts payable - related party	0.7	0.5
Contract management payables	5.6	5.5
Billings in excess of costs	6.4	3.1
Income taxes payable, net	—	3.0
Capital lease obligations	2.3	1.8
Accrual for unused office space	1.8	1.6

Total current liabilities	40.1	42.3
Capital lease obligations, net of current portion	0.6	0.5
Accrual for unused office space, net of current portion	7.6	7.4
Deferred tax liabilities, net	1.6	—
Other liabilities	1.2	1.3

Total liabilities	51.1	51.5

Minority interest in subsidiary	0.3	0.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series A Convertible Preferred Stock, $.001 par value, 63,637 shares issued and outstanding at December 31, 2002 and March 31, 2003 (liquidation preference $35.0)	—	—
Series B Convertible Preferred Stock, $.001 par value, 90,000 shares outstanding at December 31, 2002 and March 31, 2003 (liquidation preference $45.0)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 48,842,220 and 49,562,388 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	—	—
Treasury stock, at cost	—	—
Additional paid-in capital	266.9	269.6
Accumulated deficit	(81.0)	(77.0)
Accumulated other comprehensive loss	(3.0)	(3.6)

Total stockholders’ equity	182.9	189.0

Total liabilities and stockholders’ equity	$234.3	$240.8

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,

	2002	2003

Revenues	$40.1	$53.9
Cost of revenues	29.2	39.0

Gross profit	10.9	14.9
Selling, general and administrative expenses	37.1	11.3
Provision for doubtful accounts	10.0	(1.3)
Depreciation and amortization	2.7	1.7
Asset impairment charges	21.1	—

Operating income (loss)	(60.0)	3.2

Other income (expense), net:
Interest income (expense), net	(0.9)	0.3
Foreign currency exchange gain (loss)	(0.4)	0.6
Other, net	(0.3)	(0.1)

Other income (expense), net	(1.6)	0.8

Income (loss) before income taxes	(61.6)	4.0
Provision for income taxes	10.1	—

Net income (loss)	$(71.7)	$4.0

Net income (loss) per common share:
Basic	$(1.52)	$0.08
Diluted	$(1.52)	$0.06
Weighted average common shares outstanding :
Basic	47.3	49.3
Diluted	47.3	68.7

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,

	2002	2003

Net cash provided by operating activities	$1.3	$5.0

Investing activities:
Capital expenditures	(0.3)	(0.8)
Cash paid for company acquisition, net of cash received	—	(1.8)

Net cash used in investing activities	(0.3)	(2.6)
Financing activities:
Proceeds from issuance of common stock	0.4	2.4
Repayment of capital lease obligations	(1.1)	(0.9)

Net cash provided by (used in) financing activities	(0.7)	1.5

Effect of exchange rate on cash and cash equivalents	0.9	(0.7)

Net increase in cash and cash equivalents	1.2	3.2
Cash and cash equivalents at beginning of period	61.1	99.1

Cash and cash equivalents at end of period	$62.3	$102.3

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0.8	$—
Net cash refunded to Company for income taxes	$0.5	$1.0
Supplemental disclosures of non-cash investing and financing transactions:
Common stock issued pursuant to Employee Stock Purchase Plan	$1.9	$0.8
Property and equipment received in lieu of repayment of note receivable	$0.6	$—

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Organization and Summary of Significant Accounting Policies

(a) Description of Business

          Wireless Facilities, Inc. (“WFI”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI provides a comprehensive range of global outsourcing services to both wireless carriers and equipment vendors. Such services include the design, deployment and management of client networks. WFI’s customers are primarily mature providers (with a small percentage comprising “early stage providers”) of cellular, PCS and broadband data services and equipment. WFI’s engagements range from small and short in duration, to large multi-year contracts performed on a domestic and international level. These services are performed either on a time and materials basis or on a fixed price, time certain basis.

(b) Fiscal Calendar and Basis of Presentation

          We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years consist of three 13 week quarters (first through third quarters) and one 14 week quarter (fourth quarter). The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. The quarters presented in this 10-Q report are comparable.  For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our first quarter ended on March 28, 2003, but we present our quarter as ending on March 31, 2003.

          The consolidated financial statements as of March 31, 2003, and for the three-month periods ended March 31, 2002 and 2003 are unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 27, 2002, filed on Form 10-K on March 21, 2003, with the United States Securities and Exchange Commission.

          The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as “the Company.”

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

(e) Stock-based Compensation

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”to account for its stock option plans.  Under this method, compensation expense is

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

measured on the date of grant only if the then current market price of the underlying stock equaled or exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period.  SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  During the quarter ended December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148 which amended SFAS No. 123 by permitting two additional transition methods for entities that choose to adopt the provisions of SFAS No. 123 as their method of accounting for stock-based employee compensation and requires new disclosures about the effect of stock-based employee compensation on reported results.

          Under SFAS No. 123, the weighted average option price of stock options granted during the three months ended March 31, 2002 and 2003 were $4.17 and $5.23, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	March 31,

	2002	2003

Expected term (Hold Period):
Stock options	3 years	3 years
Purchase plan	6 months	6 months
Interest rate	3.82%	3.59%
Volatility	125%	100%
Dividends	—	—

          Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net loss and net loss per share amounts (in millions, except per share amounts):

	March 31,

	2002	2003

Net income (loss) – as reported	$(71.7)	$4.0
Total stock-based employee compensation expense determined under fair value based method for all awards	(5.9)	(6.7)

Pro forma net loss	$(77.6)	$(2.7)

Earnings (loss) per common share:
Basic – as reported	$(1.52)	$0.08
Basic – pro forma	$(1.64)	$(0.05)
Diluted – as reported	$(1.52)	$0.06
Diluted – pro forma	$(1.64)	$(0.05)
Weighted average shares:
Basic – as reported	47.3	49.3
Basic – pro forma	47.3	49.3
Diluted – as reported	47.3	68.7
Diluted – pro forma	47.3	49.3

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(f) Commitments and Contingencies

       The Company periodically evaluates if any pending or threatened contingency or commitment is reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with SFAS No. 5, "Accounting for Contingencies." If information available prior to the issuance of the Company's financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company's financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

(2)   Recent Accounting Pronouncements

          In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its operating results and financial position.

(3)   Goodwill and Intangible Assets

          On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” Additionally, effective January 1, 2002, the Company ceased all further amortization of goodwill and other intangible assets with indefinite lives.

          The changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the quarter ended March 31, 2003, are as follows (in millions):

	Business Consulting	Design and Deployment	Network Management	Total

Goodwill, net
Balance as of December 31, 2002	$—	$41.6	$—	$41.6
Acquisition	—	1.6	—	1.6

Balance as of March 31, 2003	$—	$43.2	$—	$43.2

Other intangibles, net
Balance as of December 31, 2002	$—	$—	$—	$—
Acquisition	—	0.4	—	0.4
Amortization expense	—	—	—	—

Balance as of March 31, 2003	$—	$0.4	$—	$0.4

Total goodwill and other intangibles, net	$—	$43.6	$—	$43.6

(4)   Net Loss Per Common Share

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

	March 31,

	2002	2003

Weighted average shares, basic	47.3	49.3
Dilutive effect of stock options	—	3.3
Dilutive effect of Series A Convertible Preferred Stock	—	7.0
Dilutive effect of Series B Convertible Preferred Stock	—	9.0
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	—	0.1

Weighted average shares, diluted	47.3	68.7

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The following instruments were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive (in millions):

	March 31,

	2002	2003

Stock options	5.2	2.4
Series A Convertible Preferred Stock	6.4	—
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	0.1	—

Total anti-dilutive instruments	11.7	2.4

(5)   Investment in Diverse Networks, Inc. (“DNI”)

         On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% percent interest in DNI, a private company that provides network management and data center services. This investment was previously accounted for under the equity method of accounting due to the presence of significant influence that was deemed to exist based on the significant number of contracts that WFI had entered into with DNI and the presence of a WFI employee on DNI's board of directors. The contracts constituted a substantial portion of business conducted by DNI. By the end of fiscal 2002, the majority of the contracts between the Company and DNI had been completed. This factor, combined with the removal of the president of WFI from the board of directors of DNI, resulted in the Company concluding effective January 1, 2003, that the significant influence no longer existed. Accordingly, the investment in DNI no longer meets the conditions for the use of equity method of accounting and accordingly, the investment has been accounted for under the cost method since January 1, 2003. The equity earnings from this investment while accounted for under the equity method of accounting was classified within other income (expense) in the Company's consolidated statements of operations.

(6)   Acquisition

          On February 13, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides various commercial electrical systems subcontracting services primarily for general contractors and commercial property owners.  Initial consideration consisted of a cash payment totaling $1.8 million. The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations”.  The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired was recorded as goodwill and other identifiable intangible assets totaling $2.0 million. Included in the stock purchase agreement is a provision whereby the Company agrees to pay the selling shareholders additional consideration that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement for each of the years ending 2003, 2004 and 2005. Refer to note 9 for additional information regarding other contingencies associated with this acquisition.  The results of operations from the acquired company are included in the Company’s consolidated financial statements for the three months ended March 31, 2003 and are a component of the design and deployment operating segment.

(7)   Segment Information

          The Company’s operations are organized along service lines including three reportable industry segments: Design and Deployment, Network Management, and Business Consulting. Revenues and operating income (loss) generated by the Company’s industry segments for the three months ended March 31, 2002 and 2003 are as follows (in millions):

	Three months ended March 31,

	2002	2003

Revenues:
Design and deployment	$30.0	$42.3
Network management	8.8	10.6
Business consulting	1.3	1.0

Total revenues	$40.1	$53.9

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,

	2002	2003

Operating income (loss):
Design and deployment	$(30.5)	$1.7
Network management	(11.6)	1.3
Business consulting	(17.9)	0.2

Total operating income(loss)	$(60.0)	$3.2

          Revenues derived by geographic region are as follows (in millions):

	Three months ended March 31,

	2002	2003

Revenues:
U.S.	$29.7	$45.7
Central and South America	7.9	3.0
Europe, Middle East and Africa (“EMEA”)	2.5	5.2

Total revenues	$40.1	$53.9

                    The Company had sales to two separate customers under its subcontractor agreement with the Bechtel Corporation which comprised 22% and 17% of the Company’s total revenues for the three months ended March 31, 2003. Revenues for these customers are recorded in the design and deployment operating segment.

(8)   Related Party Transactions

          During 2001 and 2002, the Company’s Latin American subsidiaries, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. (“JFR”) and its related affiliates (collectively, “JFR and affiliates”). Jalil Tayebi, a brother of Masood K. Tayebi, the Chairman and the Chief Executive Officer of the Company, holds a majority ownership interest in each of these entities. The primary business purpose for transacting business with JFR and affiliates relates to obtaining improved service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during 2001 and 2002 for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. Additionally, during 2001 JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts. There were no material transactions during the three months ended March 31, 2002 and 2003, and the total net amount owed to JFR as of March 31, 2003 is $0.3 million for services under these related party contracts. At March 31, 2003, except as noted above, no other commitments or guarantees exist between JFR and affiliates and the Company.

          In April 2001, WFI entered into a Strategic Teaming Agreement with GlobTel Holdings, Ltd. (“GlobTel”), to market telecommunications outsourcing services in the Middle East on a non-exclusive basis. GlobTel is significantly owned by Massih Tayebi, a brother of Masood K. Tayebi, and former Chairman of the Company. In August 2001, WFI and GlobTel executed a Master Service Agreement whereby WFI or its designated affiliates would perform telecommunications outsourcing services. In August 2002, WFIL Ltd., a wholly-owned subsidiary of the Company, commenced an engagement for GlobTel pursuant to the Master Services Agreement (MSA) entered into in August 2001. The rights under this agreement were subsequently reassigned from the international subsidiary to Wireless Facilities, Inc. (U.S.).  The total contract value of executed work orders as of March 31, 2003 between the Company and GlobTel is approximately $2.0 million.  The Company recorded approximately $0.6 million total revenues and has received approximately $0.2 million from GlobTel for services provided under this agreement during the three months ended March 31, 2003. As of March 31, 2003, the Company had an outstanding accounts receivable balance of approximately $0.7 million with GlobTel. WFI and GlobTel continue to pursue future business opportunities. If GlobTel is successful in securing new customer contracts in the foreseeable future, and WFI is selected to procure services

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pursuant to such contracts and the MSA, management expects that WFI will recognize increased revenue, trade receivable balances and cash activity from GlobTel.  At March 31, 2003, except as noted above, no other commitments or guarantees exist between GlobTel and the Company.

          In June 2001, WFI received a payment of $0.5 million from BridgeWest LLC, a privately-held investment group,  representing a prepayment for future engineering services to be provided by WFI to BridgeWest LLC. BridgeWest LLC is significantly owned by Masood K. Tayebi, the Chairman and Chief Executive Officer of the Company, Massih Tayebi, a brother of Masood K. Tayebi and former Chairman of the Company, and Sean Tayebi, also a brother of Masood K. Tayebi. The Company has recorded approximately $0.1 million total revenues for services provided under this agreement during the three months ended March 31, 2003. Approximately $0.3 million remains an obligation from WFI to BridgeWest LLC as of March 31, 2003. At March 31, 2003, except as noted above, no other commitments or guarantees exist between BridgeWest LLC and the Company.

          In October 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. After July  2004, the Series A Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series A Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series A Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company below $5.50 per share would trigger the anti-dilution protection for the Series A Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series A Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $3.77 per share. Since the anti-dilution protection clause of the Series A Convertible Preferred Stock was triggered by the Company’s issuance of Series B Convertible Preferred Stock, the holders of Series A Convertible Preferred Stock are entitled to receive, in the aggregate, an additional 636,300 shares of Common Stock upon future conversion based on a reduction in the Common Stock conversion price from $5.50 to $5.00 per share.

          In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share (which was the fair market value of the Common Stock at the closing) at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share.

          Based upon a review by disinterested members of management and the board of directors of terms of comparable transactions available from or involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)   Legal Matters

                    Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 Bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. In a related matter ART has filed a partial objection to the Company’s proof of claim. The Company has received a settlement offer whereby the suit would be dismissed in exchange for a settlement of the claim amount. The Company has submitted a counter proposal and is waiting  for a response from ART. At this time, the Company believes the outcome of this claim will not have a material adverse affect on the Company and expects resolution by the end of fiscal 2003.

          U. S. Wireless Corporation, Wireless Location Services, Inc. and Wireless Location Technologies, Inc. (collectively, U.S. Wireless) initiated Chapter 11 bankruptcy proceedings in 2001.  In November 2002, US Wireless filed an action with the bankruptcy court to recover an alleged preference payment in the amount of $100,000.  The Company filed an answer contesting the allegations in this matter and intends to vigorously defend against this matter.  At this time, the Company believes the outcome of this claim will not have a material adverse affect on the Company.

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

          On October 9, 2002, the court signed Stipulations and Orders of Dismissal, which dismissed the Company’s named individual officers and directors from the action, without prejudice, but the Company remained a defendant in the case. On February 19, 2003, the court issued its decision on the joint motion to dismiss the IPO laddering cases.  The decision: (a) allowed the plaintiffs to pursue their claim against the Company based on its alleged issuance of a registration statement and prospectus that failed to disclose a fraudulent scheme by the offering’s underwriters and (b) dismissed, with leave to amend, the plaintiffs’ claim against the Company based on its alleged knowledge and intent to defraud investors so as to benefit from an inflated price for the Company’s common stock in the aftermarket.  The Company believes this litigation is without merit and intends to vigorously defend itself against it. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

          Darwin Networks, Inc. (“Darwin”) initiated Chapter 11 bankruptcy proceedings in 2001.  As part of those proceedings, Darwin filed an action against a wholly-owned subsidiary of the Company (acquired by the Company through a stock purchase agreement on February 13, 2003), to recover an alleged preference payment in the amount of $850,000. The subsidiary has filed a response contesting this allegation and has engaged counsel to vigorously defend its interests in this matter. The Company has rights under the stock purchase agreement whereby any future settlement in excess of a predetermined amount will reduce payments to selling shareholders for additional consideration that is contingent upon the successful achievement of specific annual earnings targets.  See note 6 for additional information regarding acquisition.   At this time, the Company believes the outcome of this claim will not have a material adverse effect on the Company.

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

(10)   Subsequent Event

          On April 1, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides electronic full-service systems integration for commercial, healthcare, educational, correctional, and industrial institutions.  Initial consideration consisted of a cash payment totaling $6.2 million.  The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

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

          The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 27, 2002 and other reports and filings made with the Securities and Exchange Commission.

Overview

          Wireless Facilities, Inc. offers network business consulting, network planning, design and deployment, and network operations and maintenance services to the wireless telecommunications industry.  For the three months ended March 31, 2002, our design and deployment, network management, and consulting segments contributed to 75%, 22% and 3% of our revenues, respectively, compared to 78%, 20% and 2% of our revenues, respectively, for the three months ended March 31, 2003.  Revenues from our international operations contributed 26% and 15% of our total revenues for the three months ended March 31, 2002 and 2003, respectively.

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

          The majority of our contracts are master service agreements whereby our customers contract with us to provide services to deploy a specified number of sites.  These contractual arrangements typically include billing milestones, whereby the customer is not invoiced until milestones (i.e., tasks that are contractually defined) are achieved. Such milestones relate specifically to billings and payment schedules, and are independent of our rights to and the timing of when revenue is recognized.  If a contract is terminated, or modified by a customer, we are reimbursed in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable). Certain provisions indemnify us for costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time.  The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in our ongoing periodic assessment of the total contract value and the associated revenue recognized and any required allowance for unbilled trade accounts receivable.

          Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party sub-contractors, project bonuses based upon the successful achievement of certain project performance goals, allocation of corporate overhead based on standard rates, costs of expendable computer software and equipment, and other direct project-related expenses. Direct compensation and benefits are computed based on standard costs and actual hours billed. We review and adjust these standard costs periodically to ensure they are comparable to actual costs.

          Selling, general and administrative expenses include compensation and benefits for corporate service employees and similar costs for billable employees whose time and expenses cannot be assigned to a project (underutilization costs), expendable computer software and equipment, facilities expenses and other operating expenses not directly related to projects. Additionally, our sales personnel have, as part of their compensation package, periodic bonus/commission incentives based on procurement of sales orders and subsequent recognition of revenue.

          Provision for doubtful accounts includes estimated losses resulting from the inability of our customers to make required payments for services we have performed. We consider the following factors when determining if collection of a receivable is reasonably assured: collection history, results of our communications with customers, the current financial position of the customer, and the relevant economic conditions in the customer’s country. If we have no experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

          During the first quarter of 2003, we continued to experience a positive trend in our domestic operations despite the existing domestic and international economic challenges.  Our international operations, specifically in Mexico, experienced a continued lack of significant improvement from the first quarter of 2002, primarily due to network and site development deferrals and scope reductions by existing and potential new customers, and overall pressures for competitive pricing. However, the general trends overall in the wireless telecommunications industry from the fourth quarter of 2002 through the first quarter ending March 31, 2003, showed signs of slow recovery from the strong downturn experienced during 2001 and 2002.

          Recent announcements from wireless carriers in the United States have expressed that continuous increases in subscriber base, coupled with the continuous rise in minutes of use in the past several years, have reduced the network quality and capacity in many geographical areas to unacceptable levels.  Consequently, many of the carriers, are indicating that they will dedicate a larger percentage of their capital expenditures to improving capacity, coverage and quality within their networks, although some still face pressures to streamline their operations and effectively manage cash budgets.  Our response to this trend is to continue demonstrating our ability to provide quality turnkey network deployment services and presenting the benefits of operational outsourcing.   While we focus on our core competencies, we are also pursuing opportunities in wireless LAN deployment and security systems integration.  We expect such initiatives combined with the recent trends in the industry should contribute to improved financial performance.

Critical Accounting Principles and Estimates

          We have identified certain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. You should refer to our Annual Report on Form 10-K filed on March 21, 2003 for a discussion of our policies on revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets and goodwill, accounting for income taxes, accrual for partial self-insurance and contingencies and litigation. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, shareholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, and other contingencies and litigation. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2003

          Revenues.   Revenues increased from $40.1 million for the three months ended March 31, 2002, to $53.9 million for the three months ended March 31, 2003. The net increase of $13.8 million was derived primarily from higher domestic revenues offset by a decline in our international segments. Domestic revenues increased $16.0 million, resulting primarily from increased investment by certain large wireless carriers in next-generation networks and services. Additionally, as fully described in our Annual Report on Form 10-K, for certain agreements that meet the criteria set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we record the gross charges (inclusive of mark-up) in revenues and the corresponding costs payable to the respective vendors in cost of revenue.  During the three months ended March 31, 2002, we recognized approximately $1.6 million of gross revenues under these contract management agreements compared to $7.4 million during the three months ended March 31, 2003, all of which were from our domestic operations. Revenues from international markets, reflected a net decrease of $2.2 million between periods. The decrease is primarily attributed to our operations in Mexico which recorded $4.9 million of lower revenues due to a lack of capital expansion by wireless carriers in Mexico since the first quarter of 2002, combined with continued pricing pressures.  Our EMEA operations, however, offset this decline with $2.7 million higher revenues resulting from new contracts primarily in the Middle East.

          Cost of Revenues.  Cost of revenues increased from $29.2 million for the three months ended March 31, 2002, to $39.0 million for the three months ended March 31, 2003. The $9.8 million increase resulted primarily from the corresponding increase in revenues during the first quarter of fiscal 2003, partially offset by the decline in our international operations. Gross margin improved slightly to 28% for the three months ended March 31, 2003, compared to 27% for the three months ended March 31, 2002.

          Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased 70% from $37.1 million for the three months ended March 31, 2002, to $11.3 million for the three months ended March 31, 2003. As a percentage of revenues, selling, general and administrative expenses decreased from 93% for the three months ended March 31, 2002, to 21% for the three months ended March 31, 2003.  A large portion of the decrease in selling, general and administrative expenses resulted from accelerated charges totaling $18.0 million related to idle facilities and overall operating capacity reductions resulting from the lack of realization of anticipated growth during first quarter of fiscal 2002. The remaining balance of the decrease in selling, general and administrative expenses related to lower personnel-related and overall administrative expenses resulting from cost-saving initiatives and processes that were effectively implemented by management immediately after the first quarter of 2002.

          Provision for Doubtful Accounts.  Provision for doubtful accounts decreased 113% from $10.0 million for the three months ended March 31, 2002, to a credit of $1.3 million for the three months ended March 31, 2003. As a percentage of revenues, provision for doubtful accounts decreased from 25% for the three months ended March 31, 2002, to negative 2% for the three months ended March 31, 2003.  The provision for doubtful accounts was made up of $10.0 million in bad debt expense for certain billed and unbilled U.S. and Mexico accounts receivable balances as of March 31, 2002.  This charge did not repeat during the quarter ended March 31, 2003.  Additionally, based on our ongoing assessment of our trade accounts receivable, combined with recent improved collection efforts and results in our Mexico subsidiary, management determined that approximately $1.3 million of related allowance for doubtful accounts was no longer required, and therefore reversed the allowance during the first quarter of 2003.

          Depreciation and Amortization Expense.   Depreciation and amortization expense decreased from $2.7 million for the three months ended March 31, 2002, to $1.7 million for the three months ended March 31, 2003. The decrease is primarily due to lower amortization expense of $0.8 million after the remaining net book value of intangible assets as of March 31, 2002, were written off for the business consulting and network management segments of our EMEA operations.  Amortization expense recorded for an intangible asset related to the acquisition effective January 1, 2003, was not material during the three months ended March 31, 2003. The remaining decease is related to lower depreciation expense as a result of the write-off of the remaining net book value of fixed assets as of March 31, 2002, of our Network Operating Center (“NOC”) subsidiary as a result of management’s decision to commit the Company to an exit plan for the NOC located in Richardson, Texas.  The exit plan was fully executed and all operations associated with the NOC ceased on November 1, 2002.

          Asset Impairment Charges.   Asset impairment charges were $21.1 million for the three months ended March 31, 2002 and zero for the three months ended March 31, 2003. The charges during the first quarter of fiscal 2002 resulted primarily from the write-off of $19.9 million of goodwill and other indefinite and finite life intangible assets from our EMEA operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, “Goodwill and Other Intangible Assets,” a $0.8 million write-off of the remaining net book value of fixed assets from our NOC subsidiary, as a result of management’s decision to commit the Company to an exit plan for our Network Operating Center located in Richardson, Texas, and a $0.4 million write-off related to certain fixed assets that were deemed obsolete.

          Other Income (Expense), Net.   For the three months ended March 31, 2002, net other expense was $1.6 million as compared to net other income of $0.8 million for the three months ended March 31, 2003. The positive change of $2.4 million was primarily attributable to lower interest expense of $1.1 million resulting from the pay-off of outstanding debt during the second quarter of 2002 (total pay-off was $33.0 million of line of credit and $0.6 million of note payable) and a positive fluctuation in net foreign currency exchange gain of approximately $1.0 million primarily attributed to the periodic favorable exchange rate fluctuations in the Mexican Peso.

          Provision for Income Taxes. Our income tax rate as a percentage of loss before taxes changed from a 16% tax provision for the three months ended March 31, 2002, to a zero tax provision for the three months ended March 31, 2003. The tax provision of $10.1 million for the three months ended March 31, 2002 included an increase to the valuation allowance on deferred tax assets based upon a revision to the projections for future taxable income and the inherent risk associated with the achievement of consistent long-term profitability on a consolidated and local geographic segment basis.  The increase in the valuation allowance applied to all U.S., state and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary timing differences.

Liquidity and Capital Resources

          Our sources of liquidity included cash and cash equivalents, cash from operations and other external sources of funds. As of March 31, 2003, we had cash and cash equivalents totaling $102.3 million.

          Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by operations was $1.3 million and $5.0 million for the three months ended March 31, 2002 and 2003, respectively.  The increase is primarily due to higher cash collections on our trade accounts receivable balances and corresponding reduction in our overall days sales outstanding.  Cash collected on our trade accounts receivable balances were $38.6 million and $43.4 million for the three months ended March 31, 2002 and 2003, respectively.  This $4.8 million improvement from prior year is primarily attributed to a positive shift in our customer base and an overall continued growth in domestic revenues associated with large carriers and equipment vendor contracts.  Our top customers have shifted from smaller, emerging market carriers to larger, well-known and more established carriers in the industry.  Additionally, we have implemented more aggressive collection strategies in our domestic and international operations and have continued to reduce and control our overall operating expenses through more effective and efficient processes.

          Cash used in investing activities was $0.3 million and $2.6 million for the three months ended March 31, 2002 and 2003, respectively. Investing activities for the three months ended March 31, 2002 consisted of capital expenditures while 2003 included $0.8 million of capital expenditures and $1.8 million related to initial consideration paid for an acquisition of a privately-held company, net of cash received.  See note 6 to our unaudited consolidated financial statements.

          Cash used in financing activities for the three months ended March 31, 2002 was $0.7 million, which consisted primarily of repayments of capital lease obligations totaling $1.1 million, partially offset by proceeds from issuance of common stock of $0.4 million. Cash provided by financing activities was $1.5 million for the three months ended March 31, 2003. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $2.4 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, partially offset by the repayment of capital lease obligations totaling $0.9 million.

          As discussed in the “Risks Related to Our Business” section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the telecommunications industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

          Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, future capital expenditures and overall expansion will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry.  We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditures may be required as deemed necessary, in order to stay competitive and effectively service our customers.  Pursuant to the stock purchase agreement for our recent acquisition, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for each of the years ending 2003, 2004 and 2005. From time to time, in connection with acquisitions, the Company agrees to make additional payments to sellers contingent upon achievement of performance milestones by the acquired entities.

          We believe that our cash and cash equivalent balances will be sufficient to satisfy cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

          We are focused on preserving and improving cash and our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts.

Related Party Transactions

          For detailed information regarding related party transactions, see note 8 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

          In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its operating results and financial position.

Risks Related to Our Business

          You should carefully consider the following risk factors and all other information contained herein as well as the information included  in our Annual Report on Form 10-K for the year ended December 27, 2002, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, the price of our common stock could decline.  You should also refer to the other information contained in this report, including our consolidated financial statements and related notes.

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

          We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the three months ended March 31, 2003, we had two separate customers which comprised 22% and 17% of our revenues (both under our subcontractor agreement with the Bechtel Corporation), and our five largest customers accounted for approximately 74% of our revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

          In addition, we have historically had to take significant write-offs of our accounts receivable. Some of our customers are now taking longer to pay us for services we perform. In some instances we may not receive payment for services we have already performed. If our customers do not receive adequate financing or if we are required to write-off significant amounts of our accounts receivables, then our net income will decline and our business will be harmed.

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

          Many of our current competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than us. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may be able to devote more resources to the development, promotion and sale of their services that we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

          The factors outside of our control include:

•	telecommunications market conditions and economic conditions generally;

•	the timing and size of network deployments by our carrier customers and the timing and size of orders for network equipment built by our vendor customers;

•	fluctuations in demand for our services;

•	the length of sales cycles;

•	the ability of certain customers to sustain capital resources to pay their trade accounts receivable balances; and

•	reductions in the prices of services offered by our competitors.

The factors substantially within our control include:

•

changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;

•	the timing of expansion into new markets, both domestically and internationally;

•	the timing and payments associated with possible acquisitions; and

•	costs of integrating technologies or businesses that we add.

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

          As of March 28, 2003, approximately 170, or 16% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued proposed rules that place greater requirements on H-1B dependent companies, such as us, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, these regulations expose us to significant penalties, including a prohibition on the hiring of H-1B workers, if the Department of Labor deems us noncompliant. The Department of Labor intends to publish an interim rule in 2003 and if no changes are made, the rule would take effect in late 2003.

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

          We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the three months ended March 28, 2003, international operations accounted for approximately 15% of our total revenues.  The revenue decline during 2002 and through the first quarter of fiscal 2003 in the international markets resulted from a lack of significant capital expansion by major telecommunication carriers in these regions.  However, we expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future. Our international business operations are subject to a number of material risks, including, but not limited to:

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

          Our significant international subsidiaries (i.e., in Brazil, Mexico, Sweden and United Kingdom) procure certain transactions that are denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian Real and Mexican Peso. In addition, we also conduct business in British Pound Sterling, Chinese Renminbi, Euro, Swedish Krona and Turkish Lira. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

          A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method would have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

A few individuals own a significant percentage of our stock.

          As of March 28, 2003, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 37% of our outstanding common stock, after giving effect to the conversion of Series A and Series B Convertible Preferred Stock. In particular, our former Chairman, Massih Tayebi, and our current Chairman and Chief Executive Officer, Masood K. Tayebi, beneficially owned, in the aggregate, approximately 26% of our outstanding common stock. In addition, other members of the Tayebi family owned, in the aggregate, approximately 5% of our outstanding common stock. The remaining 6% is beneficially owned by certain other of our officers and directors and their affiliates. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of March 31, 2003, our Mexican subsidiary was in an average net asset position of approximately $14.0 million while our Brazilian and European subsidiaries were in average net monetary liability positions of approximately $5.0 million and $11.2 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at March 31, 2003 were approximately $1.4 million, $0.5 million and $1.1 million for the Mexico, Brazil and European subsidiaries, respectively.

          In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.1 million for the three months ended March 31, 2003. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

          Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

          Cash and cash equivalents as of March 31, 2003 were $102.3 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income three months ended March 31, 2003.  We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 4. Controls and Procedures

(a)

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the date of their evaluation.

(b)

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          Refer to note 9 of our unaudited consolidated financial statements.

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

Item 6. Exhibits and Reports on Form 8-K:

          (a). Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(2)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (3)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
99.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003.*
99.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003.*

          (b). Reports on Form 8-K:

The following report on Form 8-K was filed after December 28, 2002:

On May 5, 2003, we filed a Current Report on Form 8-K dated May 5, 2003, for the full text of our press release regarding our financial results for the first fiscal quarter ended March 28, 2003.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Report on Form 8-K/A filed on June 5, 2002, and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS FACILITIES, INC.

Date: May 9, 2003	By:	/s/ MASOOD K. TAYEBI, PH.D.

Masood K. Tayebi, Ph.D.
Chairman and Chief Executive Officer

	By:	/s/ DAN STOKELY

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

Date: May 9, 2003
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

Date: May 9, 2003

/s/ TERRY ASHWILL

Terry Ashwill Chief Financial Officer