Form 10-Q
period 2003-06-27
WIRELESS FACILITIES INC
filed 2003-08-08
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2003

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

As of August 4, 2003 there were 53,456,425 shares of the Registrant’s $0.001 par value Common Stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

	December 31, 2002	June 30, 2003
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99.1	$104.2
Short-term investments	—	13.0
Accounts receivable, net	60.5	61.3
Accounts receivable—related party	0.4	0.7
Contract management receivables, net	2.4	1.2
Income taxes receivable	3.1	—
Prepaid expenses	1.6	1.5
Employee loans and advances	0.2	0.6
Other current assets	3.5	4.3

Total current assets	170.8	186.8

Property and equipment, net	13.0	12.6
Goodwill and other intangibles, net	41.6	47.7
Deferred tax assets, net	—	4.0
Investments in unconsolidated affiliates	8.2	8.1
Employee loans and advances, net of current portion	0.5	—
Other assets	0.2	0.3

Total assets	$234.3	$259.5

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6.1	$10.3
Accrued expenses	17.2	19.8
Accounts payable—related party	0.7	0.3
Contract management payables	5.6	2.5
Billings in excess of costs	6.4	5.0
Income taxes payable, net	—	2.7
Capital lease obligations	2.3	1.2
Accrual for unused office space	1.8	1.6

Total current liabilities	40.1	43.4

Capital lease obligations, net of current portion	0.6	0.5
Accrual for unused office space, net of current portion	7.6	6.7
Deferred tax liabilities, net	1.6	—
Other liabilities	1.2	1.4

Total liabilities	51.1	52.0

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series A Convertible Preferred Stock, $.001 par value, 63,637 shares issued and outstanding at December 31, 2002 and June 30, 2003 (liquidation preference $35.0)	—	—
Series B Convertible Preferred Stock, $.001 par value, 90,000 shares outstanding at December 31, 2002 and June 30, 2003 (liquidation preference $45.0)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 48,842,220 and 52,814,141 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	—	—
Treasury stock, at cost	—	—
Additional paid-in capital	266.9	283.0
Accumulated deficit	(81.0)	(72.2)
Accumulated other comprehensive loss	(3.0)	(3.6)

Total stockholders’ equity	182.9	207.2

Total liabilities and stockholders’ equity	$234.3	$259.5

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues	$46.8	$56.8	$86.9	$110.7
Cost of revenues	35.0	39.8	64.2	78.8

Gross profit	11.8	17.0	22.7	31.9

Selling, general and administrative expenses	9.0	11.2	46.1	22.5
Provision for doubtful accounts	—	(0.9)	10.0	(2.2)
Depreciation and amortization	1.6	1.7	4.3	3.4
Asset impairment charges	—	—	21.1	—

Operating income (loss)	1.2	5.0	(58.8)	8.2

Other income (expense), net:
Interest income (expense), net	(0.4)	0.1	(1.3)	0.4
Foreign currency gain (loss)	1.3	(0.4)	0.9	0.1
Other, net	0.1	0.1	(0.2)	0.1

Other income (expense), net	1.0	(0.2)	(0.6)	0.6

Income (loss) before income taxes	2.2	4.8	(59.4)	8.8

Provision for income taxes	—	—	10.1	—

Net income (loss)	$2.2	$4.8	$(69.5)	$8.8

Net income (loss) per common share:
Basic	$0.05	$0.09	$(1.46)	$0.18
Diluted	$0.04	$0.07	$(1.46)	$0.12

Weighted average common shares outstanding:
Basic	47.7	51.1	47.7	50.2
Diluted	59.4	72.3	47.7	70.6

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six months ended June 30,
	2002	2003
Net cash provided by operating activities	$10.1	$15.0

Investing activities:
Capital expenditures	(2.1)	(2.2)
Purchase of short-term investments	—	(14.7)
Proceeds from sale of short-term investments	—	1.5
Cash paid for company acquisitions, net of cash received	—	(7.6)

Net cash used in investing activities	(2.1)	(23.0)

Financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock, net of issuance costs	44.9	—
Proceeds from issuance of common stock	1.1	15.9
Repayment of notes payable	(0.6)	(0.5)
Net repayment under line of credit	(33.0)	—
Repayment of capital lease obligations	(4.0)	(1.5)

Net cash provided by financing activities	8.4	13.9

Effect of exchange rate on cash and cash equivalents	(1.4)	(0.8)

Net increase in cash and cash equivalents	15.0	5.1
Cash and cash equivalents at beginning of period	61.1	99.1

Cash and cash equivalents at end of period	$76.1	$104.2

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1.7	$0.2
Net cash refunded during the period for income taxes	$0.8	$0.6

Supplemental disclosures of non-cash transactions:
Fair value of assets acquired in acquisitions	$—	$8.8
Cash paid for acquisitions	—	(8.0)

Liabilities assumed in acquisitions	$—	$0.8

Common stock issued pursuant to Employee Stock Purchase Plan	$2.8	$0.8
Property and equipment received in lieu of repayment of note receivable	$0.3	$—

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI provides a comprehensive range of global outsourcing and security integration services to wireless telecommunication carriers, general contractors and equipment vendors. Such services include the design, deployment, integration and management of clients’ networks and security systems. WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors and a large range of customers from varied commercial and industry sectors that require security integration services. WFI’s engagements range from small and short in duration, to large multi-year contracts performed on a domestic and international level. WFI’s services are performed either on a time and materials basis or on a fixed price, time certain basis.

(b) Fiscal Calendar and Basis of Presentation

We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal year consist of four equal quarters of 13 weeks each, and our 53 week fiscal year consist of three 13 week quarters (first through third quarters) and one 14 week quarter (fourth quarter). The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. The quarters presented in this report on Form 10-Q are comparable. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our second quarter ended on June 27, 2003, but we present our quarter as ending on June 30, 2003.

The information as of June 30, 2003, and for the three and six month periods ended June 30, 2002 and 2003 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 27, 2002, filed on Form 10-K on March 21, 2003, with the United States Securities and Exchange Commission.

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

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(e) Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

The Company has evaluated its investment policies consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company’s intent, investment policies and related ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income or Loss.” The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded to other income (expense), net. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair value of short-term investments at June 30, 2003 was as follows (in millions):

	June 30, 2003
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$97.7	$97.7
U.S. government and agency securities	6.5	6.5

Cash and cash equivalents	104.2	104.2

Short-term investments:
Corporate notes and bonds	5.2	5.3
U.S. government and agency securities	7.7	7.7

Short-term investments	12.9	13.0

Cash and cash equivalents and short-term investments	$117.1	$117.2

Debt securities recorded at fair value, maturing:
Within one year		$6.5
After one year through five years		13.0

Debt securities recorded at fair value		$19.5

There were no short-term investments at December 31, 2002. Net unrealized gain on short-term investments was $0.1 million at June 30, 2003 and was included as a component of stockholders’ equity. There were no realized gains or losses reported during the three and six months ended June 30, 2003. Debt securities include corporate and government notes and bonds.

(f) Revenue Recognition

The Company provides services primarily for three types of contracts: fixed-price long-term turnkey contracts; time and materials engagements; and contract management reimbursables.

Fixed-price long-term turnkey contracts. The Company derives its revenue primarily from long-term contracts and account for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses. While the Company generally does not incur significant set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. In addition, many of the Company’s contracts include milestone billings.

Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company’s then current estimate of the total remaining costs to complete the individual projects and (3) the Company’s then current estimate of the contract value associated with the projects. If, in any period, the Company significantly increases its estimate of the total costs to complete a project, and/or reduces the associated contract value, the Company may recognize little or no additional revenue with respect to that project.

The Company’s long-term fixed-price contracts that have cancellation, modification or milestone billing clauses are accounted for under the percentage-of-completion method of accounting in accordance with SOP 81-1. The majority of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets. These contractual arrangements with the Company’s customers typically include billing milestones. The billing milestone clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. If a contract is terminated without proper cause by the customer, if the customer creates unplanned / unreasonable time delays, or if the customer modifies the contract tasks / scope, the Company is reimbursed in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional, or excess, costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable.

Time and materials contracts. Revenue from time and materials contracts is recognized when it is realized or realizable and earned, in accordance with Staff Accounting Bulletin (SAB) 101 (recognized when services are rendered at contracted labor rates, when materials are delivered and when other direct costs are incurred). Additionally, based on management’s periodic assessment of the collectibility of its accounts receivable, credit worthiness and financial condition of customers, the Company determines if collection is reasonably assured prior to the recognition of revenue.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract management reimbursables. Gross revenue is recognized according to the provisions of Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company reports revenues gross instead of net as reported in previous years because the Company is providing additional, increased level of services under certain contracts. As a result of changes in the industry, including downsizing by the wireless carriers and equipment providers, there is an increasing trend by the Company’s customers to consolidate and outsource functions such as supplier procurement and material purchases. Furthermore, the wireless carriers and equipment vendors are increasingly requiring a consolidated “turnkey solution” to their project needs which include vendor selection and material procurement. In response to these changing customer requirements, the Company is providing additional and enhanced level of services to its customers.

Based on these industry trends, the Company’s experience with its customers, and in accordance with the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which addresses the applicability and relevant basis regarding the disclosure of related operating revenue on a gross basis (assumes that the Company is acting as the principal) or on a net basis (which assumes that the Company is acting as an agent), the Company’s management used the following criteria set forth in EITF 99-19 and analysis to reach its conclusion:

•	The Company takes title to the products.

•	The Company has risks and rewards of ownership, such as the risk of loss for collection, delivery or returns.

•	The Company is rewarded/earns a reasonable profit for the aforementioned services and related assumption of overall transaction/business risk.

•	The Company serves as a primary obligor in the arrangement.

•	The Company assumes unmitigated inventory risk.

•	The Company has a reasonable degree of control in negotiating the price structure with the vendor.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	The Company has discretion in supplier selection.

•	The Company determines the nature, type, characteristic, or specifications of the product(s) or service(s) ordered by the customer.

•	The Company assumes credit risk for the amount billed to the customer subsequent to the delivery of the product(s) or service(s).

Out of pocket and reimbursable fees. The Company accounts for certain out of pocket and reimbursable fees according to the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” and EITF 99-19. The Company incurs incidental “out of pocket” expenses including airfare, mileage, hotel accommodations, out-of-town meals and telecommunications charges while providing services in its ongoing operations. Certain provisions in the Company’s contracts stipulate that such charges will be reimbursed by its customers for the actual amounts incurred or for a single flat fee. The Company records the billings for such reimbursable charges as revenues.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(g) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans. Under this method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock equaled or exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” During the quarter ended December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148 which amended SFAS No. 123 by permitting two additional transition methods for entities that choose to adopt the provisions of SFAS No. 123 as their method of accounting for stock-based employee compensation and requires new disclosures about the effect of stock-based employee compensation on reported results.

Under SFAS No. 123, the weighted average option price of stock options granted during the six months ended June 30, 2002 and 2003 were $4.27 and $5.53, respectively, on the date of grant. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Expected term (Hold Period):
Stock Options	3 years	3 years	3 years	3 years
Purchase Plan	6 months	6 months	6 months	6 months
Interest Rate	3.82%	2.96%	3.82%	2.96%
Volatility	125%	100%	125%	100%
Dividends	—	—	—	—

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net income (loss) – as reported	$2.2	$4.8	$(69.5)	$8.8
Total stock-based employee compensation expense determined Under fair value based method for all awards	(7.5)	(4.9)	(13.9)	(11.6)

Pro forma net loss	$(5.3)	$(0.1)	$(83.4)	$(2.8)

Earnings (loss) per common share:
Basic – as reported	$0.05	$0.09	$(1.46)	$0.18
Basic – pro forma	$(0.11)	$—	$(1.75)	$(0.06)
Diluted – as reported	$0.04	$0.07	$(1.46)	$0.12
Diluted – pro forma	$(0.11)	$—	$(1.75)	$(0.06)
Weighted average shares:
Basic – as reported and pro forma	47.7	51.1	47.7	50.2
Diluted – as reported	59.4	72.3	47.7	70.6
Diluted – pro forma	47.7	51.1	47.7	50.2

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(h) Accrual for Unused Office Space

In early 2001, the Company began to experience the initial effects of the downturn and overall subsequent decline in the wireless telecommunications industry. Anticipated projects were delayed or postponed by customers, resulting in significantly higher than expected underutilization costs. Underutilization costs include compensation and benefits for billable employees whose time and related expenses could not be assigned to a revenue-generating project and therefore, become a direct cost to the Company which is recorded in selling, general and administrative expenses. In response, the Company began a planned reduction in force within all functional operating departments of the Company. As a result, the Company was left with significant excess facility capacity associated with non-cancelable operating lease commitments ranging in duration from 24 – 96 months.

The initial provision for loss on unused office space of $1.4 million recorded in 2001 was determined based upon management’s analysis, review and assessment as of March 31, 2001, of the expected realization of projected sublease income associated with the expected excess facility capacity, compared to the aggregate scheduled lease payments through the remainder of the lease terms. Management’s analysis was performed on a net present value basis utilizing the Company’s estimated “cost of capital” as a discount rate. The Company also engaged a national real estate consulting firm to assess the expected range of probable sublease rates giving consideration to the current market capacity of existing commercial real estate, remaining lease term, property location, and other relevant factors. These factors were used as the basis in determining the estimated net present value of the sublease income in order to determine the net loss from unused office space. The initial determination and computation of previous provision for loss were performed in accordance with FASB Technical Bulletin (FTB) 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment”. The initial provision for loss totaling $1.4 million was recorded in selling, general and administrative expenses.

The downturn in the wireless telecommunications industry continued for a longer period and was more severe than initially predicted. With the lack of significant new contracts during the next nine months, the Company was forced to further reduce workforce levels throughout the organization resulting in additional unused facilities associated with existing lease agreements. As other companies reduced their workforces, additional real estate became available which resulted in a reduction of estimated sublease rates and, therefore a reduction in the estimated future sublease income. The Company again engaged a national real estate consulting firm to assess the expected range of probable sublease rates giving consideration to the current market capacity of existing commercial real estate, remaining lease term, property location, and other relevant factors. Based on the expected sublease rates, remaining lease term and the estimated “sublease period”, management concluded an additional provision of $10.0 million was required in the first quarter of 2002.

The accrual for unused office space as of June 30, 2003, was $8.3 million.

(i) Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its operating results and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. It is not anticipated that the impact of this statement will have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is not anticipated that the impact of this statement will have a material effect on the Company’s consolidated financial statements.

(3) Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the three and six month ended June 30, 2003, are as follows (in millions):

Goodwill, net	Business Consulting	Design and Deployment	Enterprise Solutions	Network Management	Total
Balance as of March 31, 2003	$—	$41.6	$1.6	$—	$43.2
Acquisition	—	—	4.0	—	4.0
Adjustment	—	—	(0.6)	—	(0.6)

Balance as of June 30, 2003	—	41.6	5.0	—	46.6

Other intangibles, net
Balance as of March 31, 2003	—	—	0.4	—	0.4
Acquisition	—	—	0.8	—	0.8
Amortization expense	—	—	(0.1)	—	(0.1)

Balance as of June 30, 2003	—	—	1.1	—	1.1

Total goodwill and other intangibles, net	$—	$41.6	$6.1	$—	$47.7

	Business Consulting	Design and Deployment	Enterprise Solutions	Network Management	Total
Goodwill, net
Balance as of December 31, 2002	$—	$41.6	$—	$—	$41.6
Acquisitions	—	—	5.6	—	5.6
Adjustment	—	—	(0.6)	—	(0.6)

Balance as of June 30, 2003	—	41.6	5.0	—	46.6

Other intangibles, net
Balance as of December 31, 2002	—	—	—	—	—
Acquisitions	—	—	1.2	—	1.2
Amortization expense	—	—	(0.1)	—	(0.1)

Balance as of June 30, 2003	—	—	1.1	—	1.1

Total goodwill and other intangibles, net	$—	$41.6	$6.1	$—	$47.7

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income (loss) per share are presented below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Weighted average shares, basic	47.7	51.1	47.7	50.2
Dilutive effect of stock options	1.7	5.0	—	4.2
Dilutive effect of Series A Convertible Preferred Stock	6.6	7.0	—	7.0
Dilutive effect of Series B Convertible Preferred Stock	3.2	9.0	—	9.0
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	0.2	0.2	—	0.2

Weighted average shares, diluted	59.4	72.3	47.7	70.6

The following instruments were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Stock options	3.5	1.6	5.2	2.1
Series A Convertible Preferred Stock	—	—	6.5	—
Series B Convertible Preferred Stock	—	—	1.6	—
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	—	—	0.2	—

Total anti-dilutive instruments	3.5	1.6	13.5	2.1

Average market value of stock per share	$5.00	$8.50	$5.16	$7.33
Average outstanding stock option price per share	$8.51	$9.29	$8.51	$9.28

(5) Investments in Unconsolidated Affiliates

(a) Diverse Networks, Inc (“DNI”)

On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% percent interest in DNI, a private company that provides network management and data center services. Through December 31, 2002, this investment was accounted for under the equity method of accounting due to the presence of significant influence that was deemed to exist based on the significant number of contracts that WFI had entered into with DNI and the presence of a WFI employee on DNI’s board of directors. The contracts constituted a substantial portion of business conducted by DNI. By the end of fiscal 2002, the majority of the contracts between the Company and DNI had been completed. This factor, combined with the removal of WFI’s president from the board of directors of DNI, resulted in the Company concluding effective January 1, 2003, that significant influence no longer existed. Accordingly, the investment in DNI no longer met the conditions for the use of equity method of accounting and accordingly, the investment has been accounted for under the cost method since January 1, 2003. The equity earnings from this investment during the period under the equity method of accounting were classified within other income (expense) in the Company’s consolidated statements of operations. The balance of the Company’s investment in DNI at June 30, 2003, totaled $3.1 million and has been classified on the consolidated balance sheet under the caption Investment in unconsolidated affiliates. The Company evaluates the realizability of its investment in DNI according to the provisions of APB 18. On at least a quarterly basis, the Company obtains and reviews the financial statements and most recent forecasts of DNI. Based on that review and inquiries with DNI’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in DNI has not been impaired.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) CommVerge Solutions, Inc.

On July 21, 2000, the Company acquired convertible preferred stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting. The balance of the Company’s investment in CommVerge Solutions, Inc. at June 30, 2003 totaled $5.0 million and has been classified on the consolidated balance sheet under the caption Investment in unconsolidated affiliates. The Company evaluates the realizability of its investment in CommVerge Solutions, Inc. according to the provisions of APB 18. On at least a quarterly basis, the Company obtains and reviews the financial statements and most recent forecasts of CommVerge Solutions, Inc. Based on that review and inquiries with CommVerge’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in CommVerge Solutions, Inc. has not been impaired.

(6) Acquisitions

On February 13, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides subcontracting services primarily for general contractors and commercial property owners on the design and installation of various commercial electrical systems. Initial consideration consisted of a cash payment totaling $1.8 million. The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations”. The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired was recorded as goodwill and other identifiable finite-life intangible assets totaling $2.0 million. As discussed in note 9, the Company adjusted an amount initially accrued and recorded as goodwill at the time of the acquisition as a result of a settlement. Based on this settlement, the Company reduced the accrual for such claim by $0.6 million resulting in a corresponding reduction of goodwill. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling shareholders additional consideration that is contingent upon the successful achievement of specific annual earnings targets for each of the years ending 2003, 2004 and 2005. Future consideration, if any, will be recorded as goodwill at the time of payment. The results of operations from the acquired company are included in the Company’s consolidated financial statements for the three and six months ended June 30, 2003 and are a component of the enterprise solutions operating segment.

On April 15, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides various commercial electrical systems subcontracting services primarily for general contractors. Initial consideration consisted of a cash payment totaling $6.2 million. The acquisition was accounted for under the provisions of purchase method accounting in accordance with SFAS No. 141 “Business Combinations”. The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired was recorded as goodwill and other identifiable finite-life intangible assets totaling $4.8 million. Included in the stock purchase agreement is a provision whereby the Company agrees to pay the selling shareholders additional consideration that is contingent upon the successful achievement of specific annual earnings targets for each of the years ending 2003, 2004 and 2005. Future consideration, if any, will be recorded as goodwill at the time of payment. The results of operations from the acquired company are included in the Company’s consolidated financial statements for the three and six months ended June 30, 2003 and are a component of the enterprise solutions operating segment.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Segment Information

The Company’s operations are organized along service lines including four reportable segments: Design and Deployment, Network Management, Enterprise Solutions and Business Consulting. Prior to consummation of the acquisitions described in note 6, the Company had no operations in the enterprise solutions operating segment. The Company’s current activities in the business consulting operating segment are not material to the Company’s results of operations; however, information regarding the historical results of that segment are presented for comparative purposes. Revenues and operating income (loss) generated by the Company’s reporting segments for the three and six months ended June 30, 2002 and 2003 are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues:
Design and deployment	$35.0	$36.1	$65.0	$75.4
Network management	10.3	9.7	19.1	20.3
Enterprise solutions	—	10.0	—	13.0
Business consulting	1.5	1.0	2.8	2.0

Total revenues	$46.8	$56.8	$86.9	$110.7

Operating income (loss):
Design and deployment	$(0.3)	$2.6	$(30.8)	$4.2
Network management	1.2	1.3	(10.4)	2.6
Enterprise solutions	—	0.9	—	1.0
Business consulting	0.3	0.2	(17.6)	0.4

Total operating income (loss)	$1.2	$5.0	$(58.8)	$8.2

Revenues derived by geographic region are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues:
U.S.	$36.0	$49.9	$65.7	$95.6
Central and South America	7.9	2.0	15.8	5.0
Europe, Middle East and Africa	2.9	4.9	5.4	10.1

Total revenues	$46.8	$56.8	$86.9	$110.7

The Company had sales to two separate customers under its subcontractor agreement with the Bechtel Corporation which comprised of a combined total of 35% and 37% of the Company’s total revenues for the three and six months ended June 30, 2003, respectively. Revenues for these customers are recorded in the design and deployment operating segment.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Related Party Transactions

During 2001 and 2002, the Company’s Latin American subsidiaries, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. (“JFR”) and its related affiliates (collectively, “JFR and affiliates”). Jalil Tayebi, a brother of Masood K. Tayebi, the Chairman and the Chief Executive Officer of the Company, holds a majority ownership interest in each of these entities. The primary business purpose for transacting business with JFR and affiliates relates to obtaining improved service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during 2001 and 2002 for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. Additionally, during 2001 JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts. The total net amount owed to JFR as of June 30, 2002 was $1.0 million for services under these agreements. There were no material transactions during the six months ended June 30, 2003, and the total net amount owed to JFR as of June, 30, 2003 is zero ($0.3 million related party receivable offset by $0.3 million payable) for services under these related party contracts. At June 30, 2003, except as noted above, no other commitments or guarantees exist between JFR and affiliates and the Company.

In April 2001, WFI entered into a Strategic Teaming Agreement with GlobTel Holdings, Ltd. (“GlobTel”), to market telecommunications outsourcing services in the Middle East on a non-exclusive basis. GlobTel is significantly owned by Massih Tayebi, a brother of Masood K. Tayebi, and former Chairman of the Company. In August 2001, WFI and GlobTel executed a Master Service Agreement whereby WFI or its designated affiliates would perform telecommunications outsourcing services. In August 2002, WFIL Ltd., a wholly-owned subsidiary of the Company, commenced an engagement for GlobTel pursuant to the Master Services Agreement (MSA) entered into in August 2001. The rights under this agreement were subsequently reassigned from the international subsidiary to Wireless Facilities, Inc. (U.S.). The total contract value of executed work orders as of June 30, 2003 between the Company and GlobTel is approximately $2.0 million. The Company recorded approximately $0.7 million total revenues and has received approximately $0.4 million from GlobTel for services provided under this agreement during the six months ended June 30, 2003. Such revenues are a component of total revenues in the Company’s consolidated statements of operations. As of June 30, 2003, the Company had an outstanding accounts receivable balance of approximately $0.4 million with GlobTel, and is a component of accounts receivable – related party in the Company’s consolidated balance sheets. WFI and GlobTel continue to pursue future business opportunities. If GlobTel is successful in securing new customer contracts in the foreseeable future, and WFI is selected to procure services pursuant to such contracts and the MSA, management expects that WFI will recognize increased revenue, trade receivable balances and cash activity from GlobTel. At June 30, 2003, except as noted above, no other commitments or guarantees exist between GlobTel and the Company.

In June 2001, WFI received a payment of $0.5 million from BridgeWest LLC, a privately-held investment group, representing a prepayment for future engineering services to be provided by WFI to BridgeWest LLC. BridgeWest LLC is significantly owned by Masood K. Tayebi, the Chairman and Chief Executive Officer of the Company, Massih Tayebi, a brother of Masood K. Tayebi and former Chairman of the Company, and Sean Tayebi, also a brother of Masood K. Tayebi. The Company has recorded approximately $0.1 million total revenues for services provided under this agreement during the six months ended June 30, 2003. Such revenues are a component of total revenues in the Company’s consolidated statements of operations and the design and deployment operating segment. During the second quarter of 2003, approximately $0.2 million of the payment received from BridgeWest LLC was applied towards billings for cumulative engineering services provided by WFI and the residual balance of $0.3 million was refunded to BridgeWest LLC. At June 30, 2003, except as noted above, no other commitments or guarantees exist between BridgeWest LLC and the Company.

On October 29, 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. The holders of the Series A Convertible Preferred Stock may elect to convert such stock into shares of the Common Stock of the Company at the conversion price. After July 29, 2004, and if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date, the Series A Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock. Additionally, the Series A Convertible Preferred Stock agreement has a lock-up provision, which expires over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20% of the converted or convertible shares are released from lock-up and available for resale at

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the option of the Series A Convertible Preferred Stock holder(s), until the lock-up’s final expiration on April 29, 2004. The following table presents the number of common shares issuable upon conversion by fiscal quarter, if the holder(s) exercise the option to freely convert preferred stock pursuant to this provision:

	Convertible Preferred Shares	Shares Issuable Upon Conversion	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	TOTAL
Series A Convertible Preferred Stock	63,637	6,363,700	1,272,740	1,272,740	1,272,740	1,272,740	1,272,740	6,363,700
Series A Convertible Preferred Stock issued pursuant to anti-dilution provision	6,363	636,300	127,260	127,260	127,260	127,260	127,260	636,300

Total common shares issuable upon conversion of Series A Convertible Preferred Stock			1,400,000	1,400,000	1,400,000	1,400,000	1,400,000	7,000,000

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

In May 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share (which was the fair market value of the Common Stock at the closing) at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Additionally, the Series A Convertible Preferred Stock agreement has a lock-up provision, which expires over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20% of the converted or convertible shares are released from lock-up and available for resale at the option of the Series B Convertible Preferred Stock holder(s), until the lock-up’s final expiration on September 30, 2004. The following table presents the number of common shares issuable upon conversion by fiscal quarter, if the holder(s) exercise the option to freely convert preferred stock pursuant to this provision:

	Convertible Preferred Shares	Shares Issuable Upon Conversion	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	TOTAL
Common shares issuable upon conversion of Series B Convertible Preferred Stock	90,000	9,000,000	1,800,000	1,800,000	1,800,000	1,800,000	1,800,000	9,000,000

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(9) Legal Matters

Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 Bankruptcy proceedings in 2001, has filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. In a related matter ART has filed a partial objection to the Company’s proof of claim. The Company has received a settlement offer whereby the suit would be dismissed in exchange for a settlement of the claim amount. The Company has submitted a counter proposal and is waiting for a response from ART. At this time, both the settlement offer and counter proposal by the Company would result in a small gain to the Company based upon the overall level of allowances recorded at the time of the bankruptcy. As such, the Company believes the outcome of this claim will not have a material adverse affect on the Company and expects resolution by the end of fiscal 2003.

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

On October 9, 2002, the court signed Stipulations and Orders of Dismissal, which dismissed the Company’s named individual officers and directors from the action, without prejudice, but the Company remained a defendant in the case. On February 19, 2003, the court issued its decision on the joint motion to dismiss the IPO laddering cases. The decision: (a) allowed the plaintiffs to pursue their claim against the Company based on its alleged issuance of a registration statement and prospectus that failed to disclose a fraudulent scheme by the offering’s underwriters and (b) dismissed, with leave to amend, the plaintiffs’ claim against the Company based on its alleged knowledge and intent to defraud investors so as to benefit from an inflated price for the Company’s common stock in the aftermarket. The plaintiffs, the Directors & Officers’ insurance underwriters and the Company, among other issuer co-defendants, have agreed in principle to a form of settlement that would dismiss the Company and its individual directors and officers from the litigation without requiring that the Company fund the settlement. The settlement documents are presently being drafted, and will be submitted to the court for approval once they have been finalized. The Company believes this litigation is without merit and intends to vigorously defend itself against it, should the lawsuit be re-filed. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Darwin Networks, Inc. (“Darwin”) initiated Chapter 11 bankruptcy proceedings in 2001. As part of those proceedings, Darwin filed an action against a wholly-owned subsidiary of the Company (acquired by the Company through a stock purchase agreement on February 13, 2003), to recover an alleged preference payment in the amount of $850,000. During the second quarter of 2003, the wholly-owned subsidiary of the Company reached a full settlement with the bankruptcy trustee whereby the Company agreed to pay $200,000 to the trustee. The payment was made on June 30, 2003. The full amount of this alleged preference payment was initially accrued and recorded to goodwill at the time of the acquisition. Based on this settlement, the Company recorded an adjustment of $600,000 during the second quarter of 2003, and accordingly reduced goodwill.

On July 9, 2003 a complaint was filed against the Company in the Superior Court of San Diego County, California by two individuals purportedly representing a class of similarly situated individuals. The complaint alleges that the Company failed to properly pay the defendants overtime wages, unpaid wages at termination, late payment penalties, and seeks further remedies for alleged violations of the California Business & Professions Code. The Company’s response to the complaint is not yet due. The Company believes that the complaint is without merit and intends to vigorously defend itself against all claims stated therein.

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

(10)  Subsequent Event

On August 7, 2003, the Company acquired all of the outstanding equity interests of a privately-held business that provides full-service security systems and building technologies integration. The initial total consideration consisted of a cash payment totaling $3.7 million. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling equityholders additional consideration that is contingent upon the successful achievement of specific annual earnings targets in the future. The acquisition was accounted for using the purchase method of accounting in accordance with the provisions of SFAS No. 141.

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

Overview

WFI provides a comprehensive range of global outsourcing and security integration services to wireless telecommunication carriers, general contractors and equipment vendors. Such services include the design, deployment, integration and management of client networks and security systems. WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors and a large range of customers from varied commercial and industry sectors that require security integration services. As a result of acquisitions of two privately-held companies during the six months ended June 30, 2003, WFI expanded it business and began operations in its enterprise solutions segment. For the six months ended June 30, 2002, our design and deployment, network management, enterprise solutions and business consulting segments contributed to 75%, 22%, 0% and 3% of our revenues, respectively, compared to 68%, 18%, 12% and 2% of our revenues, respectively, for the six months ended June 30, 2003. Revenues from our international operations contributed 24% and 14% of our total revenues for the six months ended June 30, 2002 and 2003, respectively.

Revenues from business consulting, enterprise solutions and design and deployment contracts are primarily fixed price contracts which are recognized using the percentage-of-completion method. For contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

The majority of our contracts are master service agreements whereby our customers contract with us to provide pre-defined services. These contractual arrangements typically include billing milestones, whereby the customer is not invoiced until milestones (i.e., tasks that are contractually defined) are achieved. Such milestones relate specifically to billings and payment schedules, and are independent of our rights to and the timing of when revenue is recognized. If a contract is terminated, or modified by a customer, we are reimbursed in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable). Certain provisions indemnify us for costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in our ongoing periodic assessment of the total contract value and the associated revenue recognized and any required allowance for unbilled trade accounts receivable.

On certain contracts whereby WFI performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable is retained by the customer until the project is completed by WFI. We periodically review all retainages for collectibility and associated risks. At June 30, 2003, total retainage was $0.4 million and was a component of accounts receivable, net in our consolidated balance sheets.

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

Provision for doubtful accounts includes estimated losses resulting from the financial inability of our customers to make required payments for services we have performed. We consider the following factors when determining if collection of a receivable is reasonably assured: collection history, results of our communications with customers, the current financial position of the customer, and the relevant economic conditions in the customer’s country. If we have no experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

During the second quarter of 2003, we continued to experience a positive trend in our domestic operations despite the existing domestic and international economic challenges. Our international operations, specifically in Mexico, experienced a continued lack of significant improvement, primarily due to network and site development deferrals and scope reductions by existing and potential new customers, and overall pressures for competitive pricing. However, the general trends overall in the wireless telecommunications industry from the fourth quarter of 2002 through the second quarter ended June 30, 2003, showed certain positive signs of recovery from the strong downturn experienced during the 2001 and 2002 periods.

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

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2003

Revenues. Revenues increased from $46.8 million for the three months ended June 30, 2002, to $56.8 million for the three months ended June 30, 2003. The net increase of $10.0 million (21%) was derived primarily from higher domestic revenues partially offset by a decline in revenues from Latin America. Domestic revenues increased $13.9 million, resulting primarily from increased investment by certain large wireless carriers in next-generation networks and services and certain acquisitions that the Company consummated during the first and second quarters of 2003. The recent acquisitions contributed approximately $9.9 million to revenues for the three months ended June 30, 2003. Additionally, as described in our Annual Report on Form 10-K, for certain contracts that meet the criteria set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we record the gross charges (inclusive of mark-up) in revenues and the corresponding costs payable to the respective vendors in cost of revenue. During the three months ended June 30, 2002, we recognized approximately $1.3 million of gross revenues under these contract management agreements compared to $4.7 million during the three months ended June 30, 2003, all of which were from our domestic operations. Revenues from international markets, reflected a net decrease of $3.9 million between periods. The decrease is primarily attributed to our operations in Mexico which recorded $5.9 million in lower revenues due to the continued deferral of capital expansion by wireless carriers in Mexico since the first quarter of 2002, combined with continued pricing pressures. Our EMEA operations, however, partially offset this decline with $2.0 million in higher revenues resulting from new contracts primarily in the Middle East.

Cost of Revenues. Cost of revenues increased from $35.0 million for the three months ended June 30, 2002, to $39.8 million for the three months ended June 30, 2003. The $4.8 million (14%) increase resulted primarily from the corresponding increase in revenues during the second quarter of fiscal 2003, partially offset by the decline in our international operations (principally in Latin America). The net increase derived from our acquisitions in the first and second quarters of 2003 was $7.3 million for the respective reporting period. Gross margin increased from 25% for the three months ended June 30, 2002, to 30% for the three months ended June 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $9.0 million for the three months ended June 30, 2002, to $11.2 million for the three months ended June 30, 2003. Approximately $1.5 million of this increase is attributable to the incremental expenses resulting from the acquisitions in 2003. The remaining increase of $0.7 million relates primarily to certain higher personnel-related expenses. As a percentage of revenues, selling, general and administrative expenses increased slightly from 19% for the three months ended June 30, 2002, to 20% for the three months ended June 30, 2003.

Provision for Doubtful Accounts. Provision for doubtful accounts was zero for the three months ended June 30, 2002 compared to a reversal of $0.9 million for the three months ended June 30, 2003. Based on our ongoing assessment of our trade accounts receivable, combined with recent improved collection efforts and results in our Mexico subsidiary, management determined that approximately $0.9 million of related allowance for doubtful accounts was deemed excess and, therefore, no longer required. Accordingly, the allowance was reduced by $0.9 million during the second quarter of 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense increased slightly from $1.6 million for the three months ended June 30, 2002, to $1.7 million for the three months ended June 30, 2003. The increase is primarily attributable to higher amortization expense of $0.1 million for definite life intangible assets (i.e., covenants not to compete) related to the acquisitions in 2003.

Other Income (Expense), Net. For the three months ended June 30, 2002, net other income was $1.0 million as compared to net other expense of $0.2 million for the three months ended June 30, 2003. The negative change of $1.2 million was primarily attributable to a negative fluctuation in net foreign currency exchange gain/loss of approximately $1.7 million attributable to the periodic unfavorable exchange rate fluctuations primarily in the Mexican Peso. This was partially offset by lower interest expense of $0.5 million resulting from the pay-off of outstanding debt during the second quarter of 2002 (total pay-off was $33.0 million of line of credit and $0.6 million of note payable).

Comparison of Results for the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2003

Revenues. Revenues increased 27% from $86.9 million for the six months ended June 30, 2002 to $110.7 million for the six months ended June 30, 2003. The $23.8 million increase was primarily attributable to higher domestic revenues of $29.9 million and an increase in EMEA revenues of $4.7 million, partially offset by $10.8 million decline in our Latin America operations. Incremental revenues from acquisitions totaled $13.0 million during the six months ended June 30, 2003.

Cost of Revenues. Cost of revenues increased 23% from $64.2 million for the six months ended June 30, 2002 to $78.8 million for the six months ended June 30, 2003 primarily due to the corresponding aforementioned increase in total revenues. Gross margin was 26% of total revenues for the six months ended June 30, 2002, compared to 29% for the six months ended June 30, 2003. The increase in gross profit is due primarily to more efficient domestic project performance partially offset by the Latin America operations where time delays and changes to scopes of work created additional costs with disproportionate incremental revenues. The increase in cost of revenues during the 2003 period attributable to acquisitions was approximately $9.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 51% from $46.1 million for the six months ended June 30, 2002 to $22.5 million for the six months ended June 30, 2003. There were certain significant charges recorded during the first six months of 2002, such as $10.0 million for estimated loss on unused office space, $2.8 million for certain employee compensation and severance costs, and $5.2 million for other general and administrative charges. The remaining overall decrease is primarily due to the reduction in personnel related costs attributable primarily to a reduction in the level of underutilized field personnel and significantly lower administrative expenses as a result of various cost reduction and cost containment programs.

Loss on unused office space. In early 2001, the Company began to experience the initial effects of the downturn and overall subsequent decline in the wireless telecommunications industry. Anticipated projects were delayed or postponed by customers, resulting in significantly higher than expected underutilization costs. Underutilization costs include compensation and benefits for billable employees whose time and related expenses could not be assigned to a revenue-generating project and therefore, become a direct cost to the Company which is recorded in selling, general and administrative expenses. In response, the Company began a planned reduction in force within all functional operating departments of the Company. As a result, the Company was left with significant excess facility capacity associated with non-cancelable operating lease commitments ranging in duration from 24 – 96 months.

The initial provision for loss on unused office space of $1.4 million recorded in 2001 was determined based upon management’s analysis, review and assessment as of March 31, 2001, of the expected realization of projected sublease income associated with the expected excess facility capacity, compared to the aggregate scheduled lease payments through the remainder of the lease terms. Management’s analysis was performed on a net present value basis utilizing the Company’s estimated “cost of capital” as a discount rate. The Company also engaged a national real estate consulting firm to assess the expected range of probable sublease rates giving consideration to the current market capacity of existing commercial real estate, remaining lease term, property location, and other relevant factors. These factors were used as the basis in determining the estimated net present value of the sublease income in order to determine the net loss from unused office space. The initial determination and computation of previous provision for loss were performed in accordance with FASB Technical Bulletin (FTB) 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment”. The initial provision for loss totaling $1.4 million was recorded in selling, general and administrative expenses.

The downturn in the wireless telecommunications industry continued for a longer period and was more severe than initially predicted. With the lack of significant new contracts during the next nine months, the Company was forced to further reduce workforce levels throughout the organization resulting in additional unused facilities associated with existing lease agreements. As other companies reduced their workforces, additional real estate became available which resulted in a reduction of estimated sublease rates and, therefore a reduction in the estimated future sublease income. The Company again engaged a national real estate consulting firm to assess the expected range of probable sublease rates giving consideration to the current market capacity of existing commercial real estate, remaining lease term, property location, and other relevant factors. Based on the expected sublease rates, remaining lease term and the estimated “sublease period”, management concluded an additional provision of $10.0 million was required in the first quarter of 2002.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 21% from $4.3 million for the six months ended June 30, 2002 to $3.4 million for the six months ended June 30, 2003. The decrease is primarily due to the elimination of amortization for certain finite life intangible assets in our EMEA operations (Questus and Telia Contractor operating segments) which were deemed impaired and written off in the quarter ended March 31, 2002.

Asset Impairment Charges. For the six months ended June 30, 2002, asset impairment charges were $21.1 million, compared to zero for the six months ended June 30, 2003. The slowdown in the economy, existing economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation by the Company of its goodwill and other intangible assets during the first quarter of 2002. Based on the Company’s analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed. Accordingly, the Company recorded impairment charges of $21.1 first quarter of 2002. The impairment charge in 2002 did not result from the SFAS 142 transitional impairment test, but was a result of a triggering event in the first quarter of 2002.

Other Income (Expense), Net. For the six months ended June 30, 2002, net other expense was $0.6 million compared to net other income of $0.6 million for the six months ended June 30, 2003. This positive increase of $1.2 million was primarily attributable to lower interest expense resulting from the reduction of outstanding debt, higher interest income due to the higher cash balances, partially offset by slight negative trends during the 2003 period in the Mexican Peso foreign currency.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2002 represented a 17% income tax expense compared to zero tax rate for the six months ended June 30, 2003. The tax provision of $10.1 million for the six months ended June 30, 2002 included an increase to the valuation allowance on deferred tax assets based upon a revision to the projections of future taxable income and inherent risk associated with the achievement of consistent long-term profitability on a consolidated and local geographic segment basis. The increase in the valuation allowance applied to substantially all U.S., state and foreign taxable loss carryforwards and cumulative temporary differences that were accumulated in the prior reporting periods.

Liquidity and Capital Resources

Our sources of liquidity included cash and cash equivalents, short-term investments, cash from operations and other external sources of funds. As of June 30, 2003, we had cash and cash equivalents and short-term investments totaling $104.2 million and $13.0 million, respectively.

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by operations was $10.1 million and $15.0 million for the six months ended June 30, 2002 and 2003, respectively. The increase is primarily due to higher cash collections on our trade accounts receivable balances and corresponding reduction in our overall days sales outstanding. Cash collected on our trade accounts receivable balances were $91.2 million and $104.8 million for the six months ended June 30, 2002 and 2003, respectively. This $13.6 million improvement from prior year is primarily attributed to a positive shift in our customer base and an overall continued growth in domestic revenues associated with large carriers and equipment vendor contracts. Our top customers have shifted from smaller, emerging market carriers to larger, well-known and more established carriers in the industry. Additionally, we have implemented more aggressive collection strategies in our domestic and international operations and have continued to reduce and control our overall operating expenses through more effective and efficient processes.

Cash used in investing activities was $2.1 million and $23.0 million for the six months ended June 30, 2002 and 2003, respectively. Investing activities for the three months ended June 30, 2002 consisted of capital expenditures while 2003 included $2.2 million of capital expenditures, $7.6 million related to net initial consideration paid for acquisitions of two privately-held companies and $14.7 million for purchases of short-term investments; partially offset by $1.5 million of proceeds from the sale of short-term investments. See note 6 to our unaudited consolidated financial statements for further discussion of the Company’s acquisitions during 2003.

Cash provided by financing activities for the six months ended June 30, 2002 was $8.4 million, which consisted primarily of repayments of our line of credit and corresponding note payable totaling $33.6 million and repayment of capital lease obligations totaling $4.0 million, offset by proceeds from issuance of Series B Convertible Preferred Stock totaling $44.9 million, net of issuance costs, and proceeds from the issuance of common stock totaling $1.1 million. Cash provided by financing activities was $13.9 million for the three months ended June 30, 2003. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $15.9 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, partially offset by the repayment of capital lease obligations and notes payable (originated from a recently acquired wholly-owned subsidiary) totaling $2.0 million.

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

Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, future capital expenditures and overall expansion will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditures may be required as deemed necessary, in order to stay competitive and effectively service our customers. Pursuant to the stock purchase agreement for our recent acquisitions, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for each of the years ending 2003, 2004 and 2005. From time to time, in connection with acquisitions, the Company agrees to make additional payments to sellers contingent upon achievement of performance milestones by the acquired entities.

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

Recent Accounting Pronouncements

In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. It is not anticipated that the impact of this statement will have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. It is not anticipated that the impact of this statement will have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is not anticipated that the impact of this statement will have a material effect on our consolidated financial statements.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the six months ended June 30, 2003, we had two separate customers which comprised 19% and 18% of our revenues (both under subcontractor agreements with Bechtel Corporation), and our five largest customers accounted for approximately 67% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

We must also continue to hire and retain additional highly skilled engineering, managerial, marketing and sales personnel. In an effort to manage our costs, it is our policy to hire employees on a project-by-project basis. Upon completion of an assigned project, the employees are no longer employed by us until we elect to hire them for the next project. Competition for such highly skilled personnel in our industry is intense, especially for engineers and project managers, and we can not be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-efficient manner, our operating results will suffer.

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

As of June 30, 2003, approximately 130, or 11% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. We are aware that the Department of Labor has issued proposed rules that place greater requirements on H-1B dependent companies, such as us, and may restrict our ability to hire workers under the H-1B visa category in the future. In addition, these regulations expose us to significant penalties, including a prohibition on the hiring of H-1B workers, if the Department of Labor deems us noncompliant. The Department of Labor intends to publish an interim rule in 2003 and if no changes are made, the rule would take effect in late 2003.

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

We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the six months ended June 30, 2003, international operations accounted for approximately 14% of our total revenues. The overall revenue decline during 2002 and through the second quarter of fiscal 2003 in the international markets resulted from a lack of significant capital expansion by major telecommunication carriers in these regions. However, we expect that international sales will continue to account for a significant percentage of our revenues for the foreseeable future. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, newly enacted SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

A few individuals own a significant percentage of our stock.

As of June 30, 2003, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 34% of our outstanding common stock, after giving effect to the conversion of Series A and Series B Convertible Preferred Stock. In particular, our current Chairman and Chief Executive Officer, Masood K. Tayebi, beneficially owned, approximately 11% of our outstanding common stock. The remaining 23% is beneficially owned by certain other of our officers and directors and their affiliates. In addition, other members of the Tayebi family owned, in the aggregate, approximately 17% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

Litigation may harm our business or otherwise distract our management.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of June 30, 2003, our Mexican subsidiary was in an average net asset position of approximately $12.4 million while our Brazilian and European subsidiaries were in average net monetary liability positions of approximately $4.1 million and $11.5 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at June 30, 2003 were approximately $1.2 million, $0.4 million and $1.2 million for the Mexico, Brazil and European subsidiaries, respectively.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.3 million for the six months ended June 30, 2003. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of June 30, 2003 were $104.2 million and are primarily invested in money market interest bearing accounts. Short-term investments as of June 30, 2003 were $13.0 million are primarily corporate notes and bonds and U.S. government and agency debt securities. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had a $0.1 million effect on net income for the six months ended June 30, 2003. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Wireless Facilities, Inc. was held on June 19, 2003. The following proposals were adopted by the votes indicated below:

1.	To elect a Board of Directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were: Masood K. Tayebi, Ph.D., 37,298,792 for and 6,140,287 withheld; Scott Anderson, 41,634,249 for and 1,804,830 withheld; Scot Jarvis, 41,255,650 for and 2,183,429 withheld; William Hoglund, 41,635,353 for and 1,803,726 withheld; William Owens, 42,013,124 for and 1,425,955 withheld; and Bandel Carano, 41,553,200 for and 1,885,879 withheld.

2.	To ratify the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 26, 2003: 42,826,421 for, 598,931 against, and 13,727 abstained.

Item 6. Exhibits and Reports on Form 8-K:

(a). Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(2)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (3)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
99.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2003.*
99.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2003.*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Report on Form 8-K/A filed on June 5, 2002, and incorporated herein by reference.

(b). Reports on Form 8-K:

On May 5, 2003, we filed a report on Form 8-K to furnish to the SEC our press release regarding our financial results for our fiscal quarter ended March 28, 2003 in accordance with SEC Release No. 33-8216.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS FACILITIES, INC.

By:	/s/ MASOOD K. TAYEBI, PH.D.
Masood K. Tayebi, Ph.D.
Chief Executive Officer

By:	/s/ DAN STOKELY, CPA
Dan Stokely, CPA
Vice President, Corporate Controller and Chief Accounting Officer

Date: August 8, 2003

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

Date: August 8, 2003
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

Date: August 8, 2003

/s/ TERRY ASHWILL
Terry Ashwill
Chief Financial Officer