Form 10-Q
period 2003-09-26
WIRELESS FACILITIES INC
filed 2003-11-05
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2003

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

As of November 4, 2003 there were 62,278,620 shares of the registrant’s $0.001 par value common stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

	December 31, 2002	September 30, 2003
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99.1	$87.7
Short-term investments	—	28.4
Accounts receivable, net	60.5	78.5
Accounts receivable—related party, net	0.4	0.9
Contract management receivables, net	2.4	0.4
Income taxes receivable	3.1	—
Prepaid expenses	1.6	1.7
Employee loans and advances	0.2	0.7
Other current assets	3.5	5.2

Total current assets	170.8	203.5

Property and equipment, net	13.0	12.4
Goodwill and other intangibles, net	41.6	48.1
Deferred tax assets, net	—	4.0
Investments in unconsolidated affiliates	8.2	8.1
Employee loans and advances, net of current portion	0.5	—
Other assets	0.2	0.4

Total assets	$234.3	$276.5

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6.1	$11.0
Accrued expenses	17.2	22.6
Accounts payable—related party	0.7	0.2
Contract management payables	5.6	2.0
Billings in excess of costs	6.4	6.7
Income taxes payable, net	—	2.6
Capital lease obligations	2.3	0.7
Accrual for unused office space	1.8	1.5

Total current liabilities	40.1	47.3

Capital lease obligations, net of current portion	0.6	0.3
Accrual for unused office space, net of current portion	7.6	6.2
Deferred tax liabilities, net	1.6	—
Other liabilities	1.2	1.4

Total liabilities	51.1	55.2

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series A Convertible Preferred Stock, $.001 par value, 63,637 shares issued and outstanding at December 31, 2002 and September 30, 2003 (liquidation preference $35.0)	—	—
Series B Convertible Preferred Stock, $.001 par value, 90,000 shares outstanding at December 31, 2002 and September 30, 2003 (liquidation preference $45.0)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 48,842,220 and 54,554,014 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	—	—
Additional paid-in capital	266.9	290.8
Accumulated deficit	(81.0)	(65.6)
Accumulated other comprehensive loss	(3.0)	(4.2)

Total stockholders’ equity	182.9	221.0

Total liabilities and stockholders’ equity	$234.3	$276.5

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues	$49.1	$68.6	$136.0	$179.3
Cost of revenues	37.2	49.9	101.4	128.7

Gross profit	11.9	18.7	34.6	50.6

Selling, general and administrative expenses	10.1	11.9	56.2	34.4
Provision for doubtful accounts	(1.5)	(0.9)	8.5	(3.1)
Depreciation and amortization	1.7	1.6	6.0	5.0
Asset impairment charges	—	—	21.1	—

Operating income (loss)	1.6	6.1	(57.2)	14.3

Other income (expense), net:
Interest income (expense), net	0.3	0.2	(1.0)	0.6
Foreign currency gain	0.6	0.3	1.5	0.5
Other, net	—	—	(0.2)	—

Other income (expense), net	0.9	0.5	0.3	1.1

Income (loss) before income taxes	2.5	6.6	(56.9)	15.4

Provision for income taxes	—	—	10.1	—

Net income (loss)	$2.5	$6.6	$(67.0)	$15.4

Net income (loss) per common share:
Basic	$0.05	$0.12	$(1.40)	$0.30
Diluted	$0.04	$0.09	$(1.40)	$0.21

Weighted average common shares outstanding:
Basic	48.1	53.8	48.0	51.4
Diluted	65.4	75.7	48.0	72.3

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine months ended September 30,
	2002	2003
Net cash provided by operating activities	$18.4	$12.7

Investing activities:
Capital expenditures	(3.0)	(3.9)
Purchase of short-term investments	—	(30.7)
Proceeds from sale of short-term investments	—	2.3
Cash paid for company acquisitions, net of cash received	—	(10.9)

Net cash used in investing activities	(3.0)	(43.2)

Financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock, net of issuance costs	44.9	—
Proceeds from issuance of common stock	2.1	23.4
Repayment of notes payable	(0.6)	(0.7)
Repayment of line of credit	(33.0)	—
Repayment of capital lease obligations	(4.8)	(2.2)

Net cash provided by financing activities	8.6	20.5

Effect of exchange rate on cash and cash equivalents	(2.1)	(1.4)

Net increase (decrease) in cash and cash equivalents	21.9	(11.4)
Cash and cash equivalents at beginning of period	61.1	99.1

Cash and cash equivalents at end of period	$83.0	$87.7

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1.6	$0.3
Net cash refunded during the period for income taxes	$0.8	$0.3

Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$—	$20.1
Cash paid for acquisitions	—	(11.7)

Liabilities assumed in acquisitions	$—	$8.4

Common stock issued pursuant to Employee Stock Purchase Plan	$2.8	$1.5
Property and equipment received in lieu of repayment of note receivable	$0.3	$—

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI provides a comprehensive range of global outsourcing and security integration services to wireless telecommunication carriers, general contractors and equipment vendors. Such services include the design, deployment, integration and management of clients’ networks and security systems. WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors and a large range of customers from varied commercial and industry sectors that require security integration services. WFI’s engagements range from small and short in duration, to large multi-year contracts performed on a domestic and international level. WFI’s services are performed either on a time and materials basis, on a fixed price, time certain basis or on a contract management reimbursable basis.

(b) Fiscal Calendar and Basis of Presentation

We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal year consists of four equal quarters of 13 weeks each, and our 53 week fiscal year consists of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. The quarters presented in this report on Form 10-Q are comparable. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our third quarter ended on September 26, 2003, but we present our quarter as ending on September 30, 2003.

The information as of September 30, 2003, and for the three and nine month periods ended September 30, 2002 and 2003 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 27, 2002, filed on Form 10-K on March 21, 2003, with the United States Securities and Exchange Commission.

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

(d) Reclassifications

Certain prior period amounts have been reclassified to the extent deemed necessary in order to conform with the current period presentation.

(e) Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has evaluated its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company’s intent, investment policies and its ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income or Loss.” The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair value of short-term investments at September 30, 2003 was as follows (in millions):

	September 30, 2003
	Amortized Cost Basis	Fair Value Basis

Cash and cash equivalents:
Cash	$77.0	$77.0
U.S. government and agency securities	10.7	10.7

Cash and cash equivalents	87.7	87.7

Short-term investments:
Corporate notes and bonds	11.5	11.5
U.S. government and agency securities	16.9	16.9

Short-term investments	28.4	28.4

Cash and cash equivalents and short-term investments	$116.1	$116.1

Debt securities recorded at fair value, maturing:
Within one year		$14.9
After one year through five years		24.2

Debt securities recorded at fair value		$39.1

No short-term investments existed at December 31, 2002. Net unrealized gain or loss on short-term investments which is included as a component of stockholders’ equity, was immaterial at September 30, 2003. There were no realized gains or losses recorded during the three and nine months ended September 30, 2003. Debt securities include corporate and government notes and bonds.

(f) Revenue Recognition

The Company provides services for three primary types of contracts: (1) fixed-price long-term turnkey contracts; (2) time and materials contracts; and (3) contract management and out of pocket reimbursables.

Fixed-price long-term turnkey contracts. The Company derives its revenue primarily from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses. While the Company generally does not incur significant set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. In addition, many of the Company’s contracts include milestone billings.

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

The Company’s long-term fixed-price contracts that have cancellation, modification or milestone billing clauses are accounted for under the percentage-of-completion method of accounting in accordance with SOP 81-1. The majority of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets. These contractual arrangements with the Company’s customers typically include billing milestones. The billing milestone clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. If a contract is terminated without proper cause by the customer, if the customer creates unplanned / unreasonable time delays, or if the customer modifies the contract tasks / scope, the Company is reimbursed in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable.

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

Based on these industry trends, the Company’s experience with its customers, and in accordance with the provisions of EITF 99-19 which addresses the applicability and relevant basis regarding the disclosure of related operating revenue on a gross basis (assumes that the Company is acting as the principal) or on a net basis (which assumes that the Company is acting as an agent), the Company’s management used the following criteria set forth in EITF 99-19 and analysis to reach its conclusion:

•	The Company takes title to the products.

•	The Company has risks and rewards of ownership, such as the risk of loss for collection, delivery or returns.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Under SFAS No. 123, the weighted average option price of stock options granted during the nine months ended September 30, 2002 and 2003 were $4.28 and $7.74 respectively, on the date of grant. The fair value under SFAS No. 123 is determined by utilizing the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Expected term (Hold Period):
Stock Options	3 years	3 years	3 years	3 years
Purchase Plan	6 months	6 months	6 months	6 months
Interest Rate	3.82%	2.89%	3.82%	2.89%
Volatility	125%	100%	125%	100%
Dividends	—	—	—	—

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income (loss) – as reported	$2.5	$6.6	$(67.0)	$15.4
Total stock-based employee compensation expense determined under fair value based method for all awards	(10.9)	(5.1)	(24.8)	(16.7)

Pro forma net income (loss)	$(8.4)	$1.5	$(91.8)	$(1.3)

Earnings (loss) per common share:
Basic – as reported	$0.05	$0.12	$(1.40)	$0.30
Basic – pro forma	$(0.17)	$0.03	$(1.91)	$(0.03)
Diluted – as reported	$0.04	$0.09	$(1.40)	$0.21
Diluted – pro forma	$(0.17)	$0.02	$(1.91)	$(0.03)
Weighted average shares:
Basic – as reported and pro forma	48.1	53.8	48.0	51.4
Diluted – as reported	65.4	75.7	48.0	72.3
Diluted – pro forma	48.1	75.7	48.0	51.4

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

The downturn in the wireless telecommunications industry continued for a longer period and was more severe than initially predicted. With the lack of significant new contracts during the next nine months, the Company was forced to further reduce workforce levels throughout the organization resulting in additional unused facilities associated with existing lease agreements. As other companies reduced their workforces, additional real estate became available which resulted in a reduction of estimated sublease rates and, therefore a reduction in the estimated future sublease income. The Company again engaged a national real estate consulting firm to assess the expected range of probable sublease rates giving consideration to the current market capacity of existing commercial real estate, remaining lease term, property location, and other relevant factors. Based on the expected sublease rates, remaining lease term and the estimated “sublease period”, management concluded an additional provision of $10.0 million was required in the first quarter of 2002. The accrual for unused office space as of September 30, 2003, was $7.7 million.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(2) Recent Accounting Pronouncements

In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the determination as to whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 was effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its operating results and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The Company has reviewed SFAS No, 149 and has determined it will not have a material impact on its operating results and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reviewed SFAS No. 150 and has determined it will not have a material impact on its operating results and financial position.

(3) Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the three and nine month ended September 30, 2003, are as follows (in millions):

	Business Consulting	Design and Deployment	Enterprise Solutions	Network Management	Total

Goodwill, net
Balance as of June 30, 2003	$—	$41.6	$5.0	$—	$46.6
Acquisition	—	—	—	—	—
Adjustment	—	—	(0.1)	—	(0.1)

Balance as of September 30, 2003	—	41.6	4.9	—	46.5

Other intangibles, net
Balance as of June 30, 2003	—	—	1.1	—	1.1
Acquisition	—	—	0.8	—	0.8
Adjustment	—	—	(0.1)	—	(0.1)
Amortization expense	—	—	(0.2)	—	(0.2)

Balance as of September 30, 2003	—	—	1.6	—	1.6

Total goodwill and other intangibles, net	$—	$41.6	$6.5	$—	$48.1

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Business Consulting	Design and Deployment	Enterprise Solutions	Network Management	Total

Goodwill, net
Balance as of December 31, 2002	$—	$41.6	$—	$—	$41.6
Acquisitions	—	—	5.6	—	5.6
Adjustment	—	—	(0.7)	—	(0.7)

Balance as of September 30, 2003	—	41.6	4.9	—	46.5

Other intangibles, net
Balance as of December 31, 2002	—	—	—	—	—
Acquisitions	—	—	2.0	—	2.0
Adjustment	—	—	(0.1)	—	(0.1)
Amortization expense	—	—	(0.3)	—	(0.3)

Balance as of September 30, 2003	—	—	1.6	—	1.6

Total goodwill and other intangibles, net	$—	$41.6	$6.5	$—	$48.1

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Weighted average shares, basic	48.1	53.8	48.0	51.4
Dilutive effect of stock options	1.2	5.8	—	4.8
Dilutive effect of Series A Convertible Preferred Stock	7.0	7.0	—	7.0
Dilutive effect of Series B Convertible Preferred Stock	9.0	9.0	—	9.0
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	0.1	0.1	—	0.1

Weighted average shares, diluted	65.4	75.7	48.0	72.3

The following instruments were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Stock options	3.5	1.2	5.1	2.0
Series A Convertible Preferred Stock	—	—	6.7	—
Series B Convertible Preferred Stock	—	—	4.1	—
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	—	—	—	—

Total anti-dilutive instruments	3.5	1.2	15.9	2.0

Average market value of stock per share	$4.69	$13.12	$4.99	$9.25
Average outstanding stock option price per share	$8.27	$9.99	$8.27	$9.99

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Investments in Unconsolidated Affiliates

(a) Diverse Networks, Inc (“DNI”)

On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% percent interest in DNI, a private company that provides network management and data center services. Through December 31, 2002, this investment was accounted for under the equity method of accounting due to the presence of significant influence that was deemed to exist based on the significant number of contracts that WFI had entered into with DNI and the presence of a WFI employee on DNI’s board of directors. The contracts constituted a substantial portion of business conducted by DNI. By the end of fiscal 2002, the majority of the contracts between the Company and DNI had been completed. This factor, combined with the removal of the Company’s president from the board of directors of DNI, resulted in the Company concluding effective January 1, 2003, that significant influence no longer existed. Accordingly, the investment in DNI no longer met the conditions for the use of equity method of accounting and accordingly, the investment has been accounted for under the cost method since January 1, 2003. The equity in earnings from this investment during the period this investment was accounted for under the equity method of accounting were classified within other income (expense) in the Company’s consolidated statements of operations. The balance of the Company’s investment in DNI at September 30, 2003, totaled $3.1 million and has been classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. The Company evaluates the realizability of its investment in DNI according to the provisions of APB 18. On at least a quarterly basis, the Company obtains and reviews the financial statements and most recent forecasts of DNI. Based on that review and inquiries with DNI’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in DNI has not been impaired.

(b) CommVerge Solutions, Inc.

On July 21, 2000, the Company acquired convertible preferred stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting. The balance of the Company’s investment in CommVerge Solutions, Inc. at September 30, 2003 totaled $5.0 million and has been classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. The Company evaluates the realizability of its investment in CommVerge Solutions, Inc. according to the provisions of APB 18. On at least a quarterly basis, the Company obtains and reviews the financial statements and most recent forecasts of CommVerge Solutions, Inc. Based on that review and inquiries with CommVerge’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in CommVerge Solutions, Inc. has not been impaired.

(6) Acquisitions

On February 13, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides subcontracting services primarily for general contractors and commercial property owners for the design and installation of commercial electrical systems. Initial consideration consisted of a cash payment totaling $1.8 million. The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations”. The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired was recorded as goodwill and other identifiable finite-life intangible assets totaling $2.0 million. As discussed in note 9, the Company adjusted an amount initially accrued and recorded as goodwill at the time of the acquisition as a result of a settlement. Based on this settlement, the Company reduced the accrual for such claim by $0.6 million resulting in a corresponding reduction of goodwill. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling shareholders additional consideration that is contingent upon the successful achievement of specific annual earnings targets for each of the years ending December 31, 2003, 2004 and 2005. Future consideration, if any, will be recorded as goodwill at the time of payment. The results of operations of the acquired company since the acquisition date are included in the Company’s consolidated financial statements for the three and nine months ended September 30, 2003 and are a component of the enterprise solutions operating segment.

On April 15, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that primarily provides various commercial electrical systems subcontracting services for general contractors. Initial consideration consisted of a cash payment totaling $6.2 million. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141. The excess purchase price paid over the fair value of tangible and identifiable

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

intangible net assets acquired was recorded as goodwill and other identifiable finite-life intangible assets totaling $4.8 million. Included in the stock purchase agreement is a provision whereby the Company agrees to pay the selling shareholders additional consideration that is contingent upon the successful achievement of specific earnings targets for each of the twelve month periods ending March 31, 2004, 2005 and 2006. Future consideration, if any, will be recorded as goodwill at the time of payment. The results of operations of the acquired company since the acquisition date are included in the Company’s consolidated financial statements for the three and nine months ended September 30, 2003 and are a component of the enterprise solutions operating segment.

On August 7, 2003, the Company acquired all of the outstanding equity interests of a privately-held business that provides full-service security systems and building technologies integration. The initial consideration consisted of a cash payment totaling $3.7 million. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141. The purchase price paid was allocated over the fair value of tangible and identifiable intangible net assets acquired. The Company recorded other identifiable finite-life intangible assets totaling $0.8 million. After the allocation of the purchase price to identifiable tangible and intangible net assets, an amount totaling $0.7 million was recorded, and therefore, eliminated the entire initial negative goodwill balance. Such reclassification resulted in an accrual reflecting future contingent consideration pursuant to the provisions of SFAS No. 141. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling equity holders additional consideration that is contingent upon the successful achievement of specific annual earnings targets for the period ending December 31, 2003 and the years ending December 31, 2004, 2005 and 2006. The results of operations of the acquired company since the acquisition date are included in the Company’s consolidated financial statements for the three and nine months ended September 30, 2003 and are a component of the enterprise solutions operating segment.

From time to time, in connection with certain future business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such contingent liabilities are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes issuable. As of September 30, 2003, $0.7 million has been accrued related to these arrangements and is included in accrued expenses on the Company’s consolidated balance sheets.

(7) Segment Information

The Company’s operations are organized along service lines including four reportable segments: Design and Deployment, Network Management, Enterprise Solutions and Business Consulting. Prior to the consummation of the acquisitions described in note 6, the Company had no material operations in the enterprise solutions reporting segment. The Company’s current activities in the business consulting reporting segment are not material to the Company’s results of operations; however, information regarding the historical results of that segment is presented for comparative purposes. Revenues and operating income (loss) generated by the Company’s reporting segments for the three and nine months ended September 30, 2002 and 2003 are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues:
Design and deployment	$38.7	$40.8	$103.7	$116.2
Network management	8.9	11.2	28.0	31.5
Enterprise solutions	—	16.2	—	29.2
Business consulting	1.5	0.4	4.3	2.4

Total revenues	$49.1	$68.6	$136.0	$179.3

Operating income (loss):
Design and deployment	$1.0	$2.5	$(29.8)	$6.7
Network management	0.4	1.7	(10.0)	4.3
Enterprise solutions	—	1.8	—	2.8
Business consulting	0.2	0.1	(17.4)	0.5

Total operating income (loss)	$1.6	$6.1	$(57.2)	$14.3

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues derived by geographic region are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues:
U.S.	$43.7	$57.1	$109.4	$152.7
Central and South America	1.4	7.6	17.2	12.6
Europe, Middle East and Africa	4.0	3.9	9.4	14.0

Total revenues	$49.1	$68.6	$136.0	$179.3

The Company had sales to two separate customers under its subcontractor agreement with Bechtel Corporation, which comprised a combined total of 23.2% and 31.5% of the Company’s total revenues for the three and nine months ended September 30, 2003, respectively. Revenues for these customers are recorded in the design and deployment operating segment.

(8) Related Party Transactions

During 2001 and 2002, the Company’s Latin American subsidiaries, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. (“JFR”) and its related affiliates (collectively, “JFR and affiliates”). Jalil Tayebi, a brother of Masood K. Tayebi, the Chairman and the Chief Executive Officer of the Company, holds a majority ownership interest in each of these entities. The primary business purpose for transacting business with JFR and affiliates relates to obtaining improved service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during 2001 and 2002 for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. Additionally, during 2001 JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts. There were no material transactions during the nine months ended September 30, 2003, and the total net amount due from JFR as of September 30, 2003 is $0.1 million ($0.3 million related party receivable offset by $0.2 million payable) for services under these related party contracts. At September 30, 2003, no guarantees and no other material commitments, except as noted above, exist between JFR and affiliates and the Company.

In August 2001, WFI and GlobTel Holdings, Ltd. (“GlobTel”) executed a Master Service Agreement (MSA) whereby WFI or its designated affiliates would perform telecommunications outsourcing services. GlobTel is significantly owned by Massih Tayebi, a brother of Masood K. Tayebi, and former Chairman of the Company. The total contract value of the fully executed work orders as of September 30, 2003 was approximately $2.0 million. The Company has recorded approximately $1.1 million in total revenues and received approximately $0.7 million from GlobTel for services provided under the MSA. Such revenues are a component of total revenues in the Company’s consolidated statements of operations. As of September 30, 2003, the Company had an outstanding accounts receivable balance of approximately $0.4 million with GlobTel. Such accounts receivables are a component of accounts receivable – related party in the Company’s consolidated balance sheets. At September 30, 2003, no material commitments or guarantees exist between GlobTel and the Company.

In June 2001, WFI received a payment of $0.5 million from BridgeWest LLC, a privately-held investment group, representing a prepayment for future engineering services to be provided by WFI to BridgeWest LLC. BridgeWest LLC is significantly owned by Masood K. Tayebi, the Chairman and Chief Executive Officer of the Company, Massih Tayebi, a brother of Masood K. Tayebi and former Chairman of the Company, and Sean Tayebi, also a brother of Masood K. Tayebi. The Company has recorded approximately $0.2 million total revenues for services provided under this agreement during the nine months ended September 30, 2003. Such revenues are a component of total revenues in the Company’s consolidated statements of operations and the design and deployment operating segment. During the second quarter of 2003, approximately $0.2 million of the payment received from BridgeWest LLC was applied towards billings for cumulative engineering services provided by WFI and the residual balance of $0.3 million was refunded to BridgeWest LLC. At September 30, 2003, no material commitments or guarantees exist between BridgeWest LLC and the Company.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 29, 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. The holders of the Series A Convertible Preferred Stock may elect to convert such stock into shares of the Common Stock of the Company at the conversion price. After July 29, 2004, and if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date, the Series A Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock. Additionally, the Series A Convertible Preferred Stock agreement has a lock-up provision, which expires over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20% of the converted or convertible shares are released from lock-up and available for resale at the option of the Series A Convertible Preferred Stock holder(s), until the lock-up’s final expiration on April 29, 2004. The following table presents the total number of common shares issuable upon conversion, if the holder(s) exercise the option to freely convert preferred stock pursuant to this provision and the related number of common shares released from lock-up during each fiscal quarter:

	Convertible Preferred Shares	Shares Issuable Upon Conversion	Shares Released From Lock-up During the Period Ending:
			6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	TOTAL
Common shares issuable upon conversion of Series A Convertible Preferred Stock	63,637	7,000,070	1,400,014	1,400,014	1,400,014	1,400,014	1,400,014	7,000,070

The Company received a notice, dated October 30, 2003, from the holder(s) requesting conversion of 63,637 shares of Series A Convertible Preferred Stock into common stock. See note 10 to the Company’s unaudited consolidated financial statements.

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

On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share (which was the fair market value of the Common Stock at the closing) at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Additionally, the Series A Convertible Preferred Stock agreement has a lock-up provision, which expires over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20% of the converted or convertible shares are released from lock-up and available for resale at the option of the Series B Convertible

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock holder(s), until the lock-up’s final expiration on November 30, 2004. The following table presents the total number of common shares issuable upon conversion, if the holder(s) exercise the option to freely convert preferred stock pursuant to this provision and the related number of common shares released from lock-up during each fiscal quarter:

	Convertible Preferred Shares	Shares Issuable Upon Conversion	Shares Released From Lock-up During the Period Ending:
			12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	TOTAL
Common shares issuable upon conversion of Series B Convertible Preferred Stock	90,000	9,000,000	1,800,000	1,800,000	1,800,000	1,800,000	1,800,000	9,000,000

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

(9) Legal Matters

Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 Bankruptcy proceedings in 2001, filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. In a related matter ART filed a partial objection to the Company’s proof of claim. On August 11, 2003, the Company and ART entered into a settlement agreement whereby the suit would be dismissed in exchange for a reduction of the claim amount. Pursuant to the settlement agreement, the Company will receive the distribution to which it is entitled on or before December 31, 2003. The final settlement is expected to result in a slight gain to the Company after taking into consideration the respective allowances that were recorded at the time of the bankruptcy during the first quarter of 2001.

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

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Darwin Networks, Inc. (“Darwin”) initiated Chapter 11 bankruptcy proceedings in 2001. As part of those proceedings, Darwin filed an action against a wholly-owned subsidiary of the Company (acquired by the Company through a stock purchase agreement on February 13, 2003), to recover an alleged preference payment in the amount of $850,000. During the second quarter of 2003, the wholly-owned subsidiary of the Company reached a full settlement with the bankruptcy trustee whereby the Company agreed to pay $200,000 to the trustee. The payment was made on June 30, 2003. The full amount of this alleged preference payment was initially accrued and recorded to goodwill at the time of the acquisition. Based on this settlement, the Company recorded an adjustment of $600,000 during the second quarter of 2003, and accordingly reduced goodwill. See notes 3 and 6 to the Company’s unaudited consolidated financial statements.

On July 9, 2003 a complaint was filed against the Company in the Superior Court of San Diego County, California by two individuals purportedly representing a class of similarly situated individuals. The Company successfully removed the case to the U.S. District Court, Southern District of California. The complaint alleges that the Company failed to properly pay the defendants overtime wages, unpaid wages at termination, late payment penalties, and seeks further remedies for alleged violations of the California Business & Professions Code. The court granted the Company’s Motion to Compel Arbitration and dismissed the action with prejudice on October 16, 2003, holding that the plaintiffs had signed enforceable agreements to arbitrate, rather than litigate, all disputes arising out of their employment with the Company, and that arbitration, rather than a class action maintained in a court of law, was the proper forum for resolving their dispute. The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend itself against them, should an arbitration proceeding be initiated. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

(10) Subsequent Event

The Company received a notice, dated October 30, 2003, from the holder(s) of the Company’s Series A Convertible Preferred Stock requesting conversion of 63,637 shares of Series A Convertible Preferred Stock into common stock. Each preferred share converted into 110 shares of common stock or a total of 7.0 million shares of common stock. Approximately 4.2 million shares of the common stock are free from the lock-up provision of the Series A Convertible Preferred Stock Agreement and are available for resale.

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

Overview

WFI provides a comprehensive range of global outsourcing and security integration services to wireless telecommunication carriers, general contractors and equipment vendors. Such services include the design, deployment, integration and management of client networks and security systems. WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors and a large range of customers from varied commercial and industry sectors that require security integration services. As a result of acquisitions of three privately-held companies during the nine months ended September 30, 2003, WFI experienced an expansion of its overall business and commenced operations in a new segment created during the second quarter of 2003, enterprise solutions,. For the nine months ended September 30, 2002, our design and deployment, network management, enterprise solutions and business consulting segments contributed to 76%, 21%, 0% and 3% of our revenues, respectively, compared to 65%, 18%, 16% and 1% of our revenues, respectively, for the nine months ended September 30, 2003. Revenues from our international operations contributed 20% and 15% of our total revenues for the nine months ended September 30, 2002 and 2003, respectively.

During the third quarter of 2003, we continued to experience a positive trend in our domestic operations and began to realize improvement in our Latin American operations (consisting primarily of our Brazil and Mexico subsidiaries), due primarily to two contracts that were awarded during the third quarter. We believe that the revenue from these contracts will continue to grow during the fourth quarter of 2003. Our enterprise solutions segment is focused on the security integration industry which is expected to lead to future opportunities for all forms of enterprise business needs and, hence, a growing component of our consolidated operations. Additionally, the current trends in the wireless telecommunications industry have shown positive signs of recovery.

Recent announcements from wireless carriers in the United States have expressed that continuous increases in subscriber base, coupled with the continuous rise in minutes of use in the past several years, and growing data usage due principally to text messaging, combined with new generation of color, camera phones, have or will likely reduce the network quality and capacity in many geographical areas to unacceptable levels. Additionally, existing United States legislation surrounding Number Portability and E-911 are requiring changes to systems, business processes, and networks of wireless carriers. Consequently, many of the carriers are indicating that they will dedicate a larger percentage of their capital expenditures to improving capacity, coverage and quality within their networks, although some still face pressures to streamline their operations and effectively manage cash budgets. Furthermore, carriers will be forced to enhance and modify their infrastructure based on the legislative mandates regarding Number Portability and E-911. Our response to this trend is to continue demonstrating our ability to provide quality turnkey network deployment services and presenting the benefits of operational outsourcing. While we focus on our core competencies, we are also pursuing opportunities in wireless LAN deployment and security systems integration. We expect such initiatives combined with the recent positive trends in the industry should contribute to improved financial performance.

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

Provision for doubtful accounts includes estimated losses resulting from the financial inability of our customers to make required payments for services we have performed. We consider the following factors when determining if collection of a receivable is reasonably assured: collection history, results of our communications with customers, the current financial position of the customer, and the relevant economic conditions in the customer’s country. If we have no experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby WFI performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable is retained by the customer until the project is completed by WFI. We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks.

We received a notice, dated October 30, 2003, from the holder(s) of the Company’s Series A Convertible Preferred Stock requesting conversion of 63,637 shares of Series A Convertible Preferred Stock into common stock. Each preferred share converted into 110 shares of common stock or a total of 7.0 million shares of common stock. Approximately 4.2 million shares of the common stock are free from the lock-up provision of the Series A Convertible Preferred Stock Agreement and are available for resale.

Critical Accounting Principles and Estimates

We have identified certain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. You should refer to our Annual Report on Form 10-K filed on March 21, 2003 for a discussion of our policies on revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets and goodwill, accounting for income taxes, accrual for partial self-insurance, contingencies and litigation. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, shareholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, and contingencies and litigation. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2003

Revenues. Revenues increased from $49.1 million for the three months ended September 30, 2002, to $68.6 million for the three months ended September 30, 2003. The net increase of $19.5 million or 40%, was primarily derived from incremental revenues resulting from acquisitions that the Company consummated during each of the three quarters of 2003 and newly consummated contracts in Latin America. The recent acquisitions contributed approximately $15.7 million to revenues for the three months ended September 30, 2003. Revenues from international markets reflected a net increase of $6.1 million between periods. The increase is primarily attributed to our Latin America operations which recorded $6.2 million higher revenues due to two significant contracts which were awarded to the Company during the third quarter. Revenues were also positively impacted by approximately $2.0 million during the third quarter of 2003, related to the settlement of the 2002 profit and loss sharing calculation pursuant to a profit and loss sharing provision in the subcontractor agreement between us and Bechtel Corporation (Bechtel). We periodically review the overall project status and assess the probability of potential allocable loss based on available information, and accrue any probable and estimable loss if deemed necessary. We do not accrue for potential gains.

The overall increase in revenues was partially offset by a decrease in certain domestic contract management service agreements. During the three months ended September 30, 2002, we recognized approximately $6.3 million of gross revenues under these contract management agreements compared to $3.1 million during the three months ended September 30, 2003.

Cost of Revenues. Cost of revenues increased from $37.2 million for the three months ended September 30, 2002, to $49.9 million for the three months ended September 30, 2003. The $12.7 million or 34% increase resulted primarily from the corresponding increase in revenues during the third quarter of fiscal 2003. The net increase derived from our acquisitions in 2003 was $11.4 million for the respective reporting period. Gross margin increased from 24% for the three months ended September 30, 2002, to 27% for the three months ended September 30, 2003. During the third quarter ended 2003, we recorded a total of $2.0 million of additional profit associated with the settlement of the 2002 profit and loss sharing calculation from Bechtel as described above in our revenue discussion. Additionally, the overall increase in gross margins is primarily attributable to continued strong efficiencies on the domestic projects combined with overall margins resulting from current period acquisitions which have generated gross margins of approximately 27%, collectively. This increase is partially offset by continued low margins in the Latin American operations and an increasing trend by carriers to request turnkey contracts which generally require us to utilize third-party vendors. The lower margins in Latin America continue to result from unpredictable time delays and scope modifications without a representative increase in revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $10.1 million for the three months ended September 30, 2002, to $11.9 million for the three months ended September 30, 2003. Approximately $2.2 million of this increase is attributable to the incremental expenses resulting from acquisitions in 2003 which was offset by a decrease of $0.4 million primarily due to lower facility and personnel-related expenses. As a percentage of revenues, selling, general and administrative expenses decreased moderately from 21% for the three months ended September 30, 2002, to 17% for the three months ended September 30, 2003.

Provision for Doubtful Accounts. Provision for doubtful accounts was a reversal of $1.5 million for the three months ended September 30, 2002 compared to a reversal of $0.9 million for the three months ended September 30, 2003. Based on our ongoing assessment of our trade accounts receivable, combined with recent improved collection efforts and results in our Mexican subsidiary, management determined that such amounts of related allowance for doubtful accounts were no longer required.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased slightly from $1.7 million for the three months ended September 30, 2002, to $1.6 million for the three months ended September 30, 2003. The decrease is primarily attributable to lower depreciation expense associated with assets under capital leases which were culminated, partially offset by amortization expense of $0.2 million for definite life intangible assets (i.e., covenants not to compete) related to the acquisitions during 2003.

Other Income (Expense), Net. For the three months ended September 30, 2002, net other income was $0.9 million as compared to net other income of $0.5 million for the three months ended September 30, 2003. The decline of $0.4 million is primarily attributable to a negative fluctuation in net foreign currency exchange gain/loss of approximately $0.3 million due to the periodic unfavorable exchange rate fluctuations primarily in the Mexican Peso. Additionally, we recognized lower interest income of $0.1 million resulting primarily from the overall decline in interest rates.

Comparison of Results for the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2003

Revenues. Revenues increased 32% from $136.0 million for the nine months ended September 30, 2002 to $179.3 million for the nine months ended September 30, 2003. The $43.3 million increase was primarily attributable to higher domestic revenues of $43.3 million and an increase in EMEA revenues of $4.6 million, offset by $4.6 million net decline in our Latin America operations. Our Latin America operations, however, recently experienced significant improvement primarily attributed to certain significant contracts that were awarded during the third quarter of 2003. Incremental revenues from acquisitions totaled $28.7 million during the nine months ended September 30, 2003. Revenues were also positively impacted by approximately $2.0 million during the third quarter of 2003, related to the settlement of the 2002 profit and loss sharing calculation pursuant to a profit and loss sharing provision in the subcontractor agreement between us and Bechtel.

Cost of Revenues. Cost of revenues increased 27% from $101.4 million for the nine months ended September 30, 2002 to $128.7 million for the nine months ended September 30, 2003 primarily due to the corresponding increase in total revenues. The increase in cost of revenues during the 2003 period attributable to acquisitions was approximately $20.8 million. Gross margin was 25% of total revenues for the nine months ended September 30, 2002, compared to 28% for the nine months ended September 30, 2003. The increase in gross profit is due primarily to more efficient domestic project performance and overall margins contributed by our acquired entities of 26%. Additionally, during the third quarter ended 2003, we recorded a total of $2.0 million of additional profit associated with the settlement of the 2002 profit and loss sharing calculation from Bechtel as described above in our revenue discussion. The overall gross margin increase is partially offset by the Latin America operations where certain time delays and changes to scopes of work created additional costs with disproportionate incremental revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 39% from $56.2 million for the nine months ended September 30, 2002 to $34.4 million for the nine months ended September 30, 2003. The decrease is primarily due to certain significant charges recorded during the first nine months of 2002, such as $10.0 million for estimated loss on unused office space, $2.8 million for certain employee compensation and severance costs, and $5.2 million for other general and administrative charges. The remaining decrease is primarily due to the reduction in personnel related costs attributable to a reduction in the level of underutilized field personnel and significantly lower administrative expenses as a result of various cost reduction and cost containment programs. The decrease is partially offset by expenses related our acquisitions totaling $1.9 million

Loss on unused office space. In early 2001, the Company began to experience the initial effects of the downturn and overall subsequent decline in the wireless telecommunications industry. Anticipated projects were delayed or postponed by customers, resulting in significantly higher than expected underutilization costs. Underutilization costs include compensation and benefits for billable employees whose time and related expenses could not be assigned to a revenue-generating project and therefore, become a direct cost to the Company which is recorded in selling, general and administrative expenses. In response, the Company began a planned reduction in force within all functional operating departments of the Company. As a result, the Company was left with significant excess facility capacity associated with non-cancelable operating lease commitments ranging in duration from 24 – 96 months.

The initial provision for loss on unused office space of $1.4 million recorded in 2001 was determined based upon management’s analysis, review and assessment as of March 31, 2001, of the expected realization of projected sublease income associated with the expected excess facility capacity, compared to the aggregate scheduled lease payments through the remainder of the lease terms. Management’s analysis was performed on a net present value basis utilizing the Company’s estimated “cost of capital” as a discount rate. The Company also engaged a national real estate consulting firm to assess the expected range of probable sublease rates giving consideration to the current market capacity of existing commercial real estate, remaining lease term, property location, and other relevant factors. These factors were used as the basis in determining the estimated net present value of the sublease income in order to determine the net loss from unused office space. The initial determination and computation of previous provision for loss were performed in accordance with FASB Technical Bulletin (FTB) 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment”. The initial provision for loss totaling $1.4 million was recorded in selling, general and administrative expenses. Disclosure of the specific amount and circumstances of this charge is included on pages 22 and 23 of the Company’s Form 10-K.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 17% from $6.0 million for the nine months ended September 30, 2002 to $5.0 million for the nine months ended September 30, 2003. The decrease is primarily due to the elimination of amortization for certain finite life intangible assets in our EMEA operations (Questus and Telia Contractor operating segments) which were deemed impaired and written off in the quarter ended March 31, 2002, partially offset by amortization expense of finite life intangible assets (i.e., covenants not to compete) related to the acquisitions during 2003.

Asset Impairment Charges. For the nine months ended September 30, 2002, asset impairment charges were $21.1 million, compared to zero for the nine months ended September 30, 2003. The slowdown in the economy, existing economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation by the Company of its goodwill and other intangible assets during the first quarter of 2002. Based on the Company’s analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, the Company determined that impairment existed. Accordingly, the Company recorded impairment charges of $21.1 during the first quarter of 2002. The impairment charge in 2002 did not result from the SFAS 142 transitional impairment test, but was a result of a triggering event in the first quarter of 2002.

Other Income (Expense), Net. For the nine months ended September 30, 2002, net other income was $0.3 million compared to $1.1 million for the nine months ended September 30, 2003. This increase of $0.8 million was primarily attributable to lower interest expense and line of credit fees resulting from the significant, or $33.6 million, reduction of outstanding debt in the second quarter of 2002, partially offset by $1.0 million related to significant negative foreign currency fluctuations experienced during the 2003 period in the Mexican Peso. Interest income associated with higher cash and short-term investments compared to the previous respective period was minimized due to the effect of lower interest rates.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2002 represented an 18% income tax expense compared to zero tax rate for the nine months ended September 30, 2003. The tax provision of $10.1 million for the nine months ended September 30, 2002 included an increase to the valuation allowance on deferred tax assets based upon a revision to the projections of future taxable income and inherent risk associated with the achievement of consistent long-term profitability which was evaluated on a consolidated and local geographic segment basis. The increase in the valuation allowance applied to substantially all U.S., state and foreign taxable loss carryforwards and cumulative temporary differences that were accumulated in the prior reporting periods.

Liquidity and Capital Resources

Our sources of liquidity included cash and cash equivalents, short-term investments, cash from operations and other external sources of funds, including issuances of common stock resulting from employee stock option exercises and purchases of common stock in accordance with the provisions of our Employee Stock Purchase Plan. As of September 30, 2003, we had cash and cash equivalents and short-term investments totaling $87.7 million and $28.4 million, respectively.

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by operations was $18.4 million and $12.7 million for the nine months ended September 30, 2002 and 2003, respectively. The decrease between periods of $5.7 million is primarily due to growth of accounts receivable during the third quarter of 2003 associated with newly initiated projects in our Latin America operations. Based on the terms of these contracts (i.e., billing milestones and project timeline) additional resources will be required to procure services and materials to complete the projects. Our cash payments for such additional resources will not coincide with our collection of related accounts receivable balances as a result of the contract terms which will likely cause a negative operating cash flow over the next several months. Cash collected on our trade accounts receivable balances (excluding amounts collected by the companies we acquired in 2003) were $144.7 million and $157.1 million for the nine months ended September 30, 2002 and 2003, respectively. This $12.4 million improvement from prior year is primarily attributed to a positive shift in our customer base and an overall continued growth in domestic revenues associated with large carriers and equipment vendor contracts. Our top customers have shifted from smaller, emerging market carriers to larger, well-known and more established carriers in the industry. Additionally, we have implemented more aggressive collection strategies in our domestic and international operations and have continued to reduce and control our overall operating expenses through more effective and efficient processes.

Cash used in investing activities was $3.0 million and $43.2 million for the nine months ended September 30, 2002 and 2003, respectively. Investing activities for the nine months ended September 30, 2002 consisted of capital expenditures while 2003 included $3.9 million of capital expenditures, $10.9 million related to net initial consideration paid for acquisitions of three privately-held companies and $30.7 million for purchases of short-term investments, partially offset by $2.3 million of proceeds from the sale of short-term investments. See note 6 to our unaudited consolidated financial statements for further discussion of the Company’s acquisitions during 2003.

Cash provided by financing activities for the nine months ended September 30, 2002 was $8.6 million, which consisted primarily of proceeds from issuance of Series B Convertible Preferred Stock totaling $44.9 million, net of issuance costs, and proceeds from the issuance of common stock resulting from exercises of employee stock options and purchases under our Employee Stock Purchase Plan totaling $2.1 million, offset by repayments of our line of credit and corresponding note payable totaling $33.6 million and repayment of capital lease obligations totaling $4.8 million. Cash provided by financing activities was $20.5 million for the nine months ended September 30, 2003. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $23.4 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, partially offset by the repayment of capital lease obligations and notes payable (originated from a recently acquired wholly-owned subsidiary) totaling $2.9 million.

As discussed in the “Risks Related to Our Business” section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the telecommunications industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, future capital expenditures and overall expansion will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditures may be required as deemed necessary, in order to stay competitive and effectively service our customers. From time to time, in connection with acquisitions, the Company agrees to make additional payments to sellers contingent upon achievement of performance milestones by the acquired entities. Pursuant to the stock purchase agreements for our recent acquisitions, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreements, for each of the years ending 2003, 2004, 2005 and 2006.

We believe that our cash and cash equivalent balances and short-term investments will be sufficient to satisfy cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

We are focused on preserving and improving cash and our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts.

Related Party Transactions

For detailed information regarding related party transactions, see note 8 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the determination as to whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 was effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its operating results and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The Company has reviewed SFAS No. 149 and has determined it will not have a material impact on its operating results and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reviewed SFAS No. 150 and has determined it will not have a material impact on its operating results and financial position.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the nine months ended September 30, 2003, we had two separate customers which comprised 15% and 9% of our revenues and our five largest customers accounted for approximately 50% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

We must also continue to hire and retain additional highly skilled engineering, managerial, business development and sales personnel. In an effort to manage our costs, it is our policy to hire employees on a project-by-project basis. Upon completion of an assigned project, the employees are no longer employed by us until we elect to hire them for the next project. Competition for such highly skilled personnel in our industry is intense, especially for engineers and project managers, and we can not be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-efficient manner, our operating results will suffer.

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

The wireless networks that we design, deploy and manage are subject to various FCC regulations in the United States and other international regulations. These regulations require that these networks meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. These networks are also subject to government regulations and requirements of local standards bodies outside the United States, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could have a harmful effect on our business, operating results, liquidity and financial position. Additionally, because we conduct business throughout the United States, many of our activities are subject to different state and local regulatory schemes, including those relating to licensing, taxes and employment matters, with which we are required to comply.

Government regulations could restrict our ability to ability to hire employees or to utilize employees effectively.

As of September 30, 2003, approximately 135, or 10% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years. Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 195,000 through 2003. Absent other congressional action, the cap will return to 65,000 in 2004. In addition, because we are an “H-1B dependent employer” under the Department of Labor regulations, we face enhanced compliance requirements and penalties.

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

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We intend to continue to expand our operations through business acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to properly integrate recent business acquisitions and to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring debt or issuing securities. To the extent we acquire an international operation, we will face additional risks, including:

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

We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the nine months ended September 30, 2003, international operations accounted for approximately 15% of our total revenues. The overall revenue decline during 2002 and through the second quarter of fiscal 2003 in the international markets resulted from a lack of significant capital expansion by major telecommunication carriers in these regions. Our international business operations are subject to a number of material risks, including, but not limited to:

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

As of September 30, 2003, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 32% of our outstanding common stock, after giving effect to the conversion of Series A and Series B Convertible Preferred Stock. In particular, our current Chairman and Chief Executive Officer, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 22% is beneficially owned by certain other of our officers and directors and their affiliates. In addition, other members of the Tayebi family owned, in the aggregate, approximately 16% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms, but such financing would likely dilute our stockholders. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of September 30, 2003, our Mexican subsidiary was in an average net asset position of approximately $5.8 million while our Brazilian and European subsidiaries were in average net monetary liability positions of approximately $8.6 million and $11.3 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at September 30, 2003 were approximately $0.6 million, $0.9 million and $1.1 million for the Mexico, Brazil and European subsidiaries, respectively.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.2 million for the nine months ended September 30, 2003. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of September 30, 2003 were $87.7 million and are primarily invested in money market interest bearing accounts. Short-term investments as of September 30, 2003 were $28.4 million which comprised of corporate notes and bonds and U.S. government and agency debt securities. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had a $0.1 million effect on net income for the nine months ended September 30, 2003. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer] and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Item 6. Exhibits and Reports on Form 8-K:

(a). Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(2)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (3)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report on Form 8-K/A filed on June 5, 2002, and incorporated herein by reference.

(b). Reports on Form 8-K:

On August 4, 2003, we filed a report on Form 8-K to furnish to the SEC our press release regarding our financial results for our fiscal quarter ended June 27, 2003 in accordance with SEC Release No. 33-8216.

On August 14, 2003, we filed a report on Form 8-K to furnish to the SEC information regarding several new contracts which were awarded to the Company during the third quarter of 2003.

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

Date: November 5, 2003