Form 10-K
period 2003-12-26
WIRELESS FACILITIES INC
filed 2004-03-08
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number     0-27231

Wireless Facilities, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☑    No  ☐

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

Yes  ☑    No  ☐

The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates as of the last business day of most recently completed second fiscal quarter (June 27, 2003) was approximately $336.2 million, based on the closing sale price on the NASDAQ market exchange on that date.*

The number of shares outstanding of the Registrant’s Common Stock was 64,026,604 as of March 1, 2004.

*Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 5% of the Common Stock outstanding at June 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s proxy statement for the annual meeting to be held on May 13, 2004 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year ended December 26, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

WIRELESS FACILITIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2003

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

We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years will consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2003 fiscal year ended on December 26, 2003, but we present our 2003 fiscal year as ending on December 31, 2003.

Description of the Business

General

We are an independent provider of outsourced communications and security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government, and enterprise customers. We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998. We consummated our initial public offering on November 5, 1999. Our principal executive office is located at 4810 Eastgate Mall, San Diego, California 92121. Our telephone number is (858) 228-2000.

The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. As part of our strategy, we are technology and vendor independent. We believe that this aligns our goals with those of our customers and enables us to objectively evaluate and recommend specific products or technologies. We provide network design and deployment services to wireless carriers including, but not limited to, (in alphabetical order) AT&T Wireless, Cingular, Sprint, T-Mobile, Telcel, Telefonica, Verizon and Vodaphone and equipment vendors such as Ericsson, Nortel and Siemens. We have internally developed a methodology of planning and deploying wireless networks that allows us to deliver reliable and scalable network solutions, primarily on a fixed-price, time-certain basis. We believe this enables our customers to improve their ability to forecast the costs and timing of network deployment and management and increase their focus on internal core competencies while relying on us for planning, designing, deploying and managing their networks. Our work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management. We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development. Our work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

Operating Segments

At December 31, 2003, our business was organized into four primary operating segments: business consulting, network design and deployment services, network management services, and enterprise solutions. See note 13 to our consolidated financial statements for information with respect to revenues, operating results and long-lived assets of each segment. In 2004, we reorganized our operating segments to reflect our operations and strategic direction. Our three operating segments, effective January 1, 2004, are our Wireless Network Services segment (encompassing business consulting, design and deployment services and network management services), our Enterprise Network Services segment, and our Government Network Services segment.

Wireless Network Services Segment

Business Consulting

We provide business consulting services for all pre-deployment planning including technology assessment, market analysis, and business plan development. We study and analyze the traffic patterns, population density, topography and propagation environment in each market under consideration. We have developed a proprietary methodology to assist customers in analysis of the competitive landscape for mobile broadband services, and we use our expertise and experience to analyze the financial, engineering, competitive and technology issues applicable to a proposed technology or network deployment project. Drawing upon the demographic analysis and preliminary network dimensioning and benchmarks for deployment-related expenditures from our various functional groups and consultants, we create new business strategies or evaluate existing deployment strategies. Although the size of these projects is typically smaller in scope than design and deployment projects, they are strategically important to us because they represent opportunities to build relationships and credibility with customers during the planning phase, and they enhance our experiences with leading edge technologies.

Network Design and Deployment Services

We provide a range of services for the full design and deployment of wireless networks. Such services include:

•	Radio Frequency Engineering. Radio frequency engineers design each integrated wireless system to meet the customer’s performance requirements. These requirements are based upon a projected level of subscriber density, traffic demand, and the coverage area. Our engineers perform the calculations, measurements and tests necessary to determine the optimal placement of the wireless equipment. In addition to meeting basic transmission requirements, the radio frequency network design must make optimal use of radio frequency and result in the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. The constraints may be imposed by cost parameters, terrain, license limitations, interference with other operators, site availability, applicable zoning requirements and other factors.

•	Spectrum Relocation. To enable customers to use the radio frequency spectrum they have licensed, it is often necessary for customers to analyze the licensed spectrum for interference from existing users, and move these incumbent users to new frequencies. We assist our customers in accomplishing this spectrum relocation by providing complete point-to-point and point-to-multipoint line-of-sight microwave and other types of engineering and support services. Engineering and support services include identifying existing microwave or other frequency uses, negotiating relocation with incumbent users, managing and tracking relocation progress and documenting the final decommissioning and replacement of the incumbent users’ facilities.

•	Fixed Network Engineering. Most wireless calls are ultimately routed through a wireline network. As a result, the traffic from wireless networks must be connected with switching centers within wireline networks. We establish the most efficient method to connect cell sites to the wireline backbone, whether by microwave radio or by landline connections. Our engineers are involved in specifying, provisioning and implementing fixed network facilities.

•	Site Development. Site development experts acquire the rights to build wireless transmission sites, gain zoning approvals, secure building permits, and manage the construction of the site.

•	Installation and Optimization Services. WFI personnel install radio frequency equipment, including base station electronics and antennas, and recommend and implement location, software and capacity changes required to meet the customer’s performance specifications. We provide installation and optimization services for all major PCS, cellular and mobile broadband wireless air interface standards and equipment manufacturers. We also perform initial optimization testing of installed networks to maximize the efficiency of these networks.

Network Management Services

Network management services are comprised of post-deployment radio frequency optimization services and network operations and maintenance services.

•	Post-Deployment Radio Frequency Optimization. Upon initial deployment, a network is optimized to provide wireless service based upon a set of parameters existing at that time, such as cell density, spectrum usage, base station site locations and estimated calling volumes and traffic patterns. Over time, call volumes or other parameters may change, requiring, for example, the relocation of base stations, addition of new equipment or the implementation of system enhancements. We offer ongoing radio frequency optimization services to periodically test network elements, tune the network for optimal performance and identify elements that need to be upgraded or replaced.

•	Network Operations and Maintenance. For customers with ongoing outsourcing needs, we can assume responsibility for day-to-day operation and maintenance of their wireless networks. The relationship we develop with our customers for this type of outsourcing contract begins with a team of engineers and other professional and support staff aligned to meet the customer’s specific needs. We take into account such variables as grade of service, reliability requirements, and geographic layout of the system in determining the allocation of site maintenance responsibilities between our service team and the customer’s own personnel. We provide staffing to perform the necessary services for centralized network monitoring, optimization services, and maintenance and repair of critical network elements, including base station equipment, mobile switching centers and network operating centers.

Within these segments we have developed solutions that enable us to manage large scale deployments for the carriers and to offer specialized solutions that enable our customers to meet their objectives of increased quality, coverage and capacity on the carrier networks worldwide.

Turnkey Solutions. Traditionally, carriers engaged a number of firms or used internal personnel to build and operate their wireless networks. In this case, the carrier was responsible for the coordination and integration of the various contractors. WFI’s turnkey approach allows the carrier to engage a single responsible party accountable for delivering and managing the network. Through total control of staff and resources, WFI reduces the time and cost of network deployment, management, and subsequent operation. Finally, WFI’s turnkey model eliminates the need for a carrier or equipment vendor to assemble, train and retain network deployment and management staff, resulting in additional cost and schedule efficiencies.

Technology and Vendor Independence for both Mobile and Fixed Wireless Operations. We have experience in all major wireless technologies, including: conversion of analog cellular systems to digital capability (CDMA, TDMA, GSM, GPRS and iDEN); deployment of digital PCS systems and; migration to 3G network platforms to provide high speed wireless data Internet capability, such as UMTS spectrum in Europe. The critical components of our ability to meet and exceed customer expectations are our broad scope of services, our technical expertise and our technology and vendor agnosticism. Such independence allows WFI to offer its customers the most technologically advanced, objective and appropriate suite of solutions available based solely on the customer’s requirements.

Fixed-Price and Time-Certain Delivery. A significant portion of our services (66% during fiscal year 2003) are sold primarily on a fixed-price, time-certain basis, where our customers pay by project increments according to defined results on a per-unit basis project site (as defined in the agreement based on milestones), rather than by the hour. By selling our services primarily on a fixed-price, time-certain basis, our customers can better forecast their capital expenditures and operating expenditures more accurately.

Proven Methodology. Our project management process enables us to meet our customers’ needs without compromising project quality. We have a dedicated staff employed to facilitate efficient feedback of information among the various specialized activities involved in the design and deployment of a network so that our project teams work quickly and effectively. Through this coordinated effort, and the use of Dynamic Tracker®, our proprietary project tracking software tool, we are able to continually optimize human resource deployment and deliver the most efficient and effective solutions on time and within budget.

Depth and Scale. Our principal asset is our staff, 84% of who work directly on customer projects. Our technological expertise and industry knowledge has enabled us to form strong customer relationships with established carriers and equipment vendors. In addition, we have established corporate resource centers in Mexico, Brazil, United Kingdom, Sweden and China. We believe our committed presence in these countries facilitates, and therefore, enhances our ability to customize services to meet the needs of our international customer base via a comprehensive understanding of the local economic issues, business practices and culture.

Enterprise Network Services Segment

Our Enterprise Network Services division provides system design, deployment, integration, monitoring and support services for enterprise networks. Enterprise networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire alarm. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine electronic security and building automation systems with fixed or wireless connectivity solutions. We aim to meet the needs of any business enterprise by understanding the needs of the particular entity, sifting through the multiple solutions and complex technologies available in the marketplace and designing, deploying, managing and maintaining a cost-effective and integrated solution that is capable of evolving as the needs of the client change with time. Our target markets are healthcare, education, government and correctional facilities as well as commercial and industrial enterprises. Our commitment to these markets and our proven ability to provide feature-rich, cost-effective solutions has allowed us to become one of the larger independent integrators for these types of systems.

Historically, the largest systems integrators serving such markets have been divisions of larger companies that also manufactured proprietary security and building automation products. As security and building systems evolve from stand-alone products into integrated systems, and finally into critical infrastructure the demand for enterprise solutions such as those offered by us are expected to increase. Volume buyers are increasingly showing a tendency to select independent “vendor agnostic” service providers, allowing our independence to become an important differentiator. As open standards and IP-based architecture continue to supplant vendor proprietary protocols and products in the marketplace, we believe our independent position will allow us to capture an increasing share of the systems integration market.

Our Enterprise Network Services division also leverages our certified wireless specialists and registered communications network designers to customize wired and wireless solutions that meet the requirements of even the most sophisticated customer. A typical enterprise campus environment not only has a large number of sub-systems but also a large number of users with different and varying needs, and we are able to use both wireless and wired technologies to create a network that meets the complex requirements of our customers. For those clients who also demand the integration of licensed band wireless systems (such as cellular and PCS) within the enterprise network, we are uniquely equipped and qualified to meet these deployment challenges both independently and through leveraging the skill sets of our Wireless Network Services segment.

Government Network Services Segment

In January 2004, with the acquisition of High Technology Solutions, Inc. (HTS), we created our Government Network Services division which provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies. We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development.

Our Government Network Services division serves the federal information technology services market, which includes the design, development, deployment, integration and management of communications and information networks. According to INPUT, a government market research firm, this market is currently in excess of $60 billion annually and includes not only spending by the Department of Defense (DoD) but also by federal civilian agencies. More importantly for us, preliminary estimates by INPUT show wireless-related spending in as much as $43 billion worth of government information technology contracts, and industry experts expect the market for wireless related spending to grow even faster than the overall government information technology market.

The growth in the government information technology market is being driven by a number of factors, including an overall desire on the part of the federal government to upgrade communication and information systems, the aging of the federal workforce, and an increase in the use of private sector outsourcing. In addition, market growth has been driven and will continue to be driven in large part by DoD information technology spending which has been increasing over the past two years at an even faster rate than the overall government information technology market. World events, political factors, and changing DoD priorities have resulted not only in the growth of the overall DoD budget, but more importantly in the significant growth of the DoD information technology budget. The end of the cold war and the emergence of new enemies and new national security threats have caused an increased emphasis on network centric warfare, information superiority and the convergence and interoperability of information systems. These changes are also bringing a significant increase in demand for wireless related technology as the government’s national security efforts focus more and more on mobility, broadband connectivity, speed, efficiency, and overall effectiveness of deployment.

Our Government Network Services division was created to leverage our core competencies in skills that are currently in great demand — wireless radio frequency engineering, Internet protocol engineering, network management, project management, and physical and electronic security systems integration — to capitalize on the numerous contracting opportunities available to outside service providers.

Our Government Network Services division also focuses on the homeland security market with products and services aimed at helping first responders to emergency situations. In addition, as physical security and electronic or information security continue to converge, our Government Network Services division plans to utilize the systems integration expertise that has been developed within the Enterprise Network Services division to offer complete security solutions to WFI’s government customers.

ISO Qualification

In November 2002, we received ISO 9001:2000 certification. This certification validates that we are among an exclusive tier of companies that possess well-defined and integrated quality measures and comprehensive programs that ensure our services are provided according to uniform standards that are considered best practices within the industry. In 2004, we are upgrading our ISO certified to system to a TL 9000 certified system. TL 9000 is a set of quality standards specifically tailored for the telecommunications industry and focuses on measurement of service, accuracy, adherence to customer requirements and monthly submission of performance metrics to the QuEST Forum. We believe that the addition of the telecommunication-specific quality standards will further prove that we are dedicated to providing a quality service to our clients.

Customers

We are an independent provider of outsourced communications and security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government, and enterprise customers. We also provide services to satellite service providers and wireless tower companies. A representative list of our customers in our wireless business during 2003 includes (in alphabetical order) AT&T Wireless, Cingular, Sprint, T-Mobile, Telcel, Telefonica, Verizon and Vodaphone and equipment vendors such as Ericsson, Nortel and Siemens. In our Enterprise Network Services division, our customers include Coca Cola, Westfield Shopping Towns, Port of Texas, iPass and General Electric. Customers in our Government Network Services division include the U.S. Air Force, U.S. Navy, Missile Defense Agency and the Department of Homeland Security.

Competition

Our market is competitive, and includes the full range of service providers. Many of the companies that we compete against have significantly greater financial, technical and marketing resources, and generate greater revenues than does WFI.

Competition in the Wireless Network Services business comes from the internal engineering departments of carrier and equipment vendors, as well as companies like American Tower, Flextronics, LCC International, Marconi Communications, General Dynamics and Whalen & Company, Inc. (a subsidiary of Tetra Tech, Inc.). We also compete with engineering and project management companies like Bechtel Corporation, Bovis Lend Lease, CH2MHill and Fluor Daniel, Inc. for the turnkey deployment of wireless networks. These companies are significant competitors given their project finance capabilities, reputations and global presence.

Competition in the Enterprise Network Services division includes Siemens Building Technology, Johnson Controls, Ingersoll Rand and Convergent.

Competition in the Government Network Services division includes Northrop Gruman, SAIC, Anteon International, ITT Industries, Inc., General Dynamics and Computer Sciences Corporation.

We believe that the principal competitive factors in our business include the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, project management expertise, industry experience and competitive pricing. In addition, our technology independence and technical expertise in new and evolving technologies has become increasingly important. We believe that the ability to integrate these technologies, as well as equipment from multiple vendors, gives us a competitive advantage as we can offer the best technology and equipment to meet a customer’s needs. We believe our ability to compete also depends on a number of additional factors including:

•	competitive pricing for similar services;

•	the ability and willingness of our competitors to finance customers’ projects on favorable terms;

•	the ability of our customers to perform the services themselves; and

•	the responsiveness of our competitors to customer needs.

Employees

As of December 31, 2003, we employed 1,760 full time employees worldwide. None of our employees, other than our Swedish employees (approximately 57 at December 31, 2003), are represented by a labor union, and we have not experienced any work stoppages.

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

Our success is dependent on growth in the deployment of wireless networks, and to the extent that such growth slows, our business may be harmed.

The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States and internationally. In recent years, however, many telecommunications carriers have re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and a general economic slowdown in the United States and internationally. That trend has only recently begun to change as several large carriers in the U.S. and Latin America have started to once again focus on network expansion. If the rate of growth slows or carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

The uncertainty associated with rapidly changing telecommunications technologies may also negatively impact the rate of deployment of wireless networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities. If telecommunications service providers perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may, as a result, slow their development of next generation technologies. Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment. Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

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

If enterprise customers do not invest in security systems and other new in-building technologies such as wireless local area networks, our business will suffer.

In 2003, we launched significant enterprise-based WLAN (Wireless Local Area Networks) and security systems initiatives. We intend to devote significant resources to developing these initiatives, but we cannot predict that we will achieve widespread market acceptance amongst the enterprises. It is possible that some enterprises will determine that their current capital constraints and other factors outweigh their need for WLANs and security systems at this time. As a result, we may incur a significant delay in the adoption of WLAN and security systems by enterprises which would harm our business.

Our failure to obtain new government contracts, the cancellation of government contracts, or a reduction in federal budget appropriations involving our services could materially adversely affect our revenues.

We anticipate that a material portion of our future revenues will come from our Government Network Services division. Our revenues and cash flows from our Government Network Services division may decline if a significant number of our government contracts are delayed or cancelled due to cutbacks in defense, homeland security or other federal agency budgets or for other reasons. In addition, our failure to successfully compete for and retain such government contracts could have an adverse effect on our revenues and cash flows. We cannot guarantee that we, or if we are a subcontractor that the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

We anticipate that our Government Network Services division will also be sensitive to changes in national and international defense and budget priorities. Demand for our services may decline if conflicts in the Middle East and other high risk areas subside, or if U.S. defense budget appropriations are reduced.

We are subject to extensive government regulation, and our failure or inability to comply with these regulations could subject us to penalties and result in a loss of our government contracts, which could adversely affect our revenues.

We must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our business. We are also subject to routine audits to assure our compliance with these requirements. Our failure to comply with these regulations, rules and approvals could result in the impositions of penalties and the loss of our government contracts and disqualification as a U.S. government contractor, which could adversely affect our revenues.

We derive a significant portion of our revenues from a limited number of customers.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the year ended December 31, 2003, we had one customer which comprised 24% of our revenues and our five largest customers accounted for approximately 53% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We completed our acquisition of HTS in January 2004. In addition, since February 2003, we have acquired three other businesses. Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also intend to continue to expand our operations through business acquisitions over time. We recently filed an acquisition shelf registration statement on Form S-4. Once the acquisition shelf is declared effective by the SEC, it will enable us to issue up to $200 million shares or our common stock in one or more acquisition transactions.

Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. To the extent we acquire an international operation, we will face additional risks, including:

•	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

•	different or conflicting regulatory or legal requirements;

•	foreign currency fluctuations; and

•	diversion of significant time and attention of our management.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity. In particular, Cingular has recently announced plans to acquire AT&T Wireless, both of whom are significant customers of ours. This consolidation and the potential continuing trend towards future consolidation within the wireless telecommunication industry may lead to a greater ability among equipment vendors and carriers to provide a comprehensive range of network services, and may simplify integration and installation, which could lead to a reduction in demand for our services. Moreover, the consolidation of equipment vendors or carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may adversely impact our business.

If our customers do not receive sufficient financing or fail to pay us for services performed, our business may be harmed.

Some of our customers rely upon outside financing to pay the costs of deploying their networks. These customers may fail to obtain adequate financing or experience delays in receiving financing and they may choose the services of our competitors if our competitors are willing and able to provide project financing. Unfavorable economic conditions have caused and may in the future cause those customers that have adequate financing to delay deploying or upgrading their networks as they prioritize or ration their capital resources.

In addition, we have historically taken significant write-offs of our accounts receivable. In some instances we may not receive payment for services we have already performed. If our customers do not receive adequate financing or if we are required to write-off significant amounts of our accounts receivables, then our net income will decline, and our business will be harmed.

If we fail to successfully compete, our business may suffer.

Each of the vertical markets that we compete in is highly competitive. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results may be harmed. We expect competition to continue and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

Many of our current competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than we do. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our potential clients and have extensive knowledge of the industries that we compete in. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and they may be able to devote more resources to the development, promotion and sale of their services that we can.

Our quarterly results fluctuate and may cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period to period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are outside of our control, are likely to cause these fluctuations. Some of these factors include:

•	telecommunications market conditions and economic conditions generally;

•	the timing and size of network deployments by our carrier customers and the timing and size of orders for network equipment built by our vendor customers;

•	fluctuations in demand for our services;

•	changes in our effective tax rate;

•	the length of sales cycles;

•	reductions in the prices of services offered by our competitors;

•	our success in bidding on and winning new business;

•	changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;

•	the timing of expansion into new markets, both domestically and internationally;

•	our allowance for doubtful accounts;

•	our sales, marketing, and administrative cost structure; and

•	the costs of integrating technologies or businesses that we add.

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

Our wireless network engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we miscalculate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

Our success depends upon our attracting and retaining key members of our management team. We recently announced that Masood Tayebi, our Chief Executive Officer since inception, will be transitioning to the role of Executive Chairman, and Eric DeMarco, our current President and Chief Operating Officer, will assume the role of CEO on April 1, 2004. In addition, we are currently engaged in a search for a Chief Financial Officer and General Counsel. We cannot assure you that these management transitions will not result in some disruption of our business. The loss of any of our key members might delay or prevent the achievement of our development and strategic objectives. Our future performance will be substantially dependent on our ability to attract, retain and motivate key members of our management team.

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

Government regulations of the telecommunications industry may adversely affect our business.

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

As of December 31, 2003, approximately 150 or 11% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years. Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 195,000 through 2003. Absent other congressional action, the cap will return to 65,000 in 2004. In addition, because we are an “H-1B dependent employer” under the Department of Labor regulations, we could face enhanced compliance requirements and penalties.

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

We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the year ended December 31, 2003, international operations accounted for approximately 20% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. The Financial Accounting Standards Board has announced its intention to require that companies record compensation expense in the statement of operations for employee stock options using the fair value method. Implementation of this requirement could have a significant negative effect on our reported results or impair our ability to use equity compensation to attract and retain skilled personnel. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, newly enacted SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

A few individuals own a significant percentage of our stock.

As of December 31, 2003, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 31% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Chairman and Chief Executive Officer, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 21% is beneficially owned by certain of our other officers and directors and their affiliates. In addition, other members of the Tayebi family owned, incrementally and in the aggregate, approximately 16% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. We also recently filed a universal shelf registration statement on Form S-3. Once declared effective by the SEC, we may sell, in one or more public offerings, shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. Such financing or offerings would likely dilute our stockholders. In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders or customers could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes or on terms favorable to us.

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

Our principal executive offices are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. Other corporate resource offices are located in the following locations: Marietta, Georgia; Wilmington, Delaware; Houston, Texas; Reston, Virginia; Sao Paulo, Brazil; Mexico City, Mexico; Stockholm, Sweden; London, U.K. and Beijing, China. The Company also leases office space to support engineering and design and deployment services in various regions throughout the continental and contiguous United States. The leases on these spaces expire at various times through March 2009. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3.	Legal Proceedings

Refer to note 15 of our audited consolidated financial statements.

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

	High	Low
Year Ended December 31, 2003:
Fourth Quarter	$18.60	$11.14
Third Quarter	$15.60	$11.01
Second Quarter	$12.14	$5.74
First Quarter	$7.08	$5.01

Year Ended December 31, 2002:
Fourth Quarter	$7.39	$4.05
Third Quarter	$5.25	$4.24
Second Quarter	$6.05	$4.23
First Quarter	$7.19	$3.58

On March 1, 2004, the last sale price of our Common Stock as reported by NASDAQ was $13.49 per share. On March 1, 2004, there were 245 shareholders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans as of December 31, 2003 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders (1)	9,029,797	$9.81	2,970,877	(3)
Equity Compensation Plans Not Approved by Shareholders (2)	2,511,056	$6.99	1,689,795

	11,540,853		4,660,672

(1)	Includes 1997 Stock Option Plan, 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plans
(2)	Includes 2000 Non-Statutory Stock Option Plan
(3)	Includes 922,811 shares reserved for issuance under the Employee Stock Purchase Plan

For more detailed information regarding our equity compensation plans, see note 10 to our consolidated financial statements.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are incorporated in Item 7 or included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	(All amounts except per share data in millions)
	1999	2000	2001	2002	2003
Consolidated Statements of Operations Financial Data:
Revenues	$92.7	$255.9	$207.2	$187.0	$262.2
Gross profit	$38.4	$115.8	$66.2	$48.3	$71.3
Operating income (loss)	$17.6	$52.0	$(71.5)	$(54.7)	$22.2
Provision (benefit) for income taxes	$7.2	$20.3	$(15.0)	$10.1	—
Net income (loss)	$9.6	$31.8	$(60.1)	$(63.9)	$23.5
Net income (loss) per common share:
Basic	$0.33	$0.76	$(1.31)	$(1.33)	$0.44
Diluted	$0.27	$0.63	$(1.31)	$(1.33)	$0.32
Weighted average shares:
Basic	29.1	41.8	45.9	48.1	53.4
Diluted	35.2	50.5	45.9	48.1	73.3

	As of December 31,
	(All amounts in millions)
	1999	2000	2001	2002	2003
Consolidated Balance Sheets Data:
Cash and cash equivalents	$34.3	$18.5	$61.1	$99.1	$89.6
Short-term investments	—	—	—	—	$24.6
Working capital	$91.4	$103.2	$104.3	$130.7	$162.9
Total assets	$134.4	$297.1	$275.9	$234.3	$300.9
Total debt	$2.7	$37.7	$42.1	$2.9	$0.7
Total stockholders’ equity	$101.4	$198.6	$197.8	$182.9	$242.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

We are an independent provider of outsourced communications and security systems engineering and integration services for the wireless communications industry, the U.S. government, and enterprise customers. The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. As a result of our acquisition of HTS, we expect our work for the federal government to primarily involve systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management. We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development. Our work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

Revenues from business consulting, enterprise solutions and design and deployment contracts are primarily fixed price contracts which are recognized using the percentage-of-completion method of accounting under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” For contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed.

Cost of revenues includes direct compensation, living, travel and benefit expenses for project-related personnel, payments to third-party sub-contractors, project-related incentive compensation based upon the successful achievement of certain project performance goals, allocation of corporate overhead costs of expendable computer software and equipment, and other direct project-related expenses. Direct compensation and benefits are computed based on standard costs and actual hours billed. We review and adjust these standard costs periodically to ensure they are comparable to actual costs.

Selling, general and administrative expenses include compensation and benefits for corporate service employees and similar costs for billable employees whose time and expenses cannot be assigned to a project (underutilization costs), expendable computer software and equipment, facilities expenses and other operating expenses not directly related and/or allocated to projects. Additionally, our sales personnel and senior corporate management have, as part of their compensation packages, periodic and annual bonus/commission incentives based on the attainment of specified performance goals.

Provision (credit) for doubtful accounts includes estimated losses resulting from the financial inability of our customers to make required payments for services we have performed. We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history, results of our communications with customers, the current financial position of the customer, and the relevant economic conditions in the customer’s country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If these factors do not indicate collection is reasonably assured, revenue is deferred until such time, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby WFI performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed by WFI. We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks. Total retainages included in accounts receivable were $0 and $1.1 million at December 31, 2002 and 2003, respectively.

Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance:

•	During 2003, in response to consumer demand for improved network coverage, quality, and capacity due to continued growth in subscribers, minutes of use and increased data usage, wireless carriers domestically increased capital spending on their networks resulting in a growth in our wireless network business. We expect this trend to continue in 2004.

•	Our Latin America operations experienced significant growth commencing in the fourth quarter of fiscal 2003 as a result of certain significant contracts awarded to us in the later part of third quarter of fiscal 2003. We expect continued growth in our overall international operations based on projected subscriber growth and marketplace competition.

•	Our selling, general and administrative costs decreased as a percentage of revenues in 2003 and are expected to continue to decrease as a percentage of revenue in 2004.

•

Our effective tax rate for the year ended December 31, 2003 was 0% and is expected to increase during 2004 as a result of expected incremental profitability. The annual and interim period effective tax rate(s)

for 2004 may be lower than the statutory rates if we realize certain tax benefits as a result of exceeding projected operating results determined as of December 31, 2003. Furthermore, the 2004 effective tax rate for annual and interim reporting periods could be impacted if we achieve the favorable resolution of certain tax items that are reserved for at December 31, 2003. Finally, during 2004, if we are impacted by a change in the valuation allowance as of December 31, 2003 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2004, such effect will be recognized in the interim period in which the change occurs.

•	As a result of our acquisitions of three privately-held companies during 2003, we experienced an expansion in overall business and commenced operations in a new segment created during the second quarter of 2003, enterprise solutions. Our enterprise solutions segment is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks. Additionally, we plan to evaluate additional acquisitions in 2004 in an attempt to build out a national footprint that will allow our enterprise solutions segment to leverage, to the extent feasible, related internal synergies and, therefore, become a growing component of our consolidated operations.

•	In January 2004, with the acquisition of High Technology Solutions, Inc. (HTS), we created our government network services division which primarily provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to federal government agencies. We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development. Our goal is to build and expand our customer relationships within the Departments of Defense and Homeland Security in order to take advantage of the significant opportunities for companies with substantial expertise in wireless technology.

We believe that continuous increases in the subscriber base, coupled with the continuous rise in minutes of use in the past several years, and growing data usage due principally to text messaging, combined with a new generation of color, camera phones, has and will continue to reduce the network quality and capacity in many geographical areas to unacceptable levels. Additionally, existing United States legislation surrounding number portability and E-911 are requiring changes to systems, business processes, and networks of wireless carriers. Consequently, many of the carriers have indicated that they will dedicate a larger percentage of their capital expenditures to improving capacity, coverage and quality within their networks. Furthermore, carriers will be forced to enhance and modify their infrastructure based on the legislative mandates regarding number portability and E-911. Our response to this trend is to continue demonstrating our ability to provide quality turnkey network deployment services and presenting the benefits of operational outsourcing. We expect these recent positive trends in the industry to contribute to ongoing improved financial performance.

Critical	Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. We explain these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 66% of our revenues for the year ended December 31, 2003. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

A cancellation or modification of a fixed price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins.

In addition, many of our contracts include milestone billings. If a contract is terminated or if the scope of a contract changes prior to a milestone billing, the amount of revenue we recognize may change, which would affect our revenue and gross margin in the period in which the contract is terminated or the scope is changed.

During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing risk of collectibility. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. For in depth discussion regarding transactions during the reporting period, refer to Results of Operations and note 3 to our consolidated financial statements.

Valuation of long-lived assets including intangible assets and goodwill. We recorded goodwill and finite-life intangible assets resulting from the recently and previously completed acquisitions. Management assesses the impairment of identifiable finite-life intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, but at a minimum on an annual basis. Factors we consider relevant which could trigger an accelerated impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $71.0 million as of December 31, 2003. As a result of our acquisition of HTS in the first quarter of 2004, the total amount of our net intangible assets, long-lived assets and goodwill will increase materially; however, as of the date of this Annual Report on Form 10-K, we have not yet completed the purchase price allocation related to the HTS acquisition.

On January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142 became effective and as a result, we ceased amortization of all goodwill and indefinite lived intangible assets. Through December 31, 2001, goodwill was amortized on a straight-line basis over lives ranging from 5 to 20 years, and intangibles were amortized on a straight-line basis over lives ranging from 2 to 5 years. In lieu of amortization, we were required to perform an initial impairment review of our goodwill and intangible assets with indefinite lives in 2002 and, at a minimum, an annual impairment review thereafter unless specific evidence identified as a triggering event would warrant an accelerated review. The first step of the goodwill impairment test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit were determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment. Consequently, the second step of the impairment test was not required.

During the fourth quarters of 2002 and 2003, we documented and consistently measured the carrying value of all related goodwill, finite and indefinite life intangible assets in accordance with SFAS No. 142. Upon completion of step one of the annual impairment tests, no indication of impairment was present at the evaluation dates, December 31, 2002 and 2003.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheet. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered and, therefore realized from future taxable income and to the extent we believe that recovery is not probable, a valuation allowance is established to mitigate such risk resulting in an additional related provision for income taxes during the period. If we are required to further increase the valuation allowance in the future, it could have an adverse impact on our results of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We have recorded a valuation allowance of $25.2 million as of December 31, 2003, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of certain net operating losses, carryforward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of valuation allowance is based on our current estimates of combined future adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Net deferred tax assets as of December 31, 2003 were $11.5 million, which is comprised of deferred tax assets of $45.6 million, a current valuation allowance of $25.2 million and a deferred tax liability of $8.9 million. Given our historical cumulative loss position and pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” limited consideration is given to future taxable income in evaluating the recoverability of our deferred tax assets and the corresponding valuation allowance placed on these assets. Based on this, management believes the valuation allowance recorded at December 31, 2003 is properly stated.

The annual and interim period effective tax rate(s) for 2004 may be lower than the statutory rates if we realize certain tax benefits as a result of exceeding projected operating results determined as of December 31, 2003. Furthermore, the 2004 effective tax rate for annual and interim reporting periods could be impacted if we achieve the favorable resolution of certain tax items that are reserved for at December 31, 2003. Finally, during 2004, if we are impacted by a change in the valuation allowance as of December 31, 2003 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2004, such effect will be recognized in the interim period in which the change occurs.

Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2003, the accrual for our partial self-insurance programs approximated $2.1 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation claims limits are $175,000 and $350,000, respectively. For the year ending December 31, 2003, we experienced one claim and zero claims that exceeded the limits for medical and workers compensation, respectively.

Contingencies and litigation. We are subject to various claims and legal actions in the ordinary course of our business. We are currently not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us other than those items disclosed in Item 3 “Legal Proceedings”. If we become aware of such assessments against us, we will evaluate the probability of an adverse outcome and provide accruals or disclosures for such contingencies as necessary, in accordance with SFAS No. 5, “Accounting for Contingencies”.

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such contingent liabilities are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of December 31, 2003, a contingent consideration accrual related to these arrangements totaling $3.8 million was recorded on our consolidated balance sheet and was paid to the selling shareholders during the first quarter of fiscal 2004. Assuming the acquired entities reach the minimum base performance targets, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance accrued as of December 31, 2003, would approximate a cumulative total of $11.1 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15%, the aggregate future contingent payments could range from $33.2 to $35.3 million inclusive of the amounts accrued as of December 31, 2003 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. See “Liquidity and Capital Resources” and note 1 to our consolidated financial statements for estimated range of contingent payments by year.

Results of Operations

Comparison of Results for the Year Ended December 31, 2002 to the Year Ended December 31, 2003

Revenues. Revenues increased 40% from $187.0 million for the year ended December 31, 2002 to $262.2 million for the year ended December 31, 2003. The $75.2 million increase was primarily attributable to an increase in domestic revenues of $53.9 million and an increase in international revenues of $21.3 million. Our Enterprise Solutions segment generated incremental revenues from acquisitions totaling $42.1 million during the year ended December 31, 2003. The remaining increase totaling $1.1 million from our Enterprise Solutions segment was generated from organic business growth in our WiFi technology operations. Our Latin America operations experienced significant improvement of $16.0 million from the prior year due primarily to certain significant contracts that were awarded during the third quarter of 2003 and are expected to continue throughout a significant part of 2004. Revenue in our EMEA operations also increased by $5.3 million between periods. The overall increase is primarily attributed to increased capital expenditures by carriers to expand and improve their wireless networks due to customer demands for improved network coverage, quality and capacity due to continued subscriber and minute growth, and increased data usage. Finally, we recognized gross revenues under contract management agreements of approximately $16.8 million and $16.5 million during the year ended December 31, 2002 and 2003, respectively, pursuant to the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Revenues by operating segment for the years ended December 31, 2002 and 2003 are as follows (in millions):

	2002	2003	$ change	% change
Design and deployment	$143.5	$172.5	$29.0	20.2%
Network management	38.3	43.5	5.2	13.6%
Enterprise solutions	—	43.2	43.2	100.0%
Business consulting	5.2	3.0	(2.2)	(42.3)%

Total revenues	$187.0	$262.2	$75.2	40.2%

Revenues generated by geographic segment for the years ended December 31, 2002 and 2003 are as follows (in millions):

	2002	2003	$ change	% change
United States	$155.3	$209.2	$53.9	34.7%
EMEA	13.7	19.0	5.3	38.7%
Latin America	18.0	34.0	16.0	88.9%

Total revenues	$187.0	$262.2	$75.2	40.2%

As described in the section “Critical Accounting Principles and Estimates” and in the footnotes to our consolidated financial statements, a significant portion of our revenue is derived from fixed price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

Cost of Revenues. Cost of revenues increased 38% from $138.7 million for the year ended December 31, 2002 to $190.9 million for the year ended December 31, 2003 primarily due to the corresponding increase in total revenues. The increase in cost of revenues during the 2003 period attributable to acquisitions was approximately $30.6 million. Gross margin during the year ended December 31, 2003 increased slightly from 2002 gross margin of 26% to 27% of total revenues. The overall increase in gross margin percentage is primarily attributable to realized efficiencies on the domestic projects combined with the gross margins of 27%, collectively, that was contributed by our acquired entities during 2003. This increase is partially offset by lower margins in the Latin American operations and an increasing trend by carriers to request turnkey contracts which generally require us to utilize third-party vendors, thus reducing gross margin. The lower margins in Latin America were a result of continued competitive pricing pressures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 13% from $52.3 million to $45.6 million for the years ended December 31, 2002 and 2003, respectively. The reduction is due to lower personnel related costs attributable to a reduction in the level of underutilized field personnel and significantly lower administrative expenses as a result of various successful cost reduction and cost containment programs. The decrease is partially offset by selling, general and administrative expenses related to our acquisitions totaling $6.3 million for the year ended December 31, 2003. The expected ongoing growth in our operations will require additional costs, including costs in order to effectively integrate acquired entities and comply with recent regulations implementing the Sarbanes-Oxley Act of 2002. We intend to invest appropriate resources to comply with evolving standards, and this investment will likely result in corresponding future increases in general and administrative expenses. However, as we continue to manage our cost structure and leverage our incremental revenue dollars in 2004, we expect lower selling, general and administrative expenses as a percentage of revenue.

Provision (Credit) for Doubtful Accounts. Provision for doubtful accounts was $7.9 million for the year ended December 31, 2002 compared to a credit of $3.3 million for the same period in 2003. This credit amount was calculated based upon a consistent application of the proportion of amounts collected compared to the amounts previously reserved on or before January 1, 2003. The prior year’s provision, as reflected in our financial results was deemed appropriate based on the facts and circumstances prevailing during that period and the associated risks directly attributed to the customer’s inability and/or intent to pay the balances owed. Based on our ongoing assessment of our trade accounts receivables, combined with recent improved collection efforts and results in our Mexican subsidiary, management determined that a portion of our allowance for doubtful accounts was no longer required, and as such, recorded an adjustment to the estimated allowance for doubtful accounts during 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 14% from $7.8 million to $6.7 million for the years ended December 31, 2002 and 2003, respectively. The decrease is primarily due to the cessation of amortization for certain finite life intangible assets in our EMEA operations (Questus and Telia Contractor business) which were deemed impaired and written off at the end of the first quarter of fiscal 2002 combined with the overall reduction of depreciation associated with assets under capital leases during 2003.

Asset impairment and other charges, net. During the year ended December 31, 2002, we recorded $35.0 million of asset impairment and other charges compared to $0.1 million during the same period in 2003. The decrease of $34.9 million is attributed primarily to the following:

•	Asset Impairment Charge lower by $19.5 million in 2003

For the year ended December 31, 2002, asset impairment charges, including related penalties, totaled $21.7 million, compared to $2.2 million for the year ended December 31, 2003. During the first quarter of 2002, we determined that impairment existed based on our analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets and certain office equipment. Accordingly, we recorded impairment charges of $21.1 million during the first quarter of 2002. During the fourth quarter of 2003, we assessed the utilization of certain specialized and technology-dependent field equipment and determined that certain equipment was idle and technologically impaired. These were primarily older assets which could no longer effectively nor efficiently be utilized on existing or upcoming domestic and international customer contracts. Due to the nature of this equipment and its dependence on current technology, the salvage value associated with such equipment was deemed to be nominal. Based on these combined facts and circumstances, management concluded that impairment existed and, therefore, recorded an impairment charge totaling $2.2 million, as part of our Design and Deployment operating segment in the fourth quarter of 2003.

•	Loss on unused office space changed by $13.2 million in 2003

Based on our assessment in 2002 of the market conditions surrounding our unused office space and the likelihood of achieving certain sublease rates and the overall recoverability of our related operating lease expenses, we recorded a $10.0 million loss during the first quarter of 2002. During 2003, we reevaluated our accrual for loss on unused office space and determined that a significant portion of our corporate facility was expected to be utilized commencing in 2004. This change in estimate was primarily attributable to our acquisition of HTS that was announced in December 2003 and consummated in January 2004. As a result, we recorded a $3.2 million reversal of the accrual for unused office space during the fourth quarter of 2003.

•	Separation and other personnel-related costs lower by $2.2 million in 2003

In response to the economic challenges in the wireless industry during 2002, we reduced our workforce across various functions, resulting in $3.3 million of severance and other personnel-related charges. During 2003, however, our staffing levels were adequate to accommodate existing and new projects that were awarded to us. The separation and other personnel-related costs totaling $1.1 million for the year ended December 31, 2003 were primarily associated with post-employment benefits related to the retirement of our former chief financial officer during the fourth quarter of 2003.

Other Income (Expense), Net. For the year ended December 31, 2002, net other income was $1.0 million compared to $1.3 million for the year ended December 31, 2003. The $0.3 million increase was primarily attributable to lower interest expense resulting from the $33.6 million reduction of outstanding debt in the second quarter of 2002, partially offset by $1.8 million related to significant negative foreign currency fluctuations experienced during the 2003 period with the Mexican Peso. Interest income associated with higher cash and short-term investments compared to the previous respective period was minimized due to the effect of lower interest rates during the majority of 2003.

Provision for Income Taxes. Our effective income tax rate for the year ended December 31, 2002 represented a 19% income tax expense compared to zero tax rate for the year ended December 31, 2003. The tax provision of $10.1 million for the year ended December 31, 2002 included an increase to the valuation allowance on deferred tax assets based upon a revision to the projections of future taxable income and inherent risk associated with the expected achievement of consistent long-term profitability which was evaluated on a consolidated and local geographic segment basis. The increase in the valuation allowance applied to substantially all U.S., state and foreign taxable loss carryforwards and cumulative temporary differences that were accumulated in the prior reporting periods. During 2003 we realized a zero effective tax rate as a result of a current year reduction of the related valuation allowance associated with net deferred tax assets. The reduction in the valuation allowance and associated offset to the normalized tax provision was a direct result of the corresponding tax benefits realized during the year which previously had an associated valuation allowance.

Comparison of Results for the Year Ended December 31, 2001 to the Year Ended December 31, 2002

Revenues. Revenues decreased $20.2 million, or 9.7% from $207.2 million for the year ended December 31, 2001 to $187.0 million for the year ended December 31, 2002. Our revenues were negatively affected primarily by the lack of significant improvement in the financial markets in general, and specifically within the telecommunications industry, where many of our customers had difficulty obtaining necessary capital resources to fund the expansion of their businesses. We experienced this particularly in our international operations where revenues declined from $65.6 million in 2001 to $31.7 million in 2002. Revenues from international markets comprised 32% of our total revenues during the year ended December 31, 2001 compared to 17% of our total revenues during the twelve month period ended December 31, 2002. This $33.9 million decrease in international revenues was partially offset by an overall growth in domestic operations in 2002 that was derived primarily from technology upgrades by certain large wireless carriers. Specifically, domestic revenues increased from $141.6 million in 2001 to $155.3 million in 2002, of which $67.0 million (36% of total revenues in 2002) was derived from revenues recognized under our subcontractor agreement with Bechtel Corporation. Additionally, commencing on October 1, 2001, we increased our level of service to customers under our contract management type agreements whereby we were functioning as the principal rather than the agent with respect to the customer and the vendor, resulting in higher management fees. As a result, and in accordance with the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we began to record prospectively for certain agreements that met the criteria set forth in EITF 99-19, the gross charges (inclusive of mark-up) in revenues and the corresponding costs payable to the respective vendors in cost of revenue. During the year ended December 31, 2002, we recognized approximately $16.8 million of gross revenues under these contract management agreements compared to $1.8 million during the year ended December 31, 2001.

Revenues by operating segment for the years ended December 31, 2001 and 2002 are as follows (in millions):

	2001	2002	$ change	% change
Design and deployment	$159.5	$143.5	$(16.0)	(10.0)%
Network management	40.4	38.3	(2.1)	(5.2)%
Business consulting	7.3	5.2	(2.1)	(28.8)%

Total revenues	$207.2	$187.0	$(20.2)	(9.7)%

Revenues generated by geographic segment for the years ended December 31, 2001 and 2002 are as follows (in millions):

	2001	2002	$ change	% change
United States	$141.6	$155.3	$13.7	9.7%
EMEA	22.5	13.7	(8.8)	(39.1)%
Latin America	43.1	18.0	(25.1)	(58.2)%

Total revenues	$207.2	$187.0	$(20.2)	(9.7)%

Cost of Revenues. Cost of revenues decreased from $141.0 million for the year ended December 31, 2001 to $138.7 million for the year ended December 31, 2002. Gross profit was 32% of revenues for the year ended December 31, 2001 compared to 26% for the year ended December 31, 2002. Gross profit as a percentage of revenue was negatively impacted primarily due to certain contracts with negative margins in our Latin America operations as well as continued pricing demands within the wireless telecommunications industry and related accruals associated with pricing concessions. Additionally, gross profit was reduced due to the impact of the prospective change to record contract management costs in cost of revenues, in accordance with EITF 99-19 as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 35% from $80.3 million for the year ended December 31, 2001 to $52.3 million for the year ended December 31, 2002. As a percentage of revenues, selling, general and administrative expenses decreased from almost 39% for the year ended December 31, 2001 to 28% for the year ended December 31, 2002. This significant decrease reflects a reduction in staffing levels by 12%, or 175 employees (since December 31, 2001), and significantly lower administrative expenses as a result of various cost reduction and savings initiatives. Additionally, approximately $1.6 million of lease payments have been charged to the accrual for unused office space which has effectively reduced operating lease expense during 2002 as compared to 2001.

Provision for Doubtful Accounts. Provision for doubtful accounts was a $21.3 million for the year ended December 31, 2001 compared to $7.9 million for the same period in 2002. The bad debt expense recorded during 2001 was related to receivables from certain customers who filed for bankruptcy in 2001. The amount recorded in 2002 related specifically to our Mexican subsidiary based on our collection risk assessment of the trade accounts receivable balance, and overall success of prior collection efforts.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 64% from $21.6 million for the year ended December 31, 2001, to $7.8 million for the year ended December 31, 2002. The decrease is primarily due to our adoption of SFAS No. 142 whereby amortization of goodwill and intangible assets with indefinite lives ceased, effective January 1, 2002. As a result, goodwill and intangible asset amortization declined from $10.1 million in 2001 to $0 in 2002. Additionally, the decline in amortization of finite life intangibles in 2002 resulted from an impairment loss recorded in the first quarter of 2002 associated with our EMEA operations (specifically, our Questus and Telia Contracting operations). This impairment loss reduced our recorded goodwill and other intangible assets and had the effect of further reducing future amortization expense by approximately $2.4 million for certain finite-life intangible assets during 2002 that would have continued to be amortized.

Asset impairment and other charges, net. For the year ended December 31, 2001, asset impairment and other charges were $14.5 million, compared to $35.0 million for the year ended December 31, 2002. The increase of $20.5 million is primarily attributed to the following:

•	Asset Impairment Charge higher by $8.8 million in 2002

The impairment charge of $12.9 million in 2001 resulted from visible economic trends in the telecommunications industry that triggered an impairment evaluation of our goodwill and other intangible assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Assets determined to be impaired included goodwill, contracts and workforce intangibles approximating $8.2 million in our design and deployment segment and $4.7 million in our network management segment. The impairment charge of $21.7 million in 2002 was primarily driven by an accelerated decline in revenue during the first quarter of 2002 in the Company’s operations in Europe, the Middle East and Africa (“EMEA”) and specifically, its consulting (Questus) and network management (Telia Contracting) operations. Based on this and other triggering events, and after evaluating the related undiscounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” it was determined that such cash flows on an undiscounted basis would be insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed fully impaired and the Company recognized a charge of $19.9 million representing all goodwill, indefinite life and finite life intangible assets related to EMEA at March 31, 2002. See note 2 to our consolidated financial statements for detailed discussion regarding the related impairment analysis and calculation. The remaining impairment charge of $1.8 million in 2002 related to certain technologically impaired equipment that could no longer accommodate specific project requirements.

•	Loss on unused office space higher by $8.6 million in 2002

In early 2001, we implemented a planned reduction in force within all functional operating departments due to the effects of the downturn in the wireless telecommunications industry. As a result, we were left with significant excess facility capacity associated with non-cancelable operating lease commitments ranging in duration from 24 – 96 months. The initial provision for loss on unused office space of $1.4 million recorded during 2001 was determined based upon management’s analysis, review and assessment as of March 31, 2001, of the expected realization of projected sublease income associated with the expected excess facility capacity, compared to the aggregate scheduled lease payments through the remainder of the lease terms. Management’s analysis was performed on a net present value basis utilizing our estimated “cost of capital” as a discount rate. These factors were used as the basis in determining the estimated net present value of the sublease income in order to determine the net loss from unused office space. The initial determination and computation of estimated loss on unused office space was performed in accordance with FASB Technical Bulletin (FTB) 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment”.

The downturn in the wireless telecommunications industry continued for a longer period and was more severe than initially predicted. With the lack of significant new contracts during the following months, we were forced to further reduce workforce levels throughout the organization resulting in additional unused facilities associated with existing lease agreements. As other companies reduced their workforces, additional real estate became available which resulted in a reduction of estimated sublease rates and, therefore a reduction in the estimated future sublease income. We assessed the expected range of probable sublease rates giving consideration to the current market capacity of existing commercial real estate, remaining lease term, property location, and other relevant factors. Based on the expected sublease rates, remaining lease term and the estimated “sublease period”, management concluded an additional provision of $10.0 million was required in the first quarter of 2002.

•	Separation and other personnel-related costs higher by $3.1 in 2002

As described above, we addressed the challenges in the wireless industry which continued in 2002 through effective management of costs and a reduction of our workforce across various functions. During the year ended December 31, 2001, we recorded $0.2 million which reflected the initial steps to reduce costs in response to the continued downturn in the general economy and wireless industry. Severance and other unusual personnel-related charges totaling $3.3 million was recorded primarily in the first quarter of 2002 and reflect the actions to follow through on this plan.

Net Other Income (Expense). For the year ended December 31, 2001, net other expense was $3.5 million compared to net other income of $1.0 million for the year ended December 31, 2002. This positive change of

$4.5 million was primarily attributable to lower interest expense of $1.5 million during 2002 resulting from the paydown of outstanding debt, higher interest income of $0.8 million generated from higher cash balances and $2.0 million of foreign exchange gain recognized during 2002 primarily from the favorable exchange rate fluctuations in the Mexican Peso.

Provision (Benefit) for Income Taxes. Our effective income tax rate for the year ended December 31, 2001 represented a 20% income tax benefit compared to a 19% income tax expense for the year ended December 31, 2002. The tax provision of $10.1 million for the year ended December 31, 2002 reflects an increase in the valuation allowance on net deferred tax assets based upon an increase of expected risk associated with the recoverability of certain net deferred tax assets resulting from management’s downward revision in projected future taxable income. The increase in the valuation allowance applies to U.S. (federal and state) and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

Liquidity and Capital Resources

Working Capital and Cash Flows

Our sources of liquidity include cash and cash equivalents and short-term investments, cash from operations and other external sources of funds. As of December 31, 2003, we had cash and cash equivalents and short-term investments totaling $89.6 million and $24.6 million, respectively.

Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their goods and services. Capital expenditures consist primarily of investment in field equipment, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions to conduct our business. We expect certain additional expenditures for facility improvements in order to meet and comply with regulatory and government security requirements applicable to our Government Network Services division.

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by operations was $33.0 million and $8.2 million for the years ended December 31, 2002 and 2003, respectively. The decrease between periods of $24.8 million is primarily due to growth of accounts receivable during the last half of 2003 associated with newly initiated projects in our Latin America operations. Based on the terms of these contracts (i.e., billing milestones and project timeline) additional resources will be required to procure services and materials to complete the projects. Our cash payments for such additional resources will not likely coincide with our collection of related accounts receivable balances as a result of the contract terms which will likely cause a negative operating cash flow over the first few months in 2004. We received the first significant level of cash collections in our Mexican operations from the Telefonica project during the first quarter of fiscal 2004. Cash collected on our trade accounts receivable balances (excluding amounts collected by the companies we acquired in 2003) were approximately $209.5 million and $228.2 million for the years ended December 31, 2002 and 2003, respectively. This $18.7 million improvement from prior year is primarily attributed to a positive shift in our customer base and an overall continued growth in domestic revenues associated with large carriers and equipment vendor contracts. Our top customers have shifted from smaller, emerging market carriers to larger, well-known and more established carriers in the industry. Additionally, we have implemented more effective collection strategies in our domestic and international operations and have continued to reduce and manage our overall operating expenses through more effective and efficient processes.

The following table depicts the positive improvement and trend in our quarterly consolidated days sales outstanding (DSO):

	2002	2003
	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
DSO – Consolidated	113	110	101	106	106

Cash used in investing activities was $3.7 million and $42.9 million for the years ended December 31, 2002 and 2003, respectively. Investing activities for the year ended December 31, 2002 consisted solely of capital expenditures while 2003 included $7.4 million of capital expenditures, $10.9 million related to net initial consideration paid for acquisitions of three privately-held companies and $34.3 million for purchases of short-term investments, partially offset by $9.7 million of proceeds from the sale of short-term investments. See also note 5 to our consolidated financial statements for further discussion of our acquisitions during 2003.

Cash provided by financing activities for the year ended December 31, 2002 was $10.6 million, which consisted primarily of proceeds from issuance of Series B Convertible Preferred Stock totaling $44.9 million, net of issuance costs, and proceeds from the issuance of common stock resulting from exercises of employee stock options and purchases under our Employee Stock Purchase Plan totaling $4.9 million, offset by repayments of our line of credit and corresponding note payable totaling $33.6 million and repayment of capital lease obligations totaling $5.6 million. Cash provided by financing activities was $26.3 million for the year ended December 31, 2003. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $29.5 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, partially offset by the repayment of capital lease obligations and notes payable totaling $3.2 million.

New Financing Arrangements

On February 19, 2004 we filed a universal shelf registration statement on Form S-3 and an acquisition shelf registration statement on Form S-4 with the Securities and Exchange Commission (SEC). We have no immediate plans to raise capital under the shelf Form S-3 or to utilize the shelf Form S-4 for an acquisition transaction. Once declared effective by the SEC, the universal shelf on Form S-3 will permit us to sell, in one or more public offerings, shares of newly issued common stock, shares of newly issued preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. In addition, the universal shelf, once declared effective by the SEC, will permit certain stockholders who purchased our Series A and Series B preferred stock, to sell up to 5.4 million shares of common stock, all of which are currently included in our diluted share count. The acquisition shelf registration statement on Form S-4, once declared effective by the SEC, will enable us to issue up to $200 million of our newly issued common stock in one or more acquisition transactions that we may make from time to time. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination.

Contractual Obligations and Commitments

As discussed in the “Risks Related to Our Business” section of this Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the commercial and/or government wireless-related industry sectors deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

In connection with our acquisitions made in 2003, we agreed to make additional payments to sellers contingent upon the acquired entities’ achievement of stated performance milestones. Pursuant to the stock purchase agreements for our recent acquisitions, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in those stock purchase agreements, for each of the years ending 2003, 2004, 2005 and 2006. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. As of December 31, 2003, we recorded an accrual totaling $3.8 million for contingent consideration related to the achievement of the 2003 annual earnings targets by two of the acquired entities. We paid this amount to the selling shareholders in the first quarter of 2004.

Assuming the entities acquired in 2003 reach the minimum base performance targets, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance accrued as of December 31, 2003, would approximate a cumulative total of $11.1 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15%, the aggregate future contingent payments could likely range from $33.2 million to $35.3 million inclusive of the amounts accrued as of December 31, 2003 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

The following table summarizes management’s estimate of the potential range of future contingent consideration by year:

	(in millions)
	2004		2005		2006		2007		Total
Potential range of future contingent consideration	$9.8-$10.5	*	$10.8-$11.5	*	$11.2-$11.9	*	$1.4-$1.4	*	$33.2-$35.3	*

*	Hypothetical range based on estimated annual growth of 15%.

The following table summarizes our currently existing contractual obligations and other commitments at December 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$0.7	$0.5	$0.2	$—	$—
Operating leases	19.5	4.1	6.1	5.5	3.8

	$20.2	$4.6	$6.3	$5.5	$3.8

Except as disclosed above, we currently have no material cash commitments other than our normal recurring trade payables, and expense accruals which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, future capital expenditures and overall expansion will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditures may be required in order to stay competitive and effectively service our customers.

We are focused on preserving and improving cash and our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts. We believe that our cash and cash equivalent balances and short-term investments will be sufficient to satisfy cash requirements for at least the next twelve months based on the current, existing level of operations. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

Recently	Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. All VIEs, regardless of when created, are required to be evaluated under FIN 46-R no later than the quarter ended March 31, 2004. Management is still evaluating the effect of full adoption of FIN 46-R, but does not currently expect full adoption to have a material effect on our financial condition, results of operations or cash flows. As of December 31, 2003, we have not identified any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. We have reviewed SFAS No. 149 and have determined it does not have a material impact on our operating results and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We have reviewed SFAS No. 150 and have determined it does not have a material impact on our operating results and financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. Interim period disclosure is generally effective for our second quarter of 2004. This statement is effective for financial statements with fiscal years ending after December 15, 2003 and quarters beginning after December 15, 2003. We have reviewed SFAS No. 132 and have determined it does not have a material impact on our operating results and financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Agreements with Multiple Deliverables.” The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SAB 101, which was amended in December 2003 by SAB 104. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. We have reviewed EITF 00-21 and have determined it does not have a material impact on our operating results and financial position.

Related	Party Transactions

For detailed information regarding related party transactions, see note 14 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies primarily in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of December 31, 2003, our Mexican, Brazilian and European subsidiaries were in average net liability positions (i.e., monetary liabilities were greater than monetary assets subject to foreign currency risk) of approximately $5.5 million $7.7 million and $12.1 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net liability positions at December 31, 2003 were approximately $0.5 million, $0.8 million and $1.2 million for the Mexico, Brazil and European subsidiaries, respectively.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.2 million for the year ended December 31, 2003. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of December 31, 2003 were $89.6 million and are primarily invested in money market interest bearing accounts. Short-term investments as of December 31, 2003 were $24.6 million, comprised of corporate notes and bonds and U.S. government and agency debt securities. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had a $0.1 million effect on net income for the year ended December 31, 2003. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information under the captions “Election of Directors”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2003.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2003.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2003.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption “Fees Paid to KPMG LLP” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description of Document

2.1	Agreement of Plan of Reorganization by and among Wireless Facilities, Inc., WFI Government Services, Inc., Horseshoe Merger Sub, Inc., High Technology Solutions, Inc. and the major holders of High Technology Solutions, Inc., dated as of December 22, 2003. (8)

3.1	Amended and Restated Certificate of Incorporation.(3)

3.2	Bylaws in effect since November 5, 1999.(1)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate.(1)

10.1	1997 Stock Option Plan.(1)

10.2	Form of Stock Option Agreement pursuant to the 1997 Stock Option Plan and related terms and conditions.(1)

10.3	1999 Equity Incentive Plan.(1)

10.4	Form of Stock Option Agreement pursuant to the 1999 Equity Incentive Plan.(1)

10.5	1999 Employee Stock Purchase Plan and related offering documents.(1)

10.6	R&D Building Lease by and between the Company and Sorrento Tech Associates dated as of November 15, 1995, as amended.(1)

10.8	Second Amended and Restated Investor Rights Agreement by and among the Company and certain stockholders of the Company dated as of September 17, 1999.(1)

10.9	Employment Offer Letter by and between the Company and Scott Fox dated as of April 9, 1999.(1)

10.10	Form of Indemnity Agreement by and between the Company and certain officers and directors of the Company.(1)

10.14	Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)

10.15	Form of Subscription and Representation Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)

10.16	Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 1, 1998.(1)

10.17	Form of Bill of Sale and Assignment Agreement by and between the Company and each of Massih Tayebi and Masood K. Tayebi dated as of June 30, 1999.(1)

10.21	Services Agreement by and between WFI de Mexico S. de R.L. de C.V. and Ericsson Telecom, S.A. de C.V. dated as of August 4, 1999.(1) +

10.22	Amended and Restated Master Services Agreement by and between the Company and TeleCorp Holding Communications, Inc., dated as of October 12, 1999.(1) +

10.24	Agreement by and between the Company and Siemens Aktiengesellschaft, Berlin and Mu”nchen, Federal Republic of Germany, represented by the Business Unit Mobile Networks dated as of March 9, 1998.(1) +

10.25	Master Services Agreement by and between the Company and Triton PCS, Operating Company, L.L.C. dated as of January 19, 1998, as amended.(1) +

10.26	Microwave Relocation Services Agreement by and between Entel Technologies, Inc. and Triton PCS Operating Company, L.L.C. dated as of February 11, 1998.(1) +

10.27	Site Development Services Agreement by and between Entel Technologies, Inc. and Triton PCS, Inc. dated as of December 10, 1997.(1) +

10.28	Sales Agreement for Products and Services by and between the Company and Integrated Ventures, LLC dated as of April 19, 1999.(1) +

10.29	Settlement Agreement and Mutual General Release by and between the Company and Total Outsourcing, Inc dated as of June 30, 1999.(1)

10.32	Sublease Agreement by and between the Company and Franklin Templeton Corporate Services, Inc. dated as of April 14, 2000.(2)

10.33	2000 Nonstatutory Stock Option Plan.(2)

10.34	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(2)

10.35	Preferred Stock Purchase Agreement dated as of October 10, 2001 among the Company, Oak Investment Partners X, Limited Partnership, and Oak X Affiliates Fund, Limited Partnership, including Press release of Wireless Facilities, Inc. dated October 11, 2001.(3)

10.36	First Amendment to Amended and Restated Credit Agreement effective July 19, 2001.(4)

10.37	Employment Offer Letter by and between the Company and Brad Weller effective August 16, 1999.(4)

10.38	Executive Change of Control Agreement dated as of May 11, 2001 between the Company and Brad Weller.(4)

10.39	Second Amendment to Amended and Restated Credit Agreement and Limited Waiver dated as of December 31, 2002.(5)

10.40	Technical Services Subcontract Agreement by and between the Company and Bechtel Corporation dated as of February 8, 2002. (6) ‡

10.41	Agreement by and between the Company and Terry M. Ashwill dated as of April 1, 2002. (6)

10.42	Employment Offer Letter by and between the Company and Gregory M. Jacobsen effective August 4, 2002.(7) €

10.43	Executive Employment Agreement by and between the Company and Eric DeMarco effective November 14, 2003. *

21.1	List of subsidiaries.*

23.1	Independent Auditors’ Report on Schedule and Consent.*

24.1	Power of Attorney. Reference is made to the signature page to this Report on Form 10-K.

31.1	Certification of Chief Executive Officer, Masood K. Tayebi, Ph.D., pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer, Dan Stokely, C.P.A., pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Masood K. Tayebi, Ph.D.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dan Stokely, CPA.*

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report on Form 8-K filed on October 11, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 10, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 13, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 13, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s report on Form 8-K, filed on January 16, 2004 and incorporated herein by reference.
*	Filed herewith.
+	Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment, issued in connection with the Registration Statement on Form S-1 (No. 333-85515) dated November 10, 1999.
‡	Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment pursuant to rule 14b-2 under the Securities Exchange Act of 1934 dated August 13, 2002.
€	Certain confidential matters deleted pursuant to Order Granting Application for Confidential Treatment pursuant to rule 14b-2 under the Securities Exchange Act of 1934 dated November 13, 2002.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed after September 26, 2003:

On October 30, 2003, we filed a report on Form 8-K to furnish to the SEC our press release regarding our financial results for our fiscal quarter ended September 26, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2004	WIRELESS FACILITIES, INC.

	By:	/s/ MASOOD K. TAYEBI, PH.D.

Masood K. Tayebi, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ MASOOD K. TAYEBI, PH.D. Masood K. Tayebi, Ph.D.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004

/s/ ERIC DEMARCO Eric Demarco	President, Chief Operating Officer	March 8, 2004

/s/ DAN STOKELY, CPA Dan Stokely, CPA	Interim Chief Financial Officer, Vice President and Corporate Controller (Chief Accounting Officer)	March 8, 2004

/s/ SCOTT ANDERSON Scott Anderson	Director	March 8, 2004

/s/ BANDEL CARANO Bandel Carano	Director	March 8, 2004

/s/ SCOT JARVIS Scot Jarvis	Director	March 8, 2004

/s/ WILLIAM HOGLUND William Hoglund	Director	March 8, 2004

/s/ WILLIAM OWENS William Owens	Director	March 8, 2004

Independent Auditors’ Report

The Board of Directors

Wireless Facilities, Inc.:

We have audited the accompanying consolidated balance sheets of Wireless Facilities, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and, accordingly, changed its method of accounting for goodwill in 2002.

KPMG LLP

San Diego, California

February 13, 2004, except as to the third paragraph of Note 5, the fifth paragraph of Note 10 (a), and the third and fourth paragraphs of Note 17, which are as of March 5, 2004.

WIRELESS FACILITIES, INC.

Consolidated Balance Sheets

December 31, 2002 and 2003

(in millions, except par value and number of shares)

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$99.1	$89.6
Short-term investments	—	24.6
Accounts receivable, net	60.5	95.8
Accounts receivable—related party	0.4	0.2
Contract management receivables, net	2.4	1.0
Income taxes receivable	3.1	—
Prepaid expenses	1.6	1.9
Employee loans and advances	0.2	0.4
Other current assets	3.5	4.5

Total current assets	170.8	218.0
Property and equipment, net	13.0	11.3
Goodwill, net	41.6	51.1
Other intangibles, net	—	0.5
Deferred tax assets, net	—	11.5
Investments in unconsolidated affiliates	8.2	8.1
Employee loans and advances, net of current portion	0.5	—
Other assets	0.2	0.4

Total assets	$234.3	$300.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6.1	$12.6
Accrued expenses	17.2	27.6
Accounts payable—related party	0.7	—
Contract management payables	5.6	1.0
Billings in excess of costs on completed contracts	6.4	6.9
Accrual for contingent acquisition consideration	—	3.8
Accrual for unused office space	1.8	1.5
Income taxes payable	—	1.2
Capital lease obligations	2.3	0.5

Total current liabilities	40.1	55.1
Capital lease obligations, net of current portion	0.6	0.2
Accrual for unused office space, net of current portion	7.6	2.0
Deferred tax liabilities, net	1.6	—
Other liabilities	1.2	1.3

Total liabilities	51.1	58.6

Minority interest in subsidiary	0.3	0.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series A Convertible Preferred Stock, $.001 par value, 63,637 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively (liquidation preference $35.0)	—	—
Series B Convertible Preferred Stock, $.001 par value, 90,000 shares outstanding at December 31, 2002 and 2003 (liquidation preference $45.0)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 48,842,220 and 62,550,245 shares issued and outstanding at December 31, 2002 and 2003, respectively	—	0.1
Additional paid-in capital	266.9	303.4
Accumulated deficit	(81.0)	(57.5)
Accumulated other comprehensive loss	(3.0)	(4.0)

Total stockholders’ equity	182.9	242.0

Total liabilities and stockholders’ equity	$234.3	$300.9

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Operations

Years ended December 31, 2001, 2002 and 2003

(in millions, except per share amounts)

	2001	2002	2003
Revenues	$207.2	$187.0	$262.2
Cost of revenues	141.0	138.7	190.9

Gross profit	66.2	48.3	71.3
Selling, general and administrative expenses	80.3	52.3	45.6
Provision (credit) for doubtful accounts	21.3	7.9	(3.3)
Depreciation and amortization	21.6	7.8	6.7
Asset impairment and other charges, net	14.5	35.0	0.1

Operating income (loss)	(71.5)	(54.7)	22.2

Other income (expense):
Interest income (expense), net	(3.1)	(0.8)	0.9
Foreign currency gain	0.2	2.0	0.2
Other, net	(0.6)	(0.2)	0.2

Total other income (expense)	(3.5)	1.0	1.3

Income (loss) before minority interest in income of subsidiary and income taxes	(75.0)	(53.7)	23.5
Minority interest in income of subsidiary	0.1	0.1	—
Provision (benefit) for income taxes	(15.0)	10.1	—

Net income (loss)	$(60.1)	$(63.9)	$23.5

Net income (loss) per common share:
Basic	$(1.31)	$(1.33)	$0.44
Diluted	$(1.31)	$(1.33)	$0.32
Weighted average common shares outstanding:
Basic	45.9	48.1	53.4
Diluted	45.9	48.1	73.3

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2001, 2002 and 2003

(in millions)

	Series A convertible Preferred stock		Series B convertible Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	—	$—	43.3	$—
Issuance of Series A convertible preferred stock	0.1	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	—	—	0.7	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	0.3	—
Issuance of common stock in connection with acquisitions	—	—	—	—	2.0	—
Issuance of common stock for exercise of warrants	—	—	—	—	0.9	—
Tax benefit from exercise of stock options	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—
Net realized investment loss	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance, December 31, 2001	0.1	—	—	—	47.2	—
Issuance of Series B convertible preferred stock	—	—	0.1	—	—	—
Issuance of common stock for exercise of stock options	—	—	—	—	1.1	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	0.5	—
Net loss	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—
Net realized investment loss	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

Balance, December 31, 2002	0.1	—	0.1	—	48.8	—
Conversion of Series A convertible preferred stock	(0.1)	—	—	—	7.0	—
Issuance of common stock for exercise of stock options	—	—	—	—	6.4	0.1
Issuance of common stock under employee stock purchase plan	—	—	—	—	0.4	—
Tax benefit from exercise of stock options	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Unrealized gain(loss) on investments	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

Balance, December 31, 2003	—	$—	0.1	$—	62.6	$0.1

(Continued)

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2001, 2002 and 2003

(in millions)

	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury stock		Accumulated Other Comprehensive Loss	Compre- hensive Income (Loss)	Total
			Shares	Amount
Balance, December 31, 2000	$156.9	$43.0	—	—	$(1.3)		$198.6
Issuance of Series A convertible preferred stock	34.9	—	—	—	—	—	34.9
Issuance of common stock for exercise of stock options	2.7	—	—	—	—	—	2.7
Issuance of common stock under employee stock purchase plan	1.7	—	—	—	—	—	1.7
Issuance of common stock in connection with acquisitions	16.0	—	—	—	—	—	16.0
Issuance of common stock for exercise of warrants	1.4	—	—	—	—	—	1.4
Tax benefit from exercise of stock options	1.5	—	—	—	—	—	1.5
Net loss	—	(60.1)	—	—	—	$(60.1)	(60.1)
Foreign currency translation gain	—	—	—	—	0.1	0.1	0.1
Net realized investment loss	—	—	—	—	1.0	1.0	1.0

Total comprehensive loss	—	—	—	—	—	$(59.0)	—

Balance, December 31, 2001	215.1	(17.1)	—	—	(0.2)		197.8
Issuance of Series B convertible preferred stock	44.9	—	—	—	—	—	44.9
Issuance of common stock for exercise of stock options	4.1	—	—	—	—	—	4.1
Issuance of common stock under employee stock purchase plan	2.8	—	—	—	—	—	2.8
Net loss	—	(63.9)	—	—	—	$(63.9)	(63.9)
Foreign currency translation gain	—	—	—	—	(2.8)	(2.8)	(2.8)
Net realized investment loss	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	$(66.7)	—

Balance, December 31, 2002	266.9	(81.0)	—	—	(3.0)		182.9
Conversion of Series A convertible preferred stock	—	—	—	—	—	—	—
Issuance of common stock for exercise of stock options	27.7	—	—	—	—	—	27.8
Issuance of common stock under employee stock purchase plan	1.5	—	—	—	—	—	1.5
Tax benefit from exercise of stock options	7.3	—	—	—	—	—	7.3
Net income	—	23.5	—	—	—	$23.5	23.5
Unrealized gain (loss) on investments	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	(1.0)	(1.0)	(1.0)

Total comprehensive income	—	—	—	—	—	$22.5	—

Balance, December 31, 2003	$303.4	$(57.5)	—	$—	$(4.0)		$242.0

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2002 and 2003

(in millions)

	2001	2002	2003
Operating activities:
Net income (loss)	$(60.1)	$(63.9)	$23.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22.5	9.4	8.8
Provision (credit) for doubtful accounts	21.3	9.6	(3.3)
Asset impairment charges	12.9	21.1	2.2
Provision for (benefit from) deferred income taxes	(18.8)	10.0	—
Tax benefit from exercise of stock options, net of allowance	1.5	—	—
Realized loss on investment	1.0	—	—
Other	(0.2)	0.7	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7.8	18.5	(23.0)
Accounts receivable – related party	(0.2)	(0.1)	0.3
Contract management receivables	14.9	3.3	1.4
Income taxes receivable	9.5	0.1	1.8
Prepaid expenses	(0.6)	2.9	(0.1)
Other assets	(7.5)	9.1	(0.3)
Accounts payable	13.2	(2.9)	2.9
Accrued expenses	(3.7)	1.7	5.7
Accrual for contingent acquisition consideration	—	—	3.8
Accounts payable – related party	(7.0)	(1.5)	(0.5)
Contract management payables	(5.0)	1.4	(4.6)
Billings in excess of costs on completed contracts	0.7	4.8	(1.6)
Accrual for unused office space	—	8.1	(5.9)
Other liabilities	3.0	0.7	(3.0)

Net cash provided by operating activities	5.2	33.0	8.2

Investing activities:
Purchase of short-term investments	—	—	(34.3)
Sale/maturity of short-term investments	—	—	9.7
Cash paid for acquisitions, net of cash acquired	—	—	(10.9)
Capital expenditures	(5.0)	(3.7)	(7.4)

Net cash used in investing activities	(5.0)	(3.7)	(42.9)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	34.9	44.9	—
Proceeds from issuance of common stock	5.8	4.9	29.5
Net borrowings (repayment) under line of credit	8.1	(33.0)	—
Repayment of capital lease obligations	(4.8)	(5.6)	(2.5)
Repayment of notes payable	(1.7)	(0.6)	(0.7)

Net cash provided by financing activities	42.3	10.6	26.3

Effect of exchange rate on cash	0.1	(1.9)	(1.1)

Net increase (decrease) in cash and cash equivalents	42.6	38.0	(9.5)
Cash and cash equivalents at beginning of year	18.5	61.1	99.1

Cash and cash equivalents at end of year	$61.1	$99.1	$89.6

(Continued)

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2002 and 2003

(in millions)

	2001	2002	2003
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3.9	$1.4	$0.4
Net cash (paid) refunded during the year for income taxes	$(10.3)	$0.8	$0.5
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$—	$—	$20.1
Cash paid for acquisitions	—	—	(11.7)

Liabilities assumed in acquisitions	$—	$—	$8.4

Tax benefit from exercise of stock options	$1.5	—	$7.3
Common stock issued pursuant to Employee Stock Option Plan	$2.1	$2.8	$1.5
Common stock issued for earn-out provision in acquisition	$16.0	—	—
Property and equipment acquired under capital leases	$2.8	—	—
Reduction of accounts receivable in exchange for notes receivable	$1.4	—	—
Note receivable issued for sale of equipment	$1.0	—	—
Reduction of note receivable in exchange for equipment returned	—	$0.6	—
Decrease in fair value of investment securities available for sale	$(0.1)	—	—

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2001, 2002 and 2003

Note 1.	Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry, the U.S. government, and enterprise customers. Such services include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. WFI’s work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. WFI also provides network management services, which involve day-to-day optimization and maintenance of wireless networks. WFI’s work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management. WFI also provides services in the areas of mission assurance, product and process validation and verification, and software and applications development. WFI’s work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks. WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors and a large range of customers from varied commercial and industry sectors that require security integration services. WFI’s engagements range from small and short in duration, to large multi-year contracts performed on a domestic and international level. WFI’s services are performed either on a time and materials basis, on a fixed price, time certain basis or on a contract management reimbursable basis.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the “Company.” Prior to January 2003, the Company accounted for its investment in Diverse Networks, Inc. under the equity method of accounting. However, the Company subsequently changed to the cost method of accounting commencing January 2003 because significant influence was deemed to no longer exist, as further described in note 4.

In 2003, the Company acquired three privately-held companies as part of our Enterprise Solutions segment that provides system design, deployment, integration and monitoring support services for enterprise networks. See note 5 for additional details regarding these acquisitions.

All intercompany transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the cost method and represent companies in which the Company owns less than 20% and for which the Company has no significant influence. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency.

(c) Fiscal Calendar

We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal years consist of four equal

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

quarters of 13 weeks each, and our 53 week fiscal years consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. The fiscal periods presented in this Annual Report on Form 10-K are comparable. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2003 fiscal year ended on December 26, 2003, but we present our 2003 fiscal year as ending on December 31, 2003.

(d) Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

The Company has evaluated its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company’s intent and board-approved investment policy and its ability to liquidate debt securities maturing after one year, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity within the caption “Accumulated Other Comprehensive Loss.” The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost and fair value basis of short-term investments at December 31, 2003 was as follows (in millions):

	December 31, 2003
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$75.1	$75.1
U.S. government and agency securities	14.5	14.5

Cash and cash equivalents	89.6	89.6

Short-term investments:
Corporate notes and bonds	10.7	10.7
U.S. government and agency securities	13.9	13.9

Short-term investments	24.6	24.6

Cash and cash equivalents and short-term investments	$114.2	$114.2

Debt securities recorded at fair value, maturing:
Within one year		$17.9
After one year through five years		21.2

Debt securities recorded at fair value		$39.1

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

The Company had no short-term investments during 2002 or at December 31, 2002. Net unrealized gain or loss on short-term investments which is included as a component of stockholders’ equity, was immaterial at December 31, 2003. Realized gains or losses recorded during the year ended December 31, 2003 were not material. Debt securities include corporate and government notes and bonds.

(e) Investment Securities

Investment securities consisted of an investment in a public company during fiscal 2000, which was classified as available for sale and carried at fair value with unrealized gains or losses reported in a separate component of accumulated other comprehensive income. The investment was liquidated in fiscal 2001 as the investee company declared bankruptcy. Accordingly, the unrealized loss of $1.0 million recorded at December 31, 2000 was realized and reclassified to earnings in 2001. There were no investment securities outstanding as of December 31, 2002. As of December 31, 2003, the Company had $24.6 million of short-term investments as fully described above in “Cash Equivalents”.

(f) Property and Equipment, Net

Property and equipment consists primarily of computer, field testing and office-related equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment and five years for furniture and office equipment. Equipment acquired under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly improve and extend the useful life of an asset, are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

(g) Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net assets purchased from acquired companies. Prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized on a straight-line basis over its estimated period of benefit from five to twenty years. In determining the useful life of goodwill the Company considered several factors including industry technology, competition, demand and other economic factors. Additionally, prior to the adoption of SFAS No. 142, the Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through future operating cash flows of the acquired operation.

Prior to the adoption of SFAS No. 142, other intangible assets consisted primarily of acquired customer relationships and contracts, assembled workforce, purchased technology, trade names, non-compete covenant agreements and patents. Other intangibles were recorded at cost and were amortized using the straight-line method over their expected useful lives ranging from two to five years. The Company reviewed the carrying value and remaining useful life of intangible assets for impairment whenever events or circumstances indicated that the carrying amount may not be recoverable. The amount of impairment, if any, was measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of intangible assets would have been impacted if estimated future operating cash flows were not achieved.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

The Company adopted SFAS No. 142, on January 1, 2002. SFAS No. 142 superceded Accounting Principles Board Opinion No. 17, “Intangible Assets”, and discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. In addition, SFAS No. 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in SFAS No. 141, “Business Combinations”, the reassessment of the useful lives of existing finite-life intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives. In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill and intangible assets with indefinite lives, and completed the required transitional impairment test, which resulted in no indication of impairment. The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141. As a result, the Company reclassified $2.1 million of indefinite life intangible assets (i.e., assembled workforce) net of amortization, from intangible assets to goodwill, because such assets no longer met the definition of an identifiable intangible asset under the provisions of SFAS No. 141. In accordance with SFAS No. 142, the Company will conduct, at a minimum, an annual impairment test of goodwill in the fourth quarter of each fiscal year, or earlier if triggering events or circumstances warrant an accelerated review for potential impairment.

During 2003, the Company acquired three privately-held companies. The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired was recorded as goodwill and other identifiable finite-life intangible assets. Negative goodwill for one acquisition resulted because the sum of the fair values of the assets acquired less liabilities assumed exceeded the initial acquisition cost. Due to the existence of certain performance-based contingent consideration provisions in the purchase agreement, and pursuant to the provisions of SFAS No. 141, the Company recognized, as if it were a liability, an amount equal to the lesser of (a) the maximum amount of contingent consideration issuable, or (b) the total amount of negative goodwill. See note 2 summarizing the amounts recorded to goodwill and identifiable finite-life intangible assets and note 5 regarding further details of each acquisition.

(h) Revenue Recognition

The Company provides services for three primary types of contracts: (1) fixed-price long-term turnkey contracts; (2) time and materials contracts; and (3) contract management and out of pocket reimbursables.

Fixed-price long-term turnkey contracts. The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses. While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. In addition, many of the Company’s contracts include milestone billings.

Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company’s then current estimate of the total remaining costs to complete the individual projects and (3) the Company’s then current estimate of the contract value associated with the projects. If, in any period, the Company significantly increases its estimate of the total costs to complete a project, and/or reduces the associated contract value, the Company may realize an adverse impact on its revenues and associated gross margin.

The Company’s long-term fixed-price contracts that have cancellation, modification or milestone billing clauses are accounted for under the percentage-of-completion method of accounting in accordance with SOP 81-1. The majority of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets. These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. If a contract is terminated without proper cause by the customer, if the customer creates unplanned / unreasonable time delays, or if the customer modifies the contract tasks / scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable. Total net unbilled accounts receivable at December 31, 2002 and 2003 were $27.0 million and $46.0 million, respectively.

During the reporting periods contained herein, the Company experienced revenue and margin adjustments (i.e., swings) of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were not significant to the consolidated financial statements.

Time and materials contracts. Revenue from time and materials contracts is recognized when it is realized or realizable and earned, in accordance with Staff Accounting Bulletin (SAB) 101, as revised by SAB 104 (recognized when services are rendered at contracted labor rates, when materials are delivered and when other direct costs are incurred). Additionally, based on management’s periodic assessment of the collectibility of its accounts receivable, credit worthiness and financial condition of customers, the Company determines if collection is reasonably assured prior to the recognition of revenue.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Contract management reimbursables. Gross revenue is recognized according to the provisions of Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Effective October 1, 2002, the Company reports revenues gross instead of net as reported in previous years because the Company is providing additional, increased level of services under certain contracts. As a result of changes in the industry, including downsizing by the wireless carriers and equipment providers, there is an increasing trend by the Company’s customers to consolidate and outsource functions such as supplier procurement and material purchases. Furthermore, the wireless carriers and equipment vendors are increasingly requiring a consolidated “turnkey solution” to their project needs which include vendor selection and materials procurement. In response to these changing customer requirements, the Company is providing additional and enhanced level of services to its customers.

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

(i) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectibility and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated risks. Total retainages included in accounts receivable were $0 and $1.1 million at December 31, 2002 and 2003, respectively.

(j) Income Taxes

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company maintains a valuation allowance for deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities.

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon a revision to the projections for future taxable income during the quarter ended March 31, 2002, management increased the valuation allowance on deferred tax assets, resulting in the recognition of a provision for income tax expense totaling $10.1 million during the period. The increase in valuation allowance applied to all U.S. (federal and state) and foreign taxable loss carryforwards generated in fiscal 2002, as well as an additional percentage of prior year loss carryforwards and cumulative temporary differences. During fiscal 2003, the Company realized consecutive quarters of consolidated profitability. This favorable trend, combined with forecasted future growth in consolidated operating profits, resulted in a 2003 decrease to the allowance for deferred tax assets of $11.8 million resulting in a net zero income tax provision for the year ended December 31, 2003. Given the Company’s historical cumulative loss position, however, and pursuant to the provisions of Statement of Financial Accounting Standards 109 (SFAS No. 109), “Accounting for Income Taxes,” limited consideration is given to future taxable income in evaluating the recoverability of its deferred tax assets and the corresponding valuation allowance placed on these assets. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2003.

(k) Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44,

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

“Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans. Under this method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Under SFAS No. 123, the weighted average fair value of stock options granted during 2001, 2002 and 2003 was $4.59, $4.27 and $9.95 respectively, on the date of grant. The weighted average estimated fair values of shares granted under the Purchase Plan during 2001, 2002, and 2003 was $5.91, $4.90, and $6.01 respectively. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	2001	2002	2003
Expected term:
Stock options	3 years	3 years	3 years
Purchase plan	6 months	6 months	6 months
Interest rate	4.55%	3.82%	2.97%
Volatility	150%	125%	100%
Dividends	—	—	—

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	2001	2002	2003
Net income (loss) – as reported	$(60.1)	$(63.9)	$23.5
Actual stock-based compensation expense determined under the intrinsic value-based method	—	—	0.7
Total stock-based employee compensation expense determined under fair value based method for all awards	(14.9)	(33.8)	(21.8)

Pro forma net income (loss)	$(75.0)	$(97.7)	$2.4

Earnings (loss) per common share:
Basic – as reported	$(1.31)	$(1.33)	$0.44
Basic – pro forma	$(1.63)	$(2.03)	$0.04
Diluted – as reported	$(1.31)	$(1.33)	$0.32
Diluted – pro forma	$(1.63)	$(2.03)	$0.03

Weighted average shares:
Basic – as reported and pro forma	45.9	48.1	53.4
Diluted – as reported and pro forma	45.9	48.1	73.3

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

(l) Net Income per Common Share

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

	2001	2002	2003
Weighted average shares, basic	45.9	48.1	53.4
Dilutive effect of stock options	—	—	4.9
Dilutive effect of Series A Convertible Preferred Stock	—	—	6.0
Dilutive effect of Series B Convertible Preferred Stock	—	—	9.0

Weighted average shares, diluted	45.9	48.1	73.3

The following instruments were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive (in millions):

	2001	2002	2003
Stock options	4.9	4.9	1.5
Series A Convertible Preferred Stock	1.6	6.7	—
Series B Convertible Preferred Stock	—	5.3	—
Warrants	0.2	—	—
Contingently issuable shares	0.2	0.1	—

Total anti-dilutive instruments	6.9	17.0	1.5

Average per share market value of common stock	$10.61	$5.08	$10.57

Average outstanding stock option price per share	$10.29	$8.11	$9.22

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

During fiscal year 2002, the Company analyzed the results of operations and projected future cash flows associated with certain office equipment, and determined that impairment existed. Accordingly, the Company recorded impairment charges of $1.2 million and related penalties on leased equipment of $0.6 million during the first quarter of 2002. These amounts were a component of asset impairment and other charges in the Company’s consolidated results of operations. During the fourth quarter of fiscal 2003, the Company assessed the utilization of its project equipment and determined that certain equipment was idle and technologically impaired. These were primarily older assets which could no longer effectively nor efficiently be utilized on existing or upcoming domestic and international customer contracts. Due to the nature of this equipment and its dependence on current technology, the salvage value associated with such equipment was deemed to be nominal. Based on these combined facts and circumstances, the Company concluded that impairment existed and, therefore, recorded an impairment charge totaling $2.2 million in the fourth quarter of 2003.

(n) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts receivable-related party, contract management receivables, income taxes receivable, accounts payable, accounts payable-related party, accrued expenses, contract management payables and income taxes payable approximate fair value due to the short-term nature of these instruments.

(o) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the years ended December 31, 2001, 2002 and 2003 includes net income (loss), realized investment loss on available-for-sale securities and foreign currency translation adjustments.

(p) Foreign Currency Translation

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

(q) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, trade accounts receivable and contract management receivables. At times, cash and short-term investment balances held in financial institutions are in excess of federally insured limits. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong relative credit standing.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

(r) Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

(s) Contingent Acquisition Consideration

From time to time, in connection with certain business acquisitions, the Company may agree to make additional future payments to sellers that are contingent upon the acquired entities’ achievement of specific performance-based milestones. Pursuant to the provisions of SFAS No. 141, such contingent liabilities are accrued, and therefore, recorded by the Company when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of December 31, 2003, a contingent consideration accrual related to these arrangements totaling $3.8 million was recorded on the Company’s consolidated balance sheets and was paid to the selling shareholders during the first quarter of fiscal 2004.

Assuming the entities acquired in 2003 reach the minimum base performance targets, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance accrued as of December 31, 2003, would approximate a cumulative total of $11.1 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15%, the aggregate future contingent payments could likely range from $33.2 million to $35.3 million inclusive of the amounts accrued as of December 31, 2003 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

The following table summarizes management’s estimate of the potential range of future contingent consideration by year:

	(in millions)
	2004		2005		2006		2007		Total
Potential range of future contingent consideration	$9.8-$10.5	*	$10.8-$11.5	*	$11.2-$11.9	*	$1.4-$1.4	*	$33.2-$35.3	*

*	Hypothetical range based on estimated annual growth of 15%.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

(t) Use of Estimates

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

(u) Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

(v) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIEs.

The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. All VIEs, regardless of when created, are required to be evaluated under FIN 46-R no later than the quarter ended March 31, 2004. Management is still evaluating the effect of applying FIN 46-R, but does not currently expect this standard will have a material effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2003, the Company did not identify any VIEs that would require consolidation or any exposure to VIEs that would require disclosure.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The Company has reviewed SFAS No. 149 and has determined it does not have a material impact on its operating results and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company reviewed SFAS No. 150 and determined it did not have a material impact on its operating results and financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. Interim period disclosure is generally effective for the Company’s second quarter of 2004. This statement is effective for financial statements with fiscal years ending after December 15, 2003 and quarters beginning after December 15, 2003. The Company has reviewed SFAS No. 132 and has determined it does not have a material impact on its operating results and financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Agreements with Multiple Deliverables.” The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SAB 101, which was amended in December 2003 by SAB 104. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company has reviewed EITF 00-21 and has determined it does not have a material impact on its operating results and financial position.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Note 2.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill and other intangible assets for the year ended December 31, 2003, are as follows:

	Business Consulting	Design and Deployment	Enterprise Solutions	Network Management	Total
Goodwill, net
Balance as of January 1, 2002	$12.7	$41.6	$—	$2.1	$56.4
Impairment losses	(12.5)	—	—	(2.1)	(14.6)
Foreign exchange translation loss	(0.2)	—	—	—	(0.2)

Balance as of December 31, 2002	—	41.6	—	—	41.6
Acquisitions	—	—	9.5	—	9.5

Balance as of December 31, 2003	$—	$41.6	$9.5	$—	$51.1

Other intangibles, net
Balance as of January 1, 2002	$4.1	$0.2	$—	$2.2	$6.5
Amortization expense	(0.3)	—	—	(0.5)	(0.8)
Impairment losses	(3.7)	—	—	(1.6)	(5.3)
Reclassification to property and equipment	—	(0.2)	—	—	(0.2)
Foreign exchange translation loss	(0.1)	—	—	(0.1)	(0.2)

Balance as of December 31, 2002	—	—	—	—	—
Acquisitions	—	—	0.5	—	0.5

Balance as of December 31, 2003	$—	$—	$0.5	$—	$0.5

Total goodwill and other intangibles, net	$—	$41.6	$10.0	$—	$51.6

(a) Impairment of Goodwill and Other Intangible Assets

The slowdown in the economy, economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation of our goodwill and other intangible assets in the second quarter of fiscal 2001 in accordance with SFAS No. 121. Based on management’s analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, it was determined that an impairment existed. Accordingly, the Company recorded a

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

$12.9 million impairment charge in the second quarter of fiscal 2001. Assets determined to be impaired included goodwill and customer contract and workforce intangibles approximating $8.2 million in our design and deployment segment and $4.7 million in our network management segment.

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

After the finalization of the February 2002 year-to-date actual results for both the EMEA business consulting (Questus) and network management (Telia Contracting) operating segments, the respective segments posted continued declining revenues and margins and increased selling, general and administrative costs, primarily as a result of ongoing underutilization of billable employees and corporate service overhead. Through February 2002, the overall European markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers, as evidenced by the lack of certain anticipated contracts as noted above. Revised 2002 financial projections for the EMEA business consulting and network management segments indicated ongoing probable losses with minimal improvement in subsequent years. Furthermore, based on the current cost structure in EMEA, it appeared unlikely that the Company would be able to significantly reduce related selling, general and administrative costs to a level that would allow for profitability for the respective segments. Based on these triggering events, and after evaluating the related undiscounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” it was determined that such cash flows on an undiscounted basis would be insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed fully impaired and the Company recognized a charge of $19.9 million representing all goodwill, indefinite life and finite life intangible assets related to EMEA at March 31, 2002. The charge is a component of asset impairment and other charges as recorded in the Company’s operating expenses for the year ended December 31, 2002. Approximately $16.2 million relates to the business consulting segment and $3.7 million to the design and deployment segment.

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

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

management. Management believes that the assumptions made for these analyses are reasonable and consistent. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment. Consequently, the second step of the impairment test was not required.

The Company completed its annual impairment test as required under the provisions of SFAS No.142. During the fourth quarter of 2002 and 2003, the Company documented and measured the carrying value of all related goodwill, finite and indefinite life intangible assets and determined that there did not exist any indication of impairment as of December 31, 2002 and 2003. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

SFAS No. 142 requires disclosure of what reported net income or loss and related per-share amounts would have been in periods prior to the adoption of SFAS No. 142 exclusive of amortization expense and any related tax effects, related to goodwill and other indefinite life intangible assets. Accordingly, the Company has presented below for comparability purposes “As Adjusted” financial results for the year ended December 31, 2001. The following is a reconciliation from reported to “As Adjusted” net loss and net loss per common share:

	Year Ended December 31, (in millions, except per share amounts)
	2001 Reported	Adjustments	2001 As Adjusted	2002	2003
Depreciation and amortization	$21.6	$(10.1)	$11.5	$7.8	$6.7

Operating income (loss)	$(71.5)	$10.1	$(61.4)	$(54.7)	$22.2

Provision (benefit) for income taxes	$(15.0)	$2.0	$(13.0)	$10.1	—

Net income (loss)	$(60.1)	$8.1	$(52.0)	$(63.9)	$23.5

Net loss per common share:
Basic	$(1.31)	$0.18	$(1.13)	$(1.33)	$0.44

Diluted	$(1.31)	$0.18	$(1.13)	$(1.33)	$0.32

Weighted average common shares outstanding:
Basic	45.9		45.9	48.1	53.4
Diluted	45.9		45.9	48.1	73.3

Note 3.	Significant Transactions

(a) Loss/Benefit on Unused Office Space

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

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Furthermore, it was determined that the prior significant growth in several metropolitan markets had resulted in a surplus of commercial lease space. This surplus of available office space has hindered the Company’s ability to sublease its existing unused office space. As a result, management re-assessed the market conditions surrounding its unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of its related operating lease expenses. As a result, the Company calculated the estimated loss on unused office space to increase by approximately $10.0 million during the quarter ended March 31, 2002. The accrual for loss on unused office space as of December 31, 2002 was $9.4 million, net of approximately $1.6 million of lease payments that were charged to the accrual for unused office space.

During 2003, the Company reevaluated its accrual for loss on unused office space and determined that a significant portion of its corporate facility was expected to be utilized commencing in 2004. This change in estimate was primarily attributable to the Company’s acquisition of HTS that was announced in December 2003 and consummated in January 2004. As a result, the Company recorded a $3.2 million reversal of the accrual for unused office space during the fourth quarter of 2003.

(b) Shut Down of Network Operations Center (NOC)

Based on the continued negative results of operations from the Company’s NOC subsidiary and economic conditions as of March 31, 2002, management approved and committed the Company to an Exit Plan for this legal subsidiary effective March 31, 2002. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, the Company recorded certain charges related to this exit plan (all charges were deemed incremental and not related to the ongoing operations of the facility during the “exit period”). Fixed assets with net book value of $0.8 million were disposed of as of March 31, 2002. These assets included certain electronic equipment and leasehold improvements with no readily determinable salvage value. The total amount disposed is recorded as a component of asset impairment charges for the quarter ended March 31, 2002. A charge totaling $0.3 million, related to severance and contract termination costs that were deemed incremental costs associated with the shut down of the NOC, was recognized as a component of selling, general and administrative expenses during the quarter ended March 31, 2002. The Company’s management executed the final steps relating to its exit plan whereby, effective November 1, 2002, all remaining customer contracts and employees were terminated and the business ceased operations. The Company concluded that the NOC did not have material operating results which would require discontinued operations to be reported separately. During the year ended 2002, the NOC had the following operating results (in millions):

Revenue	$0.2

Cost of revenue	$0.4

Operating loss	$(2.0)

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

At December 31, 2002 and 2003, the balance of the accruals for legal and contract termination costs approximated $0.3 million and $0.1 million, respectively.

(c) Allowance for Doubtful Accounts

During 2001, the Company recorded significant allowances for doubtful accounts related to former customers who declared bankruptcy due to the effects of difficult financing and economic conditions experienced through this period. Specifically, the Company recorded bad debt expense totaling $21.3 million, which included allowances for receivables due from Metricom, Inc. of $13.9 million, Advanced Radio Telecom of $3.1 million, and US Wireless of $1.3 million. During the third quarter ended September 30, 2002, the Company settled its outstanding claim with Metricom, Inc. and subsequently sold its entire rights to the Metricom claim to a consortium of bankruptcy claims brokers. The Company received net proceeds of $1.7 million resulting in a net reduction to bad debt expense (a component of selling, general and administrative expenses). The Company had provided an allowance for the entire receivable balance when Metricom, Inc. filed for bankruptcy protection during the second quarter of 2001. As a result of the settlement, the entire trade receivable balance of $13.9 million was written off against the corresponding allowance for doubtful accounts.

During 2002, certain of the Company’s customers continued to face challenging financial and operating environments due to the volatile capital markets and uncertain economic conditions both domestically and internationally within the wireless telecommunications industry. As a result, and pursuant to the Company’s periodic assessment regarding the expected collectibility of its trade account receivable balances (billed and unbilled), certain additional amounts were identified as potentially uncollectible during 2002. Based on this analysis, the Company increased its allowance for doubtful accounts by $9.6 million during the year ended December 31, 2002. A significant portion of these allowances related to estimates for trade receivable balances in Latin America due to the economic volatility in this region and associated risk to the Company. Based on successful collections during 2003 and management’s ongoing evaluation of the remaining accounts receivable balances outstanding, the Company reversed $3.3 million of its specific allowance for doubtful accounts during the year ended December 31, 2003. As of December 31, 2003, there is an allowance for doubtful accounts of $2.1 million remaining specifically attributable to certain Latin America trade receivable balances.

Note 4.	Investments in Unconsolidated Affiliates

(a) Diverse Networks, Inc (“DNI”)

On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% percent interest in DNI, a private company that provides network management and data center services. Through December 31, 2002, this investment was accounted for under the equity method of accounting due to the presence of significant influence that was deemed to exist based on the significant number of contracts that WFI had entered into with DNI and the presence of a WFI employee on DNI’s board of directors. The contracts constituted a substantial portion of the business conducted by DNI. By the end of fiscal 2002, the majority of the contracts between the Company and DNI had been completed. This factor, combined with the removal of the Company’s president from the board of directors of DNI, resulted in the Company concluding effective January 1, 2003, that significant influence no longer existed. Accordingly, the investment in DNI no longer met the conditions for the use of equity method of accounting and accordingly, the investment has been accounted for under the cost method

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

since January 1, 2003. The equity in earnings from this investment during the period this investment was accounted for under the equity method of accounting were classified within other income (expense) in the Company’s consolidated statements of operations. The balance of the Company’s investment in DNI at December 31, 2003, totaled $3.1 million and has been classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. The Company evaluates the realizability of its investment in DNI according to the provisions of APB 18. On at least a quarterly basis, the Company obtains and reviews the financial statements and most recent forecasts of DNI. Based on that review and inquiries with DNI’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in DNI has not been impaired.

(b) CommVerge Solutions, Inc.

On July 21, 2000, the Company acquired 1,184,835 shares of Class B convertible Preferred Stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting. The balance of the Company’s investment in CommVerge Solutions, Inc. at December 31, 2003 totaled $5.0 million and has been classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. The Company evaluates the realizability of its investment in CommVerge Solutions, Inc. according to the provisions of APB 18. On at least a quarterly basis, the Company obtains and reviews the financial statements and most recent forecasts of CommVerge Solutions, Inc. Based on that review and inquiries with CommVerge’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in CommVerge Solutions, Inc. has not been impaired.

Note 5.	Acquisitions

On February 13, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides subcontracting services primarily for general contractors and commercial property owners for the design and installation of commercial electrical systems. Initial consideration consisted of a cash payment totaling $1.8 million. The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations”. The initial consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired. The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired of $1.4 million was recorded as goodwill and other identifiable finite-life intangible assets. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling shareholders additional consideration that is contingent upon the acquired entity’s successful achievement of specific annual earnings targets for each of the years ending December 31, 2003, 2004 and 2005. The Company recorded the first-year accrual for additional contingent consideration totaling $3.4 million related to the achievement of the earnings targets for the year ended December 31, 2003. Payment was made on February 13, 2004, pursuant to the payment terms in the asset purchase agreement. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

stated in the purchase agreement. Future additional consideration, if any, will be recorded and accrued as goodwill at the time that the outcome of the contingency is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. See note 1 for further details regarding the Company’s accounting policy and estimated range of future contingent consideration. The results of operations of the acquired company since the acquisition date are included in the Company’s consolidated financial statement for the year ended December 31, 2003 and are a component within the enterprise solutions operating segment.

On April 15, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides various commercial electrical systems subcontracting services for general contractors. Initial consideration consisted of a cash payment totaling $6.2 million. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141. The initial consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired. The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired of $4.6 million was recorded as goodwill and other identifiable finite-life intangible assets. Included in the stock purchase agreement is a provision whereby the Company agrees to pay the selling shareholders additional consideration that is contingent upon the acquired entity’s successful achievement of specific earnings targets for each of the twelve month periods ended March 31, 2004, 2005 and 2006. Future additional consideration, if any, will be recorded and accrued as goodwill at the time that the outcome of the contingency is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. As of December 31, 2003, no accrual has been recorded for contingent consideration. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the purchase agreement. See note 1 for further details regarding the Company’s accounting policy and estimated range of future contingent consideration. The results of operations of the acquired company since the acquisition effective date are included in the Company’s consolidated financial statement for the year ended December 31, 2003 and are a component within the enterprise solutions operating segment.

On August 7, 2003, the Company acquired all of the outstanding equity interests of a privately-held business that provides full-service security systems and building technologies integration. The initial consideration consisted of a cash payment totaling $3.7 million. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141. The initial consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired. The Company recorded goodwill and other identifiable finite-life intangible assets totaling $0.3 million. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling equity holders additional consideration that is contingent upon the acquired entity’s successful achievement of specific annual earnings targets for the six month period ended December 31, 2003 and the years ended December 31, 2004, 2005 and 2006. The Company recorded a contingent consideration accrual totaling $0.4 million related to the achievement of the earnings targets for period ending December 31, 2003. Payment was made on February 25, 2004. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the purchase agreement. Future additional consideration, if any, will be recorded and accrued as goodwill at the time that the outcome of the contingency is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. See note 1 for further details regarding the Company’s accounting policy and estimated range of future contingent consideration. The results of operations of the acquired company since the acquisition date are included in the Company’s consolidated financial statement for the year ended December 31, 2003 are a component within the enterprise solutions operating segment.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Pursuant to the provisions of SFAS 141, the three acquisitions during 2003 met certain quantitative tests on an aggregate basis, thus requiring pro forma presentation. The following summary presents pro forma consolidated results of operations for the year ended December 31, 2003 as if the acquisitions described above had occurred at the beginning of the year ended December 31, 2003, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is also a reconciliation of GAAP (as reported) to pro forma financial results for the years ended December 31, 2002 and 2003 (all unaudited amounts except per share amounts are in millions):

	2002			2003
	As Reported	Pro forma Adjustments	Pro forma	As Reported	Pro forma Adjustments	Pro forma
Revenue	$187.0	$49.4	$236.4	$262.2	$14.6	$276.8

Operating income	$(53.8)	$1.8	$(52.0)	$22.2	$0.1	$22.3

Net income (loss)	$(63.9)	$1.1	$(62.8)	$23.5	$—	$23.5

Net income per common share:
Basic	$(1.33)		$(1.31)	$0.44		$0.44

Diluted	$(1.33)		$(1.31)	$0.32		$0.32

Weighted average common shares outstanding:
Basic	48.1		48.1	53.4		53.4
Diluted	48.1		48.1	73.3		73.3

Pro forma net income for fiscal 2003 includes approximately $0.2 million net loss from discontinued operations related to a division of one of the acquired entities. Activities from this discontinued operation are not significant to the Company’s consolidated revenues or operating results and there were no significant liabilities assumed and included in the cost of the acquisition.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Note 6.	Balance Sheet Details

The consolidated balance sheets consist of the following at December 31, 2002 and 2003 (in millions):

	2002	2003
Accounts receivable, net:
Billed	$39.2	$54.1
Unbilled	32.0	48.2

	71.2	102.3
Allowance for doubtful accounts	(10.7)	(6.5)

Total accounts receivable, net	$60.5	$95.8

Contract management receivables, net:
Billed	$2.3	$2.1
Unbilled	1.6	0.4

	3.9	2.5
Allowance for doubtful accounts	(1.5)	(1.5)

Total contract management receivables, net	$2.4	$1.0

Property and equipment, net:
Computer equipment	$30.7	$35.2
Furniture and office equipment	5.1	4.6

	35.8	39.8
Accumulated depreciation and amortization	(22.8)	(28.5)

Total property and equipment, net	$13.0	$11.3

Goodwill, net:
Goodwill	$63.0	$72.5
Accumulated amortization	(21.4)	(21.4)

Total goodwill, net	$41.6	$51.1

Other intangibles, net:
Non compete covenants	$—	$0.5
Accumulated amortization	—	—

Total other intangibles, net	$—	$0.5

Investments in unconsolidated affiliates:
CommVerge, Inc.	$5.0	$5.0
Diverse Networks, Inc.	3.2	3.1

Total investments in unconsolidated affiliates	$8.2	$8.1

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Note 7.	Notes Payable and Other Financing Arrangements

(a) Credit Agreement

As of December 31, 2001, $33.0 million was outstanding under the Company’s line of credit with a weighted average interest rate of 6.40%. The line of credit was scheduled to expire in February 2004 but was repaid and terminated on May 31, 2002. Prior to the termination of the line of credit agreement, loans under this line of credit bore interest, at the Company’s discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 2.50%, the (“base rate margin”), or (ii) at the London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.75% to 3.50%, the (“LIBOR rate margin”). The line of credit was secured by substantially all of the Company’s assets. The line of credit agreement contained restrictive covenants, which, among other things, required maintenance of certain financial ratios.

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

Note 8.	Lease Commitments

The Company leases certain equipment under capital leases with a weighted average interest rate of approximately 8.47% that expire at various dates through 2005. The Company also leases certain facilities and equipment under operating leases having terms expiring at various dates through 2010. Future minimum lease payments under capital and operating leases as of December 31, 2003 are as follows (in millions):

	Capital Leases	Net Operating Leases
Year ending December 31,
2004	$0.5	$4.1
2005	0.2	3.6
2006	—	2.5
2007	—	2.7
2008	—	2.8
Thereafter	—	3.8

Total future minimum lease payments	0.7	$19.5

Less amount representing interest	—

Present value of capital lease obligations	0.7
Less current portion	(0.5)

Long-term capital lease obligations	$0.2

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Equipment recorded under capital leases approximated $9.4 million and $8.7 million, with accumulated amortization of $6.9 million and $8.2 million as of December 31, 2002 and 2003, respectively.

There exists approximately $1.6 million of sublease income (pursuant to terms of sublease agreements) that offsets future minimum lease payments as of December 31, 2003. Gross rent expenditures under operating leases for the years ended December 31, 2002 and 2003 were $5.5 million and $5.6 million, respectively. Total sublease income for the years ended December 31, 2002 and 2003 totaling $0.4 million and $0.6 million, respectively, has been netted against rent expense. Additionally, included in net rent expense during the year ended December 31, 2003 was $1.5 million related to the recurring accretion of previously accrued loss on unused office space based on remaining lease term. Based on management’s assessment of existing assumptions as described in note 3, a reversal totaling $3.2 million related to a portion of the accrual for unused office space was recorded during the fourth quarter of fiscal 2003. Such amount is included in asset impairment and other charges on the Company’s statement of operations. The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. The Company has recorded deferred rent, included in accrued expenses, of $1.2 million and $1.3 million at December 31, 2002 and 2003, respectively, to reflect the excess of rent expense over cash payments since inception of the respective lease.

Note 9.	Income Taxes

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2001, 2002 and 2003 is comprised of the following (in millions):

	2001	2002	2003
Domestic	$(57.3)	$(6.5)	$26.7
Foreign	(17.8)	(47.3)	(3.2)

	$(75.1)	$(53.8)	$23.5

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2001, 2002 and 2003 is comprised of the following (in millions):

	2001	2002	2003
Current:
Federal	$0.6	$—	$—
State	0.3	0.3	0.8
Foreign	0.4	(0.2)	—

	1.3	0.1	0.8

Deferred:
Federal	(14.9)	8.8	0.8
State	(1.8)	2.0	(1.7)
Foreign	0.4	(0.8)	0.1

	(16.3)	10.0	(0.8)

	$(15.0)	$10.1	$—

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Additionally, the Company recognized net tax benefits from exercise of stock options of $1.5 million, $0 and $7.3 million for the years ended December 31 2001, 2002 and 2003, respectively, which were recorded in stockholder’s equity.

A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% and a blended state tax rate of 3.5% to income (loss) before income tax provision (benefit) for the years ended December 31, 2001, 2002 and 2003 is as follows (in millions):

	2001	2002	2003
Income tax expense (benefit) at federal statutory rate	$(26.2)	$(18.8)	$8.2
State taxes, net of federal tax benefit and valuation allowance	(1.0)	1.5	(0.6)
Foreign tax expense (benefit), net of valuation allowance	7.0	16.3	1.4
Amortization of goodwill and other intangibles	1.0	—	—
Increase (decrease) in federal valuation allowance	3.3	11.0	(10.8)
Increase in deferred tax asset due to foreign tax credit conversion	—	—	2.6
Other, net	0.9	0.1	(0.8)

	$(15.0)	$10.1	$—

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2003 are as follows (in millions):

	2002	2003
Deferred tax assets:
Allowance for doubtful accounts	$2.1	$2.4
Sundry accruals	3.7	2.1
Vacation accrual	1.0	0.9
Property and equipment, principally due to differences in depreciation	—	0.8
Goodwill and other intangibles, principally due to differences in amortization	6.2	4.1
Net operating loss carryforwards	30.5	34.4
Foreign tax credit carryforwards	4.1	—
Deferred revenue	—	0.9

	47.6	45.6
Valuation allowance	(37.0)	(25.2)

Total deferred tax assets, net of allowance	10.6	20.4

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1.4)	—
Unearned revenue	(6.3)	(5.1)
Foreign deferred tax liability	(4.5)	(3.8)

Total deferred tax liabilities	(12.2)	(8.9)

Net deferred tax asset (liability)	$(1.6)	$11.5

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

At December 31, 2003, the Company had federal tax loss carryforwards of $55.1 million (including stock option net operating loss carryforwards) which expire beginning in 2020 and California tax loss carryforwards of $12.2 million which expire beginning in 2012. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has determined that any potential ownership changes under Section 382 will not materially impact the Company’s ability to utilize its net operating loss and tax credit carryforwards. In addition, the Company has foreign tax loss carryforwards of $17.8 million in the United Kingdom, $12.6 million in Mexico, $6.4 million in Sweden and $2.7 million in Brazil.

In assessing the realizability of deferred tax assets, management considers whether sufficient risk exists that would cause the future inability to realize a portion or all of the deferred tax assets. Based upon the level of historical taxable income, projections for future taxable income and considering the future outlook periods, management believes it is more likely than not the Company will not realize a portion of the deferred tax assets as of December 31, 2003. As such, the Company has recorded a corresponding valuation allowance totaling $25.2 million as of December 31, 2003 to reflect the estimated amount of deferred tax assets that may not be realized in future reporting periods. The total decrease to the valuation allowance during the year ended December 31, 2003 was $11.8 million, and was based upon deferred asset recoverability from 2003 income from continuing operations.

The following table summarizes the components of valuation allowance and its allocation among continuing operations and stockholder’s equity as of December 31, 2003:

	Continuing Operations	Stockholder’s Equity	Total
Domestic	$8.1	$7.9	$16.0
Foreign	9.2	—	9.2

Total	$17.3	$7.9	$25.2

The classification of the valuation allowance between continuing operations and additional paid in capital depicts the manner whereby any reversal would be reflected in the Company’s effective tax rate. Specifically, any reversal of valuation allowance in stockholder’s equity would not be reflected in the Company’s effective tax rate.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.

Note 10.	Stockholders’ Equity

(a) Preferred Stock

On October 29, 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. The holders of the Series A Convertible Preferred Stock elected to convert such stock into 7,000,070 shares of the Common Stock

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

of the Company in the fourth quarter of 2003, and as a result, no shares of Series A Convertible Preferred Stock remained outstanding at December 31, 2003. The shares of Common Stock issued on conversion of the Series A Convertible Preferred Stock are subject to a lock-up provision, which expires over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20% of the converted or convertible shares are released from lock-up and available for resale at the option of the Series A Convertible Preferred Stock holder(s), until the lock-up’s final expiration on April 29, 2004. The following table presents the total number of common shares released from lock-up during each fiscal quarter:

	Shares Issuable Upon Conversion	Shares Released from Lock-up During the Period Ending:
		6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	TOTAL
Common shares issuable upon conversion of Series A Convertible Preferred Stock	7,000,070	1,400,014	1,400,014	1,400,014	1,400,014	1,400,014	7,000,070

On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share (which was the fair market value of the Common Stock at the closing) at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company’s Common Stock if and when the Company’s Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Additionally, the Series B Convertible Preferred Stock agreement has a lock-up provision, which expires over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20% of the converted or convertible shares are released from lock-up and available for resale at the option of the Series B Convertible Preferred Stock holder(s), until the lock-up’s final expiration on November 30, 2004. The following table presents the total number of common shares issuable upon conversion, if the holder(s) exercise the option to freely convert preferred stock pursuant to this provision and the related number of common shares released from lock-up during each fiscal quarter:

	Shares Issuable Upon Conversion	Shares Released from Lock-up During the Period Ending:
		12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	TOTAL
Common shares issuable upon conversion of Series B Convertible Preferred Stock	9,000,000	1,800,000	1,800,000	1,800,000	1,800,000	1,800,000	9,000,000

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Upon any liquidation event, as defined in the agreement, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share. As of December 31, 2003, there are no shares converted to common shares.

On January 30, 2004, the Company received a notice from one of the holders to convert 7,742 shares of Series B Convertible Preferred Stock into 774,200 shares of the Company’s Common Stock.

On March 5, 2004, the Company received a notice from certain holders to convert 40,000 shares of Series B Convertible Preferred Stock into 4,000,000 shares of the Company’s Common Stock, of which 1,600,000 shares are free from lock up at the time of conversion.

(b) Stock Option Plans

During the years ended 1997, 1999 and 2000, the Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”), the 1999 Equity Incentive Plan (the “1999 Plan”) and the 2000 Non-statutory Stock Option Plan (the “2000 Plan”), respectively. Stock options granted under the 1997 Plan and 1999 Plan may be incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. The Company ceased making grants under, and subsequently terminated the 1997 Plan upon completion of its initial public offering. The 2000 Plan permits the grant of non-statutory stock options, which are exercisable for a period following the date of grant as determined by the Board of Directors (generally ten years). Stock option exercise prices for the 1997 Plan, 1999 Plan and 2000 Plan must be equal to or greater than the fair market value of the common stock on the grant date. A cumulative total of 7.5 million, 13.9 million, and 6.5 million shares of common stock have been authorized for issuance under the 1997 Plan, 1999 Plan and 2000 Plan, respectively. There remains 2.0 million shares of common stock authorized for the 1997 Plan which are no longer issuable due to the termination of the plan.

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its 1997 Plan, 1999 Plan and 2000 Plan. All options granted in 2001, 2002 and 2003, except as noted below, were at or above fair market value on the date of grant.

During the year ended December 31, 2003, the Company recorded $0.7 million of stock option expense associated with certain stock options granted during the year and certain plan modifications (i.e., acceleration of vesting) which triggered compensation expense pursuant to the provisions and guidelines of SFAS No. 123.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Stock option transactions are summarized below:

	1997 Plan	Weighted Average Exercise Price	1999 Plan	Weighted Average Exercise Price	2000 Plan	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,753,652	$7.64	5,618,011	$52.44	1,703,830	$44.95
Granted	—	—	6,668,374	4.66	2,117,353	8.00
Exercised	(567,309)	3.91	(103,337)	4.66	(28,328)	4.40
Canceled	(632,474)	11.37	(5,312,862)	45.75	(1,985,459)	38.91

Outstanding at December 31, 2001	2,553,869	$7.55	6,870,186	$11.90	1,807,396	$10.49
Granted	79,251	4.23	1,692,253	4.23	3,556,669	4.29
Exercised	(210,661)	2.64	(607,830)	4.02	(261,580)	4.36
Cancelled	(265,087)	11.26	(1,029,370)	12.90	(790,993)	8.46

Outstanding at December 31, 2002	2,157,372	$7.37	6,925,239	$10.46	4,311,492	$6.09

Granted	—	—	4,848,085	10.46	523,015	5.31
Exercised	(1,025,866)	5.32	(3,319,286)	4.04	(2,009,241)	4.45
Cancelled	(68,277)	13.28	(487,470)	14.20	(314,210)	6.92

Outstanding at December 31, 2003	1,063,229	$7.81	7,966,568	$10.08	2,511,056	$6.99

Balance exercisable at December 31, 2003	1,063,229	$7.81	2,754,931	$10.34	1,928,345	$7.06

The following table summarizes information as of December 31, 2003 concerning options outstanding and exercisable:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life	Weighted average exercise price	Weighted number exercisable	Weighted average exercise price
$ 1.33 - 3.69	746,827	6.30	$3.20	496,844	$2.96
3.72 - 4.45	2,249,045	8.05	4.22	2,000,603	4.23
4.47 - 5.16	2,179,500	8.04	4.61	1,499,716	4.57
5.20 - 6.95	1,397,239	8.42	6.03	427.957	5.87
7.00 - 9.82	1,258,540	8.08	9.37	437,531	8.68
9.94 - 12.28	1,506,220	9.37	11.59	191,014	11.58
12.33 - 22.50	1,684,909	9.34	13.28	242,673	15.73
31.94 - 45.38	314,261	6.51	38.57	270,464	39.02
46.00 - 67.63	163,782	6.49	51.91	144,905	51.97
74.56 - 132.06	40,530	6.55	90.17	34,798	91.62

$ 1.33 - $132.06	11,540,853	8.27	$9.20	5,746,505	$8.77

(c) Employee Stock Purchase Plan

In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1.9 million shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company’s initial public offering.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Unless otherwise determined by the Board of Directors, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the board) for at least 20 hours per week and are customarily employed by the Company (or a subsidiary designated by the board) for at least 5 months per calendar year.

Employees who actively participate in the Purchase Plan may have up to 15% of their earnings for the period withheld pursuant to the Purchase Plan. The amount withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date will equal the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 31, 2003, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 1,627,189. As of December 31, 2003, employee contributions for the Purchase Plan totaling $0.9 million were accrued and subsequently used to purchase shares of Common Stock in the January 2004 period. Such amount is included in accrued expenses in the Company’s consolidated financial statements.

Note 11.	Employee Benefit Plan

In 1996, the Company implemented a 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code ($12,000 of eligible compensation for 2003). The Company may make contributions at the discretion of its Board of Directors. The Company made no contributions in 2001, 2002 or 2003.

Note 12.	Significant Customers

The Company had sales to three separate customers which comprised $23.4 million (11%), $21.7 million (11%) and $20.1 million (10%) of the Company’s total revenues for the year ended December 31, 2001. The revenues generated by each of these customers were from both our design and deployment and network management operating segments.

The Company had sales to one customer totaling $67.0 million, which comprised 36% of the Company’s total revenues for the year ended December 31, 2002. The revenues generated by this customer were from both our design and deployment and network management operating segments.

The Company had sales to one customer totaling $63.8 million, which comprised 24% of the Company’s total revenues for the year ended December 31, 2003. The revenues generated by this customer were from both our design and deployment and network management operating segments.

Note 13.	Segment Information

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

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

The Company’s operations are organized along service lines including four reportable segments: Design and Deployment, Network Management, Enterprise Solutions and Business Consulting. Prior to the consummation of the acquisitions described in note 5, the Company had no material level of operations in the enterprise solutions reporting segment. The Company’s current activities in the business consulting reporting segment are not material to the Company’s results of operations; however, information regarding the historical results of that segment is presented for comparative purposes. Revenue and operating income (loss) provided by the Company’s segments for the years ended December 31, 2001, 2002 and 2003 are as follows (in millions):

	2001	2002	2003
Revenues:
Design and deployment	$159.5	$143.5	$172.5
Network management	40.4	38.3	43.5
Enterprise solutions	—	—	43.2
Business consulting	7.3	5.2	3.0

Total revenues	$207.2	$187.0	$262.2

Operating income (loss):
Design and deployment	$(59.1)	$(28.9)	$10.5
Network management	(11.2)	(8.5)	6.7
Enterprise solutions	—	—	4.4
Business consulting	(1.2)	(17.3)	0.6

Total operating income (loss)	$(71.5)	$(54.7)	$22.2

Revenues generated by geographic segment for the years ended December 31, 2001, 2002 and 2003 are as follows (in millions):

	2001	2002	2003
United States	$141.6	$155.3	$209.2
EMEA	22.5	13.7	19.0
Latin America	43.1	18.0	34.0

Total revenues	$207.2	$187.0	$262.2

Long-lived assets by geographic region for the years ended December 31, 2001, 2002 and 2003, which include property and equipment, goodwill, other intangibles and investments from unconsolidated affiliates, are as follows (in millions):

	2001	2002	2003
United States	$50.5	$44.5	$53.3
EMEA	21.9	0.8	0.5
Latin America	18.0	17.5	17.2

Total long-lived assets	$90.4	$62.8	$71.0

See Note 6 for detail of long-lived assets.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Note 14.	Related Party Transactions

During 2001 and 2002, the Company’s Latin American subsidiaries, WFI de Mexico and Wireless Facilities Latin America Ltda., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. (“JFR”) and its related affiliates (collectively, “JFR and affiliates”). Jalil Tayebi, a brother of Masood K. Tayebi, the Chairman and the Chief Executive Officer of the Company, holds a majority ownership interest in each of these entities. The primary business purpose for transacting business with JFR and affiliates related to obtaining improved service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during the 2001 and 2002 periods for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. Additionally, during 2001 JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts. The total net amount owed to JFR as of December 31, 2002 was $0.5 million for services under these related party contracts. There were no material transactions during the year ended December 31, 2003, and all payable and receivable balances with JFR were fully settled resulting in a zero balance at December 31, 2003. Finally, there are no current guarantees or other commitments between JFR and affiliates and the Company.

In August 2001, WFI and GlobTel Holdings, Ltd. (“GlobTel”) executed a Master Service Agreement (MSA) whereby WFI or its designated affiliates would perform telecommunications outsourcing services. GlobTel is significantly owned by Massih Tayebi, a brother of Masood K. Tayebi, and former Chairman of the Company. During 2003, the Company has recorded approximately $0.9 million in total net revenues and received approximately $0.7 million from GlobTel for services provided under the MSA. Such revenues are a component of total revenues in the Company’s consolidated statements of operations. As of December 31, 2003, the Company had an outstanding accounts receivable balance of approximately $0.2 million with GlobTel. Such accounts receivables are reflected as accounts receivable – related party in the Company’s consolidated balance sheet. At December 31, 2003, no future commitments or guarantees exist between GlobTel and the Company.

In June 2001, WFI received a payment of $0.5 million from BridgeWest LLC, a privately-held investment group, representing a prepayment for future engineering services to be provided by WFI to BridgeWest LLC. BridgeWest LLC is significantly owned by Masood K. Tayebi, the Chairman and Chief Executive Officer of the Company, Massih Tayebi, a brother of Masood K. Tayebi and former Chairman of the Company, and Sean Tayebi, also a brother of Masood K. Tayebi. The Company has recorded approximately $0.2 million total revenues for services provided under this agreement during the year ended December 31, 2003. Such revenues are a component of total revenues in the Company’s consolidated statements of operations and the design and deployment operating segment. During the second quarter of 2003, approximately $0.2 million of the payment received from BridgeWest LLC was applied towards billings for cumulative engineering services provided by WFI and the residual balance of $0.3 million was refunded to BridgeWest LLC. At December 31, 2003, no commitments or guarantees exist between BridgeWest LLC and the Company.

On October 29, 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. The Company received $34.9 million

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

of proceeds, net of $0.1 million of issuance costs paid by the Company. Additionally, on May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Refer to note 10 for further details regarding the provisions of Series A and B Convertible Preferred Stock.

Based upon a review by disinterested members of management and the Company’s Board of Directors regarding the terms of comparable transactions available from or involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

Note 15.	Legal Matters

Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 Bankruptcy proceedings in 2001, filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529. In a related matter ART filed a partial objection to the Company’s proof of claim. On August 11, 2003, the Company and ART entered into a settlement agreement whereby the suit would be dismissed in exchange for a reduction of the claim amount. During the fourth quarter of fiscal 2003, the Company finalized the settlement (including the dismissal of the preference claim) whereby the Company received in full settlement, 223,802 shares of common stock in the newly capitalized entity. The Company expects a slight gain in future reporting periods based on the planned disposition of such shares.

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

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

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

Darwin Networks, Inc. (“Darwin”) initiated Chapter 11 bankruptcy proceedings in 2001. As part of those proceedings, Darwin filed an action against a wholly-owned subsidiary of the Company (acquired by the Company through a stock purchase agreement on February 13, 2003), to recover an alleged preference payment in the amount of $850,000. During the second quarter of 2003, the wholly-owned subsidiary of the Company reached a full settlement with the bankruptcy trustee whereby the Company agreed to and subsequently paid $200,000 to the trustee. The final settlement reduced the fair market value of net assets acquired and as such, is reflected in the goodwill balance recorded resulting from the acquisition.

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

In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

Note 16.	Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2002 and 2003, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2002:
Revenues	$40.1	$46.8	$49.1	$51.0

Gross profit	$10.9	$11.8	$11.9	$13.7

Operating income (loss)	$(60.0)	$1.2	$1.6	$2.5

Provision for income taxes	$10.1	$—	$—	$—

Net income (loss)	$(71.7)	$2.2	$2.5	$3.1

Net income (loss) per common share:
Basic	$(1.52)	$0.05	$0.05	$0.06
Diluted	$(1.52)	$0.04	$0.04	$0.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2003:
Revenues	$53.9	$56.8	$68.6	$82.9

Gross profit	$14.9	$17.0	$18.7	$20.7

Operating income	$3.2	$5.0	$6.1	$7.9

Provision for income taxes	$—	$—	$—	$—

Net income	$4.0	$4.8	$6.6	$8.1

Net income per common share:
Basic	$0.08	$0.09	$0.12	$0.14
Diluted	$0.06	$0.07	$0.09	$0.11

Note 17.	Subsequent Events

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48,750,000 in cash. Such initial consideration was adjusted downward by approximately $262,000 for certain post-closing purchase price adjustments pursuant to the Agreement and Plan of Reorganization (“Agreement”) by and among the WFI, WFI Government Services, Inc. (GSI), a Delaware corporation and wholly-owned subsidiary of WFI, Horseshoe Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of WFI, HTS and certain stockholders. As a result of the acquisition, HTS became a wholly-owned subsidiary of GSI and therefore, will be included in the consolidated financial results of the Company effective for periods subsequent to January 5, 2004. The Company concluded that this transaction met

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Years ended December 31, 2001, 2002 and 2003

the conditions of a significant subsidiary and, therefore, filed a Current Report on Form 8-K (Item 2) with the SEC. The Company intends to file the related 8-K/A within 60 days after the date that the initial report on Form 8-K had to be filed.

On January 30, 2004 the Company received notice from one of the holders requesting conversion of 7,742 shares of the Company’s Series B Convertible Preferred Stock into 774,200 shares of the Company’s Common Stock.

On March 5, 2004, the Company received a notice from certain holders to convert 40,000 shares of Series B Convertible Preferred Stock into 4,000,000 shares of the Company’s Common Stock, of which 1,600,000 shares are free from lock up at the time of conversion.

On February 19, 2004 the Company filed a universal shelf Registration statement on Form S-3 and an acquisition shelf Registration on Form S-4 with the Securities and Exchange Commission (SEC). The Company has no immediate plans to raise capital under the shelf Form S-3 or to utilize the shelf Form S-4 for an acquisition transaction. Once declared effective by the SEC, the universal shelf registration statement on Form S-3 will permit the Company to sell, in one or more public offerings, shares of newly issued common stock, shares of newly issued preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. In addition, the universal shelf, once declared effective by the SEC, will permit certain stockholders who purchased the Company’s Series A and Series B Convertible Preferred Stock, to sell up to 5.4 million shares of common stock, all of which are currently included in the Company’s December 31, 2003 weighted average diluted common shares outstanding. The acquisition shelf registration statement on Form S-4, once declared effective by the SEC, will enable the Company to issue up to $200 million of its common stock in one or more acquisition transactions that the Company may make from time to time. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination.

WIRELESS FACILITIES, INC.

Schedule II: Valuation and Qualifying Accounts

(in millions)

Years Ended December 31, 2001, 2002 and 2003

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions (Credits)	Write-offs	Balance at End of Year
Year ended December 31, 2001	$0.9	$21.3	$(3.9)	$18.3

Year ended December 31, 2002	$18.3	$9.6	$(15.7)	$12.2

Year ended December 31, 2003	$12.2	$(3.3)	$(0.9)	$8.0

See accompanying Independent Auditors’ Report.

S-1