Form 10-Q
period 2004-04-02
WIRELESS FACILITIES INC
filed 2004-05-10
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

WIRELESS FACILITIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 6, 2004 68,255,535 shares of the registrant’s common stock were outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WIRELESS FACILITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

	December 31, 2003	March 31, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89.6	$53.7
Short-term investments	24.6	2.0
Accounts receivable, net	96.8	112.7
Accounts receivable - related party, net	0.2	—
Prepaid expenses	1.9	3.9
Employee loans and advances, net	0.4	0.7
Other current assets	4.5	4.4

Total current assets	218.0	177.4
Property and equipment, net	11.3	12.4
Goodwill and other intangibles, net	51.6	100.0
Deferred tax assets, net	11.5	12.9
Investments in unconsolidated affiliates	8.1	9.3
Other assets	0.4	0.9

Total assets	$300.9	$312.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13.6	$15.1
Accrued expenses	27.6	27.6
Billings in excess of costs	6.9	5.9
Accrual for contingent acquisition consideration	3.8	4.3
Income taxes payable, net	1.2	2.0
Capital lease obligations	0.5	0.4
Accrual for unused office space	1.5	1.0

Total current liabilities	55.1	56.3
Capital lease obligations, net of current portion	0.2	0.2
Accrual for unused office space, net of current portion	2.0	2.4
Other liabilities	1.3	1.3

Total liabilities	58.6	60.2

Minority interest in subsidiary	0.3	0.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 90,000 and 42,258 shares outstanding at December 31, 2003 and March 31, 2004, respectively (liquidation preference $45.0)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 62,550,245 and 68,128,579 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	0.1	0.1
Additional paid-in capital	303.4	308.0
Accumulated deficit	(57.5)	(51.6)
Accumulated other comprehensive loss	(4.0)	(4.1)

Total stockholders’ equity	242.0	252.4

Total liabilities and stockholders’ equity	$300.9	$312.9

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2003	2004
Revenues	$53.9	$98.0
Cost of revenues	39.0	76.4

Gross profit	14.9	21.6
Selling, general and administrative expenses	11.3	14.1
Credit for doubtful accounts	(1.3)	(0.3)
Depreciation and amortization	1.7	1.2

Operating income	3.2	6.6

Other income (expense), net:
Interest income, net	0.3	0.1
Foreign currency gain	0.6	0.2
Other income (expense), net	(0.1)	0.4

Other income, net	0.8	0.7

Income before provision for income taxes	4.0	7.3
Provision for income taxes	—	1.4

Net income	$4.0	$5.9

Net income per common share:
Basic	$0.08	$0.09
Diluted	$0.06	$0.08
Weighted average common shares outstanding:
Basic	49.3	64.2
Diluted	68.7	76.9

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three months ended March 31,
	2003	2004
Operating activities:
Net income	$4.0	$5.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.3	1.6
Provision for deferred income taxes	—	1.4
Credit for doubtful accounts	(1.3)	(0.3)
Realized gain on sale of short-term investments	—	(0.3)
Equity loss of unconsolidated affiliates	0.1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(0.6)	(8.3)
Accounts receivable – related party	0.2	0.2
Income taxes receivable	1.8	—
Prepaid expenses	0.1	(1.7)
Deferred tax asset	—	(0.7)
Other assets	0.7	(0.5)
Accounts payable and accrued expenses	3.1	(1.7)
Accounts payable – related party	(0.2)	—
Billings in excess of costs on completed contracts	(3.7)	(2.8)
Accrual for unused office space	(0.4)	(0.2)
Other liabilities	(1.1)	0.6

Net cash provided by (used in) operating activities	5.0	(6.8)

Investing activities:
Sale/maturity of short-term investments	—	22.9
Investment in unconsolidated affiliate	—	(1.0)
Cash paid for contingent acquisition consideration	—	(4.0)
Cash paid for acquisitions, net of cash acquired	(1.8)	(48.4)
Capital expenditures	(0.8)	(2.1)

Net cash used in investing activities	(2.6)	(32.6)

Financing activities:
Proceeds from issuance of common stock	2.4	3.6
Repayment of capital lease obligations	(0.9)	(0.1)

Net cash provided by financing activities	1.5	3.5

Effect of exchange rate on cash	(0.7)	—

Net increase (decrease) in cash and cash equivalents	3.2	(35.9)
Cash and cash equivalents at beginning of period	99.1	89.6

Cash and cash equivalents at end of period	$102.3	$53.7

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$0.1
Net cash refunded/(paid) during the period for income taxes	$1.0	$(0.1)
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$—	$54.8
Cash paid for acquisitions	—	(48.4)

Liabilities assumed in acquisitions	$—	$6.4

Common stock issued pursuant to Employee Stock Purchase Plan	$0.8	$0.9

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry, the U.S. government, and enterprise customers. Such services include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. WFI’s work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. WFI also provides network management services, which involve day-to-day optimization and maintenance of wireless networks. WFI’s work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management. WFI also provides services in the areas of mission assurance, product and process validation and verification, and software and applications development. WFI’s work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks. WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors and a large range of customers from varied commercial, governmental and industry sectors that require security integration services. WFI’s engagements range from small and short in duration, to large multi-year contracts performed on a domestic and international level. WFI’s services are performed either on a time and materials basis, a cost plus fixed fee, or on a fixed price, time certain basis.

(b) Fiscal Calendar and Basis of Presentation

The Company operates and reports using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal year consists of four equal quarters of 13 weeks each, and our 53 week fiscal year consists of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. The periods presented in this quarterly report are not exactly comparable because the first quarter ended April 2, 2004 is a 14 week quarter and the first quarter ended March 28, 2003 was a 13 week quarter. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our first quarter ended on April 2, 2004, but we present our quarter as ending on March 31, 2004.

The information as of March 31, 2004, and for the three months ended March 31, 2003 and 2004 is unaudited. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 26, 2003, filed on Form 10-K on March 8, 2004, with the United States Securities and Exchange Commission.

The unaudited consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the “Company.”

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

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Reclassifications

Certain prior period amounts have been reclassified to the extent deemed necessary in order to conform with the current period presentation.

(e) Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.

The Company has evaluated its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company’s intent, investment policies and its ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income or Loss.” The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair value of short-term investments at March 31, 2004 was as follows (in millions):

	March 31, 2004
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$48.2	$48.2
U.S. government and agency securities	5.5	5.5

Cash and cash equivalents	53.7	53.7

Short-term investments:
Corporate notes and bonds	0.7	0.7
U.S. government and agency securities	1.3	1.3

Short-term investments	2.0	2.0

Cash and cash equivalents and short-term investments	$55.7	$55.7

Debt securities recorded at fair value, maturing:
Within one year		$5.5
After one year through five years		2.0

Debt securities recorded at fair value		$7.5

Net unrealized gain or loss on short-term investments, which is included as a component of stockholders’ equity, was immaterial at March 31, 2004. The Company recorded $0.3 million of realized gain from the sale of short-term investments during the quarter ended March 31, 2004. Debt securities include corporate and government notes and bonds.

(f) Revenue Recognition

The Company provides services for three primary types of contracts: (1) fixed-price long-term turnkey contracts; (2) time and materials contracts; and (3) cost plus fixed fee contracts.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed-price long-term turnkey contracts. The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses for the Company’s government contracts. While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates.

Accordingly, the revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

The Company’s long-term fixed-price contracts that have cancellation, modification or milestone billing clauses are accounted for under the percentage-of-completion method of accounting in accordance with SOP 81-1. The majority of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets. These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. If a contract is terminated without proper cause by the customer, if the customer creates unplanned / unreasonable time delays, or if the customer modifies the contract tasks / scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable. Total net unbilled accounts receivable at March 31, 2004 was $51.7 million.

During the reporting periods contained herein, the Company experienced revenue and margin adjustments (i.e., swings) of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were not significant to the unaudited consolidated financial statements.

Time and materials contracts. Revenue from time and materials contracts is recognized when services are rendered at contracted labor rates, when materials are delivered and when other direct costs are incurred. Additionally, based on management’s periodic assessment of the collectibility of its accounts receivable, credit worthiness and financial condition of customers, the Company determines if collection is reasonably assured prior to the recognition of revenue.

Cost plus fixed fee. The Company’s government network services business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed price or time and material contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Under fixed-price contracts, the Company agrees to perform certain work for a fixed price. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(g) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans. Under this method, compensation expense is measured on the date of grant by comparing the current market price of the underlying stock to the exercise price. If the exercise price is less than the market price, compensation expense is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company has adopted the disclosure provisions of SFAS No. 148 which amended SFAS No. 123 by permitting two additional transition methods for entities that choose to adopt the provisions of SFAS No. 123 as their method of accounting for stock-based employee compensation and requires new disclosures about the effect of stock-based employee compensation on reported results.

Under SFAS No. 123, the weighted average option price of stock options granted during the three months ended March 31, 2003 and 2004 were $5.23 and $11.44 respectively, on the date of grant. The fair value under SFAS No. 123 is determined by utilizing the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2003	2004
Expected term (Hold Period):
Stock Options	4 years	4 years
Purchase Plan	6 months	6 months
Interest Rate	3.82%	2.99%
Volatility	100%	102%
Dividends	—	—

The volatility factor is calculated based on the trailing historical volatility rates over the estimated hold period or, at the minimum, the standard 4-year vesting period. The actual volatility factor used for the three months ended March 31, 2003 reflects a modification to the calculated historical volatility of 137%, based on management’s belief that recent experience indicates that the stock generally has become less volatile and is not indicative of expected future volatility.

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended March 31,
	2003	2004
Net income – as reported	$4.0	$5.9
Total stock-based employee compensation expense determined under fair value based method for all awards	(6.9)	(5.6)

Pro forma net income (loss)	$(2.9)	$0.3

Earnings (loss) per common share:
Basic – as reported	$0.08	$0.09
Basic – pro forma	$(0.06)	$0.00
Diluted – as reported	$0.06	$0.08
Diluted – pro forma	$(0.06)	$0.00
Weighted average shares:
Basic – as reported and pro forma	49.3	64.2
Diluted – as reported	68.7	76.9
Diluted – pro forma	49.3	76.9

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(h) Accrual for Unused Office Space

Due to the downturn in the wireless telecommunications industry during 2001 through 2002, the Company recorded provisions for losses on unused office space under non-cancelable operating leases ranging in duration from 24 – 96 months. The initial provision for loss on unused office space was determined based upon management’s analysis, review and assessment of the expected realization of projected sublease income associated with an expected excess facility capacity, compared to the aggregate scheduled lease payments through the remainder of the lease terms. The initial determination and computation of previous provision for loss were performed in accordance with FASB Technical Bulletin (FTB) 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment.”

During 2003, the Company reevaluated its accrual for unused office space. As a result, the Company recorded a $3.2 million reversal of the accrual for unused office space during the fourth quarter of 2003. The remaining accrual for unused office space as of March 31, 2004 was $3.4 million. The remaining accrual balance is primarily comprised of amounts payable under certain non-cancelable operating leases requiring payment for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2010.

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

(2) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable of Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46R (Revised Interpretation) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation. The Company evaluated a partnership that was created after January 1, 2004, and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions FIN 46R. Included in the Company’s consolidated financial results are $0.2 million total net liabilities which are eliminated at the consolidated level against a corresponding receivable as of March 31, 2004, $0 revenue and $0.2 million of net loss from this partnership for the three months ended March 31, 2004.

Except as described above, there are no other potential VIEs entered into after January 31, 2003 or from the adoption of the revised interpretations in the first quarter of fiscal year 2004.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Net Income Per Common Share

The Company calculates net income per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income per share are presented below (in millions):

	Three months ended March 31,
	2003	2004
Weighted average shares, basic	49.3	64.2
Dilutive effect of stock options	3.3	4.7
Dilutive effect of Series A Convertible Preferred Stock	7.0	—
Dilutive effect of Series B Convertible Preferred Stock	9.0	7.9
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	0.1	0.1

Weighted average shares, diluted	68.7	76.9

In November 3, 2003, 63,637 shares of Series A Convertible Preferred Stock were converted into 7,000,000 shares of the Company’s Common Stock. On January 30, 2004, 7,742 shares of Series B Convertible Preferred Stock were converted into 774,200 shares of the Company’s Common Stock. On March 5, 2004, 40,000 shares of Series B Convertible Preferred Stock converted into 4,000,000 shares of the Company’s Common Stock. The converted shares are reflected in basic weighted shares outstanding based upon the date of conversion. Refer to Note 7 for further details regarding the Company’s Series A and Series B Convertible Preferred Stock.

The following instruments were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended March 31,
	2003	2004
Stock options	2.4	0.8

Total anti-dilutive instruments	2.4	0.8

Average market value of stock per share	$6.14	$13.70
Average outstanding stock option price per share	$8.45	$9.65

(4) Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc. (“TSG”)

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11.4% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock “(APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of an HTS employee on TSG’s board of directors. The equity in earnings from this investment is classified within other income (expense) in the Company’s consolidated statements of operations. The balance of the Company’s investment in TSG at March 31, 2004, totaled $1.2 million (inclusive of $0.2 million invested by HTS prior to the Company’s acquisition of HTS on January 5, 2004) and has been classified on the consolidated balance sheet under the caption “investment in unconsolidated affiliates.” On at least a quarterly basis, the Company will obtain and review the financial statements and most recent forecasts of TSG. Based on that review and inquiries with TSG’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in TSG has not been impaired as of March 31, 2004.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Acquisitions

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash. HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies.

The acquisition was accounted for under the provisions of purchase method accounting in accordance with SFAS No. 141. The excess purchase price paid over the fair value of tangible and identifiable net assets acquired of $44.0 million was recorded as goodwill and other identifiable finite-life intangible assets. The allocation of the purchase price is subject to refinement within a one-year period of the acquisition date. In connection with the Company’s acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts. This adjustment totaling $1.5 million has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit). The Company recognized approximately $0.1 million as a reduction of costs against the deferred profit during the first quarter ended March 31, 2004. The remaining amount of $1.4 million at March 31, 2004 is estimated to reduce costs through 2008. The results of operations of HTS since the acquisition date are included in the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2004 and are a component of the government network services operating segment.

The following summary presents pro forma consolidated results of operations for the quarter ended March 31, 2003 as if the acquisitions described above had occurred at the beginning of the quarter ended March 31, 2003, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is also a reconciliation of GAAP (as reported) to pro forma financial results for the quarter ended March 31, 2003 (all unaudited amounts except per share amounts are in millions):

	Three months ended March 31, 2003
	As Reported	Pro forma Adjustments	Pro forma
Revenue	$53.9	$11.1	$65.0
Operating income	$3.2	$0.9	$4.1
Net income	$4.0	$0.7	$4.7
Net income per common share:
Basic	$0.08		$0.10
Diluted	$0.06		$0.07
Weighted average shares outstanding:
Basic	49.3		49.3
Diluted	68.7		68.7

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

From time to time, in connection with certain future business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes issuable. During the first quarter of fiscal year 2004, the Company paid $4.0 million of contingent consideration to two entities that were acquired in 2003. The Company had estimated and accrued $3.8 million of this contingent consideration as of December 31, 2003. As of March 31, 2004, $4.3 million has been accrued for contingent consideration related to the achievement of the annual earnings targets for the twelve months ended March 31, 2004, by one of the acquired entities. Such amount was paid in April 2004.

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the three month ended March 31, 2004, are as follows (in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill, net
Balance as of December 31, 2003	$41.6	$9.5	$—	$51.1
Acquisition	—	—	40.2	40.2
Accrual for contingent consideration	—	4.3	—	4.3
Adjustment	—	0.1	—	0.1

Balance as of March 31, 2004	41.6	13.9	40.2	95.7

Other intangibles, net
Balance as of December 31, 2003	—	0.5	—	0.5
Acquisition	—	—	3.9	3.9
Amortization expense	—	—	(0.1)	(0.1)

Balance as of March 31, 2004	—	0.5	3.8	4.3

Total goodwill and other intangibles, net	$41.6	$14.4	$44.0	$100.0

(6) Segment Information

In 2004, the Company reorganized its operating segments to reflect its current operations and strategic direction. Effective January 1, 2004, the Company reorganized its business along service lines including three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. Revenues and operating income generated by the Company’s reporting segments for the three months ended March 31, 2003 and 2004 are as follows (in millions). All prior period amounts have been reclassified in order to conform with the current period presentation.

	Three months ended March 31,
	2003	2004
Revenues:
Wireless Network Services	$50.9	$72.4
Enterprise Network Services	3.0	14.4
Government Network Services	—	11.2

Total revenues	$53.9	$98.0

Operating income (loss):
Wireless Network Services	$3.3	$4.6
Enterprise Network Services	(0.1)	0.9
Government Network Services	—	1.1

Total operating income	$3.2	$6.6

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues derived by geographic region are as follows (in millions):

	Three months ended March 31,
	2003	2004
Revenues:
U.S.	$45.7	$74.1
Central and South America	3.0	15.3
Europe, Middle East and Africa	5.2	8.6

Total revenues	$53.9	$98.0

The Company had sales to two separate customers, which comprised $12.2 million (12.4%) and $12.0 million (12.2%) of the Company’s total revenues for the quarter ended March 31, 2004. Revenues for these customers are recorded in the wireless network services operating segment.

(7) Related Party Transactions

On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Based upon a review by disinterested members of management and the board of directors of terms of comparable transactions available from or involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock Purchase Agreement has a lock-up provision, which expires over time, such that at the end of each of the three month periods that commenced on the 18 month anniversary of the closing date, 20% of the shares are released from the lock-up provision and available for resale upon conversion. On January 30, 2004, 7,742 shares of Series B Convertible Preferred Stock were converted into 774,200 shares of the Company’s Common Stock. On March 15, 2004, 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company’s Common Stock, of which 1,600,000 shares were transferred free of any lock-up restriction and 2,400,000 shares were transferred subject to the lock-up restriction which will lapse, along with the lock-up restriction on an additional 3,000,000 shares (on an as-converted basis), in three equal tranches of 1,800,000 shares each on May 30, 2004, August 30, 3004 and November 30, 2004.

(8) Legal Matters

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 26, 2003 and other reports and filings made with the Securities and Exchange Commission.

Overview

We are an independent provider of outsourced communications and security systems engineering and integration services for the wireless communications industry, the U.S. government, and enterprise customers. The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. As a result of our acquisition of High Technology Solutions, Inc. or HTS, and the resulting formation of our Government Network Services division during the first quarter of 2004, we expect increased work for the federal government primarily involved with systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management. We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development. Our work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

Wireless network services contracts are primarily fixed price contracts whereby revenue is recognized using the percentage-of-completion method of accounting under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” For contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed. Our government network services business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost-reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under fixed-price contracts, we agree to perform certain work for a fixed price. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

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

Selling, general and administrative expenses include compensation and benefits for corporate service employees and similar costs for billable employees whose time and expenses cannot be assigned to a project (underutilization costs), expendable computer software and equipment, facilities expenses and other operating expenses not directly related and/or allocated to projects. General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Additionally, our sales personnel and senior corporate executives have, as part of their compensation packages, periodic and annual bonus/commission incentives based on the attainment of specified performance goals.

Credit for doubtful accounts includes the reversal of estimated losses resulting from the financial inability of our customers to make required payments for services we have performed. We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer’s country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If these factors do not indicate collection is reasonably assured, revenue is deferred until it becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project. We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks. Total retainages included in accounts receivable were $2.4 million at March 31, 2004.

In 2004, we reorganized our operating segments to reflect our current operations and strategic direction. Our three operating segments, effective January 1, 2004, are our Wireless Network Services segment (encompassing business consulting, design and deployment services and network management services), our Enterprise Network Services segment, and our Government Network Services segment.

Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance:

•	Capital spending by wireless carriers on improved network coverage, quality, and capacity domestically and internationally continued to increase resulting in a growth in our wireless network services business. We expect this trend to continue throughout 2004. Our response to this trend is to continue demonstrating our ability to provide quality turnkey network deployment services and present the benefits of operational outsourcing. We expect these recent positive trends in the industry to contribute to ongoing improved financial performance.

•	In the EMEA region, where revenues grew 65% year over year to $8.6 million, the initial roll out of 3G networks by certain customers has made our European operations the fastest growing in the company. The 3G activity by the major carriers in Europe has started to positively impact our revenues and operating results. We expect the increase in new customer engagements during the first quarter will materialize into greater growth opportunities later this year as the major carriers expand their 3G networks.

•	Our Latin America operations continued to experience significant growth resulting from certain large contracts awarded to us in the third quarter of fiscal year 2003. We expect continued growth in our overall international operations based on projected subscriber growth and continued marketplace competition.

•	We believe our government network services division will build and expand our customer relationships within the Departments of Defense and Homeland Security by taking advantage of the significant opportunities for companies with substantial expertise in wireless technology. We expect continued growth in revenues and operating income from this new operating segment.

•	We also believe our enterprise network services division will continue to be a driver for growth. We continue to be optimistic about the opportunity to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

•	Our effective tax rate for the quarter ended March 31, 2004 of 19% is expected to be the annual effective tax rate for 2004. The annual and interim period effective tax rate for 2004 is lower than the statutory rates due to the expected realization of certain tax benefits as a result of fiscal year 2004 forecasted income.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. We explain these accounting policies in the notes to the unaudited consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 65% of our revenues for the quarter ended March 31, 2004. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing the risk of collectibility. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $109.3 million as of March 31, 2004.

On January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142 became effective and as a result, we ceased amortization of all goodwill and indefinite lived intangible assets. In lieu of amortization, we are required to perform, at a minimum, an annual impairment review unless specific evidence identified as a triggering event would warrant an accelerated review of our goodwill and intangible assets with indefinite lives. The first step of the goodwill impairment test requires the Company to determine and compare the fair value of its defined reporting units to their carrying values as of the evaluation date. The fair value for each reporting unit is determined using an undiscounted cash flow valuation analysis. The carrying values of each reporting unit are determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. If the estimated fair values exceed the carrying values for each reporting unit, there is no indication of impairment. Consequently, the second step of the impairment test will not be required.

Since the last annual impairment test as of December 31, 2003, there has been no indication of a triggering event that would warrant an accelerated review of our goodwill and intangible assets with indefinite lives.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We have a valuation allowance balance of $27.4 million as of March 31, 2004, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carryforward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of valuation allowance is based on our current estimates of fiscal year 2004 adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Net deferred tax assets as of March 31, 2004 were $12.9 million, which is comprised of deferred tax assets of $54.3 million, a current valuation allowance of $27.4 million and a deferred tax liability of $14.0 million. Given our historical cumulative loss position and pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” no consideration is given to future taxable income in evaluating the recoverability of our deferred tax assets and the corresponding valuation allowance placed on these assets. Based on this, management believes the valuation allowance recorded at March 31, 2004 is properly stated.

The annual and interim period effective tax rate for 2004 is anticipated to be lower than the statutory rates as we realize certain tax benefits through the reduction of our valuation allowance. Furthermore, the 2004 effective tax rate for annual and interim reporting periods has been impacted by the favorable resolution of certain tax items that were allowed for at December 31, 2003. Finally, during 2004, if we are impacted by a change in the valuation allowance as of December 31, 2004 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2004, such effect will be recognized in the interim period in which the change occurs.

Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of March 31, 2004, the accrual for our partial self-insurance programs approximated $2.0 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation claims limits are $175,000 and $350,000, respectively.

Contingencies and litigation. We are subject to various claims and legal actions in the ordinary course of our business. We are currently not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us. If we become aware of such assessments against us, we will evaluate the probability of an adverse outcome and provide accruals or disclosures for such contingencies as necessary, in accordance with SFAS No. 5, “Accounting for Contingencies”.

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of March 31, 2004, a contingent consideration accrual related to these arrangements totaling $4.3 million was recorded on our consolidated balance sheet and was paid to the selling shareholders during April 2004. See our Annual Report filed on Form 10-K for the year ended December 26, 2003, for further details regarding the range of estimated future contingent payments by year.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2004

Revenues. Revenues increased 82% from $53.9 million for the quarter ended March 31, 2003 to $98.0 million for the quarter ended March 31, 2004. The $44.1 million increase was attributable to an increase in domestic revenues of $28.4 million and an increase in international revenues of $15.7 million. Revenues were also positively affected by the difference between the 13-week quarter in 2003 compared to the 14-week quarter in 2004.

A significant portion of the domestic revenue growth is attributed to incremental revenues from recent acquisitions. Our new government network services segment generated revenues totaling $11.2 million during the quarter ended March 31, 2004. Our enterprise network services segment generated revenues totaling $3.0 million and $14.4 million for the quarters ended March 31, 2003 and 2004, respectively. The increase of $11.4 million in 2004 was primarily attributed to $8.8 million of incremental revenue in the first quarter of 2004 that was generated by subsidiaries acquired subsequent to the first quarter of 2003. The remaining increase of $2.6 million relates to organic growth. Finally, the total remaining increase of $5.8 million in domestic revenues came from our wireless network solutions segment. Such increase is largely attributed to the positive momentum in the wireless industry as evidenced by increases in deployment and engineering activities for certain major carriers we service.

Another significant component of the overall revenue increase is attributable to our Latin American and EMEA operations. Aggregate increased international revenues totaling $15.7 million from the prior year period were due primarily to certain significant contracts that were awarded during the third quarter of fiscal 2003 in our Mexican operations and strong performance by our European operations. We expect continued revenue growth in 2004 as a result of the 3G network activities by the major wireless carriers in EMEA as well as investments plans of our customers in Mexico.

Revenues by operating segment for the quarters ended March 31, 2003 and 2004 are as follows (in millions):

	2003	2004	$ change	% change
Wireless network services	$50.9	$72.4	$21.5	42.2%
Enterprise network services	3.0	14.4	11.4	380.0%
Government network services	—	11.2	11.2	—

Total revenues	$53.9	$98.0	$44.1	81.8%

Revenues generated by geographic segment for the quarters ended March 31, 2003 and 2004 are as follows (in millions):

	2003	2004	$ change	% change
United States	$45.7	$74.1	$28.4	62.1%
EMEA	5.2	8.6	3.4	65.4%
Latin America	3.0	15.3	12.3	410.0%

Total revenues	$53.9	$98.0	$44.1	81.8%

As described in the section “Critical Accounting Principles and Estimates” and in the footnotes to our unaudited consolidated financial statements, a significant portion of our revenue is derived from fixed price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

Cost of Revenues. Cost of revenues increased $37.4 million from $39.0 million for the quarter ended March 31, 2003 to $76.4 million for the quarter ended March 31, 2004 primarily due to the corresponding increase in total revenues. Incremental cost of revenues attributable to acquisitions consummated after the first quarter of fiscal year 2003 was $15.1 million during the quarter ended March 31, 2004. Gross margin during the quarter ended March 31, 2004 decreased from 28% to 22% of total revenues. The decline in gross margin is primarily attributable to requests for turnkey contract services which generally require us to utilize third-party vendors for products and services, thus reducing gross margin. Gross margin from our acquired HTS business of 17.5% is impacted by the classification of costs in accordance with contract terms with HTS customers. This decline is offset by a mix of certain projects within our wireless network services segment which produced higher margins due to improved project execution.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined as a percentage of revenue from 21% to 14% for the quarter ended March 31, 2003 and 2004, respectively due to higher revenues between periods. The increase in absolute dollars of 25% from $11.3 million to $14.1 million for the quarters ended March 31, 2003 and 2004, respectively, is primarily due to increased infrastructure costs necessary to support the revenue growth as well as the impact of newly acquired entities since March 31, 2003.

Credit for Doubtful Accounts. Credit for doubtful accounts was $1.3 million and $0.3 million for the quarters ended March 31, 2003 and 2004, respectively. These credit amounts were calculated based upon a consistent application of the proportion of amounts collected compared to the amounts previously reserved on or before January 1, 2003. Based on our ongoing assessment of our trade accounts receivables, combined with progress in our collection efforts and the financial results in our Mexican subsidiary, management determined that a portion of our allowance for doubtful accounts was no longer required, and as such, recorded an adjustment to the estimated allowance for doubtful accounts during both periods.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 29% from $1.7 million to $1.2 million for the quarters ended March 31, 2003 and 2004, respectively. The decrease is primarily due to the write-off of certain drive test equipment during the fourth quarter of fiscal 2003 (approximately $0.3 million of lower depreciation expense) combined with lower amortization expense for assets under capital leases for which a significant portion reached their full three-year terms and were fully repaid as of March 31, 2004.

Other Income, Net. For the quarter ended March 31, 2003, net other income was $0.8 million compared to $0.7 million for the quarter ended March 31, 2004. The net decrease totaling $0.1 million was primarily attributable to $0.2 million of lower net interest income resulting from a reduction in cash and cash equivalents and short-term investments between periods and lower foreign currency gain of approximately $0.2 million primarily related to negative foreign currency fluctuations with the Mexican

Peso. Additionally, the overall decline in net other income is partially offset by $0.3 million of realized gain from the sale of short-term investments we received during the first quarter of 2004.

Provision for Income Taxes. Our effective income tax rate for the quarter ended March 31, 2003 was zero compared to 19% for the quarter ended March 31, 2004. The effective tax rate for the quarter ended March 31, 2004 is lower than federal and state statutory rates primarily because of the realization of certain tax benefits through the reduction of our valuation allowance. Furthermore, the 2004 effective tax rate has been impacted by the favorable resolution of certain tax items that were reserved for at December 31, 2003.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents and short-term investments, cash from operations and other external sources of funds. As of March 31, 2004, we had cash and cash equivalents and short-term investments totaling $53.7 million and $2.0 million, respectively.

Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payers for our services do not pay us as quickly as we pay our vendors and employees for their goods and services. Capital expenditures consist primarily of investment in field equipment, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions to conduct our business.

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by operations was $5.0 million for the three months ended March 31, 2003 while cash used in operations was $6.8 million for the three months ended March 31, 2004. The decrease between periods is primarily due to growth of accounts receivable during the first quarter of fiscal 2004 associated with the growth in revenues as well as certain projects in our Latin America operations. Based on the terms of these contracts (i.e., billing milestones and project timeline) additional resources have been required up front to procure services and materials to complete the projects. Our cash payments for such additional resources have not and will not coincide with our collection of related accounts receivable balances as a result of the contract terms. Cash collected on our trade accounts receivable balances were $43.4 million and $90.8 million for the three months ended March 31, 2003 and 2004, respectively. This $47.4 million improvement from the prior year is primarily attributed to higher revenues and overall decline in the days sales outstanding from 110 days to 105 days as of March 31, 2003 and 2004, respectively. Additionally, we have continued to implement more aggressive collection strategies and control our overall operating expenses through more effective and efficient processes.

Cash used in investing activities was $2.6 million and $32.6 million for the three months ended March 31, 2003 and 2004, respectively. Investing activities for the three months ended March 31, 2003 consisted of capital expenditures of $0.8 million and cash paid for acquisition net of cash received of $1.8 million. During the three months ended March 31, 2004, investing activities represented cash paid of $48.4 million, net of cash received for the acquisition of HTS, capital expenditures of $2.1 million, cash paid totaling $4.0 million for contingent consideration related to prior acquisitions and cash paid of $1.0 million for investment in an unconsolidated affiliate, partially offset by $22.9 million of proceeds from the sale of short-term investments. See Note 5 to our unaudited consolidated financial statements for further discussion of our acquisitions.

Cash provided by financing activities for the three months ended March 31, 2003 was $1.5 million, which consisted primarily of proceeds from issuance of common stock resulting from exercises of employee stock options and purchases under our Employee Stock Purchase Plan totaling $2.4 million, offset by repayments of capital lease obligations totaling $0.9 million. Cash provided by financing activities was $3.5 million for the three months ended March 31, 2004. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $3.6 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, offset by the repayment of capital lease obligations of $0.1 million.

As discussed in the “Risks Related to Our Business” section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the wireless industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

New Financing Arrangements

On February 19, 2004 we filed a universal shelf registration statement on Form S-3 and an acquisition shelf registration statement on Form S-4 with the Securities and Exchange Commission (SEC). We have no immediate plans to raise capital under the shelf Form S-3 or to utilize the shelf Form S-4 for an acquisition transaction. The SEC declared the Form S-3 and Form S-4 registration statements effective on March 2, 2004. The universal shelf registration statement on Form S-3 will permit us to sell, in one or more public offerings, shares of newly issued common stock, shares of newly issued preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. In addition, the universal shelf registration statement will permit certain stockholders who purchased our Series A and Series B preferred stock, to sell up to 5.4 million shares of common stock, all of which are currently included in our diluted share count. The acquisition shelf registration statement on Form S-4 will enable us to issue up to $200 million of additional common stock in one or more acquisition transactions that we may make from time to time. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination.

Contractual Obligations and Commitments

As discussed in the “Risks Related to Our Business” section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the wireless-related industry sectors deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

In connection with our acquisitions made in 2003, we agreed to make additional payments to sellers contingent upon the acquired entities’ achievement of stated performance milestones. Pursuant to the stock purchase agreements for our 2003 acquisitions, we may be obligated to pay, and have paid, additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in those stock purchase agreements, for each of the years ending 2004, 2005 and 2006. The contingent consideration is calculated based on an agreed multiple of defined annual earnings targets as stated in the respective purchase agreements. As of March 31, 2004, we recorded an accrual totaling $4.3 million for contingent consideration related to the achievement of the annual earnings targets for the twelve months ended March 31, 2004, by one of the acquired entities. Such amount was paid to the selling stockholders on April 29, 2004.

Except as disclosed herein and in our annual report on Form 10-K, we currently have no material cash commitments other than our normal recurring trade payables, and expense accruals which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, future capital expenditures and overall expansion will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. Additional capital expenditures may be required in order to stay competitive and effectively service our customers.

We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts. We believe that our cash and cash equivalent balances and short-term investments will be sufficient to satisfy cash requirements for at least the next twelve months based on the current, existing level of operations. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

Related Party Transactions

For detailed information regarding related party transactions, see Note 7 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable of Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretation) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation. We evaluated a partnership that was created after January 1, 2004, and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions FIN 46R. Included in our consolidated financial results are $0.2 million total net liabilities which are eliminated at the consolidated level against a corresponding receivable as of March 31, 2004, $0 revenue and $0.2 million of net loss from this partnership for the three months ended March 31, 2004.

Except as described above, there are no other potential VIEs entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

Risks Related to Our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K for the year ended December 26, 2003, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, the price of our common stock could decline. You should also refer to the other information contained in this report, including our unaudited consolidated financial statements and related notes.

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

In 2003, we launched significant enterprise-based WLAN (Wireless Local Area Networks) and security systems initiatives as a key component of the growth strategy for our Enterprise Network Services segment. We intend to devote significant resources to developing these initiatives, but we cannot predict that we will achieve widespread market acceptance among the enterprises we identify as our potential customers. It is possible that some enterprises will determine that their current capital constraints and other factors outweigh their need for WLANs and security systems. As a result, we may be affected by a significant delay in the adoption of WLAN and security systems by enterprises, which would harm our business.

Our failure to obtain new government contracts, the cancellation of government contracts, or a reduction in federal budget appropriations involving our services could materially adversely affect our revenues.

We anticipate that a material portion of our future revenues will come from our Government Network Services division. Our revenues and cash flows from our Government Network Services division may decline if a significant number of our government contracts are delayed or cancelled due to cutbacks in defense, homeland security or other federal agency budgets or for other reasons. In addition, our failure to successfully compete for and retain such government contracts could have an adverse effect on our revenues and cash flows. We cannot guarantee that we — or if we are a subcontractor, that the prime contractor — will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

We anticipate that our Government Network Services division will also be sensitive to changes in national and international defense and budget priorities. Demand for our services may decline if conflicts in the Middle East and other high-risk areas subside, or if U.S. defense budget appropriations are reduced.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the quarter ended March 31, 2004, we had two customers which comprised approximately 25% of our revenues, and our five largest customers accounted for approximately 48% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We completed our acquisition of HTS in January 2004. In addition, we acquired three other businesses in 2003. Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time. We recently filed an acquisition shelf registration statement on Form S-4. This shelf registration will enable us to issue up to $200 million of additional common stock in one or more acquisition transactions.

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

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity. In particular, Cingular has recently announced plans to acquire AT&T Wireless, both of whom are significant customers of ours. The consolidation of equipment vendors or carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers, any or all of which may adversely impact our business.

If our customers do not receive sufficient financing or fail to pay us for services performed, our business may be harmed.

Some of our customers rely upon outside financing to pay the costs of deploying their networks. These customers may fail to obtain adequate financing or experience delays in receiving financing and they may choose the services of our competitors if our competitors are willing and able to provide project financing. Conversely, unfavorable economic conditions have caused and may in the future cause those customers with adequate financing to delay deploying or upgrading their networks as they prioritize or ration their capital resources.

In addition, we have historically taken significant write-offs of our accounts receivable. In some instances we may not receive payment for services we have already performed. If our customers do not receive adequate financing or if we are required to write off significant amounts of our accounts receivables, then our net income will decline, and our business will be harmed.

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

Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are outside of our control, are likely to cause these fluctuations. Some of these factors include:

•	telecommunications market conditions and economic conditions generally;

•	the timing and size of network deployments by our carrier customers and the timing and size of orders for network equipment built by our vendor customers;

•	fluctuations in demand for our services;

•	changes in our effective tax rate including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets;

•	the length of sales cycles;

•	the ability of certain customers to sustain capital resources to pay their trade accounts receivable balances;

•	reductions in the prices of services offered by our competitors;

•	our success in bidding on and winning new business;

•	changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;

•	the timing of expansion into new markets, both domestically and internationally;

•	required changes to our allowance for doubtful accounts based on periodic assessments of the collectibility of our accounts receivable balances;

•	our sales, marketing, and administrative cost structure; and

•	the costs of integrating technologies or businesses that we add.

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

Our success depends upon our attracting and retaining key members of our management team. We recently announced that Masood Tayebi has transitioned from the role of the Chief Executive Officer to the role of Executive Chairman, and that Eric DeMarco has become our Chief Executive Officer effective April 1, 2004. In addition, in April 2004 we completed our search for a Chief Financial Officer and General Counsel and announced that Deanna Lund and James Edwards would assume those respective roles. We cannot assure you that these management transitions will not result in some disruption of our business. The loss of any of our key members might delay or prevent the achievement of our development and strategic objectives. Our future performance will be substantially dependent upon our ability to attract, retain and motivate key members of our management team.

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

Government regulation of the telecommunications industry may adversely affect our business.

The wireless networks that we design, deploy and manage are subject to various regulations issued by the U.S. Federal Communications Commission (FCC) and other regulatory bodies in the U.S. and other countries. FCC regulations require that these networks meet certain radio frequency emission standards, not create unallowable interference to other services, and in some cases accept interference from other services. These networks are also subject to government regulations and requirements of local standards bodies outside the United States, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could have a harmful effect on our business, operating results, liquidity and financial position. Additionally, because we conduct business throughout the United States, many of our activities are subject to different state and local regulatory schemes, including those relating to licensing, taxes and employment matters, with which we are required to comply.

Government regulations could restrict our ability to ability to hire employees or to utilize employees effectively.

As of March 31, 2004, approximately 150 or 8% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years. Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 through 2004.

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

We currently have international operations, including offices in Brazil, China, Mexico, the United Kingdom, Sweden and Turkey. For the quarter ended March 31, 2004, international operations accounted for approximately 24% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Our significant international subsidiaries (i.e., in Brazil, Mexico, Sweden and the United Kingdom) procure certain transactions that are denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian Real and Mexican Peso. In addition, we also conduct business in British Pound Sterling, Chinese Renminbi, Euro, Swedish Krona and Turkish Lira. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

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

As of March 31, 2004, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 18% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Executive Chairman, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 8% is beneficially owned by certain of our other officers and directors and their affiliates. In addition, other members of the Tayebi family owned, incrementally and in the aggregate, approximately 16% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. We also recently filed a universal shelf registration statement on Form S-3. Under this shelf registration statement, we may sell, in one or more public offerings, shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. Such financing or offerings would likely dilute our stockholders’ equity ownership. In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies primarily in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of March 31, 2004, our Mexican, Brazilian and European subsidiaries were in average net liability positions (i.e., monetary liabilities were greater than monetary assets subject to foreign currency risk) of approximately $13.2 million $8.6 million and $13.4 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net liability positions at March 31, 2004 were approximately $1.3 million, $0.9 million and $1.3 million for the Mexico, Brazil and European subsidiaries, respectively.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income by approximately $0.1 million for the quarter ended March 31, 2004. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of March 31, 2004 were $53.7 million and are primarily invested in money market interest bearing accounts. Short-term investments as of March 31, 2004 were $2.0 million, comprised of corporate notes and bonds and U.S. government and agency debt securities. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had an immaterial effect on net income for the quarter ended March 31, 2004. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer who is also performing the functions of the principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to note 8 of our unaudited consolidated financial statements.

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

Item 6.	Exhibits and Reports on Form 8-K:

(a). Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Bylaws in effect since November 5, 1999.(1)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(2)

3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (3)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Stock Certificate.(1)

31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Report on Form 8-K/A filed on June 5, 2002, and incorporated herein by reference.

(b). Reports on Form 8-K:

On January 16, 2004, we filed a report on Form 8-K Item 2 reporting that we had acquired High Technology Solutions, Inc.

On February 19, 2004, we furnished a report on Form 8-K to the SEC with our press release regarding our financial results for our fiscal year ended December 26, 2003 in accordance with SEC Release No. 33-8216.

On March 19, 2004, we filed a report on Form 8-K/A to file required financial statement information in connection with our acquisition of High Technology Solutions, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS FACILITIES, INC.

By:	/s/ ERIC M. DEMARCO

Eric M. DeMarco Chief Executive Officer, President and Principal Financial Officer

Date: May 10, 2004