Form 10-K/A
period 2003-12-26
WIRELESS FACILITIES INC
filed 2004-09-20
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s proxy statement for the annual meeting that was held on June 15, 2004 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year ended December 26, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2004, is being filed for the purpose of including Items 6, 7, 8, 9A and 15 and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  See Note 1 to the consolidated financial statements for information regarding the restatement of financial statements included herein.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 8, 2004, or modify or update the disclosure presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

WIRELESS FACILITIES, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2003

PART I

Item 1.    Business

This Annual Report on Form 10-K/A (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K/A. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wfinet.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K/A. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. As part of our strategy, we are technology and vendor independent. We believe that this aligns our goals with those of our customers and enables us to objectively evaluate and recommend specific products or technologies. We provide network design and deployment services to wireless carriers including, but not limited to, (in alphabetical order) AT&T Wireless, Cingular, Sprint, T-Mobile, Telcel, Telefonica, Verizon and Vodafone and equipment vendors such as Ericsson, Nortel and Siemens. We have internally developed a methodology of planning and deploying wireless networks that allows us to deliver reliable and scalable network solutions, primarily on a fixed-price, time-certain basis. We believe this enables our customers to improve their ability to forecast the costs and timing of network deployment and management and increase their focus on internal core competencies while relying on us for planning, designing, deploying and managing their networks.  Our work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management.  We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development.  Our work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

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

Enterprise Network Services Segment

Our Enterprise Network Services segment provides system design, deployment, integration, monitoring and support services for enterprise networks. Enterprise networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire alarm. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine electronic security and building automation systems with fixed or wireless connectivity solutions.  We aim to meet the needs of any business enterprise by understanding the needs of the particular entity, sifting through the multiple solutions and complex technologies available in the marketplace and designing, deploying, managing and maintaining a cost-effective and integrated solution that is capable of evolving as the needs of the client change with time.  Our target markets are healthcare, education, government and correctional facilities as well as commercial and industrial enterprises. Our commitment to these markets and our proven ability to provide feature-rich, cost-effective solutions has allowed us to become one of the larger independent integrators for these types of systems.

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

Our Enterprise Network Services segment also leverages our certified wireless specialists and registered communications network designers to customize wired and wireless solutions that meet the requirements of even the most sophisticated customer. A typical enterprise campus environment not only has a large number of sub-systems but also a large number of users with different and varying needs, and we are able to use both wireless and wired technologies to create a network that meets the complex requirements of our customers. For those clients who also demand the integration of licensed band wireless systems (such as cellular and PCS) within the enterprise network, we are uniquely equipped and qualified to meet these deployment challenges both independently and through leveraging the skill sets of our Wireless Network Services segment.

Government Network Services Segment

In January 2004, with the acquisition of High Technology Solutions, Inc. (HTS), we created our Government Network Services segment which provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies.  We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development.

Our Government Network Services segment serves the federal information technology services market, which includes the design, development, deployment, integration and management of communications and information networks.  According to INPUT, a government market research firm, this market is currently in excess of $60 billion annually and includes not only spending by the Department of Defense (DoD) but also by federal civilian agencies.  More importantly for us, preliminary estimates by INPUT show wireless-related spending in as much as $43 billion worth of government information technology contracts, and industry experts expect the market for wireless related spending to grow even faster than the overall government information technology market.

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

Our Government Network Services segment was created to leverage our core competencies in skills that are currently in great demand — wireless radio frequency engineering, Internet protocol engineering, network management, project management, and physical and electronic security systems integration — to capitalize on the numerous contracting opportunities available to outside service providers.

Our Government Network Services segment also focuses on the homeland security market with products and services aimed at helping first responders to emergency situations.  In addition, as physical security and electronic or information security continue to converge, our Government Network Services segment plans to utilize the systems integration expertise that has been developed within the Enterprise Network Services segment to offer complete security solutions to WFI’s government customers.

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

Customers

We are an independent provider of outsourced communications and security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government, and enterprise customers. We also provide services to satellite service providers and wireless tower companies. A representative list of our customers in our wireless business during 2003 includes (in alphabetical order) AT&T Wireless, Cingular, Sprint, T-Mobile, Telcel, Telefonica, Verizon and Vodafone equipment vendors such as Ericsson, Nortel and Siemens.  In our Enterprise Network Services segment, our customers include Coca Cola, Westfield Shopping Towns, Port of Texas, iPass and General Electric.  Customers in our Government Network Services segment include the U.S. Air Force, U.S. Navy, Missile Defense Agency and the Department of Homeland Security.

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

Competition in the Enterprise Network Services segment includes Siemens Building Technology, Johnson Controls, Ingersoll Rand and Convergent.

Competition in the Government Network Services segment includes Northrop Gruman, SAIC, Anteon International, ITT Industries, Inc., General Dynamics and Computer Sciences Corporation.

We believe that the principal competitive factors in our business include the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise, industry experience and competitive pricing. In addition, our technology independence and technical expertise in new and evolving technologies has become increasingly important. We believe that the ability to integrate these technologies, as well as equipment from multiple vendors, gives us a competitive advantage as we can offer the best technology and equipment to meet a customer’s needs. We believe our ability to compete also depends on a number of additional factors including:

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

The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States (U.S.) and internationally. In recent years, however, many telecommunications carriers have re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and a general economic slowdown in the United States and internationally.  That trend has only recently begun to change as several large carriers in the U.S. and Latin America have started to once again focus on network expansion.  If the rate of growth slows or carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

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

We anticipate that a material portion of our future revenues will come from our Government Network Services segment.  Our revenues and cash flows from our Government Network Services segment may decline if a significant number of our government contracts are delayed or cancelled due to cutbacks in defense, homeland security or other federal agency budgets or for other reasons.  In addition, our failure to successfully compete for and retain such government contracts could have an adverse effect on our revenues and cash flows.  We cannot guarantee that we, or if we are a subcontractor that the prime contractor, will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

We anticipate that our Government Network Services segment will also be sensitive to changes in national and international defense and budget priorities.  Demand for our services may decline if conflicts in the Middle East and other high risk areas subside, or if U.S. defense budget appropriations are reduced.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the year ended December 31, 2003, we had one customer which comprised 24% of our revenues and our five largest customers accounted for approximately 48% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the year ended December 31, 2003, international operations accounted for approximately 21% of our total revenues.  Our international business operations are subject to a number of material risks, including, but not limited to:

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

As of December 31, 2003, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 35% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Chairman and Chief Executive Officer, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 25% is beneficially owned by certain of our other officers and directors and their affiliates. In addition, other members of the Tayebi family owned, incrementally and in the aggregate, approximately 19% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, or stockholders could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes or on terms favorable to us.

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

Item 3.    Legal Proceedings

Refer to Note 15 of our audited consolidated financial statements..

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

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are incorporated in Item 7 or included elsewhere in this Annual Report on Form 10–K/A.

	Year Ended December 31,
	(All amounts except per share data in millions)
	1999	2000 (1)	2001 (1)	2002 (1)	2003 (1)
		(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statements of Operations Financial Data:
Revenues	$92.7	$248.1	$197.4	$192.1	$261.0
Gross profit	$38.4	$107.4	$54.2	$45.2	$70.2
Operating income (loss)	$17.6	$42.3	$(80.1)	$(48.8)	$7.9
Provision (benefit) for income taxes	$7.2	$19.9	$(18.0)	$10.1	$(0.3)
Net income (loss)	$9.6	$22.5	$(69.8)	$(73.8)	$9.5
Net income (loss) per share
Basic	$0.33	$0.54	$(1.52)	$(1.53)	$0.18
Diluted	$0.27	$0.45	$(1.52)	$(1.53)	$0.13

Weighted average shares:
Basic	29.1	41.8	45.9	48.1	53.4
Diluted	35.2	50.5	45.9	48.1	73.3

	As of December 31,
	(All amounts in millions)
	1999	2000 (1)	2001 (1)	2002 (1)	2003 (1)
		(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$34.3	$18.5	$61.1	$99.1	$86.6
Short-term investments	—	—	—	—	$27.6
Working capital	$91.4	$93.6	$85.2	$118.4	$146.4
Total assets	$134.4	$292.5	$264.9	$217.0	$278.8
Total debt	$2.7	$37.7	$42.1	$2.9	$0.7
Total stockholders’ equity	$101.4	$189.3	$178.5	$153.7	$205.3

(1)   The selected financial data for 2000, 2001, 2002, and 2003 has been restated to reflect the effect of the Company’s restatement as discussed in Note 1(b), “Restatement of prior period Financial Statements”, to the accompanying consolidated financial statements.

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

•       Our effective tax rate for the year ended December 31, 2003 was 3% and is expected to increase during 2004 as a result of expected incremental profitability.  The annual and interim period effective tax rate(s) for 2004 may be lower than the statutory rates if we realize certain tax benefits as a result of exceeding projected operating results determined as of December 31, 2003.  Furthermore, the 2004 effective tax rate for annual and interim reporting periods could be impacted if we achieve the favorable resolution of certain tax items that are reserved for at December 31, 2003.  Finally, during 2004, if we are impacted by a change in the valuation allowance as of December 31, 2003 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2004, such effect will be recognized in the interim period in which the change occurs.

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

•       In January 2004, with the acquisition of High Technology Solutions, Inc. (HTS), we created our government network services segment which primarily provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to federal government agencies.  We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development.  Our goal is to build and expand our customer relationships within the Departments of Defense and Homeland Security in order to take advantage of the significant opportunities for companies with substantial expertise in wireless technology.

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

Restatement of Financial Statements

The Company has restated its consolidated financial statements for the fiscal years ended December 31, 2001, 2002, and 2003 as discussed in Note 1 in the accompanying consolidated financial statements.  The following management’s discussion and analysis takes into account the effects of the restatements.

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

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1 (“SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 66% of our revenues for the year ended December 31, 2003. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.  The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted.  As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Allowance for (reversal of allowance for) doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing risk of collectibility. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.  For in depth discussion regarding transactions during the reporting period, refer to Results of Operations and Note 3 to our consolidated financial statements. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $48.2 million as of December 31, 2003.  As a result of our acquisition of HTS in the first quarter of 2004, the total amount of our net intangible assets, long-lived assets and goodwill will increase materially; however, as of the date of the Company's original filed Annual Report on Form 10-K, we have not yet completed the purchase price allocation related to the HTS acquisition.

On January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142 became effective and as a result, we ceased amortization of all goodwill and indefinite lived intangible assets. Through December 31, 2001, goodwill was amortized on a straight-line basis over lives ranging from 5 to 20 years, and intangibles were amortized on a straight-line basis over lives ranging from 2 to 5 years. In lieu of amortization, we were required to perform an initial impairment review of our goodwill and intangible assets with indefinite lives in 2002 and, at a minimum, an annual impairment review thereafter unless specific evidence identified as a triggering event would warrant an accelerated review. The first step of the goodwill impairment test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit were determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. The estimated fair values exceeded the carrying values for each reporting unit, except for one reporting unit in our design and deployment segment which had indications requiring measurement of impairment. Consequently, a $16.1 million charge was recorded as of January 1, 2002 as a cumulative effect of a change in accounting principle.

During the fourth quarters of 2002 and 2003, we documented and consistently measured the carrying value of all related goodwill, finite and indefinite life intangible assets in accordance with SFAS No. 142.  Upon completion of step one of the annual impairment tests, no indication of impairment was present at the evaluation dates, December 31, 2002 and 2003.

Accounting for income taxes and tax contingencies. As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheet. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered and, therefore realized from future taxable income and to the extent we believe that recovery is not probable, a valuation allowance is established to mitigate such risk resulting in an additional related provision for income taxes during the period. If we are required to further increase the valuation allowance in the future, it could have an adverse impact on our results of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred.  Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases.  If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. We have recorded a valuation allowance of $30.4 million as of December 31, 2003, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of certain net operating losses, carryforward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of valuation allowance is based on our current estimates of combined future adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Net deferred tax assets as of December 31, 2003 were $14.1 million, which is comprised of deferred tax assets of $54.1 million, a current valuation allowance of $30.4 million and a deferred tax liability of $9.6 million.  Given our historical cumulative loss position and pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” limited consideration is given to future taxable income in evaluating the recoverability of our deferred tax assets and the corresponding valuation allowance placed on these assets. Based on this, management believes the valuation allowance recorded at December 31, 2003 is properly stated.  However, if positive evidence of future taxable income is generated over a sufficient period of time, consideration will be given to a reduction of our valuation allowance.

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

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such contingent liabilities are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  As of December 31, 2003, a contingent consideration accrual related to these arrangements totaling $3.8 million was recorded on our consolidated balance sheet and was paid to the selling shareholders during the first quarter of fiscal 2004.  Assuming the acquired entities reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance accrued as of December 31, 2003, would approximate a cumulative total of $11.9 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on 2003 performance, the aggregate future contingent payments could range from $29.2 to $31.0 million inclusive of the amounts accrued as of December 31, 2003 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.  See “Liquidity and Capital Resources” and Note 1 to our consolidated financial statements for estimated range of contingent payments by year.

Results of Operations

Comparison of Results for the Year Ended December 31, 2002 to the Year Ended December 31, 2003

Revenues. Revenues increased 36% from $192.1 million for the year ended December 31, 2002 to $261.0 million for the year ended December 31, 2003. The $68.9 million increase was primarily attributable to an increase in domestic revenues of $49.8 million and an increase in international revenues of $19.1 million. Our Enterprise Solutions segment generated incremental revenues from acquisitions totaling $40.0 million during the year ended December 31, 2003.  The remaining increase totaling $1.1 million from our Enterprise Solutions segment was generated from organic business growth in our WiFi technology operations. Our Latin America operations experienced significant improvement of $13.8 million from the prior year due primarily to certain significant contracts that were awarded during the third quarter of 2003 and are expected to continue throughout a significant part of 2004.  Revenue in our EMEA operations also increased by $5.3 million between periods.  The overall increase is primarily attributed to increased capital expenditures by carriers to expand and improve their wireless networks due to customer demands for improved network coverage, quality and capacity due to continued subscriber and minute growth, and increased data usage. Finally, we recognized gross revenues under contract management agreements of approximately $16.8 million and $16.5 million during the year ended December 31, 2002 and 2003, respectively, pursuant to the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Revenues by operating segment for the years ended December 31, 2002 and 2003 are as follows (in millions):

	2002	2003	$ change	% change
	(Restated)	(Restated)
Design and deployment	$148.6	$173.4	$24.8	16.7%
Network management	38.3	43.5	5.2	13.6%
Enterprise solutions	—	41.1	41.1	100.0%
Business consulting	5.2	3.0	(2.2)	(42.3)%
Total revenues	$192.1	$261.0	$68.9	35.9%

Revenues generated by geographic segment for the years ended December 31, 2002 and 2003 are as follows (in millions):

	2002	2003	$ change	% change
	(Restated)	(Restated)
United States	$155.4	$205.2	$49.8	32.0%
EMEA	13.7	19.0	5.3	38.7%
Latin America	23.0	36.8	13.8	60.0%
Total revenues	$192.1	$261.0	$68.9	35.9%

As described in the section ”Critical Accounting Principles and Estimates” and in the footnotes to our consolidated financial statements, a significant portion of our revenue is derived from fixed price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

Cost of Revenues. Cost of revenues increased 30% from $146.9 million for the year ended December 31, 2002 to $190.8 million for the year ended December 31, 2003 primarily due to the corresponding increase in total revenues. The increase in cost of revenues during the 2003 period attributable to acquisitions was approximately $29.0 million.  Gross margin during the year ended December 31, 2003 increased slightly from 2002 gross margin of 24% to 27% of total revenues. The overall increase in gross margin percentage is primarily attributable to realized efficiencies on the domestic projects combined with the gross margins of 27%, collectively, that was contributed by our acquired entities during 2003.  This increase is partially offset by lower margins in the Latin American operations and an increasing trend by carriers to request turnkey contracts which generally require us to utilize third-party vendors, thus reducing gross margin.  The lower margins in Latin America were a result of continued competitive pricing pressures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3% from $52.5 million to $54.1 million for the years ended December 31, 2002 and 2003, respectively.  The increase is due to stock based compensation expense of $6.3 million in 2003 as a result of a stock option modification, offset partially by lower personnel related costs attributable to a reduction in the level of underutilized field personnel and significantly lower administrative expenses as a result of various successful cost reduction and cost containment programs.  The decrease due to the personnel reductions is partially offset by selling, general and administrative expenses related to our acquisitions totaling $8.8 million for the year ended December 31, 2003, of which approximately $2.9 million was related to earn-out consideration, required by GAAP to be recorded as compensation expense.  As a percentage of revenues, SG&A decreased from 27% in 2002 to 21% in 2003. The expected ongoing growth in our operations will require additional costs, including costs in order to effectively integrate acquired entities and comply with recent regulations implementing the Sarbanes-Oxley Act of 2002.  We intend to invest appropriate resources to comply with evolving standards, and this investment will likely result in corresponding future increases in general and administrative expenses.  However, as we continue to manage our cost structure and leverage our incremental revenue dollars in 2004, we expect lower selling, general and administrative expenses as a percentage of revenue.

Provision (Credit) for Doubtful Accounts.  Credit for doubtful accounts was $1.2 million for the year ended December 31, 2002 compared to a provision of $0.6 million for the same period in 2003.  The prior year’s credit was related to collections received on a previously reserved receivable.  Based on our ongoing assessment of our trade accounts receivables, management determined that an increase to our allowance for doubtful accounts was required, and as such, recorded an adjustment to the estimated allowance for doubtful accounts during 2003, resulting in the provision of $0.6 million.

Depreciation and Amortization Expense. Depreciation and amortization expense slightly decreased from $7.7 million to $7.5 million for the years ended December 31, 2002 and 2003, respectively.  A decrease is primarily due to the cessation of amortization for certain finite life intangible assets in our EMEA operations (Questus and Telia Contractor business) which were deemed impaired and written off at the end of the first quarter of fiscal 2002 combined with the overall reduction of depreciation associated with assets under capital leases during 2003 was offset by increased amortization of purchased intangibles resulting from the Company’s acquisitions in 2003.

Impairment of Goodwill.  During the year ended 2002, we recorded a $14.6 million impairment of certain goodwill based upon our analysis of the results of operations and projected future cash flows associated with our European operations and specifically, our consulting (Questus) and network management (Telia Contracting) operations.

Other Asset Impairment and Other Charges, Net. During the year ended December 31, 2002, we recorded $20.4 million of asset impairment and other charges compared to $0.1 million during the same period in 2003.  The decrease of $20.3 million is attributed primarily to the following:

•      Asset impairment charge

For the year ended December 31, 2002, asset impairment charges, including related penalties, totaled $7.1 million, compared to $2.2 million for the year ended December 31, 2003. In 2002, we determined that impairment existed based on our analyses of the results of operations and projected future cash flows associated with certain intangible assets and certain office equipment.  Accordingly, we recorded an impairment charge of $7.1 million during the first quarter of 2002.  During the fourth quarter of 2003, we assessed the utilization of certain specialized and technology-dependent field equipment and determined that certain equipment was idle and technologically impaired.  These were primarily older assets which could no longer effectively nor efficiently be utilized on existing or upcoming domestic and international customer contracts.  Due to the nature of this equipment and its dependence on current technology, the salvage value associated with such equipment was deemed to be nominal.  Based on these combined facts and circumstances, management concluded that impairment existed and, therefore, recorded an impairment charge totaling $2.2 million, as part of our Design and Deployment operating segment in the fourth quarter of 2003.

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

Other Income (Expense), Net. Net other income was $1.3 million for both years ended December 31, 2002 and 2003. The decrease in interest expense from 2002 of $1.7 million which was primarily attributable to lower interest expense resulting from the $33.6 million reduction of outstanding debt in the second quarter of 2002 was offset by $1.8 million related to significant negative foreign currency fluctuations experienced during the 2003 period with the Mexican Peso.  Interest income associated with higher cash and short-term investments compared to the previous respective period was minimized due to the effect of lower interest rates during the majority of 2003.

Provision (benefit) for Income Taxes. Our effective income tax rate for the year ended December 31, 2002 represented a 21% income tax expense compared to a 3% income tax benefit for the year ended December 31, 2003. The tax provision of $10.1 million for the year ended December 31, 2002 included an increase to the valuation allowance on deferred tax assets based upon a revision to the projections of future taxable income and inherent risk associated with the expected achievement of consistent long-term profitability which was evaluated on a consolidated and local geographic segment basis.  The increase in the valuation allowance applied to substantially all U.S., state and foreign taxable loss carryforwards and cumulative temporary differences that were accumulated in the prior reporting periods.  During 2003 we realized a 3% income tax benefit as a result of a current year reduction of the related valuation allowance associated with net deferred tax assets.  The reduction in the valuation allowance and associated offset to the normalized tax provision was a direct result of the corresponding tax benefits realized during the year which previously had an associated valuation allowance.

Cumulative Effect of a Change in Accounting Principle.  As discussed in Note 1(b), “Restatement of Prior Period Financial Statements”, to our financial statements, we recorded an impairment charge of $16.1 million, in January 2002 related to our measurement of impairment of the carrying value of the goodwill of a reporting unit within our design and deployment operating segment in accordance with SFAS No. 142.

Comparison of Results for the Year Ended December 31, 2001 to the Year Ended December 31, 2002

Revenues. Revenues decreased $5.3 million, or 3.0% from $197.4 million for the year ended December 31, 2001 to $192.1 million for the year ended December 31, 2002. Our revenues were negatively affected primarily by the lack of significant improvement in the financial markets in general, and specifically within the telecommunications industry, where many of our customers had difficulty obtaining necessary capital resources to fund the expansion of their businesses.  We experienced this particularly in our international operations where revenues declined from $60.7 million in 2001 to $36.7 million in 2002. Revenues from international markets comprised 31% of our total revenues during the year ended December 31, 2001 compared to 19% of our total revenues during the twelve month period ended December 31, 2002.  This $24.0 million decrease in international revenues was partially offset by an overall growth in domestic operations in 2002 that was derived primarily from technology upgrades by certain large wireless carriers. Specifically, domestic revenues increased from $136.7 million in 2001 to $155.4 million in 2002, of which $67.8 million (35% of total revenues in 2002) was derived from revenues recognized under our subcontractor agreement with Bechtel Corporation. Additionally, commencing on October 1, 2001, we increased our level of service to customers under our contract management type agreements whereby we were functioning as the principal rather than the agent with respect to the customer and the vendor, resulting in higher management fees.  As a result, and in accordance with the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we began to record prospectively for certain agreements that met the criteria set forth in EITF 99-19, the gross charges (inclusive of mark-up) in revenues and the corresponding costs payable to the respective vendors in cost of revenue.  During the year ended December 31, 2002, we recognized approximately $16.8 million of gross revenues under these contract management agreements compared to $1.8 million during the year ended December 31, 2001.

Revenues by operating segment for the years ended December 31, 2001 and 2002 are as follows (in millions):

	2001	2002	$ change	% change
	(Restated)	(Restated)
Design and deployment	$149.7	$148.6	$(1.1)	(0.7)%
Network management	40.4	38.3	(2.1)	(5.2)%
Enterprise solutions	—	—	—	—
Business consulting	7.3	5.2	(2.1)	(28.8)%
Total revenues	$197.4	$192.1	$(5.3)	(2.7)%

Revenues generated by geographic segment for the years ended December 31, 2001 and 2002 are as follows (in millions):

	2001	2002	$ change	% change
	(Restated)	(Restated)
United States	$136.7	$155.4	$18.7	13.7%
EMEA	22.5	13.7	(8.8)	(39.1)%
Latin America	38.2	23.0	(15.2)	(39.8)%
Total revenues	$197.4	$192.1	$(5.3)	(2.7)%

Cost of Revenues. Cost of revenues increased from $143.2 million for the year ended December 31, 2001 to $146.9 million for the year ended December 31, 2002. Gross profit was 27% of revenues for the year ended December 31, 2001 compared to 24% for the year ended December 31, 2002. Gross profit as a percentage of revenue was negatively impacted primarily due to certain contracts with negative margins in our Latin America operations as well as continued pricing demands within the wireless telecommunications industry and related accruals associated with pricing concessions. Additionally, gross profit was reduced due to the impact of the prospective change to record contract management costs in cost of revenues, in accordance with EITF 99-19 as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 35% from $81.0 million for the year ended December 31, 2001 to $52.5 million for the year ended December 31, 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 41% for the year ended December 31, 2001 to 27% for the year ended December 31, 2002.  This significant decrease reflects a reduction in staffing levels by 12%, or 175 employees (since December 31, 2001), and significantly lower administrative expenses as a result of various cost reduction and savings initiatives. Additionally, approximately $1.6 million of lease payments have been charged to the accrual for unused office space which has effectively reduced operating lease expense during 2002 as compared to 2001.

Provision for Doubtful Accounts.  Provision for doubtful accounts was $17.2 million for the year ended December 31, 2001 compared to a credit of $1.2 million for the same period in 2002.  The bad debt expense recorded during 2001 was related to receivables from certain customers who filed for bankruptcy in 2001.  The credit recorded in 2002 related primarily to collections received on a receivable balance that had previously been written off in 2001 and deemed uncollectible.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 64% from $21.6 million for the year ended December 31, 2001, to $7.7 million for the year ended December 31, 2002. The decrease is primarily due to our adoption of SFAS No. 142 whereby amortization of goodwill and intangible assets with indefinite lives ceased, effective January 1, 2002.  As a result, goodwill and intangible asset amortization declined from $10.1 million in 2001 to $0 in 2002.  Additionally, the decline in amortization of finite life intangibles in 2002 resulted from an impairment loss recorded in the first quarter of 2002 associated with our EMEA operations (specifically, our Questus and Telia Contracting operations). This impairment loss reduced our recorded goodwill and other intangible assets and had the effect of further reducing future amortization expense by approximately $2.4 million for certain finite-life intangible assets during 2002 that would have continued to be amortized.

Impairment of Goodwill.  During the year ended 2002, we recorded a $14.6 million impairment of certain goodwill based upon our analysis of the results of operations and projected future cash flows associated with our EMEA operations. During the year ended 2001, we recorded a $10.1 million impairment of certain goodwill of our design and deployment and network management businesses.

Asset Impairment and Other Charges, Net. For the year ended December 31, 2001, asset impairment and other charges were $4.4 million, compared to $20.4 million for the year ended December 31, 2002. The increase of $16.0 million is primarily attributed to the following:

•      Asset impairment charge

The impairment charge of $2.8 million in 2001 resulted from visible economic trends in the telecommunications industry that triggered an impairment evaluation of our goodwill and other intangible assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Assets determined to be impaired included contracts and workforce intangibles in our network management segment. The impairment charge of $7.1 million in 2002 was primarily driven by an accelerated decline in revenue during the first quarter of 2002 in the Company’s operations in Europe, the Middle East and Africa (“EMEA”) and specifically, its consulting (Questus) and network management (Telia Contracting) operations. Based on this and other triggering events, and after evaluating the related discounted cash flows in relationship to the segment’s identifiable net assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” it was determined that such cash flows on an discounted basis would be insufficient to cover the net book value of the related identifiable net assets. As a result, the related intangible assets were deemed fully impaired and the Company recognized a charge of $5.3 million representing all indefinite life and finite life intangible assets related to EMEA at March 31, 2002.  The remaining impairment charge of $1.8 million in 2002 related to certain technologically impaired equipment that could no longer accommodate specific project requirements.

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

Net Other Income (Expense). For the year ended December 31, 2001, net other expense was $7.6 Million compared to net other income of $1.3 Million for the year ended December 31, 2002. This positive change of $8.9 Million was primarily attributable to a $4.1 Million asset impairment charge in 2001, related to an investment made by the Company in 2000 in a privately-held technology company, lower interest expense of $1.5 million during 2002 resulting from the paydown of outstanding debt, higher interest income of $0.8 million generated from higher cash balances and $2.0 million of foreign exchange gain recognized during 2002 primarily from the favorable exchange rate fluctuations in the Mexican Peso.

Provision (Benefit) for Income Taxes. Our effective income tax rate for the year ended December 31, 2001 represented a 21% income tax benefit compared to a 21% income tax expense for the year ended December 31, 2002. The tax provision of $10.1 Million for the year ended December 31, 2002 reflects an increase in the valuation allowance on net deferred tax assets based upon an increase of expected risk associated with the recoverability of certain net deferred tax assets resulting from management’s downward revision in projected future taxable income. The increase in the valuation allowance applies to U.S. (federal and state) and foreign taxable loss carryforwards generated in the current period, as well as an additional portion of prior year loss carryforwards and cumulative temporary differences.

Cumulative Effect of a Change in Accounting Principle.  As discussed in Note 1(b), “Restatement of Prior Period Financial Statements”, to our financial statements, we recorded an impairment charge of $16.1 million, in January 2002 related to our measurement of impairment of the carrying value of the goodwill of a reporting unit within our design and deployment operating segment in accordance with SFAS No. 142.

Liquidity and Capital Resources

Working Capital and Cash Flows

Our sources of liquidity include cash and cash equivalents and short-term investments, cash from operations and other external sources of funds. As of December 31, 2003, we had cash and cash equivalents and short-term investments totaling $86.6 Million and $27.6 Million, respectively.

Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, and make selective acquisitions.  Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their goods and services.  Capital expenditures consist primarily of investment in field equipment, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions to conduct our business.  We expect certain additional expenditures for facility improvements in order to meet and comply with regulatory and government security requirements applicable to our Government Network Services segment.

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by operations was $33.0 Million and $8.3 Million for the years ended December 31, 2002 and 2003, respectively.  The decrease between periods of $24.7 Million is primarily due to growth of accounts receivable during the last half of 2003 associated with newly initiated projects in our Latin America operations.  Based on the terms of these contracts (i.e., billing milestones and project timeline) additional resources will be required to procure services and materials to complete the projects.  Our cash payments for such additional resources will not likely coincide with our collection of related accounts receivable balances as a result of the contract terms which will likely cause a negative operating cash flow over the first few months in 2004.  We received the first significant level of cash collections in our Mexican operations from the Telefonica project during the first quarter of fiscal 2004.  Cash collected on our trade accounts receivable balances (excluding amounts collected by the companies we acquired in 2003) were approximately $209.5 million and $228.2 million for the years ended December 31, 2002 and 2003, respectively.  This $18.7 million improvement from prior year is primarily attributed to a positive shift in our customer base and an overall continued growth in domestic revenues associated with large carriers and equipment vendor contracts.  Our top customers have shifted from smaller, emerging market carriers to larger, well-known and more established carriers in the industry.  Additionally, we have implemented more effective collection strategies in our domestic and international operations and have continued to reduce and manage our overall operating expenses through more effective and efficient processes.

The following table depicts the trend in our quarterly consolidated days sales outstanding (DSO):

	2002	2003
	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
DSO – Consolidated	112	112	99	109	107

Cash used in investing activities was $3.7 million and $45.9 million for the years ended December 31, 2002 and 2003, respectively. Investing activities for the year ended December 31, 2002 consisted solely of capital expenditures while 2003 included $7.4 million of capital expenditures, $10.9 million related to net initial consideration paid for acquisitions of three privately-held companies and $37.3 million for purchases of short-term investments, partially offset by $9.7 million of proceeds from the sale of short-term investments.  See also Note 5 to our consolidated financial statements for further discussion of our acquisitions during 2003.

Cash provided by financing activities for the year ended December 31, 2002 was $10.6 million, which consisted primarily of proceeds from issuance of Series B Convertible Preferred Stock totaling $44.9 million, net of issuance costs, and proceeds from the issuance of common stock resulting from exercises of employee stock options and purchases under our Employee Stock Purchase Plan totaling $4.9 million, offset by repayments of our line of credit and corresponding note payable totaling $33.6 million and repayment of capital lease obligations totaling $5.6 million. Cash provided by financing activities was $26.2 million for the year ended December 31, 2003. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $29.4 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, partially offset by the repayment of capital lease obligations and notes payable totaling $3.2 million.

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

Contractual Obligations and Commitments

As discussed in the “Risks Related to Our Business” section of this Annual Report on Form 10-K/A, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the commercial and/or government wireless-related industry sectors deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

In connection with our acquisitions made in 2003, we agreed to make additional payments to sellers contingent upon the acquired entities’ achievement of stated performance milestones.  Pursuant to the stock purchase agreements for our recent acquisitions, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in those stock purchase agreements, for each of the years ending 2003, 2004, 2005 and 2006.  The timing of recognizing the liabilities and associated expenses for future year contingent payments could be accelerated and subject to periodic re-estimation if the continuous employment clauses are rescinded from the earn-out arrangements. The timing of payments of earn-outs would not be impacted by removing such requirements.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.  As of December 31, 2003, we recorded an accrual totaling $3.8 million for contingent consideration related to the achievement of the 2003 annual earnings targets by two of the acquired entities.  We paid this amount to the selling shareholders in the first quarter of 2004.

Assuming the entities acquired in 2003 reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance accrued as of December 31, 2003, would approximate a cumulative total of $11.9 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on 2003 performance, the aggregate future contingent payments could likely range from $29.2 million to $31.0 million inclusive of the amounts accrued as of December 31, 2003 and the amounts earned from the achievement of the minimum base performance targets.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

The following table summarizes management’s estimate of the potential range of future contingent consideration by year:

	(in millions)
	2004		2005		2006		2007		Total
Potential range of future contingent consideration	$8.1-$8.6	*	$9.4-$10.0	*	$10.3-$11.0	*	$1.4-$1.4	*	$29.2-$31.0	*
Potential portion to be recorded as compensation expense**	$3.6-$3.9		$4.1-$4.3		$1.4-$1.5				$9.1-$9.7

  *             Hypothetical range based on estimated annual growth of 15%.

**            Potential expense is assumed to be accrued in the fiscal year earned. The $2.9 million compensation expense in fiscal 2003 is related to payments made in 2004. The timing of recognizing the liabilities and associated expenses for future year contingent payments could be accelerated and subject to periodic re-estimation if the continuous employment clauses are rescinded from the earn-out arrangements.  The timing of cash payments would not be impacted by removing such requirements.

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

Except as disclosed above, we currently have no material cash commitments other than our normal recurring trade payables, and expense accruals which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, future capital expenditures and overall expansion will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry.  Other future cash requirements may include the payment of certain tax contingencies as disclosed in Note 1(s).  We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditures may be required in order to stay competitive and effectively service our customers.

We are focused on preserving and improving cash and our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts. We believe that our cash and cash equivalent balances and short-term investments will be sufficient to satisfy cash requirements for at least the next twelve months based on the current, existing level of operations. Although we cannot accurately anticipate the effect of inflation or foreign currency fluctuation on our operations, we do not believe that inflation or foreign currency fluctuation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

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

Cash and cash equivalents as of December 31, 2003 were $86.6 million and are primarily invested in money market interest bearing accounts. Short-term investments as of December 31, 2003 were $27.6 million, comprised of commercial paper, corporate securities and bonds and U.S. government and agency debt securities.  A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had a $0.1 million effect on net income for the year ended December 31, 2003.  We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2) of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our current management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we and our independent auditors have identified material weaknesses in our internal controls and procedures, as they existed as of December 31, 2003.

In connection with the restatement of our financial statements for the fiscal years 2001, 2002 and 2003, our independent auditors, KPMG LLP, issued a letter to our Audit Committee in which they noted certain matters involving our internal controls and operation that they consider to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants, or AICPA. Reportable conditions are matters coming to the attention of our independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, KPMG has advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.  The material weaknesses reported by our auditors include the following: our control activities in place during the periods impacted by the restatement were insufficient to ensure (i) that various tax exposures were accrued for on a timely basis; (ii) the proper allocation of costs on a particular fixed price contract; (iii) the appropriate classification of changes in estimates of revenues and bad debt expense on various contracts; (iv) that we identified the accounting events associated with the continuation of employee stock options following termination of certain employees; (v) that we identified the risks associated with measuring progress toward completion on a particular turnkey contract; (vi) that the carrying value of a cost method investment was reevaluated in light of changed circumstances at the investee; (vii) that a goodwill impairment charge was identified and recorded in accordance with the adoption of the new accounting standard for goodwill; (viii) that certain earn-out consideration should have been recorded as compensation expense instead of goodwill; and, (ix) that identifiable intangible assets purchased in a business combination should have been allocated amortizable value.

Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the periods covered by the filing of this periodic report, and subject to the information set forth in this Item 9A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were inadequate as of December 31, 2003, as further described in this Item 9A. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described in the applicable following statements. Subsequent to December 31, 2003, and up to the filing date of this Form 10-K/A, we implemented revised control activities to support improved processes under the direction of new financial management. The revised control activities and improved processes include, among other things, expanded supervisory activities and monitoring techniques.

Based on the changes and improvements made since January 1, 2004, our management, including our principal executive officer and principal financial officer (Eric DeMarco became CEO on April 1, 2004 and Deanna Lund became CFO on May 10, 2004), believes that as of the date of this filing, our disclosure controls and procedures were designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities. Furthermore, our management, including our principal executive officer and principal financial officer believe such controls have improved since December 31, 2003 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We currently are designing and implementing a new controls environment to address the deficiencies described above. Our disclosure controls and procedures are not capable of preventing all instances of error or fraud. We also note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, our disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems as we develop them may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management and Audit Committee have dedicated significant resources to assist in assessing the underlying issues giving rise to the restatement and in ensuring proper steps have been and are being taken to improve our control environment. Our management and Audit Committee took these actions in consultation with KPMG. That assessment found and concluded that our finance and accounting personnel had made a number of accounting and arithmetic errors, and that there was no evidence of any fraud, intentional misconduct or concealment on the part of WFI, its officers or its employees. The Audit Committee, however, also concluded that our accounting, financial reporting and the internal control functions needed improvement, including our system of documenting transactions. The Audit Committee found that our management has proactively identified a number of these issues since December 31, 2003 and has already addressed or is appropriately taking steps to address them.

WFI believes that its disclosure controls and procedures have improved due to the scrutiny of such matters by its management and Audit Committee, its external auditors, and other persons we have engaged to assist it in assessing and improving its system of internal controls.  WFI believes that its controls and procedures will continue to improve as it completes the implementation of actions identified.

Based in part upon these changes, the Company’s CEO and CFO believe that as of the filing date of this Annual Report on Form 10-K/A, the Company’s disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Amendment No. 1 on Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. The officer certifications should be read in conjunction this Item 9A with for a more complete understanding of the topics presented.

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

10.36	First Amendment to Amended and Restated Credit Agreement effective July 19, 2001.(4)

10.37	Employment Offer Letter by and between the Company and Brad Weller effective August 16, 1999.(4)

10.38	Executive Change of Control Agreement dated as of May 11, 2001 between the Company and Brad Weller.(4)

10.39	Second Amendment to Amended and Restated Credit Agreement and Limited Waiver dated as of December 31, 2002.(5)

10.40	Technical Services Subcontract Agreement by and between the Company and Bechtel Corporation dated as of February 8, 2002. (6) ‡

10.41	Agreement by and between the Company and Terry M. Ashwill dated as of April 1, 2002. (6)

10.42	Employment Offer Letter by and between the Company and Gregory M. Jacobsen effective August 4, 2002.(7) €

10.43	Executive Employment Agreement by and between the Company and Eric DeMarco effective November 14, 2003. (9)

21.1	List of subsidiaries. (9)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (9)

31.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund. *

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

(9)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 8, 2004 and incorporated herein by reference.

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

(b)           Reports on Form 8–K

The following reports on Form 8–K were filed after September 26, 2003:

On October 30, 2003, we filed a report on Form 8-K to furnish to the SEC our press release regarding our financial results for our fiscal quarter ended September 26, 2003.

On January 5, 2004, we filed a report on Form 8-K to furnish to the SEC our agreement and plan of reorganization to acquire High Technology Solutions, Inc.

On March 19, 2004, we filed a report on Form 8-K/A to furnish to the SEC the audited financial statements as of and for the year ended August 29, 2003 of High Technology Solutions, Inc. and to provide unaudited proforma financial statements as of and for the year ended December 31, 2003.

On April 27, 2004, we filed a report on Form 8-K to furnish to the SEC our press release regarding our financial results for the first quarter of fiscal year 2004.

On August 4, 2004, we filed a report on Form 8-K to furnish to the SEC our press release regarding our financial results for the second quarter of fiscal year 2004 and to announce that the Company intends to restate its financial statements filed on Form 10-K for the years 2000 through 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2004
Wireless Facilities, Inc.

By:	/s/ Eric M. DeMarco
Eric M. DeMarco
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/	Eric M. DeMarco	Chief Executive Officer and President	September 20, 2004
Eric M. DeMarco

/s/	Masood K. Tayebi, Ph.D	Chairman and Director	September 20, 2004
Masood K. Tayebi, Ph.D

/s/	Deanna H. Lund	Senior Vice President, Chief Financial	September 20, 2004
	Deanna H. Lund	Officer and Chief Accounting Officer

/s/	Scott Anderson	Director	September 20, 2004
Scott Anderson

/s/	Bandel Carano	Director	September 20, 2004
Bandel Carano

/s/	Scot Jarvis	Director	September 20, 2004
Scot Jarvis

/s/	William Hoglund	Director	September 20, 2004
William Hoglund

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wireless Facilities, Inc.:

We have audited the accompanying consolidated balance sheets of Wireless Facilities, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement Schedule II for each of the years in the three-year period ended December 31, 2003, when considered in relation to the consolidated basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(h) to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and, accordingly, changed its method of accounting for goodwill in 2002.

As discussed in Note 1(b) to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2001, 2002, and 2003.

/s/ KPMG LLP

San Diego, California

February 13, 2004, except as to the

third paragraph of Note 5, the

fifth paragraph of Note 10(a), and

the third and fourth paragraphs of

Note 17, which are as of March 5, 2004,

and except as to Note 1(b) which is

as of September 17, 2004.

WIRELESS FACILITIES, INC.

Consolidated Balance Sheets

December 31, 2002 and 2003

(in millions, except par value and number of shares)

	2002	2003
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$99.1	$86.6
Short-term investments	—	27.6
Accounts receivable, net	61.9	94.2
Accounts receivable - related party	0.4	0.2
Contract management receivables, net	2.4	1.0
Income taxes receivable	2.8	—
Prepaid expenses	1.6	1.9
Employee loans and advances	0.2	0.1
Other current assets	3.6	4.5
Total current assets	172.0	216.1

Property and equipment, net	13.0	11.3
Goodwill	25.5	31.0
Other intangibles, net	—	1.9
Deferred tax assets, net	2.1	14.1
Investments in unconsolidated affiliates	4.1	4.0
Employee loans and advances, net of current portion	0.1	—
Other assets	0.2	0.4
Total assets	$217.0	$278.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6.1	$12.6
Accrued expenses	31.2	42.3
Accounts payable - related party	0.7	—
Contract management payables	5.6	1.0
Billings in excess of costs on completed contracts	6.4	6.9
Accrual for contingent acquisition consideration	—	3.8
Accrual for unused office space	1.3	1.5
Income taxes payable	—	1.1
Capital lease obligations	2.3	0.5
Total current liabilities	53.6	69.7

Capital lease obligations, net of current portion	0.6	0.2
Accrual for unused office space, net of current portion	7.6	2.0
Other liabilities	1.2	1.3
Total liabilities	63.0	73.2

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized: Series A Convertible Preferred Stock, $.001 par value, 63,637 and 0 shares issued and Outstanding at December 31, 2002 and 2003, respectively (liquidation preference $35.0)	—	—
Series B Convertible Preferred Stock, $.001 par value, 90,000 shares outstanding at December 31, 2002 and 2003 (liquidation preference $45.0)
Common stock, $.001 par value, 195,000,000 shares authorized; 48,842,220 and 62,550,245 shares issued and outstanding at December 31, 2002 and 2003, respectively	—	0.1
Additional paid-in capital	266.6	309.6
Accumulated deficit	(109.9)	(100.4)
Accumulated other comprehensive loss	(3.0)	(4.0)
Total stockholders’ equity	153.7	205.3
Total liabilities and stockholders’ equity	$217.0	$278.8

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Operations

Years ended December 31, 2001, 2002 and 2003

(in millions, except per share amounts)

	2001	2002	2003
	(Restated)	(Restated)	(Restated)

Revenues	$197.4	$192.1	$261.0
Cost of revenues	143.2	146.9	190.8
Gross profit	54.2	45.2	70.2

Selling, general and administrative expenses	81.0	52.5	54.1
Provision (credit) for doubtful accounts	17.2	(1.2)	0.6
Depreciation and amortization	21.6	7.7	7.5
Impairment of goodwill	10.1	14.6	—
Other asset impairment and other charges, net	4.4	20.4	0.1
Operating income (loss)	(80.1)	(48.8)	7.9

Other income (expense):
Interest income (expense), net	(3.1)	(0.8)	0.9
Foreign currency gain	0.2	2.0	0.2
Other, net	(4.7)	0.1	0.2
Total other income (expense)	(7.6)	1.3	1.3

Income (loss) before minority interest in income of subsidiary, income taxes and cumulative effect of change in accounting principle	(87.7)	(47.5)	9.2

Minority interest in income of subsidiary	(0.1)	(0.1)	—
Provision (benefit) for income taxes	(18.0)	10.1	(0.3)
Income (loss) before cumulative effect of change in accounting principle	(69.8)	(57.7)	9.5
Cumulative effect of change in accounting principle (Note 2b)	—	(16.1)	—
Net income (loss)	$(69.8)	$(73.8)	$9.5

Net income (loss) per share before cumulative effect of change in accounting principle
Basic	$(1.52)	$(1.20)	$0.18
Diluted	$(1.52)	$(1.20)	$0.13

Cumulative effect of change in accounting principle, per share
Basic	—	$(0.33)	—
Diluted	—	$(0.33)	—

Net income (loss), per share
Basic	$(1.52)	$(1.53)	$0.18
Diluted	$(1.52)	$(1.53)	$0.13

Weighted average common shares outstanding:
Basic	45.9	48.1	53.4
Diluted	45.9	48.1	73.3

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2001, 2002 and 2003

(in millions)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	(Loss)	Total
Balance, December 31, 2000 (as previously reported)	—	—	43.3	$—	$156.9	$43.0	$(1.3)		$198.6
Restatement adjustments	—	—	—	—	—	(9.3)	—		(9.3)
Balance, December 31, 2000 (as restated)	—	—	43.3	—	156.9	33.7	(1.3)		189.3
Issuance of Series A convertible preferred stock	0.1	—	—	—	34.9	—	—		34.9
Issuance of common stock for exercise of stock options	—	—	0.7	—	2.7	—	—		2.7
Issuance of common stock under employee stock purchase plan	—	—	0.3	—	1.7	—	—		1.7
Issuance of common stock in connection with acquisitions	—	—	2.0	—	16.0	—	—		16.0
Issuance of common stock for exercise of warrants	—	—	0.9	—	1.4	—	—		1.4
Employee stock compensation	—	—	—	—	0.1	—	—		0.1
Employee note receivable	—	—	—	—	(0.4)	—	—		(0.4)
Tax benefit from exercise of stock options	—	—	—	—	1.5	—	—		1.5
Net loss (as restated)	—	—	—	—	—	(69.8)	—	(69.8)	(69.8)
Foreign currency translation gain	—	—	—	—	—	—	0.1	0.1	0.1
Net realized investment loss	—	—	—	—	—	—	1.0	1.0	1.0
Total comprehensive loss	—	—	—	—	—	—	—	(68.7)
Balance, December 31, 2001 (as restated)	0.1	—	47.2	—	214.8	(36.1)	(0.2)		178.5
Issuance of Series B convertible preferred stock	0.1	—	—	—	44.9	—	—		44.9
Issuance of common stock for exercise of stock options	—	—	1.1	—	4.1	—	—		4.1
Issuance of common stock under employee stock purchase plan	—	—	0.5	—	2.8	—	—		2.8
Net loss (as restated)	—	—	—	—	—	(73.8)	—	(73.8)	(73.8)
Foreign currency translation loss	—	—	—	—	—	—	(2.8)	(2.8)	(2.8)
Net realized investment loss	—	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(76.6)
Balance, December 31, 2002 (as restated)	0.2	—	48.8	—	266.6	(109.9)	(3.0)		153.7
Conversion of Series A convertible preferred stock	(0.1)	—	7.0	—	—	—	—		—
Issuance of common stock for exercise of stock options	—	—	6.4	0.1	27.8	—	—		27.9
Issuance of common stock under employee stock purchase plans	—	—	0.4	—	1.5	—	—		1.5
Employee stock compensation	—	—	—	—	6.3	—	—		6.3
Employee note receivable	—	—	—	—	0.1	—	—	—	0.1
Tax benefit from exercise of stock options	—	—	—	—	7.3	—	—		7.3
Net income (as restated)	—	—	—	—	—	9.5	—	9.5	9.5
Unrealized gain(loss) on investments	—	—	—	—	—	—	—	—	—
Foreign currency translation (loss) gain	—	—	—	—	—	—	(1.0)	(1.0)	(1.0)
Total comprehensive income	—	—	—	—	—	—	—	8.5
Balance, December 31, 2003 (as restated)	0.1	$—	62.6	$0.1	$309.6	$(100.4)	$(4.0)		$205.3

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2002 and 2003

(in millions)

	2001	2002	2003
	(Restated)	(Restated)	(Restated)
Operating activities:
Net income (loss)	$(69.8)	$(73.8)	$9.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22.5	9.4	9.6
Provision (credit) for doubtful accounts	17.2	(1.2)	0.6
Asset impairment charges	12.9	37.2	2.2
Provision for (benefit from) deferred income taxes	(18.0)	11.6	(0.3)
Equity loss in unconsolidated affiliates	4.0	0.2	0.1
Tax benefit from stock options	1.5	—	7.3
Stock compensation	0.1	—	6.3
Realized loss on investment	1.0	—	—
Other	0.2	0.6	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16.8	15.1	(23.9)
Accounts receivable – related party	(0.2)	(0.2)	0.3
Contract management receivables	14.9	3.5	1.4
Income taxes receivable	9.9	0.1	(8.9)
Prepaid expenses	0.1	2.0	(0.1)
Deferred tax asset	(4.2)	—	(1.5)
Other assets	(8.1)	12.7	—
Accounts payable	12.1	(1.9)	5.8
Accrued expenses	(0.3)	6.8	6.4
Accrual for contingent acquisition consideration	—	—	3.8
Accounts payable – related party	(7.0)	(1.5)	(0.5)
Contract management payables	(5.0)	1.4	(4.6)
Billings in excess of costs on completed contracts	1.1	4.4	(1.6)
Accrual for unused office space	—	7.6	(5.4)
Other liabilities	3.5	(1.0)	1.7
Net cash provided by operating activities	5.2	33.0	8.3

Investing activities:
Purchase of short-term investments	—	—	(37.3)
Sale/maturity of short-term investments	—	—	9.7
Cash paid for acquisitions, net of cash acquired	—	—	(10.9)
Capital expenditures	(5.0)	(3.7)	(7.4)
Net cash used in investing activities	(5.0)	(3.7)	(45.9)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	34.9	44.9	—
Proceeds from issuance of common stock	5.8	4.9	29.4
Net borrowings (repayment) under line of credit	8.1	(33.0)	—
Repayment of capital lease obligations	(4.8)	(5.6)	(2.5)
Repayment of notes payable	(1.7)	(0.6)	(0.7)
Net cash provided by financing activities	42.3	10.6	26.2
Effect of exchange rate on cash	0.1	(1.9)	(1.1)
Net increase (decrease) in cash and cash equivalents	42.6	38.0	(12.5)
Cash and cash equivalents at beginning of year	18.5	61.1	99.1
Cash and cash equivalents at end of year	$61.1	$99.1	$86.6

See accompanying notes to consolidated financial statements.

(Continued)

	2001	2002	2003
	(Restated)	(Restated)	(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3.9	$1.4	$0.4
Net cash (paid) refunded during the year for income taxes	$(10.3)	$0.8	$0.5

Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$—	$—	$20.1
Cash paid for acquisitions	—	—	(11.7)
Liabilities assumed in acquisitions	$—	$—	$8.4

Common stock issued pursuant to Employee Stock Option Plan	$1.7	$2.8	$1.5
Common stock issued for earn-out provision in acquisition	$16.0	—	—
Property and equipment acquired under capital leases	$2.8	—	—
Reduction of accounts receivable in exchange for notes receivable	$1.4	—	—
Note receivable issued for sale of equipment	$1.0	—	—
Reduction of note receivable in exchange for equipment returned	$0.6	—	—
Decrease in fair value of investment securities available for sale	$(0.1)	—	—

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

(b)  Restatement of Prior Period Financial Statements

The Company recently determined that its previously filed financial statements for 2001, 2002 and 2003 required restatements.  The following discussion describes the nature and impact of the restatement items on the relevant financial statement captions.  The primary reason for the restatement was a recent determination that the Company’s balance sheet did not properly reflect certain accruals which pertain primarily to foreign tax contingencies, and to a lesser degree, certain domestic sales and use tax contingencies.  Accordingly, the Company has restated its previously filed financial statements for the fiscal years, 2001, 2002 and 2003 in the accompanying financial statements which reflect the appropriate accounting treatment for the tax related contingencies. (See items A. and B. in the table below.)

Additionally, as part of the restatement process, two other types of adjustments have also been recorded.  The first type of adjustment pertains to various items that had been previously identified in each of these prior periods, but were not recorded in the preceding periods because they were immaterial.  Certain of these previously unrecorded adjustments became material after they were subsequently impacted or refined by the restatement items.  These adjustments have also been reflected in the accompanying restated financial statements.  These adjustments related to a variety of topics including period cut-off errors, reclassifications, reconciling differences that impacted asset and liability carrying values, and the timing of revenue recognition. (See item C. in the table below.)

The second type of adjustment pertains to the correction of the accounting for certain other prior year transactions.  Each of these adjustments is described below.

•                  A correction was necessary to adjust improper cost classifications between two particular contracts for the same customer that changed the percentage of completion computation on a fixed price contract and the cost incurred on a time and expense contract, all of which required the Company to record revenue and profit reductions in 2003. Additionally, duplicate billing errors were corrected on this contract at the end of 2002 and 2003. (See item D. in the table below.)

•                  A correction was necessary to recognize adjustments to properly record the write-off or establishment of allowances of accounts receivable balances as a reduction to revenue rather than an increase to bad debt expense. Accordingly, any subsequent reductions to these previously established allowances were adjusted as an increase to revenue rather than as a reduction to bad debt expense.  There was no impact to net income (loss) for these reclassifications. (See item E. in the table below.)

•                  A correction was necessary to recognize an other than temporary impairment of the carrying value of an investment in a privately-held wireless network planning and deployment company.  The impairment was based upon a variety of factors including the capital raised in the investee’s financing transaction in a year subsequent to the Company’s investment, which indicated that the value of the Company’s investment had significantly declined and should have been recorded as an impairment at the time of that financing. (See item F. in the table below.)

•                  A correction was necessary to recognize compensation expense related to the stock options granted to certain employees that had a change in employment status.  This change resulted in a modification to existing stock option grants and remeasurement of stock-based compensation expense using the intrinsic value method. The adjustment is reflected as an increase to SG&A expense. (See item G. in the table below.)

•                  A correction was necessary to adjust revenue recognition on a particular fixed price contract in which the measurement of progress toward completion had insufficient documentation or objective evidence in the prior years to support the estimated percentage of completion related to units of work performed as of December 31, 2000.  The application of the unsupported percentage to the contract value resulted in the over recognition of revenue in 2000, 2001 and 2003 and the under recognition of revenue in 2002.  The correction was made to record the revenue earned on this contract based upon the units of delivery method which represents the measurement of progress toward completion using actual results.  The cumulative impact of these revenue adjustments over these years was zero, effectively reflecting timing adjustments between each year. (See item H. in the table below.)

•                  A correction was necessary to recognize the value of purchased identifiable intangible assets in the acquisitions that were made in 2003.  Accordingly, the Company has made a reclassification from goodwill to other intangible assets for the value of these purchased intangibles.  In addition, the Company has recorded the amortization expense related to these intangible assets as an increase to operating expense. (See item I. in the table below.)

•                  A correction was necessary to record an impairment charge as of January 1, 2002 of the carrying value of the goodwill of a reporting unit in the design and deployment segment in accordance with the transition rules pertaining to the adoption of SFAS No. 142.  This charge was identified as a result of the Company’s review of its original impairment analysis prepared in 2002 in accordance with SFAS No. 142, for which erroneous assumptions and calculation errors were discovered.  This adjustment has been reflected as a cumulative effect of a change in accounting principle as this adjustment was a result of the adoption of SFAS No. 142. (See item J. in the table below.)

•                  A correction was necessary to properly reflect certain earn-out consideration amounts for its acquisitions made in 2003 within its Enterprise Network Solutions segment.  The adjustments resulted in a reduction to purchase consideration, or goodwill, and increases to expense.  These adjustments were a result of certain clauses that required continuous employment as a condition of receiving earn-out consideration.  The terms and conditions and economic structure of these acquisitions have not changed. (See item K. in the table below.)

The effect of this restatement resulted in an adjustment to opening accumulated deficit of $9.3 million as of January 1, 2001.

The adjustments recorded for fiscal 2000 have been reflected in the Selected Financial Data table (see Item 6 Selected Financial Data), as well as in the beginning balance sheet data for fiscal 2001 contained in the Statement of Stockholders’ Equity.

As a result of the various adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 1(e), Note 1(i), Note 1(l), Note 1(t), Note 2, Note 3(c), Note 4, Note 5, Note 6, Note 9, Note 10 (b), Note 12, Note 13, Note 14 and Note 16.

A summary of the adjustments impacting net income (loss) for each of the fiscal years ended December 31, is as follows (in millions):

	2001	2002	2003

A. Foreign tax contingencies	$(2.8)	$(5.0)	$(1.4)
B. Domestic sales and use tax contingencies	(0.7)	(0.3)	(0.2)
C. Prior year unrecorded adjustments	(3.7)	3.7	(0.5)
D. Cost misclassifications and duplicate billings on a particular contract	—	(0.1)	(1.4)
E. Reclassifications of bad debt write-off and allowances to revenues	—	—	—
F. Impairment of cost method investment	(4.1)	—	—
G. Stock-based compensation expense	(0.1)	—	(5.6)
H. Adjust measurement of progress toward completion	(1.7)	7.9	(1.2)
I. Reclassification of purchased intangibles and related amortization expense	—	—	(0.8)
J. Impairment of goodwill	—	(16.1)	—
K. Record contingent earn-out as compensation expense	—	—	(2.9)
L. Tax benefit related to adjusting entries	3.4	—	—
Total impact to net income (loss)	$(9.7)	$(9.9)	$(14.0)

The following tables (in millions) show the impact of the restatements on the relevant captions from the Company’s financial statements as of and for the years ended December 31, 2001, 2002, and 2003. These tables contain only the changed balances and do not represent the complete balance sheets and statements of operations.

WIRELESS FACILITIES, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2001, 2002 and 2003

	2001 (As Previously Reported)	Adjustments	Adjustments Description	2001 (As Restated)

Revenues	$207.2	$(9.8)	C E H	$197.4
Cost of revenues	141.0	2.2	A – C, H	143.2
Gross profit	66.2	(12.0)	A – C, E H	54.2
Selling, general and administrative expenses	80.3	0.7	A C G	81.0
Provision for doubtful accounts	21.3	(4.1)	E	17.2
Operating income (loss)	(71.5)	(8.6)	A – C, G H	(80.1)
Other, net	(0.6)	(4.1)	F	(4.7)
Income (loss) before minority interest in income of subsidiary and income taxes	(75.0)	(12.7)	A – C, F – H	(87.7)
Provision (benefit) for income taxes	(15.0)	(3.0)	C L	(18.0)
Net income (loss)	$(60.1)	$(9.7)	A – C, F – H, L	$(69.8)

Net income (loss) per share
Basic	$(1.31)	$(0.21)		$(1.52)
Diluted	$(1.31)	$(0.21)		$(1.52)

Weighted average common shares outstanding:
Basic	45.9			45.9
Diluted	45.9			45.9

There was no change to the subtotals for cash flows from operations, investing and financing activities in the Statement of Cash Flows for the year ended December 31, 2001.

	2002 (As Previously Reported)	Adjustments	Adjustments Description	2002 (As Restated)

Accounts receivable, net	$60.5	$1.4	C D H	$61.9
Income taxes receivable	3.1	(0.3)	C	2.8
Other current assets	3.5	0.1	G	3.6
Total current assets	170.8	1.2	C D G H	172.0
Goodwill	41.6	(16.1)	J	25.5
Deferred tax assets, net	—	2.1	L	2.1
Investment in unconsolidated affiliates	8.2	(4.1)	F	4.1
Employee loans and advances, net of current portion	0.5	(0.4)	G	0.1
Total assets	$234.3	$(17.3)	C D F G H J L	$217.0
Accrued expenses	17.2	14.0	A – C	31.2
Accrual for unused office space	1.8	(0.5)	C	1.3
Total current liabilities	40.1	13.5	A – C	53.6
Deferred tax liabilities, net	1.6	(1.6)	L	—
Total liabilities	$51.1	$11.9	A – C, L	$63.0
Additional paid-in capital	266.9	(0.3)	G	266.6
Accumulated deficit	(81.0)	(28.9)	A – D, F – H, JL	(109.9)
Total stockholders’ equity	182.9	(29.2)	A – D, F – H, JL	153.7
Total liabilities and stockholders’ equity	$234.3	$(17.3)	A – D, F – H, J L	$217.0

Revenues	187.0	5.1	C – E, H	192.1
Cost of revenues	138.7	8.2	A – C	146.9
Gross profit	48.3	(3.1)	A – E, H	45.2
Selling, general and administrative expenses	52.3	0.2	A C	52.5
Provision (credit) for doubtful accounts	7.9	(9.1)	E	(1.2)
Depreciation and amortization	7.8	(0.1)	C	7.7
Operating income (loss)	(54.7)	5.9	A – D, H	(48.8)
Other, net	(0.2)	0.3	C	0.1
Total other income (expense)	1.0	0.3	A – D, H	1.3
Income (loss) before minority interest in income of subsidiary, income taxes and cumulative effect of change in accounting principle	(53.7)	6.2	A – D, H	(47.5)
Net income (loss) before cumulative effect of change in accounting principle	(63.9)	6.2	A – D, H	(57.7)
Cumulative effect of change in accounting principle	—	(16.1)	J	(16.1)
Net income (loss)	$(63.9)	$(9.9)	A – D, H J	$(73.8)

Net income (loss) per share before cumulative effect of change in accounting principle
Basic	$(1.33)	$0.13		$(1.20)
Diluted	$(1.33)	$0.13		$(1.20)

Cumulative effect of change in accounting principle, per share
Basic	—	(0.33)		$(0.33)
Diluted	—	(0.33)		$(0.33)

Net income (loss), per share
Basic	$(1.33)	$(0.20)		$(1.53)
Diluted	$(1.33)	$(0.20)		$(1.53)

Weighted average common shares outstanding:
Basic	48.1			48.1
Diluted	48.1			48.1

There was no impact to the subtotals for cash flows from operations, investing and financing activities in the Statement of Cash Flows for the year ended December 31, 2002.

	2003 (As Previously Reported)	Adjustments	Adjustments Description	2003 (As Restated)

Cash and cash equivalents	$89.6	(3.0)	C	$86.6
Short-term investments	24.6	3.0	C	27.6
Accounts receivable, net	95.8	(1.6)	D H	94.2
Employee loans and advances	0.4	(0.3)	G	0.1
Total current assets	218.0	(1.9)	C D G H	216.1
Goodwill	51.1	(20.1)	I – K	31.0
Other intangibles, net	0.5	1.4	I	1.9
Deferred tax assets, net	11.5	2.6	L	14.1
Investments in unconsolidated affiliates	8.1	(4.1)	F	4.0
Total assets	$300.9	(22.1)	C D, F – L	$278.8
Accrued expenses	27.6	14.7	A – C	42.3
Income taxes payable	1.2	(0.1)	L	1.1
Total current liabilities	55.1	14.6	A – C, L	69.7
Total liabilities	$58.6	14.6	A – C, L	$73.2
Additional paid in capital	303.4	6.2	G	309.6
Accumulated deficit	(57.5)	(42.9)	A – D, F – L	(100.4)
Total stockholders’ equity	242.0	(36.7)	A – D, F – L	205.3
Total liabilities and stockholders’ equity	$300.9	(22.1)	A – D, F – L	$278.8

Revenues	262.2	(1.2)	C – E, H	261.0
Cost of revenues	190.9	(0.1)	A – C	190.8
Gross profit	71.3	(1.1)	A – E, H	70.2
Selling, general and administrative expenses	45.6	8.5	A C G K	54.1
Provision (credit) for doubtful accounts	(3.3)	3.9	E	0.6
Depreciation and amortization	6.7	0.8	I	7.5
Operating income (loss)	22.2	(14.3)	A – D, G – I, K	7.9
Income (loss) before minority interest in income of subsidiary and income taxes	23.5	(14.3)	A – D, G – I, K	9.2
Provision (benefit) for income taxes	—	(0.3)	C	(0.3)
Net income (loss)	$23.5	$(14.0)	A – D, G – I, K	$9.5

Net income (loss) per share
Basic	$0.44	(0.26)		$0.18
Diluted	$0.32	(0.19)		$0.13

Weighted average common shares outstanding:
Basic	53.4			53.4
Diluted	73.3			73.3

Cash Flow Data
Net cash provided by operating activities as previously reported				$8.2
Change in accrued liabilities				0.1
Net cash provided by operating activities as restated				$8.3

Net cash used in investing activities as previously reported				$(42.9)
Change in purchase of short term investments				(3.0)
Net cash used in investing activities as restated				$(45.9)

Net cash provided by financing activities as previously reported				$26.3
Change in proceeds from stock options				(0.1)
Net cash provided by financing activities as restated				$26.2

(c)  Principles of Consolidation

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

(d)  Fiscal Calendar

We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. The fiscal periods presented in this Annual Report on Form 10-K/A are comparable.  For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2003 fiscal year ended on December 26, 2003, but we present our 2003 fiscal year as ending on December 31, 2003.

(e)  Cash Equivalents (as Restated)

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

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

	December 31, 2003
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$75.1	$75.1
Commercial paper	4.0	4.0
Corporate securities	7.5	7.5
Cash and cash equivalents	86.6	86.6

Short-term investments:
Corporate notes and bonds	13.7	13.7
U.S. government and agency securities	13.9	13.9
Short-term investments	27.6	27.6

Cash and cash equivalents and short-term investments	$114.2	$114.2

Debt securities recorded at fair value, maturing:
Within one year		$19.6
After one year through five years		19.5
Debt securities recorded at fair value		$39.1

The Company had no short-term investments during 2002 or at December 31, 2002.  Net unrealized gain or loss on short-term investments, which is included as a component of stockholders’ equity, was immaterial at December 31, 2003.  Realized gains or losses recorded during the year ended December 31, 2003 were not material.  Debt securities include corporate and government notes and bonds.

(f)  Investment Securities

Investment securities consisted of an investment in a public company during fiscal 2000, which was classified as available for sale and carried at fair value with unrealized gains or losses reported in a separate component of accumulated other comprehensive income. The investment was liquidated in fiscal 2001 as the investee company declared bankruptcy. Accordingly, the unrealized loss of $1.0 million recorded at December 31, 2000 was realized and reclassified to earnings in 2001. There were no investment securities outstanding as of December 31, 2002.  As of December 31, 2003, the Company had $27.6 million of short-term investments as fully described above in “Cash Equivalents”.

(g)  Property and Equipment, Net

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

(h)  Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net assets purchased from acquired companies.  Prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized on a straight-line basis over its estimated period of benefit from five to twenty years.  In determining the useful life of goodwill the Company considered several factors including industry technology, competition, demand and other economic factors.  Additionally, prior to the adoption of SFAS No. 142 the

Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through future operating cash flows of the acquired operation.

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

The Company adopted SFAS No. 142, on January 1, 2002. SFAS No. 142 superseded Accounting Principles Board Opinion No. 17, “Intangible Assets,” and discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. In addition, SFAS No. 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in SFAS No. 141, “Business Combinations,” the reassessment of the useful lives of existing finite-life intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives. In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill, and completed the required transitional impairment test, which resulted an impairment charge of $16.1 million (see Note 2(b)).  The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141.  As a result, the Company reclassified $2.0 million of assembled workforce net of amortization, from intangible assets to goodwill, because such assets no longer met the definition of an identifiable intangible asset under the provisions of SFAS No. 141. In accordance with SFAS No. 142, the Company will conduct, at a minimum, an annual impairment test of goodwill in the fourth quarter of each fiscal year, or earlier if triggering events or circumstances warrant an accelerated review for potential impairment.

During 2003, the Company acquired three privately-held companies.  The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141.  The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired was recorded as goodwill.  See Note 2 summarizing the amounts recorded to goodwill and identifiable intangible assets and Note 5 regarding further details of each acquisition.

(i)  Revenue Recognition (as Restated)

The Company provides services for three primary types of contracts:  fixed-price long-term turnkey; time and materials; and contract management and out of pocket reimbursables.  The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses. While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract.  Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period.  In the future, the Company may realize actual results that differ from current estimates.

Accordingly, the revenue we recognize in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) our then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects.  If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted.  To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates.  Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets.  These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. If a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable.  Total net unbilled accounts receivable at December 31, 2002 and 2003 were $28.0 million and $45.1 million, respectively.

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

(j)  Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed.  The Company periodically reviews all retainages for collectibility and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated risks.  Total retainages included in accounts receivable were $0 and $1.1 million at December 31, 2002 and 2003, respectively.

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

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon a revision to the projections for future taxable income during the quarter ended March 31, 2002, management increased the valuation allowance on deferred tax assets, resulting in the recognition of a provision for income tax expense totaling $10.1 million during the period. The increase in valuation allowance applied to all U.S. (federal and state) and foreign taxable loss carryforwards generated in fiscal 2002, as well as an additional percentage of prior year loss carryforwards and cumulative temporary differences. During fiscal 2003, the Company realized consecutive quarters of consolidated profitability.  This favorable trend, combined with forecasted future growth in consolidated operating profits, resulted in a 2003 decrease to the allowance for deferred tax assets of $7.6 million resulting in a net three percent income tax provision for the year ended December 31, 2003.  Given the Company’s historical cumulative loss position, however, and pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” limited consideration is given to future taxable income in evaluating the recoverability of its deferred tax assets and the corresponding valuation allowance placed on these assets. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2003.

(l)  Stock-Based Compensation (as Restated)

The Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period.  SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair value- based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

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

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	2001	2002	2003
Net income (loss) – as restated	$(69.8)	$(73.8)	$9.5
Actual stock-based compensation expense
included in net earnings (restated)	0.1	—	6.3
Total stock-based employee compensation expense
determined under fair value based method for all awards (restated)	(14.8)	(33.8)	(20.9)
Pro forma net income (loss) (restated)	$(84.5)	$(107.6)	$(5.1)

Earnings (loss) per common share:
Basic – as restated	$(1.52)	$(1.53)	$0.18
Basic – pro forma	$(1.84)	$(2.24)	$(.10)
Diluted – as restated	$(1.52)	$(1.53)	$0.13
Diluted – pro forma	$(1.84)	$(2.24)	$(0.07)
Weighted average shares:
Basic – as restated	45.9	48.1	53.4
Basic – pro forma	45.9	48.1	53.4
Diluted – as restated	45.9	48.1	73.3
Diluted – pro forma	45.9	48.1	73.3

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

(n)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(s) Commitments and Contingencies

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

The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred.  Accordingly, based upon the Company’s assessment of the probability of these tax contingencies, it determined that an accrual of $12.9 million was required for foreign tax contingencies and $2.0 million was required for sales and use tax contingencies for fiscal years 2000 through 2003.

(t)  Contingent Acquisition Consideration (as Restated)

From time to time, in connection with certain business acquisitions, the Company may agree to make additional future payments to sellers that are contingent upon the acquired entities’ achievement of specific performance-based milestones.  Pursuant to the provisions of SFAS No. 141, such contingent liabilities are accrued, and therefore, recorded by the Company when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  As of December 31, 2003, a contingent consideration accrual related to these arrangements totaling $3.8 million was recorded on the Company’s consolidated balance sheets, all of which was originally recorded as goodwill. During the restatement process, the Company determined that $2.9 million of this balance should have been recorded as compensation expense & in accordance with EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” as a result of continued employment provisions in the agreements.  The entire $3.8 million was paid to the selling shareholders during the first quarter of fiscal 2004.

Assuming the entities acquired in 2003 reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance accrued as of December 31, 2003, would approximate a cumulative total of $11.9 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on 2003 performance, the aggregate future contingent payments could likely range from $29.2 million to $31.0 million inclusive of the amounts accrued as of December 31, 2003 and the amounts earned from the achievement of the minimum base performance targets.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. A portion of the possible future contingent payments will be recorded as compensation expense, as reflected in the table below.

The following table summarizes management’s estimate of the potential range of future contingent consideration by year:

	(in millions)
	2004		2005		2006		2007		Total
Potential range of future contingent consideration	$8.1-$8.6	*	$9.4-$10.0	*	$10.3-$11.0	*	$1.4-$1.4	*	$29.2-$31.0	*
Potential portion to be recorded as compensation expense**	$3.6-$3.9		$4.1-$4.3		$1.4-$1.5				$9.1-$9.7

  *    Hypothetical range based on estimated annual growth of 15%.

**    Potential expense is assumed to be accrued in the fiscal year earned. The $2.9 million compensation expense in fiscal 2003 is related to payments made in 2004. The timing of recognizing the liabilities and associated expenses for future year contingent payments could be accelerated and subject to periodic re-estimation if the continuous employment clauses are rescinded from the earn-out arrangements.  The timing of cash payments would not be impacted by removing such requirements.

(u) Use of Estimates

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

(v)  Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

(w)  Recent Accounting Pronouncements

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

Note 2.                      Goodwill and Other Intangible Assets (as Restated)

The changes in the carrying amounts of goodwill and other intangible assets by operating segment for the year ended December 31, 2003, are as follows (dollars in millions):

	Business Consulting	Design and Deployment	Enterprise Solutions	Network Management	Total
Goodwill
Balance as of January 1, 2002	$12.7	$41.6	$—	$2.1	$56.4
Impairment losses	(12.5)	(16.1)	—	(2.1)	(30.7)
Foreign exchange translation loss	(0.2)	—	—	—	(0.2)
Balance as of December 31, 2002	—	25.5	—	—	25.5
Acquisitions	—	—	5.1	—	5.1
Adjustments	—	—	(0.5)	—	(0.5)
Earn-out consideration	—	—	0.9		0.9
Balance as of December 31, 2003	$—	$25.5	$5.5	$—	$31.0

Other intangibles, net
Balance as of January 1, 2002	$4.1	$0.2	$—	$2.2	$6.5
Amortization expense	(0.3)	—	—	(0.5)	(0.8)
Impairment losses	(3.7)	—	—	(1.6)	(5.3)
Reclassification to property and equipment	—	(0.2)	—	—	(0.2)
Foreign exchange translation loss	(0.1)	—	—	(0.1)	(0.2)
Balance as of December 31, 2002	—	—	—	—	—
Acquisitions	—	—	2.8	—	2.8
Amortization expense	—	—	(0.9)	—	(0.9)
Balance as of December 31, 2003	$—	$—	$1.9	$—	$1.9

Total goodwill and other intangibles, net	$—	$25.5	$7.4	$—	$32.9

	As of December 31, 2003
Acquired Intangible Assets	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period (years)
Customer relationships	$1.9	(0.2)	1.7	6.3
Backlog	0.6	(0.6)	—	0.8
Non-compete agreements	0.1	—	0.1	3.5
Trade names	0.2	(0.1)	0.1	1.5
Total	$2.8	$(0.9)	$1.9	3.0

Aggregate Amortization Expense	$0.9

Estimated amortization expense:
For year ended 12/31/04	$0.4
For year ended 12/31/05	$0.2
For year ended 12/31/06	$0.2
For year ended 12/31/07	$0.2
For year ended 12/31/08	$0.2

(a) Impairment of Goodwill and Other Intangible Assets

The slowdown in the economy, economic conditions and visible trends in the telecommunications industry triggered an impairment evaluation of our goodwill and other intangible assets in the second quarter of fiscal 2001 in accordance with SFAS No. 121. Based on management’s analyses of the results of operations and projected future cash flows associated with certain goodwill and other intangible assets, it was determined that an impairment existed. Accordingly, the Company recorded a $12.9 million impairment charge in the second quarter of fiscal 2001 of which $10.1 million was related to the impairment of goodwill. Assets determined to be impaired included goodwill and customer contract and workforce intangibles approximating $8.2 million in our design and deployment segment and $4.7 million in our network management segment.

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

After the finalization of the February 2002 year-to-date actual results for both the EMEA business consulting (Questus) and network management (Telia Contracting) operating segments, the respective segments posted continued declining revenues and margins and increased selling, general and administrative costs, primarily as a result of ongoing underutilization of billable employees and corporate service overhead. Through February 2002, the overall European markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers, as evidenced by the lack of certain anticipated contracts as noted above. Revised 2002 financial projections for the EMEA business consulting and network management segments indicated ongoing probable losses with minimal improvement in subsequent years.  Furthermore, based on the current cost structure in EMEA, it appeared unlikely that the Company would be able to significantly reduce related selling, general and administrative costs to a level that would allow for profitability for the respective segments.  Based on these triggering events, the Company determined under the provisions of SFAS No. 144 and SFAS No. 142 that impairment existed for long lived assets and goodwill, respectively.  Accordingly, impairment measurement analyses were prepared in which it was determined that identifiable intangibles were fully impaired in the amount of $5.3 million and that goodwill was fully impaired in the amount of $14.6 million. The portion of the charge related to goodwill is a component of Impairment of goodwill included in the Company’s operating expenses for the year ended December 31, 2002, and not as a component of the cumulative effect of adopting SFAS No. 142 because the underlying analysis is based on information and events occuring after the adoption of SFAS No. 142.  Approximately $16.2 million of the overall charge relates to the business consulting segment and $3.7 million to the design and deployment segment.

(b) SFAS No. 142 Transitional and Annual Impairment Tests

In accordance with the adoption of the provisions of SFAS No. 142, the first step of the goodwill impairment transitional test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. Management believes that the assumptions made for these analyses are reasonable and consistent. During the Company’s step one of the test for impairment, the estimated fair values exceeded the carrying value for each reporting unit. However, during the recent restatement process, the Company determined that a reporting unit in the Company’s design and deployment segment did have indicators requiring measurement of impairment as of January 1, 2002.  The Company completed step two of the goodwill impairment test for this reporting unit and, consequently, as discussed in Note 1(b) “Restatement of Prior Period Financial Statements”, a $16.1 million impairment charge is included in the accompanying statements of operations as the cumulative effect of a change in accounting principle.

The Company completed its annual impairment test as required under the provisions of SFAS No.142 during the fourth quarter of 2002 and 2003 and determined that there was no further indication of impairment as of December 31, 2002 and 2003.  If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

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

The following is a reconciliation from reported to “Adjusted” net income (loss) and net income (loss) per common share:

	For the Year Ended December 31,
	(in millions, except per share amounts)
	2001	2002	2003
	Restated	Restated	Restated
Net income (loss)	$(69.8)	$(73.8)	$9.5
Add back: goodwill amortization, net of tax	8.1	—	—
Adjusted net income	$(61.7)	$(73.8)	$9.5

Basic earnings per share:

	For the Year Ended December 31,
	2001	2002	2003
	Restated	Restated	Restated
Net income (loss)	$(1.52)	$(1.53)	$0.18
Add back: goodwill amortization, net of tax	0.18	—	—
Adjusted net income	$(1.34)	$(1.53)	$0.18

Weighted average shares	45.9	48.1	53.4

Diluted earnings per share:

	For the Year Ended December 31,
	2001	2002	2003
	Restated	Restated	Restated
Net income (loss)	$(1.52)	$(1.53)	$0.13
Add back: goodwill amortization, net of tax	0.18	—	—
Adjusted net income	$(1.34)	$(1.53)	$0.13

Weighted average shares	45.9	48.1	73.3

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

During the first quarter of 2002, the Company’s operating results reflected a continued lack of improvement in the financial markets and economic environment of the telecommunications industry. Furthermore, it was determined that the prior significant growth in several metropolitan markets had resulted in a surplus of commercial lease space. This surplus of available office space has hindered the Company’s ability to sublease its existing unused office space. As a result, management re-assessed the market conditions surrounding its unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of its related operating lease expenses. As a result, the Company calculated the estimated loss on unused office space to increase by approximately $10.0 million during the quarter ended March 31, 2002. The accrual for loss on unused office space as of December 31, 2002 was $8.9 million, net of approximately $1.6 million of lease payments that were charged to the accrual for unused office space.

During 2003, the Company reevaluated its accrual for unused office space and determined that a significant portion of its corporate facility was expected to be utilized commencing in 2004.  This change in estimate was primarily attributable to the Company’s acquisition of HTS that was announced in December 2003 and consummated in January 2004. As a result, the Company recorded a $3.2 million reversal of the accrual for unused office space during the fourth quarter of 2003.

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

(c) Allowance for Doubtful Accounts (as Restated)

In  2001, the Company recorded significant allowances for doubtful accounts related to former customers who declared bankruptcy due to the industry’s difficult financing and economic conditions during this period. As discussed in Note 1(b), “Restatement of Prior Period Financial Statements”, during 2001 the Company inappropriately continued to record revenue related to certain of these customers and subsequently recorded provisions for doubtful accounts.  As part of the restatement, approximately $4.1 million was reclassified as a reduction to bad debt expense and a reduction of revenue in the accompanying statement of operations for 2001.  The restated 2001 bad debt expense totals $17.2 million, which included allowances for receivables due from Metricom, Inc. of $11.6 million, Advanced Radio Telecom of $3.1 million, and US Wireless of $1.3 million and $1.2 million for various others.  During the third quarter ended September 30, 2002, the Company settled its outstanding claim with Metricom, Inc. and subsequently sold its entire rights to the Metricom claim to a consortium of bankruptcy claims brokers. The Company received net proceeds of $1.7 million, which was recorded as a reduction to the provision for doubtful accounts in the accompanying statement of operations for 2002.

During 2002, certain of the Company’s customers continued to face challenging financial and operating environments due to the volatile capital markets and uncertain economic conditions both domestically and internationally within the wireless telecommunications industry.  As discussed in Note 1(b), “Restatement of Prior Period Financial Statements”, the Company inappropriately continued to record revenue related to certain of these customers and subsequently recorded provisions for doubtful accounts.  As part of the restatement, approximately $9.1 million was reclassified as a reduction to bad debt expense and a reduction of revenue in the accompanying statements of operations for 2002. A significant portion of these transactions related to customers in Latin America due to the economic volatility in this region and associated risk to the Company.

During 2003 the Company successfully billed and collected certain accounts previously considered doubtful of collection.  In connection with the restatement process, these amounts which had previously been reported as credits to the provision for doubtful accounts were reclassified in the accompanying statement of operations for 2003 as increases to revenue in the amount of $3.9 million.

Note 4.                      Investments in Unconsolidated Affiliates (as Restated)

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

This resulted in the Company concluding effective January 1, 2003, that significant influence no longer existed. Accordingly, the investment in DNI no longer met the conditions for the use of equity method of accounting and accordingly, the investment has been accounted for under the cost method since January 1, 2003.  The equity in earnings from this investment during the period this investment was accounted for under the equity method of accounting were classified within other income (expense) in the Company’s consolidated statements of operations. The balance of the Company’s investment in DNI at December 31, 2003, totaled $3.1 million and has been classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. The Company evaluates the realizability of its investment in DNI according to the provisions of APB 18.  On at least a quarterly basis, the Company obtains and reviews the financial statements and most recent forecasts of DNI.  Based on that review and inquiries with DNI’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in DNI has not been impaired.

 (b) CommVerge Solutions, Inc.

On July 21, 2000, the Company acquired 1,184,835 shares of Class B convertible Preferred Stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting. As discussed in Note 1(b) “Restatement of Prior Period Financial Statements”, an adjustment was required to reflect an impairment charge of $4.1 million in 2001 as a result of a variety of factors including the capital raised in the investee's financing transaction in January 2002, which indicated that the value of the Company's investment had significantly declined.  The balance of the Company’s investment in CommVerge Solutions, Inc. at December 31, 2003 totaled $0.9 million and has been classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates.

Note 5.       Acquisitions (as Restated)

On February 13, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides subcontracting services primarily for general contractors and commercial property owners for the design and installation of commercial electrical systems.  Initial consideration consisted of a cash payment totaling $1.8 million. The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statement of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations”.  The initial consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired. The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired, totaling $1.6 million, was recorded as goodwill.  As described in Note 1(b), “Restatement of Prior Period Financial Statements”, the Company determined that a correction was necessary to recognize the value of additional purchased intangibles in relation to this acquisition.  Accordingly, additional purchased intangible assets of $.6 million, which is primarily comprised of customer relationships will be amortized over the estimated useful life of 5 years.  Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling shareholders additional consideration that is contingent upon the acquired entity’s successful achievement of specific annual earnings targets for each of the years ending December 31, 2003, 2004 and 2005 and the continued employment of certain individuals. The Company recorded the first-year accrual for additional contingent consideration totaling $3.4 million related to the achievement of the earnings targets for the year ended December 31, 2003.  As discussed in Note 1(b), “Restatement of Prior Period Financial Statements”, an adjustment to reduce goodwill was required to record approximately $2.5 million of this payment as compensation expense in accordance with continued employment clauses of the purchase agreement.  The remaining $0.9 million payment was recorded as additional purchase consideration and reflected as goodwill because the related recipient does not have continued employment as a condition of receiving the contingent payment.  Payment was made on February 13, 2004, pursuant to the payment terms in the asset purchase agreement.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the purchase agreement. Future additional consideration, if any, will be recorded and accrued at the time that the outcome of the contingency is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. Subsequent to the purchase date, the Company has made adjustments of $0.7 million primarily related to acquired contingencies and the value of assets acquired which resulted in a reduction of the carrying value of the goodwill related to this business.  These adjustments, combined with the increase in goodwill of $0.9 million for the earn-out consideration, resulted in total goodwill of $1.8 million as of December 31, 2003.  See Note 1 for further details regarding the Company’s accounting policy and estimated range of future contingent consideration. The results of operations of the acquired company since the acquisition date are included in the Company’s consolidated financial statement for the year ended December 31, 2003 and are a component within the enterprise solutions operating segment.

On April 15, 2003, the Company acquired all of the outstanding capital stock of a privately-held company that provides various commercial electrical systems subcontracting services for general contractors.  Initial consideration consisted of a cash payment totaling $6.2 million. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141.  The initial consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired.  The excess purchase price paid over the fair value of tangible and certain identifiable intangible net assets acquired totaling $3.4 million, was recorded as goodwill.  As described in Note 1(b), “Restatement of Prior Period Financial Statements,” the Company determined that a correction was necessary to recognize the value of additional purchased intangibles in relation to this acquisition.  Accordingly, purchased intangible assets of $2.1 million, which is primarily comprised of customer relationships will be amortized over the estimated useful life of 7 years. Included in the stock purchase agreement is a provision whereby the Company agrees to pay the selling shareholders additional consideration that is contingent upon the acquired entity’s successful achievement of specific earnings targets for each of the twelve month periods ended March 31, 2004, 2005 and 2006.  Future additional consideration, if any, will be recorded and accrued as goodwill at the time that the outcome of the contingency is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt.  This agreement does not have continued employment of the selling shareholders as a condition to receiving contingent payments. As of December 31, 2003, no accrual has been recorded for contingent consideration.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the purchase agreement. See Note 1 for further details regarding the Company’s accounting policy and estimated range of future contingent consideration. Subsequent to the purchase date, the Company has made adjustments of $0.3 million primarily related to acquired contingencies and the value of assets acquired which resulted in the reduction of the carrying value of the goodwill related to this business.  These adjustments resulted in total goodwill of $3.1 million as of December 31, 2003.  The results of operations of the acquired company since the acquisition effective date are included in the Company’s consolidated financial statement for the year ended December 31, 2003 and are a component within the enterprise solutions operating segment.

On August 7, 2003, the Company acquired all of the outstanding equity interests of a privately-held business that provides full-service security systems and building technologies integration. The initial consideration consisted of a cash payment totaling $3.7 million.  The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141.  The initial consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired.  The Company recorded goodwill of $0.1 million and identifiable finite-life intangible assets totaling $0.1 million.  Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling equity holders additional consideration that is contingent upon the acquired entity’s successful achievement of specific annual earnings targets for the six month period ended December 31, 2003 and the years ending December 31, 2004, 2005 and 2006, and the continued employment of certain individuals. The Company recorded a contingent consideration accrual totaling $0.4 million related to the achievement of the earnings targets for period ended December 31, 2003.  As discussed in Note 1(b),  “Restatement of Prior Period Financial Statements”, an adjustment to reduce goodwill was required to record the contingent consideration accrual as compensation expense in accordance with continued employment clauses. Payment was made on February 25, 2004.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the purchase agreement. Future additional consideration, if any, will be recorded and accrued at the time that the outcome of the contingency is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt.  See Note 1 for further details regarding the Company’s accounting policy and estimated range of future contingent consideration.  Subsequent to the purchase date, the Company has made adjustments of $0.5 million primarily related to acquired contingencies and the value of assets acquired which resulted in the increase of the carrying value of the goodwill related to this business.  These adjustments resulted in total goodwill of $0.6 million as of December 31, 2003. The results of operations of the acquired company since the acquisition date are included in the Company’s consolidated financial statement for the year ended December 31, 2003 are a component within the enterprise solutions operating segment.

Pursuant to the provisions of SFAS No. 141, the three acquisitions during 2003 met certain quantitative tests on an aggregate basis, thus requiring pro forma presentation.  The following summary presents pro forma consolidated results of operations for the years ended December 31, 2002 and 2003 as if the acquisitions described above had occurred at the beginning of the year ended December 31, 2003, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

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

	2002			2003
	As Restated	Pro forma Adjustments	Pro forma	As Restated	Pro forma Adjustments	Pro forma
Revenue	$192.1	$49.4	$241.5	$261.0	$16.7	$277.7
Operating income	$(48.8)	$1.8	$(47.0)	$7.9	$0.1	$8.0
Net income (loss)	$(73.8)	$1.1	$(72.7)	$9.5	$—	$9.5

Net income per common share:
Basic	$(1.53)		$(1.51)	$0.18		$0.18
Diluted	$(1.53)		$(1.51)	$0.13		$0.13

Weighted average common shares outstanding:
Basic	48.1		48.1	53.4		53.4
Diluted	48.1		48.1	73.3		73.3

Note 6.       Balance Sheet Details (as Restated)

The consolidated balance sheets consist of the following at December 31, 2002 and 2003 (in millions):

	2002	2003
Accounts receivable, net:
Billed	$39.2	$54.1
Unbilled	28.0	45.1
	67.2	99.2
Allowance for doubtful accounts	(5.3)	(5.0)
Total accounts receivable, net	$61.9	$94.2

Contract management receivables, net:
Billed	$2.3	$2.1
Unbilled	1.6	0.4
	3.9	2.5
Allowance for doubtful accounts	(1.5)	(1.5)
Total contract management receivables, net	$2.4	$1.0

Property and equipment, net:
Computer equipment	$30.7	$35.2
Furniture and office equipment	5.1	4.6
	35.8	39.8
Accumulated depreciation and amortization	(22.8)	(28.5)
Total property and equipment, net	$13.0	$11.3

Other intangibles, net:
Customer relationships	$—	$1.9
Backlog	—	0.6
Trade name	—	0.2
Noncompete agreements	—	0.1
Accumulated amortization	—	(0.9)
Total other intangibles, net	$—	$1.9
Investments in unconsolidated affiliates:
CommVerge, Inc.	$0.9	$0.9
Diverse Networks, Inc.	3.2	3.1
Total investments in unconsolidated affiliates	$4.1	$4.0

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

Note 9.          Income Taxes (as Restated)

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2001, 2002 and 2003 is comprised of the following (in millions):

	2001	2002	2003
Domestic	(65.5)	(3.1)	15.1
Foreign	(22.2)	(44.4)	(5.9)
	(87.7)	(47.5)	9.2

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2001, 2002 and 2003 is comprised of the following (in millions):

	2001	2002	2003
Current:
Federal	$0.6	$—	$—
State	0.3	0.3	0.8
Foreign	0.8	(0.2)	(0.3)
	1.7	0.1	0.5
Deferred:
Federal	(18.0)	8.8	0.8
State	(2.1)	2.0	(1.7)
Foreign	0.4	(0.8)	0.1
	(19.7)	10.0	(0.8)
	$(18.0)	$10.1	$(0.3)

Additionally, the Company recognized net tax benefits from exercise of stock options of $1.5 million, $0 and $7.5 million for the years ended December 31 2001, 2002 and 2003, respectively, which were recorded in stockholder’s equity.

A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% and a blended state tax rate of 3.5% to income (loss) before income tax provision (benefit) for the years ended December 31, 2001, 2002 and 2003 is as follows (in millions):

	2001	2002	2003
Income tax expense (benefit) at federal statutory rate	$(30.7)	$(16.6)	$3.2
State taxes, net of federal tax benefit and valuation allowance	(1.0)	1.5	(0.6)
Foreign tax expense (benefit), net of valuation allowance	8.5	15.4	2.1
Amortization of goodwill and other intangibles	1.0	—	—
Increase (decrease) in federal valuation allowance	3.3	9.7	(7.7)
Increase in deferred tax asset due to foreign tax credit conversion	—	—	2.6
Nondeductible expense	—	—	0.9
Other, net	0.9	0.1	(0.8)
	$(18.0)	$10.1	$(0.3)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2003 are as follows (in millions):

	2002	2003
Deferred tax assets:
Allowance for doubtful accounts	$2.1	$2.4
Sundry accruals	3.7	2.1
Vacation accrual	1.0	0.9
Property and equipment, principally due to differences in depreciation	—	0.8
Goodwill and other intangibles	6.2	4.1
Net operating loss carryforwards	30.1	35.0
Foreign tax credit carryforwards	4.1	—
Deferred revenue	—	2.5
Reserves and other	5.1	6.3
	52.3	54.1
Valuation allowance	(38.0)	(30.4)
Total deferred tax assets, net of allowance	14.3	23.7

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1.4)	—
Unearned revenue	(6.3)	(5.1)
Foreign deferred tax liability	(4.5)	(3.8)
Other intangibles	—	(0.7)
Total deferred tax liabilities	(12.2)	(9.6)
Net deferred tax asset (liability)	$2.1	$14.1

At December 31, 2003, the Company had federal tax loss carryforwards of $57.8 million (including stock option net operating loss carryforwards) which expire beginning in 2020 and California tax loss carryforwards of $12.5 million which expire beginning in 2012. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code.  The Company has determined that any potential ownership changes under Section 382 will not materially impact the Company’s ability to utilize its net operating loss and tax credit carryforwards.  In addition, the Company has foreign tax loss carryforwards of $17.8 million in the United Kingdom, $12.4 million in Mexico, $6.4 million in Sweden and $2.7 million in Brazil.

In assessing the realizability of deferred tax assets, management considers whether sufficient risk exists that would cause the future inability to realize a portion or all of the deferred tax assets. Based upon the level of historical taxable income, projections for future taxable income and considering the future outlook periods, management believes it is more likely than not the Company will not realize a portion of the deferred tax assets as of December 31, 2003.  As such, the Company has recorded a corresponding valuation allowance totaling $30.4 million as of December 31, 2003 to reflect the estimated amount of deferred tax assets that may not be realized in future reporting periods. The total decrease to the valuation allowance during the year ended December 31, 2003 was $7.6 million, and was based upon deferred asset recoverability from 2003 income from continuing operations.

The following table summarizes the components of valuation allowance and its allocation among continuing operations and stockholder’s equity as of December 31, 2003:

	Continuing Operations	Stockholders’ Equity	Total
Domestic	$10.2	$7.9	$18.1
Foreign	12.3	—	12.3
Total	$22.5	$7.9	$30.4

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

Note 10.               Stockholders’ Equity

(a)                 Preferred Stock

On October 29, 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company.  The holders of the Series A Convertible Preferred Stock elected to convert such stock into 7,000,070 shares of the Common Stock of the Company in the fourth quarter of 2003, and as a result, no shares of Series A Convertible Preferred Stock remained outstanding at December 31, 2003.  The number of shares of common stock issued upon conversion reflects the additional shares issuable under the anti-dilution protection clause which was triggered as a result of the lower price per share of the subsequent sale of Series B Convertible Preferred Stock (see below).  The shares of Common Stock issued on conversion of the Series A Convertible Preferred Stock are subject to a lock-up provision, which expires over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20% of the converted or convertible shares are released from lock-up and available for resale at the option of the Series A Convertible Preferred Stock holder(s), until the lock-up’s final expiration on April 29, 2004. The following table presents the total number of common shares released from lock-up during each fiscal quarter:

	Shares
	Issuable
	Upon	Shares Released from Lock-up During the Period Ending:
	Conversion	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	TOTAL
Common shares issuable upon conversion of Series A Convertible Preferred Stock	7,000,070	1,400,014	1,400,014	1,400,014	1,400,014	1,400,014	7,000,070

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

	Shares
	Issuable
	Upon	Shares Released from Lock-up During the Period Ending:
	Conversion	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	TOTAL
Common shares issuable upon conversion of Series B Convertible Preferred Stock	9,000,000	1,800,000	1,800,000	1,800,000	1,800,000	1,800,000	9,000,000

Upon any liquidation event, as defined in the agreement, and including a change in control of the Company discussed below, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share. As of December 31, 2003, there are no shares converted to common shares.

The Company’s outstanding shares of Series B Convertible Preferred Stock  are convertible into common stock at any time at the election of the holder of such shares and do not require the payment of cash dividends.   Outstanding and unconverted shares of Series B Preferred Stock  are   entitled to the payment of a liquidation preference equal to the original purchase price   ($5.00 per common equivalent)  upon a change of control of the Company, including the acquisition by a person or group of beneficial ownership of more than 50.0% of our voting power.  Under Delaware state law, the Company’s Board of Directors is required to approve any such transaction.  The Company’s authorized capital includes unissued “blank check” preferred stock, the issuance of which may be approved by the Company’s Board of Directors without the prior consent of the Company’s stockholders and which may be used, either alone or in combination with other takeover defense mechanisms available to the Board of Directors, to deter a change of control that is not approved by the Board of Directors.  As a result, the Company does not expect to enter into any transaction in which the liquidation preference of the Series B Convertible Preferred Stock would be applicable in the foreseeable future.  However, in the event the Company’s Board of Directors approves a merger or does not otherwise act to prevent a change of control through the use of takeover defense mechanisms, including the Company’s authorized and unissued preferred stock, the liquidation preference provisions could be triggered if a transaction resulting in proceeds of less than $5.00 per common equivalent share to the holders of outstanding shares of Series B Convertible Preferred Stock were consummated.  As of December 31, 2003, the total liquidation preference equaled $80.0 million.

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

(b)                  Stock Option Plans (as Restated)

During the years ended 1997, 1999 and 2000, the Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”), the 1999 Equity Incentive Plan (the “1999 Plan”) and the 2000 Non-statutory Stock Option Plan (the “2000 Plan”), respectively. Stock options granted under the 1997 Plan and 1999 Plan may be incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. The Company ceased making grants under, and subsequently terminated the 1997 Plan upon completion of its initial public offering. The 2000 Plan permits the grant of non-statutory stock options, which are exercisable for a period following the date of grant as determined by the Board of Directors (generally ten years). Stock option exercise prices for the 1997 Plan, 1999 Plan and 2000 Plan must be equal to or greater than the fair market value of the common stock on the grant date. A cumulative total of 7.5 million, 13.9 million, and 6.5 million shares of common stock have been authorized for issuance under the 1997 Plan, 1999 Plan and 2000 Plan, respectively.  There remains approximately 2.0 million shares of common stock authorized for the 1997 Plan which are no longer issuable due to the termination of the plan.

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its 1997 Plan, 1999 Plan and 2000 Plan. All options granted in 2001, 2002 and 2003, except as noted below, were at or above fair market value on the date of grant.

As discussed in Note 1(b) “Restatement of Prior Period Financial Statements” the Company determined that a correction was necessary to recognize compensation expense related to the change in status of certain stock option holders.  As a result, during the years ended December 31, 2001 and 2003, the Company recorded $0.1 million and $6.3 million of non-cash stock-based compensation expense, respectively, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Stock option transactions are summarized below:

	1997 Plan	Weighted Average Exercise Price	1999 Plan	Weighted Average Exercise Price	2000 Plan	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,753,652	$7.64	5,618,011	$52.44	1,703,830	$44.95
Granted	—	—	6,668,374	4.66	2,117,353	8.00
Exercised	(567,309)	3.91	(103,337)	4.66	(28,328)	4.40
Canceled	(632,474)	11.37	(5,312,862)	45.75	(1,985,459)	38.91
Outstanding at December 31, 2001	2,553,869	$7.55	6,870,186	$11.90	1,807,396	$10.49
Granted	79,251	4.23	1,692,253	4.23	3,556,669	4.29
Exercised	(210,661)	2.64	(607,830)	4.02	(261,580)	4.36
Cancelled	(265,087)	11.26	(1,029,370)	12.90	(790,993)	8.46
Outstanding at December 31, 2002	2,157,372	$7.37	6,925,239	$10.46	4,311,492	$6.09
Granted	—	—	4,848,085	10.46	523,015	5.31
Exercised	(1,025,866)	5.32	(3,319,286)	4.04	(2,009,241)	4.45
Cancelled	(68,277)	13.28	(487,470)	14.20	(314,210)	6.92
Outstanding at December 31, 2003	1,063,229	$7.81	7,966,568	$10.08	2,511,056	$6.99

Balance exercisable at December 31, 2003	1,063,229	$7.81	2,754,931	$10.34	1,928,345	$7.06

The following table summarizes information as of December 31, 2003 concerning options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price
$1.33-3.69	746,827	6.30	$3.20	496,844	$2.96
3.72-4.45	2,249,045	8.05	4.22	2,000,603	4.23
4.47-5.16	2,179,500	8.04	4.61	1,499,716	4.57
5.20-6.95	1,397,239	8.42	6.03	427,957	5.87
7.00-9.82	1,258,540	8.08	9.37	437,531	8.68
9.94-12.28	1,506,220	9.37	11.59	191,014	11.58
12.33-22.50	1,684,909	9.34	13.28	242,673	15.73
31.94-45.38	314,261	6.51	38.57	270,464	39.02
46.00-67.63	163,782	6.49	51.91	144,905	51.97
74.56-132.06	40,530	6.55	90.17	34,798	91.62

$1.33-$132.06	11,540,853	8.27	$9.20	5,746,505	$8.77

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

Note 12. Significant Customers (as Restated)

The Company had sales to three separate customers which comprised $23.4 million (12%), $21.7 million (11%) and $16.3 million (8%) of the Company’s total revenues for the year ended December 31, 2001.  The revenues generated by each of these customers were from both our design and deployment and network management operating segments.

The Company had sales to one customer totaling $67.8 million, which comprised 35% of the Company’s total revenues for the year ended December 31, 2002. The revenues generated by this customer were from both our design and deployment and network management operating segments.

The Company had sales to one customer totaling $63.0 million, which comprised 24% of the Company’s total revenues for the year ended December 31, 2003.  The revenues generated by this customer were from both our design and deployment and network management operating segments.

Note 13.   Segment Information (as Restated)

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

Revenues and operating income (loss) provided by the Company’s segments for the years ended December 31, 2001, 2002 and 2003 are as follows (in millions).

	2001	2002	2003
Revenues:
Design and deployment	$149.7	$148.6	$173.4
Network management	40.4	38.3	43.5
Enterprise solutions	—	—	41.1
Business consulting	7.3	5.2	3.0
Total revenues	$197.4	$192.1	$261.0

Operating income (loss):
Design and deployment	$(67.7)	$(23.0)	$(0.1)
Network management	(11.2)	(8.5)	6.7
Enterprise solutions	—	—	0.7
Business consulting	(1.2)	(17.3)	0.6
Total operating income (loss)	$(80.1)	$(48.8)	$7.9

Revenues generated by geographic segment for the years ended December 31, 2001, 2002 and 2003 are as follows (in millions):

	2001	2002	2003
United States	$136.7	$155.4	$205.2
EMEA	22.5	13.7	19.0
Latin America	38.2	23.0	36.8
Total revenues	$197.4	$192.1	$261.0

Long-lived assets by geographic region for the years ended December 31, 2001, 2002 and 2003, which include property and equipment, goodwill, other intangibles and investments from unconsolidated affiliates, are as follows (in millions):

	2001	2002	2003
United States	$47.1	$40.4	$46.6
EMEA	21.8	0.8	0.5
Latin America	18.0	1.4	1.1
Total long-lived assets	$86.9	$42.6	$42.2

See Note 6 for detail of long-lived assets.

Note 14.  Related Party Transactions (as Restated)

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

On October 29, 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. The Company received $34.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company.  Additionally, on May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Refer to Note 10 for further details regarding the provisions of Series A and B Convertible Preferred Stock.

In August 2003, an employee, a brother of Masood K. Tayebi, the Chairman and Chief Executive Officer of the Company, changed his employment status from employee to consultant and the exercise period of the items was extended.  This change in status resulted in a modification of the terms of stock options that had previously been granted to him. In accordance with the provisions of FASB Interpretaion No. 44, “Accounting for Certain Transactions involving Stock Compensation,” a stock-based non-cash compensation charge of $3.8 million was recorded as part of the restatement adjustments discussed in Note 1(b) and Note 10 to reflect the remeasurement of these options.

Based upon a review by disinterested members of management and the Company’s Board of Directors regarding the terms of comparable transactions available from or involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

Note 15.               Legal Matters

Advanced Radio Telecom Corp. (“ART”), which initiated Chapter 11 Bankruptcy proceedings in 2001, filed an action with the bankruptcy court against the Company to recover alleged preference payments in the amount of $737,529.  During the fourth quarter of fiscal 2003, the Company entered into a settlement in which the preference claim was dismissed and the Company received partial value for a proof of claim related to its receivables from ART, which value was in the form of 223,802 shares of common stock in the newly capitalized entity.  The Company received such shares subsequent to December 31, 2003 and expects a slight gain in future reporting periods based on the planned disposition of such shares.

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

On October 9, 2002, the court signed Stipulations and Orders of Dismissal, which dismissed the Company’s named individual officers and directors from the action, without prejudice, but the Company remained a defendant in the case. On February 19, 2003, the court issued its decision on the joint motion to dismiss the IPO laddering cases.  The decision: (a) allowed the plaintiffs to pursue their claim against the Company based on its alleged issuance of a registration statement and prospectus that failed to disclose a fraudulent scheme by the offering’s underwriters and (b) dismissed, with leave to amend, the plaintiffs’ claim against the Company based on its alleged knowledge and intent to defraud investors so as to benefit from an inflated price for the Company’s common stock in the aftermarket.  The plaintiffs, the Directors & Officers’ insurance underwriters and the Company, among other issuer co-defendants, have agreed in principle to a form of settlement that would dismiss the Company and its individual directors and officers from the litigation without requiring that the Company fund the settlement.  The settlement documents are presently being drafted, and will be submitted to the court for approval once they have been finalized.  The Company believes this litigation is without merit and intends to vigorously defend itself against it, should the lawsuit be re-filed. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time. Darwin Networks, Inc. (“Darwin”) initiated Chapter 11 bankruptcy proceedings in 2001.  As part of those proceedings, Darwin filed an action against a wholly-owned subsidiary of the Company (acquired by the Company through a stock purchase agreement on February 13, 2003), to recover an alleged preference payment in the amount of $850,000. During the second quarter of 2003, the wholly-owned subsidiary of the Company reached a full settlement with the bankruptcy trustee whereby the Company agreed to, and subsequently paid, $200,000 to the trustee on June 30, 2003.  The final settlement reduced the fair market value of net assets acquired and as such, is reflected in the goodwill balance recorded resulting from the acquisition.

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

Note 16.  Quarterly Financial Data (Unaudited) (as Restated)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2002 and 2003, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2002 (Restated)
Revenues	$39.2	$49.0	$51.5	$52.4
Gross profit	$6.4	$13.4	$11.8	$13.6
Operating income (loss)	$(56.8)	$3.7	$1.4	$2.9
Provision for income taxes	$10.1	$—	$—	$—
Net income (loss)	$(68.2)	$(11.4)	$2.3	$3.5

Net income (loss) per common share:
Basic	$(1.44)	$(0.24)	$0.05	$0.07
Diluted	$(1.44)	$(0.24)	$0.04	$0.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2003 (Restated)
Revenues	$52.6	$59.6	$67.5	$81.3
Gross profit	$13.0	$19.5	$18.5	$19.2
Operating income	$(0.9)	$6.3	$0.4	$2.1
Provision for income taxes	$—	$—	$—	$(0.3)
Net income	$(0.1)	$6.1	$0.9	$2.6

Net income per common share:
Basic	$0.00	$0.12	$0.02	$0.04
Diluted	$0.00	$0.08	$0.01	$0.03

Note 17.  Subsequent Events

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48,750,000 in cash. Such initial consideration was adjusted downward by approximately $262,000 for certain post-closing purchase price adjustments pursuant to the Agreement and Plan of Reorganization (“Agreement”) by and among the WFI, WFI Government Services, Inc. (GSI), a Delaware corporation and wholly-owned subsidiary of WFI, Horseshoe Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of WFI, HTS and certain stockholders. As a result of the acquisition, HTS became a wholly-owned subsidiary of GSI and therefore, will be included in the consolidated financial results of the Company effective for periods subsequent to January 5, 2004.  The Company concluded that this transaction met the conditions of a significant subsidiary and, therefore, filed a Current Report on Form 8-K (Item 2) with the SEC.  The Company intends to file the related 8-K/A within 60 days after the date that the initial report on From 8-K had to be filed.

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

WIRELESS FACILITIES, INC.

Schedule II: Valuation and Qualifying Accounts
(in millions)

Years Ended December 31, 2001, 2002 and 2003 (Restated)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions (Credits)	Write-offs	Balance at End of Year

Year ended December 31, 2001	$0.9	$17.2	$(2.1)	$16.0

Year ended December 31, 2002	$16.0	$(1.2)	$(8.0)	$6.8

Year ended December 31, 2003	$6.8	$0.6	$(0.9)	$6.5

See accompanying Report of Independent Registered Public Accounting Firm.

S-1