Form 10-Q/A
period 2004-04-02
WIRELESS FACILITIES INC
filed 2004-09-20
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of May 6, 2004, 68,255,535 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2004, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2004 is being filed for the purpose of including Part I, Items 1 and 2, as well as Part II, Item 1 and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  See Note 1 to the consolidated financial statements (unaudited) for information regarding the restatement of the financial statements included herein.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q on May 10, 2004, or modify or update the disclosure presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

WIRELESS FACILITIES, INC.

FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2004
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)

	December 31, 2003	March 31, 2004
	(Restated)	(Unaudited and restated)
Assets
Current assets:
Cash and cash equivalents	$86.6	$53.7
Short-term investments	27.6	2.0
Accounts receivable, net	95.2	111.1
Accounts receivable - related party, net	0.2	—
Prepaid expenses	1.9	3.9
Employee loans and advances, net	0.1	0.4
Other current assets	4.5	4.4
Total current assets	216.1	175.5

Property and equipment, net	11.3	12.4
Goodwill	31.0	75.6
Other intangibles, net	1.9	5.7
Deferred tax assets, net	14.1	15.5
Investments in unconsolidated affiliates	4.0	5.2
Other assets	0.4	0.9
Total assets	$278.8	$290.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13.6	$15.1
Accrued expenses	42.3	42.3
Billings in excess of costs	6.9	5.9
Accrual for contingent acquisition consideration	3.8	4.3
Income taxes payable, net	1.1	1.9
Capital lease obligations	0.5	0.4
Accrual for unused office space	1.5	1.0
Total current liabilities	69.7	70.9

Capital lease obligations, net of current portion	0.2	0.2
Accrual for unused office space, net of current portion	2.0	2.4
Other liabilities	1.3	1.3
Total liabilities	73.2	74.8

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies (Note 1)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 90,000 and 42,258 shares outstanding at December 31, 2003 and March 31, 2004, respectively (liquidation preference $45.0)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 62,550,245 and 68,128,579 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	0.1	0.1
Additional paid-in capital	309.6	314.2
Accumulated deficit	(100.4)	(94.5)
Accumulated other comprehensive loss	(4.0)	(4.1)
Total stockholders’ equity	205.3	215.7
Total liabilities and stockholders’ equity	$278.8	$290.8

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2003	2004
	(Restated)	(Restated)
Revenues	$52.6	$98.3
Cost of revenues	39.6	76.4
Gross profit	13.0	21.9

Selling, general and administrative expenses	12.1	14.1
Credit for doubtful accounts	—	(0.3)
Depreciation and amortization	1.8	1.2
Operating income (loss)	(0.9)	6.9
Other income (expense), net:
Interest income, net	0.3	0.1
Foreign currency gain	0.6	0.2
Other income (expense), net	(0.1)	0.1
Other income, net	0.8	0.4

Income before provision for income taxes	(0.1)	7.3

Provision for income taxes	—	1.4
Net income (loss)	$(0.1)	$5.9

Net income (loss) per share
Basic	$0.00	$0.09
Diluted	$0.00	$0.08

Weighted average common shares outstanding:
Basic	49.3	64.2
Diluted	49.3	76.9

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three months ended March 31,
	2003	2004
	(Restated)	(Restated)
Operating activities:
Net income (loss)	$(0.1)	$5.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.4	1.6
Provision for deferred income taxes	—	1.4
Credit for doubtful accounts	—	(0.3)
Equity loss of unconsolidated affiliates	0.1	—
Stock – based compensation	0.8	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	0.1	(8.6)
Accounts receivable – related party	(0.2)	0.2
Income taxes receivable	0.6	—
Prepaid expenses	0.1	(1.7)
Deferred tax asset	(1.6)	(0.7)
Other assets	1.6	(0.5)
Accounts payable and accrued expenses	3.3	(1.7)
Accounts payable – related party	(0.2)	—
Billings in excess of costs on completed contracts	(3.7)	(2.8)
Accrual for unused office space	0.1	(0.2)
Other liabilities	1.7	0.7
Net cash provided by (used in) operating activities	5.0	(6.7)

Investing activities:
Sale/maturity of short-term investments	—	25.9
Investment in unconsolidated affiliate	—	(1.0)
Cash paid for contingent acquisition consideration	—	(4.0)
Cash paid for acquisitions, net of cash acquired	(1.8)	(48.4)
Capital expenditures	(0.8)	(2.1)
Net cash used in investing activities	(2.6)	(29.6)

Financing activities:
Proceeds from issuance of common stock	2.4	3.6
Repayment of capital lease obligations	(0.9)	(0.1)
Net cash provided by financing activities	1.5	3.5
Effect of exchange rate on cash	(0.7)	(0.1)
Net increase (decrease) in cash and cash equivalents	3.2	(32.9)
Cash and cash equivalents at beginning of period	99.1	86.6
Cash and cash equivalents at end of period	$102.3	$53.7

See accompanying notes to unaudited consolidated financial statements.

	Three months ended March 31,
	2003	2004
	(Restated)	(Restated)

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$—	$0.1
Net cash refunded/(paid) during the period for income taxes	$1.0	$(0.1)

Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$—	$54.8
Cash paid for acquisitions	—	(48.4)
Liabilities assumed in acquisitions	$—	$6.4

Common stock issued pursuant to Employee Stock Purchase Plan	$0.8	$0.9

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI” or the “Company”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry, the U.S. government, and enterprise customers. Such services include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. WFI’s work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. WFI also provides network management services, which involve day-to-day optimization and maintenance of wireless networks. WFI’s work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management.  WFI also provides services in the areas of mission assurance, product and process validation and verification, and software and applications development.  WFI’s work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.  WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors and a large range of customers from varied commercial, governmental and industry sectors that require security integration services. WFI’s engagements range from small and short in duration, to large multi-year contracts performed on a domestic and international level. WFI’s services are performed either on a time and materials basis, a cost plus fixed fee, or on a fixed price, time certain basis.

(b)  Restatement of Prior Period Financial Statements

The Company recently determined that its previously filed financial statements for 2001, 2002 and 2003 required restatements.  The following discussion describes the nature and impact of the restatement items.  The primary reason for the restatement was a recent determination that the Company's balance sheet did not properly reflect certain accruals which pertained primarily to foreign tax contingencies, and to a lesser degree, certain domestic sales and use tax contingencies.  Accordingly, the Company has restated its previously filed financial statements for the fiscal years 2001, 2002 and 2003 on its Form 10-K/A filed on September 20, 2004 (the “Form 10-K/A”).  The financial statements included in the Form 10-K/A for fiscal years 2001, 2002, 2003, and as of December 31, 2002 and 2003 reflect the appropriate accounting treatment for the tax related contingencies.

Additionally, as part of the restatement process, two other types of adjustments were recorded.  The first type of adjustment pertained to various items that had been previously identified in each of these prior periods, but were not recorded in the preceding periods because they were immaterial.  Certain of these previously unadjusted differences became material after they were subsequently impacted or refined by the restatement items.  These adjustments related to a variety of topics including period cut-off errors, reclassifications, reconciling differences that impacted asset and liability carrying values, and the timing of revenue recognition.

The second type of adjustment pertained to the correction of the accounting for certain other prior year transactions.  These adjustments included the following: adjustments to reclassify bad debt expense as reductions to revenue, an impairment of the carrying value of a cost-method investment, recording stock compensation expense for changes in employment status which resulted in a modification of the terms of the employee stock options, the correction of an error in the measurement of progress toward contract completion, the correction of improper cost classifications and a contract billing error on a particular contract, a transitional impairment of goodwill of an acquired entity in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, the identification of purchased intangible assets acquired which resulted in a reclassification from goodwill to other intangible assets and the associated amortization expense, and the correction to record  certain earn-out consideration as compensation expense rather than additional purchase consideration.

The impact of the adjustments noted above is reflected in the beginning balance sheet as of January 1, 2004. The adjustments relating to the first quarter of 2003 have been reflected in the financial statements included herein for that period.  In addition, certain reclassifications of approximately $0.3 million between other income, bad debt expense and revenues were made to adjust for the collections of previously reserved receivable balances.  The original establishment of those allowances and reserves were adjusted as part of the restatement adjustments.  Accordingly, the reversal of such allowances in the first quarter of 2004 required restatement to conform to the classification as recorded in the restatement adjustments.  There was no net impact of these reclassifications to net income in the first quarter of 2004.

Reliance should be placed solely on the financial statements in the Form 10-K/A and in this report on Form 10-Q/A and not on the previously published Form 10-K originally filed on March 8, 2004, the originally filed 10Q filed on May 10, 2004 or on any other previously reported financial statements for the periods identified above.  A complete discussion of the restated financial data is included in Note 1 (b) “Restatement of prior period Financial Statements” to our consolidated financial statements included in the Form 10-K/A.  The effect of this restatement was an adjustment to increase accumulated deficit by $42.9 million as of January 1, 2004.  As a result of the various adjustments discussed above, modifications were required to previously filed footnotes as follows:  Note 1(h), Note 3 Note 5 and Note 6.

The following tables (in millions) show the impact of the restatements of the relevant captions from the Company’s financial statements as of and for the three months ended March 31, 2004.  These tables contain only the changed balances and do not represent the complete statements of operations.

	March 31, 2004 (As previously Reported)	Adjustments	March 31, 2004 (As restated)

Accounts receivable, net	$112.7	$(1.6)	$111.1
Employee loans and advances	.70	(0.3)	0.4
Total current assets	177.4	(1.9)	175.5
Goodwill	95.7	(20.1)	75.6
Other intangibles, net	4.3	1.4	5.7
Deferred tax assets, net	12.9	2.6	15.5
Investments in unconsolidated affiliates	9.3	(4.1)	5.2
Total assets	312.9	(22.1)	290.8
Accrued expenses	27.6	14.7	42.3
Income taxes payable, net	2.0	(.1)	1.9
Total current liabilities	56.3	14.6	70.9
Total liabilities	60.2	14.6	74.8
Additional paid-in-capital	308.0	6.2	314.2
Accumulated deficit	(51.6)	(42.9)	(94.5)
Total stockholders’ equity	252.4	(36.7)	215.7
Total liabilities and stockholders’ equity	312.9	(22.1)	290.8
Revenues	98.0	.3	98.3
Gross profit	21.6	.3	21.9
Operating income	6.6	.3	6.9
Other income (expense), net	0.4	(.3)	0.1
Other income, net	0.7	(.3)	0.4

A summary of the adjustments impacting net income in the three months ended March 31, 2003 is as follows (in millions):

3 months ended March 31, 2003
Foreign tax contingencies	$(0.3)
Prior year unrecorded entries	(0.8)
Contract cost misclassifications and duplicate billings	0.1
Stock compensation expense	(0.8)
Units of delivery revenue adjustments	(2.2)
Purchase price allocation adjustment	(0.1)

$(4.1)

There were no adjustments impacting net income in the three months ended March 31, 2004.

The following tables (in millions) show the impact of the restatements of the relevant captions from the Company’s financial statements for the three months ended March 31, 2003.  These tables contain only the changed balances and do not represent the complete statements of operations.

	Three months ended March 31, 2003
	As Previously reported	Adjustments	As Restated

Revenues	$53.9	$(1.3)	$52.6
Cost of revenues	39.0	0.6	39.6
Gross profit	14.9	(1.9)	13.0
Selling, general and administrative expenses	11.3	0.8	12.1
Provision (credit) for doubtful accounts	(1.3)	1.3	—
Depreciation and amortization	1.7	0.1	1.8
Operating income (loss)	3.2	(4.1)	(0.9)
Net income (loss)	$4.0	(4.1)	(0.1)

Net income per common share
Basic	$0.08		$0
Diluted	$0.06		$0

Weighted average common shares outstanding
Basic	49.3		49.3
Diluted	68.7		49.3

There was no impact to the subtotals for cash flows from operations, investing and financing activities in the statement of cash flows for the three months ended March 31, 2003 and 2004.

(c) Fiscal Calendar and Basis of Presentation

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

The information as of March 31, 2004, and for the three months ended March 31, 2003 and 2004 is unaudited. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 26, 2003, filed on Form 10-K/A on September 20, 2004, with the United States Securities and Exchange Commission.

The unaudited consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries.  WFI and its subsidiaries are collectively referred to herein as the “Company.”

(d) Use of Estimates

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

(e) Reclassifications

Certain prior period amounts have been reclassified to the extent deemed necessary in order to conform with the current period presentation.

(f) Cash and Cash Equivalents and Short-Term Investments

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

	March 31, 2004
	Amortized Cost Basis	Fair Value Basis

Cash and cash equivalents:
Cash	$8.8	$8.8
Money market	39.4	39.4
Corporate securities	5.5	5.5
Cash and cash equivalents	53.7	53.7

Short-term investments:
Corporate notes and bonds	0.7	0.7
U.S. government and agency securities	1.3	1.3
Short-term investments	2.0	2.0

Cash and cash equivalents and short-term investments	$55.7	$55.7

Debt securities recorded at fair value, maturing:
Within one year		$6.2
After one year through five years		1.3
Debt securities recorded at fair value		$7.5

(g) Revenue Recognition

The Company provides services for three primary types of contracts:  fixed-price long-term turnkey; time and materials; and cost plus fixed fee.

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

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets.  These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. If a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable.  Total net unbilled accounts receivable at March 31, 2004 was $50.1 million.

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

The Company’s government network services business with the U.S. government and prime contractors is generally performed under cost reimbursable plus fixed fee, fixed price or time and material contracts.  Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee.  Under fixed-price contracts, the Company agrees to perform certain work for a fixed price.  Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

(h) Stock-based Compensation

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

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended March 31,
	2003	2004
Net income (loss) – as restated	$(0.1)	$5.9
Actual stock-based compensation expense included in net earnings	0.8	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(6.5)	(5.6)
Pro forma net income (loss)	$(5.8)	$0.3

Earnings (loss) per common share:
Basic – as restated	$0.00	$0.09
Basic – pro forma	$(0.12)	$0.00
Diluted – as restated	$0.00	$0.08
Diluted – pro forma	$(0.12)	$0.00
Weighted average shares:
Basic – as restated and pro forma	49.3	64.2
Diluted – as restated	49.3	76.9
Diluted – pro forma	49.3	76.9

(i) Accrual for Unused Office Space

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

(j) Commitments and Contingencies

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

The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred.  Accordingly, based upon the Company’s assessment of the probability of these tax contingencies, it determined that an accrual of $12.9 million was required for foreign tax contingencies and $2.0 million was required for domestic sales and use tax contingencies for those prior periods.

(k) Contingent Acquisition Consideration

From time to time, in connection with certain business acquisitions, the Company may agree to make additional future payments to sellers that are contingent upon the acquired entities’ achievement of specific performance-based milestones.  Pursuant to the provisions of SFAS No. 141, such contingent liabilities are accrued, and therefore, recorded by the Company when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  During the restatement process, the Company determined that certain amounts of the earn-out consideration should be recorded as compensation expense in accordance with EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” as a result of continued employment provisions in the agreements.

Assuming the entities acquired in 2003 reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the amounts accrued and paid as of March 31, 2004, would approximate a cumulative total of $11.9 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on 2003 performance, the aggregate future contingent payments could likely range from $29.2 million to $31.0 million inclusive of the amounts paid and accrued through March 31, 2004 and the amounts earned from the achievement of the minimum base performance targets.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. A portion of the possible future contingent payments will be recorded as compensation expense, as reflected in the table below.

The following table summarizes management’s estimate of the potential range of future contingent consideration by year:

	(in millions)
	2004		2005		2006		2007		Total
Potential range of future contingent consideration	$8.1-$8.6	*	$9.4-$10.0	*	$10.3-$11.0	*	$1.4-$1.4	*	$29.2-$31.0	*
Potential portion to be recorded as compensation expense**	$3.6-$3.9		$4.1-$4.3		$1.4-$1.5		—		$9.1-$9.7

*Hypothetical range based on estimated annual growth of 15%.

**Potential expense is assumed to be accrued in the fiscal year earned.  The $2.9 million compensation expense in fiscal 2003 is related to payments made in 2004. The timing of recognizing the liabilities and associated expenses for future year contingent payments could be accelerated and subject to periodic re-estimation if the continuous employment clauses are rescinded from the earn-out arrangements.  The timing of cash payments would not be impacted by removing such requirements.

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

	Three months ended March 31,
	2003	2004
	(restated)
Weighted average shares, basic	49.3	64.2
Dilutive effect of stock options	—	4.7
Dilutive effect of Series B Convertible Preferred Stock	—	7.9
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	—	0.1
Weighted average shares, diluted	49.3	76.9

In November 3, 2003, 63,637 shares of Series A Convertible Preferred Stock were converted into 7,000,000 shares of the Company’s Common Stock.  On January 30, 2004, 7,742 shares of Series B Convertible Preferred Stock were converted into 774,200 shares of the Company’s Common Stock.   On March 5, 2004, 40,000 shares of Series B Convertible Preferred Stock converted into 4,000,000 shares of the Company’s Common Stock.  The converted shares are reflected in basic weighted shares outstanding based upon the date of conversion. Refer to Note 7 for further details regarding Series A and Series B Convertible Preferred Stock.

The following instruments were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended March 31,
	2003	2004
	(restated)
Dilutive effect of Stock options	5.7	0.8
Dilutive effect of Series A Convertible Preferred Stock	7.0	—
Dilutive effect of Series B Convertible Preferred Stock	9.0	—
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	0.1	—
Total anti-dilutive instruments	21.8	0.8

Average market value of stock per share	$6.14	$13.70
Average outstanding stock option price per share	$8.45	$9.65

(4)         Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc. (“TSG”)

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11.4% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock “APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a WFI employee on TSG’s board of directors.  The equity in earnings from this investment is classified within other income (expense) in the Company’s consolidated statements of operations.  The balance of the Company’s investment in TSG at March 31, 2004, totaled $1.2 million (inclusive of $0.2 million invested by HTS prior to the Company’s acquisition of HTS on January 5, 2004) and has been classified on the consolidated balance sheet under the caption “investment in unconsolidated affiliates.”  On at least a quarterly basis, the Company will obtain and review the financial statements and most recent forecasts of TSG.  Based on that review and inquiries with TSG’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in TSG has not been impaired as of March 31, 2004.

(5)         Acquisitions

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash.  HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies.

The acquisition was accounted for under the provisions of purchase method accounting in accordance with SFAS No. 141.  The excess purchase price paid over the fair value of tangible and identifiable net assets acquired of $44.0 million was allocated to goodwill in the amount of $40.1 million, and to identifiable finite-life intangible assets in the amount of $3.9 million.  The identified intangible assets consists of $3.2 million allocated to contracts and backlog, $0.2 million for intellectual property, and $0.5 million for a non-compete agreement.  The allocation of the purchase price is subject to refinement within a one-year period of the acquisition date.  In connection with the Company’s acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment totaling $1.5 million has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit).  The Company recognized approximately $0.1 million as a reduction of costs against the deferred profit during the first quarter ended March 31, 2004.  The remaining amount of $1.4 million at March 31, 2004 is estimated to reduce costs through 2008.  The results of operations of HTS since the acquisition date are included in the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2004 and are a component of the government network services operating segment.

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

	Three months ended March 31, 2003
	As Restated	Pro forma Adjustments	Pro forma

Revenue	$52.6	$11.1	$63.7
Operating income	$(0.9)	$0.9	$—
Net income (loss)	$(0.1)	$0.7	$0.6

Net income per common share:
Basic	$0.00		$0.01
Diluted	$0.00		$0.01
Weighted average shares outstanding:
Basic	49.3		49.3
Diluted	49.3		68.7

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable.  During the first quarter of fiscal year 2004, the Company paid $4.0 million of contingent consideration to the stockholders of two entities that were acquired in 2003 within the Enterprise Network Services segment.  The Company had estimated and accrued $3.8 million of this contingent consideration as of December 31, 2003.  As of March 31, 2004, $4.3 million had been accrued as additional contingent consideration pursuant to these arrangements.  Such amount was paid in April 2004.  In addition, the Company has agreed to pay additional consideration based upon the achievement of earnings targets for fiscal years 2004 through year 2006.  Future additional consideration, if any, will be recorded at the time the outcome is issued or issuable or the outcome is determinable beyond a reasonable doubt.  The timing of recognizing the liabilities and associated expenses for future year contingent payments could be accelerated and subject to periodic re-estimation if the contingent employment clauses are rescinded from the earn-out arrangements.  The timing of payments of earn-outs would not be impacted by removing such requirements.

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the three month ended March 31, 2004, are as follows (in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill
Balance as of December 31, 2003	$25.5	$5.5	$—	$31.0
Acquisition	—	—	40.2	40.2
Accrual for contingent consideration	—	4.3	—	4.3
Adjustment	—	0.1	—	0.1

Balance as of March 31, 2004	25.5	9.9	40.2	75.6

Other intangibles, net
Balance as of December 31, 2003	—	1.9	—	1.9
Acquisition	—	—	3.9	3.9
Amortization expense	—	—	(0.1)	(0.1)
Balance as of March 31, 2004	—	1.9	3.8	5.7

Total goodwill and other intangibles, net	$25.5	$11.8	$44.0	$81.3

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

	Three months ended March 31,
	2003	2004
	(restated)	(restated)
Revenues:
Wireless Network Services	$50.6	$72.7
Enterprise Network Services	2.0	14.4
Government Network Services	—	11.2
Total revenues	$52.6	$98.3

Operating income:
Wireless Network Services	$(0.9)	$4.9
Enterprise Network Services	—	0.9
Government Network Services	—	1.1
Total operating income (loss)	$(0.9)	$6.9

Revenues derived by geographic region are as follows (in millions):

	Three months ended March 31,
	2003	2004
	(restated)	(restated)
Revenues:
U.S.	$44.4	$74.4
Central and South America	3.0	15.3
Europe, Middle East and Africa	5.2	8.6
Total revenues	$52.6	$98.3

The Company had sales to two separate customers, which comprised $12.2 million (12.4%) and $11.5 million (11.7%) of the Company’s total revenues for the quarter ended March 31, 2004. Revenues for these customers are recorded in the wireless network services operating segment.

(7)         Related Party Transactions

On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Based upon a review by disinterested members of management and the board of directors of terms of comparable transactions available from or involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.  Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement.  The Series B Preferred Stock Purchase Agreement has a lock-up provision, which expires over time, such that at the end of each of the three month periods that commenced on the 18 month anniversary of the closing date, 20% of the shares are released from the lock-up provision and available for resale upon conversion.  On January 30, 2004, 7,742 shares of Series B Convertible Preferred Stock were converted into 774,200 shares of the Company’s Common Stock.   On March 15, 2004, 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company’s Common Stock, of which 1,600,000 shares were transferred free of any lock-up restriction and 2,400,000 shares were transferred subject to the lock-up restriction which will lapse, along with the lock-up restriction on an additional 3,000,000 shares (on an as-converted basis), in three equal tranches of 1,800,000 shares each on May 30, 2004, August 30, 2004 and November 30, 2004.

In 2004, the Company entered into a partnership arrangement with an unrelated individual whereby the Company committed to fund a $1 million line of credit for working capital purposes of the newly created partnership, known as Mobilitie Partners, LLC (“Mobilitie”). The terms of the line of credit agreement provide for repayment based upon the occurrence of certain future events, such as a monetizing event. In addition, in the event the Company exits the partnership based upon its evaluation of the viability of the business, WFI is committed to fund approximately $0.4 million of future operating costs of its partner. For this consideration the Company received 15% equity interest in Mobilitie. The Company reviewed the terms of the partnership agreement and determined that it met the characteristics of a variable interest entity and the requirements for consolidation under FASB Interpretation No. 46R (see Note 2) and, accordingly, Mobilitie is required to be fully consolidated by WFI. As of March 31, 2004, approximately $0.25 million had been advanced on the line of credit, and has been recorded as a receivable of $0.25 million, which is eliminated by net liabilities of $0.5 million. For the three months ended March 31, 2004, $0 revenue and $0.25 million of net loss from this partnership were consolidated.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q/A to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q/A. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K/A for the year ended December 26, 2003 and other reports and filings made with the Securities and Exchange Commission.

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

•            Our effective tax rate for the quarter ended March 31, 2004 of 19% is expected to be the annual effective tax rate for 2004.  The annual and interim period effective tax rate(s) for 2004 is lower than the statutory rates due to the expected realization of certain tax benefits as a result of fiscal year 2004 forecasted income.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $98.9 million as of March 31, 2004.

On January 1, 2002, Statement of Financial Accounting Standards (SFAS) No. 142 became effective and as a result, we ceased amortization of all goodwill and indefinite lived intangible assets. In lieu of amortization, are required to perform, at a minimum, an annual impairment review unless specific evidence identified as a triggering event would warrant an accelerated review of our goodwill and intangible assets with indefinite lives. The first step of the goodwill impairment test requires the Company to determine and compare the fair value of its defined reporting units to their carrying values as of the evaluation date. The fair value for each reporting unit is determined using an undiscounted cash flow valuation analysis. The carrying values of each reporting unit are determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. If the estimated fair values exceed the carrying values for each reporting unit, there is no indication of impairment. Consequently, the second step of the impairment test will not be required.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred.  Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases.  If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease.  We have a valuation allowance at March 31, 2004, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carryforward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of valuation allowance is based on our current estimates of fiscal year 2004 adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Given our historical cumulative loss position and pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” no consideration is given to future taxable income in evaluating the recoverability of our deferred tax assets and the corresponding valuation allowance placed on these assets. Based on this, management believes the valuation allowance recorded at March 31, 2004 is properly stated.  However, if positive evidence of future taxable income is generated over a sufficient period of time, consideration will be given to a reduction of our valuation allowance.

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

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  As of March 31, 2004, a contingent consideration accrual related to these arrangements totaling $4.3 million was recorded on our consolidated balance sheet and was paid to the selling shareholders during April 2004.  See our Annual Report filed on Form 10-K/A for the year ended December 26, 2003, for further details regarding the range of estimated future contingent payments by year.  The timing of recognizing future year contingent earn-outs could be impacted if the continued employment requirements are removed from the earn-out arrangements.  The timing of actual payments would not be impacted by this change.

Results of Operations

Restatement of Prior Period Financial Statements

As discussed in Note(1) to the Financial Statements and in Note 1(b) of the Company’s Form 10-K/A, the Company has restated its previously filed financial statements for the fiscal years 2001, 2002, and 2003 on its Form 10-K/A filed on September 20, 2004 (the “Form 10-K/A”).  Accordingly, the prior year financial data contained in the financial statements and footnotes included in this filing have been restated for these adjustments.

Comparison of Results for the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2004

Revenues. Revenues increased 87% from $52.6 million for the quarter ended March 31, 2003 to $98.3 million for the quarter ended March 31, 2004. The $45.7 million increase was attributable to an increase in domestic revenues of $30.0 million and an increase in international revenues of $15.7 million.  Revenues were also positively affected by the difference between the 13-week quarter in 2003 compared to the 14-week quarter in 2004.

A significant portion of the domestic revenue growth is attributed to incremental revenues from recent acquisitions.  Our new government network services segment generated revenues totaling $11.2 million during the quarter ended March 31, 2004. Our enterprise network services segment generated revenues totaling $2.0 million and $14.4 million for the quarters ended March 31, 2003 and 2004, respectively.  The increase of $12.4 million in 2004 was primarily attributed to $9.8 million of incremental revenue in the first quarter of 2004 that was generated by subsidiaries acquired in 2003. The remaining increase of $3.6 million relates to organic growth.  Finally, the total remaining increase of $6.4 million in domestic revenues came from our wireless network solutions segment.  Such increase is largely attributed to the positive momentum in the wireless industry as evidenced by increases in deployment and engineering activities for certain major carriers we service.

Another significant component of the overall revenue increase is attributable to our Latin American and EMEA operations.  Aggregate increased international revenues totaling $15.7 million from the prior year period were due primarily to certain significant contracts that were awarded during the third quarter of fiscal 2003 in our Mexican operations and strong performance by our European operations. We expect continued revenue growth in 2004 as a result of the 3G network activities by the major wireless carriers in EMEA as well as investment plan of our customers in Mexico.

Revenues by operating segment for the quarters ended March 31, 2003 and 2004 are as follows (in millions):

	2003	2004	$ change	% change
	(restated)
Wireless network services	$50.6	$72.7	$22.1	30.3%
Enterprise network services	2.0	14.4	12.4	620.0%
Government network services	—	11.2	11.2	100.0%
Total revenues	$52.6	$98.3	$45.7	86.9%

Revenues generated by geographic segment for the quarters ended March 31, 2003 and 2004 are as follows (in millions):

	2003	2004	$ change	% change
	(restated)
United States	$44.4	$74.4	$30.0	67.6%
EMEA	5.2	8.6	3.4	65.4%
Latin America	3.0	15.3	12.3	410.0%
Total revenues	$52.6	$98.3	$45.7	86.9%

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

Cost of Revenues. Cost of revenues increased from $39.6 million for the quarter ended March 31, 2003 to $76.4 million for the quarter ended March 31, 2004 primarily due to the corresponding increase in total revenues. Incremental cost of revenues attributable to acquisitions consummated after the first quarter of fiscal year 2003 was $15.1 million during the quarter ended March 31, 2004.  Gross margin during the quarter ended March 31, 2004 decreased from 25% to 22% of total revenues. The decline in gross margin is primarily attributable to requests for turnkey contract services which generally require us to utilize third-party vendors for products and services, thus reducing gross margin.  Gross margin from our acquired HTS business of 17.5% is impacted by the classification of costs in accordance with contract terms with HTS customers.  This decline is offset by a mix of certain projects within our wireless network services segment which produced higher margins due to improved project execution.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined as a percentage of revenue from 23% to 14% for the quarter ended March 31, 2003 and 2004, respectively due to higher revenues between periods. The increase in absolute dollars of $2.0 million from $12.1 million to $14.1 million for the quarters ended March 31, 2003 and 2004, respectively, is primarily due to increased infrastructure costs necessary to support the revenue growth as well as the impact of newly acquired entities since March 31, 2003.

Credit for Doubtful Accounts.  Credit for doubtful accounts was zero and $0.3 million for the quarter ended March 31, 2003 and 2004, respectively.  These credit amounts were calculated based upon a consistent application of the proportion of amounts collected compared to the amounts previously reserved on or before January 1, 2003.  Based on collections received for amounts that had been previously reserved, a reduction of our allowance for doubtful accounts was recorded in the first quarter of 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 33% from $1.8 million to $1.2 million for the quarters ended March 31, 2003 and 2004, respectively.  The decrease is primarily due to the write-off of certain drive test equipment during the fourth quarter of fiscal 2003 (approximately $0.3 million of lower depreciation expense) combined with lower amortization expense for assets under capital leases for which a significant portion reached their full three-year terms and were fully repaid as of March 31, 2004.

Other Income, Net. For the quarter ended March 31, 2003, net other income was $0.8 million compared to $0.4 million for the quarter ended March 31, 2004.  The net decrease totaling $0.4 million was primarily attributable to $0.2 million of lower net interest income resulting from a reduction in cash and cash equivalents and short-term investments between periods and lower foreign currency gain primarily related to negative foreign currency fluctuations with the Mexican Peso.

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

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by operations was $5.0 million for the three months ended March 31, 2003 while cash used in operations was $6.7 million for the three months ended March 31, 2004.  The decrease between periods is primarily due to growth of accounts receivable during the first quarter of fiscal 2004 associated with the growth in revenues as well as certain projects in our Latin America operations.  Based on the terms of these contracts (i.e., billing milestones and project timeline) additional resources have been required up front to procure services and materials to complete the projects.  Our cash payments for such additional resources have not and will not coincide with our collection of related accounts receivable balances as a result of the contract terms.  Cash collected on our trade accounts receivable balances were $43.4 million and $90.8 million for the three months ended March 31, 2003 and 2004, respectively.  This $47.4 million improvement from the prior year is primarily attributed to higher revenues and overall decline in the days sales outstanding from 108 days to 103 days as of March 31, 2003 and 2004, respectively.  Additionally, we have continued to implement more aggressive collection strategies and control our overall operating expenses through more effective and efficient processes.

Cash used in investing activities was $2.6 million and $29.6 million for the three months ended March 31, 2003 and 2004, respectively. Investing activities for the three months ended March 31, 2003 consisted of capital expenditures of $0.8 million and cash paid for acquisition net of cash received of $1.8 million.  During the three months ended March 31, 2004, investing activities represented cash paid of $48.4 million, net of cash received for the acquisition of HTS, capital expenditures of $2.1 million, cash paid totaling $4.0 million for contingent consideration related to prior acquisitions and cash paid of $1.0 million for investment in an unconsolidated affiliate, partially offset by $25.9 million of proceeds from the sale of short-term investments.  See Note 5 to our unaudited consolidated financial statements for further discussion of our acquisitions.

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

As discussed in the “Risks Related to Our Business” section of this Quarterly Report on Form 10-Q/A, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the wireless industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

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

As discussed in the “Risks Related to Our Business” section of this Quarterly Report on Form 10-Q/A, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the wireless-related industry sectors deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

Contractual Obligations and Commitments

Pursuant to the stock purchase agreement for acquisitions made in 2003 in our Enterprise Network Services segment, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for each of the years ending 2004, 2005 and 2006.  In addition, we may pay the restricted cash of $1.0 million to the former stockholders of HTS in January 2005, after all indemnification obligations have been satisfied.  In connection with acquisitions, we agree to make additional payments to sellers contingent upon achievement of performance milestones by the acquired entities.

Assuming the acquired entities reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance paid and accrued through March 31, 2004, would approximate a cumulative total of $11.9 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on the 2003 performance, the aggregate future contingent payments could range from $29.2 to $31.0 million inclusive of the amounts paid and accrued through March 31, 2004 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

The following table summarizes management’s estimate of the potential range of future contingent consideration by year:

	(in millions)
	2004		2005		2006		2007		Total
Potential range of future contingent consideration	$8.1-$8.6	*	$9.4-$10.0	*	$10.3-$11.0	*	$1.4-$1.4	*	$29.2-$31.0	*

Potential portion to be recorded as compensation expense	$3.6-$3.9		$4.1-$4.3		$1.4-$1.5		—		$9.1-$9.7

*Hypothetical range based on estimated annual growth of 15%.

**Potential expense is assumed to be accrued in the fiscal year earned.  The $2.9 million compensation expense in fiscal 2003 is related to payments made in 2004. The timing of recognizing the liabilities and associated expenses for future year contingent payments could be accelerated and subject to periodic re-estimation if the continuous employment clauses are rescinded from the earn-out arrangements.  The timing of cash payments would not be impacted by removing such requirements.

Except as disclosed herein and in our annual report on Form 10-K/A, we currently have no material cash commitments other than our normal recurring trade payables, and expense accruals which are currently expected to be funded through existing working capital and future cash flows from operations.  Other future cash requirements may include the payments of certain tax contingencies as discussed in Note 1(j).  Aside from these recurring operating expenses, future capital expenditures and overall expansion will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry.  Additional capital expenditures may be required in order to stay competitive and effectively service our customers.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable of Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  We evaluated a partnership arrangement that was entered into in 2004 with Mobilitie Partners, LLC, and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions FIN 46R.  Included in our consolidated financial results are $0.2 million total net liabilities which are eliminated at the consolidated level against a corresponding receivable as of March 31, 2004, $0 revenue and $0.2 million of net loss from this partnership for the three months ended March 31, 2004.  Refer to Note 7.

Risks Related to Our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included  in our Annual Report on Form 10-K/A for the year ended December 26, 2003, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, the price of our common stock could decline.  You should also refer to the other information contained in this report, including our unaudited consolidated financial statements and related notes.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the quarter ended March 31, 2004, we had two customers which comprised approximately 24% of our revenues, and our five largest customers accounted for approximately 43% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We completed our acquisition of HTS in January 2004.  In addition, we acquired three other businesses in 2003.  Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time.  We recently filed an acquisition shelf registration statement on Form S-4.  This shelf registration will enable us to issue up to $200 million of our newly issued common stock in one or more acquisition transactions.

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

Government regulations could restrict our ability to hire employees or to utilize employees effectively.

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

As of March 31, 2004, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 22% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Executive Chairman, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 12% is beneficially owned by certain of our other officers and directors and their affiliates. In addition, other members of the Tayebi family owned, incrementally and in the aggregate, approximately 19% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

Our current management, with the participation of our principal executive officer and principal financial officer (Eric DeMarco, who became CEO on April 1, 2004, and Deanna Lund, who became CFO on May 10, 2004), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we and our independent auditors have identified material weaknesses in our internal controls and procedures, as they existed as of December 31, 2003.

In connection with the restatment of our financial statements for the fiscal years 2001, 2002 and 2003, our independent auditors, KPMG LLP, issued a letter to our Audit Committee in which they noted certain matters involving our internal controls and operation that they consider to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants, or AICPA. Reportable conditions are matters coming to the attention of our independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, KPMG has advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.  The material weaknesses reported by our auditors include the following: our control activities in place during the periods impacted by the restatement were insufficient to ensure (i) that various tax exposures were accrued for on a timely basis, (ii) the proper allocation of costs on a particular fixed price contract, (iii) the appropriate classification of changes in estimates of revenues and bad debt expense on various contracts; (iv) that we identified the accounting events associated with the continuation of employee stock options following termination of certain employees; (v) that the company identified the risks associated with measuring progress toward completion on particular turnkey contracts; (vi) that the carrying value of a cost method investment was reevaluated in light of changed circumstances at the investee; (vii) that a goodwill impairment charge was identified and recorded in accordance with the adoption of the new accounting standard for goodwill; (viii) that certain earn-out consideration should have been recorded as compensation expense instead of goodwill and; (ix) that identifiable intangibles purchased in a business combination should have been allocated amortizable value.

Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the periods covered by the filing of this periodic report, and subject to the information set forth in this Item 4, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were inadequate as of December 31, 2003, as further described in this Item 4. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described in the applicable following statements.  Subsequent to December 31, 2003, and up to the filing date of this Form 10-Q/A, we implemented revised control activities to support improved processes under the direction of new financial management. The revised control activities and improved processes include, among other things, expanded supervisory activities and monitoring techniques.

Based on the changes and improvements made since January 1, 2004, our management, including our principal executive officer and principal financial officer (Eric DeMarco became CEO on April 1, 2004 and Deanna Lund became CFO on May 10, 2004), believes that as of the date of this filing, our disclosure controls and procedures that were designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities.  Furthermore, our management, including our principal executive officer and principal financial officer believe such controls have improved since December 31, 2003 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We currently are designing and implementing a new controls environment to address the deficiencies described above. Our disclosure controls and procedures are not capable of preventing all instances of error or fraud. We also note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, our disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems as we develop them may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Based in part upon these changes, the Company’s CEO and CFO believe that as of the filing date of this Quarterly Report on Form 10-Q/A, the Company’s disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Amendment No. 1 on Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. The officer certifications should be read in conjunction this Item 4 with for a more complete understanding of the topics presented.

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

Item 6. Exhibits and Reports on Form 8-K:

(a). Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(2)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (3)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q/A for the quarterly period ended April 2, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q/A for the quarterly period ended April 2, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q/A for the quarterly period ended April 2, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q/A for the quarterly period ended April 2, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

WIRELESS FACILITIES, INC.

	By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President and
Principal Financial Officer

	By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Senior Vice President, Chief Financial Officer and
Chief Accounting Officer

Date: September 20, 2004