Form 10-Q
period 2004-07-02
WIRELESS FACILITIES INC
filed 2004-09-20
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2004

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

As of September 14, 2004 there were 69,030,019 shares of the registrant’s common stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2004

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at December 31, 2003 (restated) and June 30, 2004 (unaudited)

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 (restated and unaudited) and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 (restated and unaudited) and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)

	December 31, 2003	June 30, 2004
	(Restated)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86.6	$44.9
Restricted cash	—	1.0
Short-term investments	27.6	2.0
Accounts receivable, net	94.4	138.9
Accounts receivable - related party	0.2	—
Prepaid expenses	1.9	2.9
Employee loans and advances, net	0.1	0.4
Other current assets	4.3	2.0
Current assets of discontinued operations	1.0	0.2
Total current assets	216.1	192.3

Property and equipment, net	11.2	11.8
Goodwill	31.0	75.3
Other intangibles, net	1.9	5.6
Deferred tax assets, net	14.1	14.3
Investments in unconsolidated affiliates	4.0	2.0
Other assets	0.4	0.8
Non-current assets of discontinued operations	0.1	—
Total assets	$278.8	$302.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13.5	$23.5
Accrued expenses	42.0	42.0
Billings in excess of costs on completed contracts	6.9	6.5
Accrual for contingent acquisition consideration	3.8	—
Accrual for unused office space	1.5	1.0
Income taxes payable, net	1.3	3.3
Capital lease obligations	0.5	0.3
Current liabilities of discontinued operations	0.2	1.9
Total current liabilities	69.7	78.5

Capital lease obligations, net of current portion	0.2	0.1
Accrual for unused office space, net of current portion	2.0	2.1
Other liabilities	1.3	1.4
Total liabilities	73.2	82.1

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies (Note 1)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series B Convertible Preferred Stock, $.001 par value, 90,000 shares outstanding at December 31, 2003 and June 30, 2004, respectively (liquidation preference $45.0)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 62,550,245 and 68,720,377 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	0.1	—
Additional paid-in capital	309.6	317.2
Accumulated deficit	(100.4)	(92.8)
Accumulated other comprehensive loss	(4.0)	(4.7)
Total stockholders’ equity	205.3	219.7
Total liabilities and stockholders’ equity	$278.8	$302.1

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(Restated)		(Restated)	(Restated)
Revenues	$58.3	$102.7	$109.9	$199.8
Cost of revenues	39.0	78.8	77.8	154.2
Gross profit	19.3	23.9	32.1	45.6

Selling, general and administrative expenses	10.9	13.8	22.3	27.5
Credit for doubtful accounts	—	(0.4)	—	(0.7)
Depreciation and amortization	1.8	1.2	3.6	2.4
Operating income	6.6	9.3	6.2	16.4
Other income (expense), net:
Interest income, net	0.1	—	0.4	0.1
Foreign currency gain (loss)	(0.4)	(0.4)	0.1	(0.2)
Impairment of investment in unconsolidated affiliate and other expenses, net	0.1	(3.0)	0.1	(2.9)
Other income (expense), net	(0.2)	(3.4)	0.6	(3.0)

Income from continuing operations before income taxes	6.4	5.9	6.8	13.4
Provision for income taxes	—	1.7	—	3.2
Income from continuing operations	6.4	4.2	6.8	10.2
Loss from discontinued operations	(0.3)	(2.5)	(0.8)	(2.7)
Net income	$6.1	$1.7	$6.0	$7.5

Basic earnings (loss) per common share:
Income from continuing operations	$0.13	$0.06	$0.14	$0.15
Loss from discontinued operations	(0.01)	(0.04)	(0.02)	(0.04)
Net income	$0.12	$0.02	$0.12	$0.11

Diluted earnings (loss) per share:
Income from continuing operations	$0.09	$0.06	$0.10	$0.13
Loss from discontinued operations	(0.01)	(0.04)	(0.02)	(0.03)
Net income	$0.08	$0.02	$0.08	$0.10

Weighted average common shares outstanding:
Basic	51.1	68.3	50.2	66.2
Diluted	72.3	75.5	70.6	76.2

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six months ended June 30,
	2003	2004
	(Restated)
Operating activities:
Income from continuing operations	$6.8	$10.2
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4.7	3.4
Deferred income taxes	—	3.2
Credit for doubtful accounts	(0.4)	(0.7)
Equity (earnings) loss in unconsolidated affiliates	0.1	3.2
Stock based compensation expense	1.0	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5.0	(36.8)
Accounts receivable – related party	0.3	0.2
Income taxes receivable	0.4	—
Prepaid expenses	0.3	(0.7)
Deferred tax asset	(1.6)	(1.3)
Other assets	0.6	2.0
Accounts payable and accrued expenses	1.6	7.0
Accounts payable – related party	(0.4)	—
Billings in excess of costs on completed contracts	(3.1)	(2.2)
Accrual for unused office space	(0.6)	(0.5)
Other liabilities	1.8	1.7
Net cash provided by (used in) continuing operations	$16.5	$(11.3)

Loss from discontinued operations	(0.8)	(2.7)
Changes in net assets and liabilities of discontinued operations	(0.7)	2.6
Net cash used in discontinued operations	(1.5)	(0.1)
Net cash provided by (used in) operating activities	15.0	(11.4)

Investing activities:
Capital expenditures	(2.2)	(3.2)
Purchase of short-term investments	(14.7)	—
Proceeds from sale of short-term investments	1.5	26.3
Investment in unconsolidated subsidiary	—	(1.0)
Cash paid for contingent earn-out consideration	—	(8.3)
Cash paid for company acquisitions, net of cash received	(7.6)	(47.4)
Increase in restricted cash	—	(1.0)
Net cash used in investing activities	(23.0)	(34.6)

Financing activities:
Proceeds from issuance of common stock	15.9	5.4
Repayment of notes payable	(0.5)	—
Repayment of capital lease obligations	(1.5)	(0.3)
Net cash provided by financing activities	13.9	5.1

Effect of exchange rate on cash and cash equivalents	(0.8)	(0.8)

Net increase (decrease) in cash and cash equivalents	5.1	(41.7)
Cash and cash equivalents at beginning of period	99.1	86.6
Cash and cash equivalents at end of period	$104.2	$44.9

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0.2	$0.1
Net cash refunded during the period for income taxes	$0.6	$0.5

Supplemental disclosures of non-cash transactions:
Fair value of assets acquired in acquisitions	$8.8	$—
Cash paid for acquisitions	(8.0)	—
Liabilities assumed in acquisitions	$0.8	$—

Common stock issued pursuant to Employee Stock Purchase Plan	$0.8	$2.0

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)               Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI” or the “Company”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry, the U.S. government, and enterprise customers. Such services include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. WFI’s work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. WFI also provides network management services, which involve day-to-day optimization and maintenance of wireless networks. WFI’s work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management.  WFI also provides services in the areas of mission assurance, product and process validation and verification, and software and applications development.  WFI’s work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks. WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors, a large range of customers from varied commercial and industry sectors that require security integration services, and the U.S. government. WFI’s engagements range from small and short in duration, to large multi-year contracts performed on a domestic and international level. WFI’s services are performed either on a time and materials basis, a cost plus fixed fee, or on a fixed price basis.

(b) Restatement of Prior Period Financial Statements

The Company recently determined that its previously filed financial statements for 2001, 2002 and 2003 required restatements.  The following discussion describes the nature and impact of the restatement items.  The primary reason for the restatement was a recent determination that the Company’s balance sheet did not properly reflect certain accruals which pertained primarily to foreign tax contingencies, and to a lesser degree, certain domestic sales and use tax contingencies.  Accordingly, the Company has restated its previously filed financial statements for the fiscal years 2001, 2002 and 2003 on its Form 10-K/A filed on September 20, 2004 (the “Form 10-K/A”).  The financial statements included in the Form 10-K/A for fiscal years 2001, 2002, 2003, and as of December 31, 2002 and 2003 reflect the appropriate accounting treatment for the tax related contingencies.

Additionally, as part of the restatement process, two other types of adjustments were recorded.  The first type of adjustment pertained to various items that had been previously identified in each of these prior periods, but were not recorded in the preceding periods because they were immaterial.  Certain of these previously unrecorded adjustments became material after they were subsequently refined or impacted by the restatement.  These adjustments were also reflected in the restated financial statements in the Form 10-K/A.  These adjustments related to a variety of topics including period cut-off errors, reclassifications, reconciling differences that impacted asset and liability carrying values, and the timing of revenue recognition.

The second type of adjustment pertained to the correction of the accounting for certain other prior year transactions.  These adjustments included the following: adjustments to reclassify bad debt expense as reductions to revenue, an impairment of the carrying value of a cost-method investment, recording stock compensation expense for changes in employment status which resulted in a modification of the terms of the employee stock options, the correction of an error in the measurement of progress toward contract completion, the correction of improper cost classifications and a contract billing error on a particular contract, a transitional impairment of goodwill of an acquired entity in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", the identification of purchased intangible assets acquired which resulted in a reclassification from goodwill to other intangible assets and the associated amortization expense, and the correction to record certain earn-out consideration as compensation expense rather than additional purchase consideration.

Reliance should be placed solely on the financial statements in the Form 10-K/A and in this report on Form 10-Q and not on the previously published Form 10-K originally filed on March 8, 2004, or on any other previously reported financial statements for the periods identified above.  A complete discussion of the restated financial data is included in Note 1(b) to our consolidated financial statements included in the Form 10-K/A.

A summary of the adjustments impacting net income in the three and six months ended June 30, 2003 is as follows (in millions):

	Three months ended June 30, 2003	Six months ended June 30, 2003

Foreign tax contingencies	$(0.3)	$(0.6)
Prior year unrecorded entries	—	(0.8)
Contract cost misclassifications and duplicate billings on a particular contract	—	0.1
Stock-based compensation expense	(0.2)	(1.0)
Adjust measurement of progress toward completion	1.9	(0.3)
Reclassification of purchased intangibles and related amortization expense	(0.1)	(0.2)
	$1.3	$(2.8)

In addition, the adjustments to present the Company’s network management business as discontinued operations has been reflected in the prior periods. (see Note 7)

The following tables (in millions) show the impact of the restatements on the relevant captions from the Company’s financial statements for the three and six months ended June 30, 2003.  These tables contain only the changed balances and do not represent the complete statements of operations.

	Three months ended June 30, 2003
	As Previously Reported	Adjustments	Discontinued Operations	As Restated
Revenues
Cost of revenues	$56.8	$2.8	$(1.3)	$58.3
Gross profit	39.8	0.3	(1.1)	39.0
	17.0	2.5	(0.2)	19.3

Selling, general and administrative expenses	11.2	0.2	(0.5)	10.9
Credit for doubtful accounts	(0.9)	0.9	—	—
Depreciation and amortization	1.7	0.1	—	1.8
Operating income	5.0	1.3	0.3	6.6

Income from continuing operations before income taxes	4.8	1.3	0.3	6.4
Income from continuing operations	4.8	1.3	0.3	6.4
Loss from discontinued operations	—	—	(0.3)	(0.3)
Net income	$4.8	$1.3	—	$6.1

Basic earnings per common share:
Income from continuing operations	$0.09	0.03	0.01	$0.13
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$0.09	0.03	—	$0.12

Diluted earnings per share:
Income from continuing operations	$0.07	0.01	0.01	$0.09
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$0.07	0.01	—	$0.08

Weighted average common shares outstanding:
Basic	51.1			51.1
Diluted	72.3			72.3

	Six months ended June 30, 2003
	As Previously Reported	Adjustments	Discontinued Operations	As Restated
Revenues	$110.7	$1.5	$(2.3)	$109.9
Cost of revenues	78.8	0.9	(1.9)	77.8
Gross profit	31.9	0.6	(0.4)	32.1

Selling, general and administrative expenses	22.5	1.0	(1.2)	22.3
Credit for doubtful accounts	(2.2)	2.2	—	—
Depreciation and amortization	3.4	0.2	—	3.6
Operating income	8.2	(2.8)	0.8	6.2

Income from continuing operations before income taxes	8.8	(2.8)	0.8	6.8
Income from continuing operations	8.8	(2.8)	0.8	6.8
Loss from discontinued operations	—	—	(0.8)	(0.8)
Net income	$8.8	$(2.8)	—	$6.0

Basic earnings per common share:
Income from continuing operations	$0.18	$(0.06)	$0.02	$0.14
Loss from discontinued operations	—	—	(0.02)	(0.02)
Net income	$0.18	$(0.06)	$—	$0.12

Diluted earnings per share:
Income from continuing operations	$0.12	$(0.03)	$0.01	$0.10
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$0.12	$(0.03)	$—	$0.09

Weighted average common shares outstanding:
Basic	50.2			50.2
Diluted	70.6			70.6

There was no change to the subtotals for cash flows from operating, investing and financing activities in the Statement of Cash Flows for the six months ended June 30, 2003.

(c) Fiscal Calendar and Basis of Presentation

The Company operates and reports using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal year consists of four equal quarters of 13 weeks each, and our 53 week fiscal year consists of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. The quarters presented in this report on Form 10-Q are comparable.  For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our second quarter ended on July 2, 2004, but we present our quarter as ending on June 30, 2004.

The information as of June 30, 2004, and for the three and six month periods ended June 30, 2003 and 2004 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual restated consolidated financial statements for the year ended December 26, 2003, filed on Form 10-K/A on September 20, 2004, with the United States Securities and Exchange Commission.

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

(f) Cash and Cash Equivalents and Short-Term Investments

The Company’s cash equivalents consist of highly liquid investments with an original maturity of three months or less as of the date purchased by the Company.

The Company has evaluated its investment policies consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale.  Based on the Company’s intent, investment policies and related ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classifies such short-term investment securities within current assets.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income or Loss”.  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded to other income (expense), net.  Interest and dividends on securities classified as available-for-sale are included in interest income.  The fair value of short-term investments at June 30, 2004 was as follows (in millions):

	June 30, 2004
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$20.8	$20.8
Money market	18.1	18.1
Corporate securities	6.0	6.0
Restricted cash	1.0	1.0
Cash and cash equivalents	44.9	44.9

Restricted cash	1.0	1.0

Short-term investments:
Corporate notes and bonds	0.7	0.7
U.S. government and agency securities	1.3	1.3
Short-term investments	2.0	2.0

Cash and cash equivalents, restricted cash and short-term investments	$47.9	$47.9

Debt securities recorded at fair value, maturing:
Within one year		$7.3
After one year through five years		0.7
Debt securities recorded at fair value		$8.0

The restricted cash is restricted to use and held in escrow to satisfy any indemnification obligations of the former stockholders of HTS.  The indemnification period ends in January 2005, at which time such restricted cash will either be paid to the former stockholders of HTS or become unrestricted as to use by the Company.

(g) Revenue Recognition

The Company provides services primarily under three types of contracts: fixed-price long-term turnkey contracts; time and materials engagements; and cost plus fixed fee.

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

Accordingly, the revenue we recognize in a given financial reporting period depends on (1) the costs we have incurred for individual projects, (2) our then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects.  If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted.  To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets.  These contractual arrangements with the Company’s customers typically include billing milestones. The billing milestone clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. If a contract is terminated without proper cause by the customer, if the customer creates unplanned / unreasonable time delays, or if the customer modifies the contract tasks / scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional, or excess, costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable. Total unbilled accounts receivable, net at June 30, 2004 was $57.6 million.

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

Revenue from time and materials contracts is recognized when services are rendered at contracted labor rates, when materials are delivered and when direct costs are incurred.

Additionally, based on management’s periodic assessment of the collectibility of its accounts receivable, credit worthiness and financial condition of customers, the Company determines if collection is reasonably assured prior to the recognition of revenue.

(h) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, compensation expense is measured on the date of grant by comparing the current market price of the underlying stock to the exercise price.  If the exercise price is less then the market price compensation expense is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Under SFAS No. 123, the weighted average option price of stock options granted during the six months ended June 30, 2003 and 2004 were $5.53 and $10.41, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Expected term (Hold Period):
Stock Options	4 years	4 years	4 years	4 years
Purchase Plan	6 months	6 months	6 months	6 months
Interest Rate	2.96%	3.14%	2.96%	3.14%
Volatility	100%	100%	100%	100%
Dividends	—	—	—	—

The volatility factor is calculated based on the trailing historical volatility rates over the estimated hold period or, at the minimum, the standard 4-year vesting period.  The actual volatility factor used for the three and six months ended June 30, 2003 reflects a modification to the calculated historical volatility of 102%, based on management’s belief that recent experience indicates that the stock generally has become less volatile and is not indicative of expected future volatility.

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	Restated		Restated
Net income – as reported	$6.1	$1.7	$6.0	$7.5
Add back : Actual stock - based compensation expense included in net earnings	—	—	0.8	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(4.9)	(4.0)	(11.4)	(9.8)
Pro forma net income (loss)	$1.2	$(2.3)	$(4.6)	$(2.3)

Earnings (loss) per common share:
Basic – as reported	$0.12	$0.02	$0.12	$0.11
Basic – pro forma	$0.02	$(0.03)	$(0.09)	$(0.03)
Diluted – as reported	$0.08	$0.02	$0.08	$0.10
Diluted – pro forma	$0.02	$(0.03)	$(0.09)	$(0.03)
Weighted average shares:
Basic – as reported and pro forma	51.1	68.3	50.2	66.2
Diluted – as reported	72.3	75.5	70.6	76.2
Diluted – pro forma	72.3	68.3	50.2	66.2

(i) Accrual for Unused Office Space

Due to the downturn in the wireless telecommunications industry during 2001 through 2002, the Company recorded provisions for losses on unused office space under non-cancelable operating leases ranging in duration from 24 – 96 months.  The initial provision for loss on unused office space was determined based upon management’s analysis, review and assessment of the expected realization of projected sublease income associated with the expected excess facility capacity, compared to the aggregate scheduled lease payments through the remainder of the lease terms. The initial determination and computation of previous provision for loss were performed in accordance with FASB Technical Bulletin (FTB) 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment”.

During 2003, the Company reevaluated its accrual for unused office space. As a result, the Company recorded a $3.2 million reversal of the accrual for unused office space during the fourth quarter of 2003.  The remaining accrual for unused office space as of June 30, 2004 was $3.1 million.  The remaining accrual balance is primarily comprised of amounts payable under certain non-cancelable operating leases requiring payment for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2010.

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

The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred.  Accordingly, based upon the Company’s assessment of the probability of these tax contingencies, it determined that an accrual of $12.9 million was required for foreign tax contingencies and $2.0 million was required for sales and use tax contingencies for those prior periods.

Refer to Note 5 for a discussion of contingent earn-out payments related to acquired businesses.

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

Assuming the entities acquired in 2003 reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance paid through June 30, 2004, would approximate a cumulative total of $11.9 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on 2003 performance, the aggregate future contingent payments could likely range from $29.2 million to $31.0 million inclusive of the amounts paid through June 30, 2004 and the amounts earned from the achievement of the minimum base performance targets.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. A portion of the possible future contingent payments will be recorded as compensation expense, as reflected in the table below.

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

(2)               Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46R (Revised Interpretation) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation.  The Company evaluated a partnership arrangement that was entered in 2004, and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions FIN 46R.   Included in the Company’s consolidated financial results are $0.5 million total net liabilities which are eliminated at the consolidated level against a corresponding receivable as of June 30, 2004, $0 revenue and $0.5 million of net loss from this partnership for the six months ended June 30, 2004.  Refer to Note 8 Related Party Transactions for further discussion.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Weighted average shares, basic	51.1	68.3	50.2	66.2
Dilutive effect of stock options	5.0	2.9	4.2	3.8
Dilutive effect of Series A Convertible Preferred Stock	7.0	—	7.0	—

Dilutive effect of Series B Convertible Preferred Stock	9.0	4.3	9.0	6.2
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	0.2	—	0.2	—
Weighted average shares, diluted	72.3	75.5	70.6	76.2

The following instruments were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Stock options	1.6	4.5	2.1	2.6

Average market value of stock per share	$8.50	$9.94	$7.33	$11.94
Average outstanding stock option price per share	$9.29	$9.82	$9.28	$9.82

On November 3, 2003, 63,637 shares of Series A Convertible Preferred Stock were converted into 7,000,000 shares of the Company’s Common Stock.  In February 2004, 7,742 shares of Series B Convertible Preferred Stock were converted into 774,200 shares of the Company’s Common Stock.  On March 5, 2004, 40,000 shares of Series B Convertible Preferred Stock converted into 4,000,000 shares of the Company’s Common Stock.  The converted shares are reflected in basic weighted shares outstanding based upon the date of conversion. Refer to Note 8 for further details regarding Series A and Series B Convertible Preferred Stock.

(4)               Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc.

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11.4% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a Company employee on TSG’s board of directors.  The equity in earnings from this investment is classified within Other income (expense) in the Company’s consolidated statements of operations.  The balance of the Company’s investment in TSG at June 30, 2004, totaled $1.1 million and has been classified on the consolidated balance sheet under the caption “investment in unconsolidated affiliates.”  On at least a quarterly basis, the Company will obtain and review the financial statements and most recent forecasts of TSG.  Based on that review and inquiries with TSG’s management, the Company determines whether there has been other than a “temporary” impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in TSG has not been impaired as of June 30, 2004.

Diversified Networks, Inc.

During the quarter ended June 30, 2004, the Company determined, based upon events occurring in the second quarter of 2004 at Diversified Networks, Inc. (“DNI”), that there was an other than temporary impairment of its investment in DNI.  Specifically, DNI reported that it was losing a significant customer and that such loss would result in reduced gross margins and profitability.  Additionally, DNI reported that it would need a cash infusion before the end of the year to fund operations and working capital requirements.  Accordingly, the Company concluded that the full carrying value of $3.1 million was impaired.  The write-off of $3.1 million is reflected in impairment of investment in unconsolidated affiliate and other expenses, net in the accompanying consolidated statements of operations.

(5)               Acquisitions

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash.  HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies.

The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141.  The excess purchase price paid over the fair value of tangible net assets acquired of $44.0 million was allocated to goodwill in the amount of $40.1 million, and to identifiable finite-life intangible assets in the amount of $3.9 million.  The identified intangible assets consist of $3.2 million allocated to contracts and backlog, $0.2 million for intellectual property and $0.5 million for a non-compete agreement.  The allocation of the purchase price is subject to adjustments within a one-year period of the acquisition date based on the resolution of pre-acquisition contingencies.  In connection with the Company’s acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment totaling $1.5 million has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit).  The Company recognized approximately $0.1 million and $0.2 million as a reduction of costs against the deferred profit during the three and six months ended June 30, 2004, respectively.  The remaining amount of $1.3 million at June 30, 2004 is estimated to reduce costs through 2008.  The results of operations of HTS since the acquisition date are included in the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2004 and are a component of the government network services operating segment.

The following summary presents pro forma consolidated results of operations for the three and six months ended June 30, 2003 as if the acquisitions described above had occurred at the beginning of the periods, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is also a reconciliation of GAAP (as reported and restated) to pro forma financial results for the three and six months ended June 30, 2003 (all unaudited amounts except per share amounts are in millions):

	Three months ended June 30, 2003			Six months ended June 30, 2003
	As Restated	Pro forma Adjustments	Pro forma	As Restated	Pro forma Adjustments	Pro forma

Revenue	$58.3	$10.4	$68.7	$109.9	$21.5	$131.4
Operating income	$6.6	$1.1	$7.7	$6.2	$2.0	$8.2
Net income	$6.1	$1.0	$7.1	$6.0	$1.7	$7.7

Net income per common share:
Basic	$0.12		$0.14	$0.12		$0.15
Diluted	$0.08		$0.10	$0.09		$0.11
Weighted average shares outstanding:
Basic	51.1		51.1	50.2		50.2
Diluted	72.3		72.3	70.6		70.6

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable.  During the three and six months ended June 30, 2004, the Company paid $4.3 million and $8.3 million, respectively, of contingent consideration to the stockholders of three entities that were acquired in 2003 within the Enterprise Network Services segment.  The Company had estimated and accrued $3.8 million of this contingent consideration as of December 31, 2003.  The $4.3 million that was paid in April 2004 had been accrued as additional contingent consideration pursuant to these arrangements as of March 31, 2004.  In addition, the Company has agreed to pay additional consideration based upon the achievement of earnings targets for fiscal years 2004 through year 2006.  Future additional consideration, if any, will be recorded at the time the outcome is issued or issuable or the outcome is determinable beyond a reasonable doubt.  The timing of recognizing the liabilities and associated expenses for future year contingent payments could be accelerated and subject to periodic re-estimation if the continuous employment clauses are rescinded from the earn-out arrangements.  The timing of payments of earn-outs would not be impacted by removing such requirements.  As of June 30, 2004, there is $1.0 million accrued as contingent consideration due to the former stockholders of HTS, subject to the satisfaction of indemnification obligations through January 2005.

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the three and six months ended June 30, 2004, (in millions) restated:

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill, net
Balance as of March 31, 2004	$25.5	$9.9	$40.2	$75.6
Adjustment	—	(0.3)	—	(0.3)
Balance as of June 30, 2004	25.5	9.6	40.2	75.3

Other intangibles, net
Balance as of March 31, 2004	—	1.9	3.8	5.7
Amortization expense	—	—	(0.1)	(0.1)
Balance as of June 30, 2004	—	1.9	3.7	5.6

Total goodwill and other intangibles, net	$25.5	$11.5	$43.9	$80.9

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill, net
Balance as of December 31, 2003	$25.5	$5.5	$—	$31.0
Acquisition	—	—	40.2	40.2
Accrual for contingent consideration	—	4.3	—	4.3
Adjustment	—	(0.2)	—	(0.2)
Balance as of June 30, 2004	25.5	9.6	40.2	75.3

Other intangibles, net
Balance as of December 31, 2003	—	1.9	—	1.9
Acquisition	—	—	3.9	3.9
Amortization expense	—	—	(0.2)	(0.2)
Balance as of June 30, 2004	—	1.9	3.7	5.6

Total goodwill and other intangibles, net	$25.5	$11.5	$43.9	$80.9

(6)               Segment Information

In 2004, the Company reorganized its operating segments to reflect its current operations and strategic direction.  Effective January 1, 2004, the Company reorganized its business along service lines including three reportable segments:  Wireless Network Services, Enterprise Network Services, and Government Network Services. Revenues and operating income generated by the Company’s reporting segments for the three and six months ended June 30, 2003 and 2004 are as follows (in millions).  All prior period amounts have been reclassified in order to conform with the current period presentation.

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	Restated		Restated
Revenues:
Wireless Network Services	$48.3	$75.5	$97.9	$147.0
Enterprise Network Services	10.0	15.1	12.0	29.5
Government Network Services	—	12.1	—	23.3
Total revenues	$58.3	$102.7	$109.9	$199.8

Operating income:
Wireless Network Services	$5.8	$6.7	$5.4	$11.8
Enterprise Network Services	0.8	1.3	0.8	2.2
Government Network Services	—	1.3	—	2.4
Total operating income	$6.6	$9.3	$6.2	$16.4

Revenues derived by geographic region are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	Restated		Restated
Revenues:
U.S.	$49.9	$75.1	$94.3	$149.2
Central and South America	4.8	17.8	7.8	33.4
Europe, Middle East and Africa	3.6	9.8	7.8	17.2
Total revenues	$58.3	$102.7	$109.9	$199.8

The Company had sales to two separate customers which comprised $10.8 million (10.5%) and $9.4 million (9.2%) and $23.0 million (11.5%) and $17.0 million (8.5%) for the three and six months ended June 30, 2004, respectively. Revenues for these customers are recorded in the Wireless Network Services segment.

(7)               Discontinued Operations

During the second quarter of 2004, the Company made the decision to sell or otherwise divest its Network Management business in Scandinavia, which had previously been reported in its Wireless Network Services segment.  WFI determined that this entity met the criteria to classify it as held for sale.  Accordingly, WFI has reflected this operation as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For the three and six months ended June 30, 2004, respectively, the Network Management business in Scandinavia generated revenues of $0.9 million and $2.1 million, respectively and a net loss of $2.5 million and $2.7 million, respectively, for the same periods.  Included in the net loss for the three and six months ended June 30, 2004 is an asset impairment loss of $0.5 million and a $1.7 million accrual for estimated employee termination costs.  There was no tax benefit provided for these losses due to the uncertain future realizability of tax assets resulting from net operating losses in Scandinavia.  All prior period amounts have been restated to reflect these operations as discontinued.

(8)               Related Party Transactions

On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, with aggregate proceeds of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of net proceeds. Based upon a review by disinterested members of management and the board of directors of terms of comparable transactions available from involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained by affiliated third parties. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share, which was the fair market value of the Common Stock at the closing, at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock Purchase Agreement has a lock-up provision, which expires over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20% of the shares are released from lock-up and available for resale upon conversion. On March 5, 2004, 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company’s Common Stock, of which 1,600,000 shares were transferred free of any lock-up restriction and 2,400,000 shares were transferred subject to the lock-up restriction which will lapse, along with the lock-up restriction on an additional 3,000,000 shares (on an as-converted basis), in three equal tranches of 1,800,000 shares each on May 30, 2004, August 30, 2004 and November 30, 2004.

In 2004, the Company entered into a partnership arrangement with an unrelated individual whereby the Company committed to fund a $1 million line of credit for working capital purposes of the newly created partnership, known as Mobilitie Partners, LLC (“Mobilitie”).  The terms of the line of credit agreement provide for repayment based upon the occurrence of certain future events, such as a monetizing event.  In addition, in the event the Company exits the partnership based upon its evaluation of the viability of the business, WFI is committed to fund approximately $0.4 million of future operating costs of its partner. For this consideration the Company received 15% equity interest in Mobilitie.  The Company reviewed the terms of the partnership agreement and determined that it met the characteristics of a variable interest entity and the requirements for consolidation under FASB Interpretation No. 46R (see Note 2) and, accordingly, Mobilitie is fully consolidated by WFI.  As of June 30, 2004, approximately $0.5 million had been advanced on the line of credit.  For the three and six months ended June 30, 2004, $0 revenue and $0.25 million of net loss and $0 revenue and $0.5 million of net loss, respectively, from this partnership were consolidated.  On June 24, 2004, the Company entered into an agreement with the individual partner for consulting services, whereby the Company will compensate the individual $500 for each cellular site assigned to the Company by a certain major wireless carrier, if such assignment is a direct result of the efforts of the Company’s partner, subject to the conditions of the agreement.  As of June 30, 2004, there have been no amounts earned under this agreement.  Future payments, if any, will be recorded as costs of revenues.

(9)               Legal Matters

In August 2004 and September 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of California.  These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004.  The lawsuits generally allege that, during that time period, the defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels.  Based on these allegations, the lawsuits allege that defendants violated the Securities Exchange Act of 1934.  These actions seek unspecified damages.

Two derivative lawsuis have been filed in the Southern District of California against certain of the Company’s current and former officers and directors.  The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits and the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, unjust enrichment and violations of California’s insider trading laws.  One of the lawsuits also asserts claims for abuse of control, gross mismanagement, waste of corporate assets, and violations of the Sarbanes-Oxley Act of 2002.  The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief.

In August 2004, two virtually identical derivative lawsuits were also filed in San Diego County Superior Court against certain of the Company’s current and former officers and directors.  These lawsuits contain factual allegations similar to those of the federal lawsuits, but plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.  The plaintiffs in these lawsuits seek unspecified damages, equitable and/or injunctive relief, and disgorgement of all profits, benefits and other compensation obtained by defendants.

The Company has retained counsel to defend these lawsuits.  While the litigation is in a preliminary stage, we believe that the plaintiffs’ claims lack merit, and we intend to vigorously defend these lawsuits.  We are unable, however, to predict the ultimate outcome of these lawsuits.  There can be no assurance we will be successful in defending the lawsuits, and, if we are unsuccessful, we may be subject to significant damages.  Even if we are successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns.

(10)        Subsequent Event

On August 4, 2004, the Company completed its acquisition of Defense Systems, Incorporated (DSI), for $6.6 million in cash, subject to certain post-closing adjustments.  Additional consideration of up to $3.2 million can be earned by the former major stockholders of DSI over an 18 month period based upon performance milestones related to certain specified contracts.  Headquartered in Manassas, Virginia, DSI provides a full range of information technology and logistics automation services to federal government and commercial clients, with a strategic focus on providing end-to-end total radio frequency identification (“RFID”) solutions.  The operating results of DSI will be reported in our Government Services Network segment.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited and restated consolidated financial statements and related notes included in our Annual Report filed on Form 10-K/A  for the year ended December 26, 2003 and other reports and filings made with the Securities and Exchange Commission.

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

Reversal of provision for doubtful accounts includes the reversal of estimated losses resulting from the financial inability of our customers to make required payments for services we have performed. We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer’s country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If these factors do not indicate collection is reasonably assured, revenue is deferred until it becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required.  Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project.  We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks.  Total retainages included in accounts receivable were $0.9 million at June 30, 2004.

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

•            In the EMEA region, where revenues grew 120% year over year to $17.2 million, for the first six months of 2004 compared to the same period in 2003, the initial roll out of 3G networks by certain customers has made our European operations the fastest growing in the company.  The 3G activity by the major carriers in Europe has started to positively impact our revenues and operating results.  We expect the increase in new customer engagements during the six months will materialize into greater growth opportunities later this year as the major carriers expand their 3G networks.

•            Our Latin America operations continued to experience significant growth resulting from certain large contracts awarded to us in the third quarter of fiscal year 2003.  We recently received a follow-on contract from these same customers and as a result expect continued growth in our overall international operations based on projected subscriber growth and continued marketplace competition.

•            We believe our government network services segment will build and expand our customer relationships within the Departments of Defense and Homeland Security by taking advantage of the significant opportunities for companies with substantial expertise in wireless technology.  We expect continued growth in revenues and operating income from this new operating segment.

•            We also believe our enterprise network services segment will continue to be a driver for growth.  We continue to be optimistic about the opportunity to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

•            Our effective tax rate for the six months ended June 30, 2004 was 24%, which was higher than our previously expected effective rate of 19%.  The increase in the rate was impacted by the $3.1 million write-off of our investment in a privately held company.  Due to the expected capital loss treatment of this item, for which the Company does not expect any capital transaction in the foreseeable future to offset these expected capital losses, no tax benefit could be recognized.  However, we expect that our annual effective rate excluding this item will be approximately 19% for 2004.  The annual and interim period effective tax rate(s) for 2004 is lower than the statutory rates due to the expected realization of certain tax benefits as a result of fiscal year 2004 forecasted income.

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

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 74% of our revenues for the quarter ended June 30, 2004. Revenue on fixed price contracts generally is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.  The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted.  As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $94.7 million as of June 30, 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred.  Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases.  If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. We have a valuation allowance balance at June 30, 2004, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of our valuation allowance is based on our current estimates of fiscal year 2004 adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted.  Given our historical cumulative loss position and pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” no consideration is given to future taxable income in evaluating the recoverability of our deferred tax assets and the corresponding valuation allowance placed on these assets. Based on this, management believes the valuation allowance recorded at June 30, 2004 is properly stated.  However, if positive evidence of future taxable income is generated over a sufficient period of time, consideration will be given to a reduction of our valuation allowance, and this could occur in the near term.

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

Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of June 30, 2004, the accrual for our partial self-insurance programs approximated $2.1 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation claims limits are $175,000 and $350,000, respectively.

Contingencies and litigation. In August 2004 and September 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, the defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that defendants violated the Securities Exchange Act of 1934. These actions seek unspecified damages.

Two derivative lawsuits have been filed in the Southern District of California against certain of the Company’s current and former officers and directors. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits and the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, unjust enrichment and violations of California’s insider trading laws. One of the lawsuits also asserts claims for abuse of control, gross mismanagement, waste of corporate assets, and violations of the Sarbanes-Oxley Act of 2002. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief.

In August 2004, two virtually identical derivative lawsuits were also filed in San Diego County Superior Court against certain of the Company’s current and former officers and directors. These lawsuits contain factual allegations similar to those of the federal lawsuits, but plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these lawsuits seek unspecified damages, equitable and/or injunctive relief, and disgorgement of all profits, benefits and other compensation obtained by defendants.

The Company has retained counsel to defend these lawsuits. While the litigation is in a preliminary stage, we believe that the plaintiffs’ claims lack merit, and we intend to vigorously defend these lawsuits. We are unable, however, to predict the ultimate outcome of these lawsuits. There can be no assurance we will be successful in defending the lawsuits, and, if we are unsuccessful, we may be subject to significant damages. Even if we are successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns.

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  As of June 30, 2004, we had a $1.0 million contingent consideration accrual related to these arrangements on our consolidated balance sheet.  See our Annual Report filed on Form 10-K/A for the year ended December 26, 2003, for further details regarding the range of estimated future contingent payments by year.  The timing of recognizing liabilities and the associated expense for future year contingent earn-outs could be impacted if the continued employment requirements are removed from the earn-out arrangements.  The timing of actual payments would not be impacted by this change.

Results of Operations

Restatement of Prior Period Financial Statements

As discussed in Note (1) to the Financial Statements and in Note 1 (b) of the Company’s Form 10-K/A, the Company has restated its previously filed financial statements for the fiscal years 2001, 2002 and 2003 on its Form 10-K/A filed on September 20, 2004 (the “Form 10-K/A”).  Accordingly, the prior year financial data contained in the financial statements and footnotes included in this filing have been restated for these adjustments.

Comparison of Results for the Three Months Ended June 30, 2003 (restated) to the Three Months Ended June 30, 2004

Revenues.   Revenues increased from $58.3 million for the three months ended June 30, 2003, to $102.7 million for the three months ended June 30, 2004. The net increase of $44.4 million (76%) was derived primarily from higher domestic revenues and increased revenues from Latin America. Domestic revenues increased $25.2 million, resulting primarily from increased investment by certain large wireless carriers in expansion of their networks and services and certain acquisitions that we consummated during the first half of 2003 and the first quarter of 2004.  The acquisitions contributed approximately $17.1 million of the domestic revenue growth.  Revenues from international markets reflected a net increase of $19.2 million between periods. The increase is primarily attributed to our operations in Mexico which recorded $13.4 million in increased revenues due to the new contracts in Mexico entered into in the third quarter of 2003.  Our EMEA operations also experienced $6.2 million in higher revenues resulting from new contracts primarily in Europe.  Total revenue increased in the second quarter of 2004 compared to the same period in 2003 by $27.2 million, $5.1 million and $12.1 million in our Wireless Network Services, Enterprise Network Services and Government Network Services segments, respectively.

Cost of Revenues.  Cost of revenues increased from $39.0 million for the three months ended June 30, 2003, to $78.8 million for the three months ended June 30, 2004. The $39.8 million or 102% increase resulted primarily from the corresponding increase in revenues during the second quarter of fiscal 2004. The net increase derived from our acquisitions was $13.2 million. Gross margin decreased from 33% for the three months ended June 30, 2003, to 23% for the three months ended June 30, 2004, primarily due to a change in mix of revenues resulting from an increase in revenues in Latin America, which typically experiences lower margins due to the nature of the work performed.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased from $10.9 million for the three months ended June 30, 2003, to $13.8 million for the three months ended June 30, 2004. Approximately $1.7 million of this increase is attributable to the selling, general and administrative expenses incurred by our acquired entities.  In addition, SG&A increased as a result of the increase in revenues noted previously. As a percentage of revenues, selling, general and administrative expenses decreased from 19% for the three months ended June 30, 2003, to 13% for the three months ended June 30, 2004.   The reduction as a percentage of revenues is primarily due to overall economies of scale with higher revenues.

Reversal of Provision for Doubtful Accounts.  Reversal of provision for doubtful accounts was $0 million for the three months ended June 30, 2003 compared to $0.4 million for the three months ended June 30, 2004.   The activity in the three months ended June 30, 2004 is a result of the collection of previously reserved accounts receivable balances.

Depreciation and Amortization Expense.   Depreciation and amortization expense decreased from $1.8 million for the three months ended June 30, 2003, to $1.2 million for the three months ended June 30, 2004. The decrease is primarily attributable to the write-off of certain drive test equipment during the fourth quarter of fiscal 2003 combined with lower amortization expense for assets under capital leases for which a significant portion reached their full three-year terms and were fully repaid as of March 31, 2004.

Other Income (Expense), Net.   For the three months ended June 30, 2003, net other expense was $0.2 million as compared to $3.4 million for the three months ended June 30, 2004. The negative change of $3.2 million in the three months ended June 30, 2004 was primarily attributable to a $3.1 million investment asset impairment charge related to a 2001 investment in a privately-held technology company.

Provision for Income Taxes.   Our effective income tax rate for the three months ended June 30, 2003 was 0% compared to a 29% tax rate for the three months ended June 30, 2004.  The effective tax rate for the quarter ended June 30, 2004 is lower than Federal and State statutory rates primarily because of the realization of certain tax benefits through the reduction of our valuation allowance.  Furthermore, the 2004 effective tax rate has been impacted by the favorable resolution of certain tax items that were reserved for at December 31, 2003. This was offset in part by the impairment loss on the cost method investment recorded in the second quarter of 2004 for which a tax benefit was not recorded due to its expected capital nature.

Loss from Discontinued Operations.  Loss from discontinued operations increased from $0.3 million for the three months ended June 30, 2003 to $2.5 million for the three months ended June 30, 2004.  The increase in 2004 is a result of an asset impairment of $0.5 million and a $1.7 million accrual for estimated employee termination costs.

Comparison of Results for the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2004

Revenues. Revenues increased 82% from $109.9 million for the six months ended June 30, 2003 to $199.8 million for the six months ended June 30, 2004. The $89.9 million increase was attributable to higher domestic revenues of $54.9 million, an increase in EMEA revenues of $9.4 million, and an increase of $25.6 million in our Latin America operations. Approximately $40.1 million of the revenue growth was attributed to the acquisitions made in 2003 and the first quarter of 2004.  Total revenue increased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 by $49.1 million, $17.5 million and $23.3 million in our Wireless Network Services, Enterprise Network Services and Government Network Services segments, respectively

Cost of Revenues. Cost of revenues increased 98% from $77.8 million for the six months ended June 30, 2003 to $154.2 million for the six months ended June 30, 2004 primarily due to the corresponding aforementioned increase in total revenues. Gross margin was 29% of total revenues for the six months ended June 30, 2003, compared to 23% for the six months ended June 30, 2004. The decline in gross margin is due primarily to a change in the mix of revenues resulting from an increase in revenues in our Latin America operations, which typically experiences lower margins due to the nature of the work performed.  The increase in cost of revenues attributable to acquisitions made in 2003 and the first quarter of 2004 was approximately $30.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23% from $22.3 million for the six months ended June 30, 2003 to $27.5 million for the six months ended June 30, 2004. The increase in SG&A dollars incurred is a result of the increased revenues discussed above. As a percentage of revenues, SG&A costs decreased from 20% in the first six months of 2003 to 14% in the six months of 2004.  This decrease is due to economics of scale as revenues increase.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 33% from $3.6 million for the six months ended June 30, 2003 to $2.4 million for the six months ended June 30, 2004.  The decrease is primarily attributed to the write-off of certain drive test equipment during the fourth quarter of fiscal 2003 combined with lower amortization expense for assets under capital leases for which a significant portion reached their full three-year terms and were fully repaid as of March 31, 2004.

Other Income (Expense), Net. For the six months ended June 30, 2003, net other income was $0.6 million compared to net other expense of $3.0 million for the six months ended June 30, 2004. The decrease of $3.6 million was primarily attributed to a $3.1 million investment asset impairment noted previously.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2003 was 0% compared to a 24% tax rate for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2004 is lower than Federal and State statutory rates primarily because of the realization of certain tax benefits through the reduction of our valuation allowance.  Furthermore, the 2004 effective tax rate has been impacted by the favorable resolution of certain tax items that were reserved for at December 31, 2003. This was offset in part by the impairment loss on the cost method investment recorded in the second quarter of 2004 for which a tax benefit was not recorded due to its expected capital nature.

Loss from Discontinued Operations.  Loss from discontinued operations increased from $0.8 million in the six months ended June 30, 2003 to $2.7 million during the same period in 2004.  Included in the loss from discontinued operations of $2.7 million for the six months ended June 30, 2004, is an asset impairment of $0.5 million and a $1.7 million accrual for estimated employee termination costs.  There was no tax benefit provided these losses due to the estimated future realizability of tax assets resulting from net operating losses in Scandinavia.

Liquidity and Capital Resources

Our sources of liquidity included cash and cash equivalents, short-term investments, cash from operations and other external sources of funds. As of June 30, 2004, we had cash and cash equivalents and short-term investments totaling $45.9 million and $2.0 million, respectively, of which approximately $1.0 million is held in escrow to satisfy indemnification obligations of the former stockholders of HTS.

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations was $16.6 million for the six months ended June 30, 2003 while cash used in continuing operations was $11.3 million for the six months ended June 30, 2004.  The use of cash is primarily due to an increase in our overall days sales outstanding on our accounts receivable balances, primarily resulting from contract milestone payment terms on certain of the Company’s large turn key projects, for which the Company is yet unable to bill such amounts until such contractual milestones or payment terms have been met.  The Company expects to collect a substantial amount of these milestone payments aggregating approximately $15.0 to $20.0 million in the third quarter of 2004.

Cash used in discontinued operations was $1.5 million for the six months ended June 30, 2003 compared to $0.1 million for the same period in 2004.

Cash used in investing activities was $23.0 million and $34.6 million for the six months ended June 30, 2003 and 2004, respectively. Investing activities for the six months ended June 30, 2003 included $2.2 million of capital expenditures, $7.6 million related to net initial consideration paid for acquisitions of two privately-held companies and $14.7 million for purchases of short-term investments; partially offset by $1.5 million of proceeds from the sale of short-term investments.  Investing activities for the six months ended June 30, 2004 included capital expenditures of $3.2 million, cash paid for the acquisition of HTS of $47.4 million, cash paid for contingent acquisition consideration of $8.3 million, a $1.0 million investment, partially offset by $26.3 million of proceeds from the sale of short term investments, and a $1.0 million increase in restricted cash held in escrow to satisfy indemnification obligations of the former stockholders of HTS. See Note 5 to our unaudited consolidated financial statements for further discussion of our acquisitions during 2003 and earlier in 2004.

Cash provided by financing activities for the six months ended June 30, 2003 was $13.9 million, which consisted primarily of proceeds from the issuance of common stock totaling $15.9 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, partially offset by the repayment of capital lease obligations and notes payable (originated from a wholly-owned subsidiary acquired in 2003) totaling $2.0 million.  Cash provided by financing activities for the six months ended June 30, 2004 was $5.1 million, which was a result of proceeds from the issuance of common stock totaling $5.4 million associated with exercises of employee stock options, partially offset by repayment of capital lease obligations of $0.3 million.

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

We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts. We believe that our cash and cash equivalent balances and short-term investments will be sufficient to satisfy cash requirements for at least the next twelve months based on the current, existing level of operations. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation or foreign currency fluctuation has had, or is likely in the foreseeable future to have, a material impact on our net or foreign currency fluctuation revenues or results of operations.

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

Assuming the acquired entities reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance paid through June 30, 2004, would approximate a cumulative total of $11.9 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on the 2003 performance, the aggregate future contingent payments could range from $29.2 to $31.0 million inclusive of the amounts paid through June 30, 2004 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

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

Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, future capital expenditures and overall expansion including potential future acquisitions, our future capital needs will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry.  Other future cash requirements may include the payment of certain tax contingencies, as discussed in Note 1(j).  We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditures may be required as deemed necessary, in order to stay competitive and effectively service our customers.

We believe that our cash and cash equivalent balances will be sufficient to satisfy cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.  As part of our acquisition strategy, we may consider obtaining a credit facility in the future to fund future acquisitions.

We are focused on preserving and improving cash and our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts.

Related Party Transactions

For detailed information regarding related party transactions, see Note 8 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  We evaluated a partnership arrangement that was entered into in 2004, and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions FIN 46R.  Included in our consolidated financial results are $0.5 million total net liabilities which are eliminated at the consolidated level against a corresponding receivable as of June 30, 2004, $0 revenue and $0.5 million of net loss from this partnership for the six months ended June 30, 2004.  Refer to Note 8 in the accompanying notes to the consolidated financial statements.

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

The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States and internationally. In recent years, however, many telecommunications carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and a general economic slowdown in the United States and internationally. That trend has only recently begun to change as several large carriers in the U.S. and Latin America have started to once again focus on network expansion. If the rate of growth continues to slow and carriers continue to reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

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

In 2003, we launched significant enterprise-based WLAN (Wireless Local Area Networks) and security systems initiatives—a key component of the growth strategy for our Enterprise Network Services segment. We intend to devote significant resources to developing these initiatives, but we cannot predict that we will achieve widespread market acceptance amongst the enterprises we identify as potential customers. It is possible that some enterprises will determine that their current capital constraints and other factors outweigh their need for WLANs and security systems. As a result, we may be affected by a significant delay in the adoption of WLAN and wireless security systems by enterprises, which would harm our business.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the six months ended June 30, 2004, we had two separate customers which comprised 11.5% and 9.5% of our revenues, and our five largest customers accounted for approximately 42.4% of our total revenues. None of our customers are obligated to purchase additional services from us.  As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We completed our acquisition of HTS in January 2004 and of Defense Systems, Inc. in August 2004.  In addition, we acquired three other businesses in 2003.  Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time.  We recently filed an acquisition shelf registration statement on Form S-4 that will enable us to issue up to $200 million of our newly issued common stock in one or more acquisition transactions.  Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity. In particular Cingular’s plans to acquire AT&T Wireless, both of whom are significant customers of ours. The consolidation of equipment vendors or carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may adversely impact our business.

If our customers do not receive sufficient financing or fail to pay us for services performed, our business may be harmed.

Some of our customers rely upon outside financing to pay the costs of deploying their networks. These customers may fail to obtain adequate financing or experience delays in receiving financing and they may choose the services of our competitors if our competitors are willing and able to provide project financing. Conversely, unfavorable economic conditions have caused and may in the future, cause those customers that have adequate financing to delay deploying or upgrading their networks as they prioritize or ration their capital resources.

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

Each of the markets that we compete in are highly competitive. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results may be harmed. We expect competition to continue and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

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

•                  changes in our effective tax rate including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax asset;

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

Our success depends upon our attracting and retaining key members of our management team. The loss of any of our key members might delay or prevent the achievement of our development and strategic objectives. Our future performance will be substantially dependent upon our ability to attract, retain and motivate key members of our management team

We must also continue to hire and retain additional highly skilled engineering, managerial, business development and sales personnel.  In an effort to manage our costs, it is our policy to hire employees on a project-by-project basis.  Upon completion of an assigned project, the employees are no longer employed by us until we elect to hire them for the next project. Competition for such highly skilled personnel in our industry is intense, especially for engineers and project managers, and we can not be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-efficient manner, our operating results will suffer.

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

The wireless networks that we design, deploy and manage are subject to various regulations issued by the U.S. federal Communications Commission (FCC) and other regulatory bodies in the U.S. and other countries. FCC regulations require that these networks meet certain radio frequency emission standards, not create unallowable interference to other services, and in some cases accept interference from other services. These networks are also subject to government regulations and requirements of local standards bodies outside the United States, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could have a harmful effect on our business, operating results, liquidity and financial position.  Additionally, because we conduct business throughout the United States, many of our activities are subject to different state and local regulatory schemes, including those relative to licensing, taxes and employment matters, with which we are required to comply.

Government regulations could restrict our ability to ability to hire employees or to utilize employees effectively.

As of June 30, 2004, approximately 140, or 7.9% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years.  Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 through 2004.

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

We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the six months ended June 30, 2004, international operations accounted for approximately 25.3% of our total revenues.  Our international business operations are subject to a number of material risks, including, but not limited to:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, newly enacted SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment has resulted in increased estimated costs of over $1.5 million and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

A few individuals own a significant percentage of our stock.

As of September 14, 2004, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 23% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Chairman, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 13% is beneficially owned by certain other of our officers and directors and their affiliates. In addition, other members of the Tayebi family owned, in the aggregate, approximately 19% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business.  In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts.  We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms.   We also filed a universal shelf registration statement on Form S-3.  Under this shelf registration statement, we may sell, in one or more public offerings, shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million.  Such financing or offerings would likely dilute our stockholders’ equity ownership.  In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

We have received notification of delisting from the Nasdaq National Market, which could negatively affect the price, liquidity and volatility of our stock and our ability to raise capital.

On August 16, 2004, we received a Nasdaq Staff Determination indicating our stock is subject to delisting from Nasdaq due to our failure to file timely our Form 10-Q for the second quarter of fiscal 2004.  We had announced on August 4, 2004 that we would not file timely our Form 10-Q for the second quarter of fiscal 2004 as a result of our intention to restate our financial statements file on Form 10-K for the years 2000 through 2003.  As a result of our failure to timely file the 10-Q, we were not in compliance with requirements for continued listing as stated in Marketplace Rule 4310(c)(14).  At a hearing held September 16, 2004, we appealed the delisting notification to the Nasdaq Listing Qualifications Panel (the “Panel”), which is reviewing the Staff Determination.  The delisting of our common stock has been stayed pending the Panel’s decision.  As a result of the filing of our Form 10-K/A and Form 10-Q for the quarter ended June 30, 2004, we believe we are again compliant with these rules, and we expect to continue to be listed on the Nasdaq National Market.  Should our common stock be delisted, however, we could experience materially adverse effects on the liquidity, volatility and price of our stock.  In addition, the lack of a public trading market for our common stock could materially adversely affect our ability to borrow or otherwise raise capital.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Our independent auditors have reported material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

As described in Item 4 of this Report, our independent auditors identified certain matters involving our internal controls and operations that they considered to be “reportable conditions”, as defined by the American Institute of Certified Public Accountants. In addition, our independent auditors have advised us that they consider these matters to be “material weaknesses”

that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

As a result of these findings, we have implemented, and continue to implement, actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls and operations. However, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by our independent accountants or that we will implement and maintain adequate controls over our financial processes and reporting in the future. Our independent auditors have not evaluated the measures we have taken or plan to take to address the material weaknesses described above. In addition, we cannot assure you that additional material weaknesses or reportable conditions in our internal controls will not be discovered in the future.

Any failure to remediate the material weaknesses reported by our independent auditors or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Moreover, we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of June 30, 2004, our Mexican, Brazilian and European subsidiaries were in average net asset positions (i.e. monetary liabilities were greater than monetary assets subject to foreign currency risks) of approximately $13.8 million, $8.6 million, and $14.0 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at June 30, 2004 were approximately $1.4 million, $.9 million and $1.4 million for the Mexico, Brazil and European subsidiaries, respectively.  In the event that the functional currency of China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.3 million for the six months ended June 30, 2004. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents, including restricted cash, as of June 30, 2004 were $45.9 million and are primarily invested in money market interest bearing accounts. Short-term investments as of June 30, 2004 were $2.0 million are primarily corporate notes and bonds and U.S. government and agency debt securities.   A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had a $0.1 million effect on net income for the six months ended June 30, 2004.  We currently do not utilize any derivative financial instruments to hedge interest rate risks.

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

Our current management, with the participation of our principal executive officer and principal financial officer (Eric DeMarco, who became CEO on April 1, 2004 and Deanna Lund, who became CFO on May 10, 2004), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we and our independent auditors have identified material weaknesses in our internal controls and procedures, as they existed as of December 31, 2003.

In connection with the completion of its audit of our restatement of our financial statements for the fiscal years 2001, 2002 and 2003, our independent auditors, KPMG LLP, issued a letter to our Audit Committee in which they noted certain matters involving our internal controls and operation that they consider to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants, or AICPA. Reportable conditions are matters coming to the attention of our independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, KPMG has advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.  The material weaknesses reported by our auditors include the following: our control activities in place during the periods impacted by the restatement were insufficient to ensure (i) that various tax exposures were accrued for on a timely basis; (ii) the proper allocation of costs on a particular fixed price contract; (iii) the appropriate classification of changes in estimates of revenues and bad debt expense on various contracts; (iv) that we identified the accounting events associated with the continuation of employee stock options following termination of certain employees; (v) that the Company identified the risks associated with using subjective output measures in computing revenue recognition on a particular turnkey contract; (vi) that the carrying value of a cost method investment was reevaluated in light of changed circumstances at the investee; (vii) that a goodwill impairment change was identified and recorded in accordance with the adoption of the new accounting standard for goodwill; (viii) that certain earn-out consideration should have been recorded as compensation expense instead of goodwill and; (ix) that identifiable intangibles purchased in a business combination should have been allocated amortizable value.

Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the periods covered by the filing of this periodic report, and subject to the information set forth in this Item 4, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were inadequate as of December 31, 2003, as further described in this Item 4. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described in the applicable following statements. Subsequent to December 31, 2003, and up to the filing date of this Form 10-Q, we implemented revised control activities to support improved processes under the direction of new financial management. The revised control activities and improved processes include, among other things, expanded supervisory activities and monitoring techniques.

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

Based in part upon these changes, the Company’s CEO and CFO believe that as of the filing date of this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. The officer certifications should be read in conjunction this Item 4 for a more complete understanding of the topics presented.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Wireless Facilities, Inc. was held on June 15, 2004. The following proposals were adopted by the votes indicated below:

1.                 To elect a Board of Directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were: Masood K. Tayebi, Ph.D., 59,510,050 for and 1,234,699 withheld; Eric DeMarco, 59,512,014 for and 1,176,884 against; Scott Anderson, 59,573,172 for and 1,171,577 withheld; Scot Jarvis, 59,567,865 for and 1,172,557 withheld; William Owens, 54,686,715 for and 6,058,034 withheld; and Bandel Carano, 59,561,993 for and 1,232,735 withheld.

2.                 To increase the maximum aggregate number of shares that may be used under the 1999 Employee Stock Purchase Plan by 1,000,000 shares: 42,947,074 for, 1,477,830 against, 24,059 abstained and 18,538,642 broker non-vote.

3.                 To ratify the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2004: 62,505,807 for, 462,272 against, and 19,562 abstained.

Item 6. Exhibits and Reports on Form 8-K:

(a). Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(2)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (3)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2004.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2004.*

32.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

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

(b). Reports on Form 8-K:

On April 27, 2004, we filed a report on Form 8-K to furnish to the SEC our press release regarding our financial results for our first fiscal quarter.

On August 4, 2004, we filed a report on Form 8-K to furnish to the SEC our press release regarding our financial results for the second quarter of fiscal year 2004 and to announce that the Company intended to restate its financial statements filed on Form 10-K for the years 2000 through 2003 to accrue for certain foreign tax contingencies and to record adjustments identified in prior years that were deemed immaterial.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS FACILITIES, INC.

	By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer and President

	By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund, CPA
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: September 20, 2004