Form 10-Q
period 2004-10-01
WIRELESS FACILITIES INC
filed 2004-11-10
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2004

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

As of October 1, 2004 there were 69,040,109 shares of the registrant’s common stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2004

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at December 31, 2003 (restated) and September 30, 2004 (unaudited)

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 (restated and unaudited) and 2004 (unaudited)

Consolidated Statement of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2003 (restated and unaudited) and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 (restated and unaudited) and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)

	December 31, 2003	September 30, 2004
	(Restated)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86.6	$53.9
Short-term investments	27.6	2.0
Accounts receivable, net of $6.5 and $6.6 allowance	94.4	132.0
Accounts receivable - related party	0.2	—
Prepaid expenses	1.9	3.1
Employee loans and advances, net	0.1	0.3
Other current assets	4.3	2.2
Current assets of discontinued operations	1.0	0.2
Total current assets	216.1	193.7

Property and equipment, net	11.2	13.4
Goodwill	31.0	80.4
Other intangibles, net	1.9	6.7
Deferred tax assets, net	14.1	14.9
Investments in unconsolidated affiliates	4.0	2.1
Other assets	0.4	0.8
Non-current assets of discontinued operations	0.1	—
Total assets	$278.8	$312.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13.5	$24.9
Accrued expenses	42.0	50.0
Billings in excess of costs on completed contracts	6.9	7.2
Accrual for contingent acquisition consideration	3.8	12.4
Accrual for unused office space	1.5	1.0
Income taxes payable, net	1.3	4.8
Capital lease obligations	0.5	0.3
Current liabilities of discontinued operations	0.2	1.6
Total current liabilities	69.7	102.2

Accrual for unused office space, net of current portion	2.0	1.8
Other liabilities	1.5	1.6
Total liabilities	73.2	105.6

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies (Notes 1, 5 and 9)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series B Convertible Preferred Stock, $.001 par value, 90,000 shares outstanding at December 31, 2003 and September 30, 2004, respectively (liquidation preference $45.0)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 62,550,245 and 69,040,109 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	0.1	0.1
Additional paid-in capital	309.6	318.2
Accumulated deficit	(100.4)	(107.8)
Accumulated other comprehensive loss	(4.0)	(4.4)
Total stockholders’ equity	205.3	206.1
Total liabilities and stockholders’ equity	$278.8	$312.0

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Restated)		(Restated)
Revenues	$66.1	$95.8	$176.0	$295.6
Cost of revenues	47.9	82.4	125.7	236.6
Gross profit	18.2	13.4	50.3	59.0

Selling, general and administrative expenses	16.2	14.3	38.5	41.8
Contingent acquisition consideration and restatement fees	—	13.9	—	13.9
Provision (credit) for doubtful accounts	—	0.1	—	(0.6)
Depreciation and amortization	1.7	1.2	5.3	3.6
Operating income (loss)	0.3	(16.1)	6.5	0.3
Other income (expense), net:
Interest income, net	0.2	—	0.6	0.1
Foreign currency transaction gain (loss)	0.4	0.1	0.5	(0.1)
Impairment of investment in unconsolidated affiliate and other expenses, net	(0.1)	0.2	—	(2.7)
Other income (expense), net	0.5	0.3	1.1	(2.7)

Income (loss) from continuing operations before income taxes	0.8	(15.8)	7.6	(2.4)
Provision (benefit) for income taxes	—	(0.8)	—	2.4
Income (loss) from continuing operations	0.8	(15.0)	7.6	(4.8)
Income (loss) from discontinued operations	0.1	0.1	(0.7)	(2.6)
Net income (loss)	$0.9	$(14.9)	$6.9	$(7.4)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.22)	$0.15	$(0.07)
Income (loss) from discontinued operations	0.00	0.00	(0.02)	(0.04)
Net income (loss)	$0.02	$(0.22)	$0.13	$(0.11)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.22)	$0.11	$(0.07)
Income (loss) from discontinued operations	0.00	(0.00)	(0.01)	(0.04)
Net income (loss)	$0.01	$(0.22)	$0.10	$(0.11)

Weighted average common shares outstanding:
Basic	53.8	68.9	51.4	67.1
Diluted	75.7	68.9	72.3	67.1

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Restated)		(Restated)
Net income (loss)	$0.9	$(14.9)	$6.9	$(7.4)
Foreign currency translation gain (loss)	(0.7)	0.2	(1.2)	(0.4)
Unrealized gain (loss) on short-term investments	0.1	—	—	—
Comprehensive income (loss)	$0.3	$(14.7)	$5.7	$(7.8)

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine months ended September 30,
	2003	2004
	(Restated)
Operating activities:
Income (loss) from continuing operations	$7.6	$(4.8)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7.0	5.5
Credit for doubtful accounts	—	(0.6)
Equity (earnings) loss in unconsolidated affiliates, including impairment charges	0.1	3.1
Stock based compensation expense	5.6	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5.8)	(28.9)
Accounts receivable – related party	0.1	0.2
Income taxes receivable	0.2	—
Prepaid expenses	0.1	(0.9)
Deferred tax asset	(1.6)	0.4
Other assets	(0.7)	2.0
Accounts payable and accrued expenses	3.4	15.6
Accounts payable – related party	(0.5)	—
Billings in excess of costs on completed contracts	(2.2)	(1.5)
Accrual for unused office space	(1.2)	(0.8)
Accrual for contingent consideration related to acquisitions	—	12.4
Other liabilities	1.8	3.3
Net cash provided by continuing operations	13.9	5.2

Loss from discontinued operations	(0.7)	(2.6)
Changes in net assets and liabilities of discontinued operations	(0.5)	2.3
Net cash used in discontinued operations	(1.2)	(0.3)
Net cash provided by operating activities	12.7	4.9

Investing activities:
Capital expenditures	(3.9)	(6.3)
Purchase of short-term investments	(30.7)	—
Proceeds from sale of short-term investments	2.3	26.3
Investment in unconsolidated subsidiary	—	(1.0)
Cash paid for contingent earn-out consideration	—	(8.3)
Cash paid to acquire businesses, net of cash received	(10.9)	(53.9)
Net cash used in investing activities	(43.2)	(43.2)

Financing activities:
Proceeds from issuance of common stock	23.4	6.4
Repayment of notes payable	(0.7)	—
Repayment of capital lease obligations	(2.2)	(0.4)
Net cash provided by financing activities	20.5	6.0

Effect of exchange rate on cash and cash equivalents	(1.4)	(0.4)

Net decrease in cash and cash equivalents	(11.4)	(32.7)
Cash and cash equivalents at beginning of period	99.1	86.6
Cash and cash equivalents at end of period	$87.7	$53.9

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0.3	$0.2
Net cash paid during the period for income taxes	$0.3	$0.2

Supplemental disclosures of non-cash transactions:
Fair value of assets acquired in acquisitions	$20.1	$62.1
Cash paid for acquisitions	(11.7)	(55.0)
Liabilities assumed in acquisitions	$8.4	$7.1

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)               Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI” or the “Company”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI conducts business in three segments:  Wireless Network Services, Government Network Services and Enterprise Network Services. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through its Wireless Network Services division (“WNS”), the U.S. government through its Government Network Services division (“GNS”), and enterprise customers through its Enterprise Network Services division (“ENS”). Such services include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. WFI’s work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. WFI also provides network management services, which involve day-to-day optimization and maintenance of wireless networks. WFI’s work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management.  WFI also provides services in the areas of mission assurance, product and process validation and verification, and software and applications development.  WFI’s work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks. WFI’s customers are primarily mature providers of wireless telecommunication services, wireless equipment vendors, a large range of customers from varied commercial and industry sectors that require security integration services, and the U.S. government. WFI’s engagements range from small and short in duration, to large multi-year contracts performed on a domestic and international level. WFI’s services are performed either on a time and materials basis, a cost plus fixed fee, or on a fixed price basis.

(b) Restatement of Prior Period Financial Statements

In September 2004, the Company restated its previously filed financial statements for the fiscal years 2001, 2002 and 2003 on Form 10-K/A (the “Form 10-K/A”).  The following discussion describes the nature and impact of the restatement items.  The primary reason for the restatement was a determination that the Company’s balance sheet did not properly reflect certain accruals which pertained primarily to foreign tax contingencies, and to a lesser degree, certain domestic sales and use tax contingencies.  The financial statements included in the Form 10-K/A for fiscal years 2001, 2002, 2003, and as of December 31, 2002 and 2003 reflect the appropriate accounting treatment for the tax related contingencies.

Additionally, as part of the restatement process, two other types of adjustments were recorded.  The first type of adjustment pertained to various items that had been previously identified in each of these prior periods, but were not recorded in the preceding periods because they were deemed immaterial.  Certain of these previously unrecorded adjustments became material after they were subsequently refined or impacted by the restatement.  These adjustments were also reflected in the restated financial statements in the Form 10-K/A.  These adjustments related to a variety of topics including period cut-off errors, reclassifications, reconciling differences that impacted asset and liability carrying values, and the timing of revenue recognition.

The second type of adjustment pertained to the correction of the accounting for certain other prior year transactions.  These adjustments included the following: adjustments to reclassify bad debt expense as reductions to revenue, an impairment of the carrying value of a cost-method investment, recording stock compensation expense for changes in employment status which resulted in a modification of the terms of the employee stock options, the correction of an error in the measurement of progress toward contract completion, the correction of improper cost classifications and a contract billing error on a particular contract, a transitional impairment of goodwill of an acquired entity in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, the identification of purchased intangible assets acquired which resulted in a reclassification from goodwill to other intangible assets and the recognition of associated amortization expense, and a correction to record certain earn-out consideration as compensation expense rather than additional purchase consideration.

Reliance should be placed solely on the financial statements in the Form 10-K/A and in this and other reports on Form 10-Q filed since September 20, 2004 and not on the previously published Form 10-K originally filed on March 8, 2004, or on any other previously reported financial statements for the periods identified above.  A complete discussion of the restated financial data is included in Note 1(b) to our consolidated financial statements included in the Form 10-K/A.

A summary of the adjustments impacting net income in the three and nine months ended September 30, 2003 is as follows (in millions):

	Three months ended September 30, 2003	Nine months ended September 30, 2003

Foreign tax contingencies	$(0.4)	$(1.0)
Domestic sales and use tax contingencies	(0.1)	(0.1)
Prior year unrecorded entries	—	(0.8)
Contract cost misclassifications and duplicate billings on a particular contract	—	0.1
Stock-based compensation expense	(4.6)	(5.6)
Adjust measurement of progress toward completion	(0.5)	(0.8)
Reclassification of purchased intangibles and related amortization expense	(0.1)	(0.3)
	$(5.7)	$(8.5)

In addition, adjustments to present the Company’s network management business as discontinued operations have been reflected in the prior periods (see Note 7).

The following tables (in millions) show the impact of both types of restatements on the relevant captions from the Company’s financial statements for the three and nine months ended September 30, 2003.  These tables contain only the changed balances and do not represent the complete statements of operations.

	Three months ended September 30, 2003
	As Previously Reported	Restatement Adjustments	Discontinued Operations	As Restated

Revenues	$68.6	$(1.1)	$(1.4)	$66.1
Cost of revenues	49.9	(0.9)	(1.1)	47.9
Gross profit	18.7	(0.2)	(0.3)	18.2

Selling, general and administrative expenses	11.9	4.5	(0.2)	16.2
Credit for doubtful accounts	(0.9)	0.9	—	—
Depreciation and amortization	1.6	0.1	—	1.7
Operating income	6.1	(5.7)	(0.1)	0.3

Income (loss) from continuing operations before income taxes	6.6	(5.7)	(0.1)	0.8
Income (loss) from continuing operations	6.6	(5.7)	(0.1)	0.8
Income from discontinued operations	—	—	0.1	0.1
Net income	$6.6	$(5.7)	$—	$0.9

Basic earnings per common share:
Income (loss) from continuing operations	$0.12	(0.10)	—	$0.02
Income from discontinued operations	0.00	0.00	—	0.00
Net income	$0.12	(0.10)	—	$0.02

Diluted earnings per share:
Income (loss) from continuing operations	$0.09	(0.08)	—	$0.01
Income from discontinued operations	0.00	—	—	0.00
Net income	$0.09	(0.08)	—	$0.01

Weighted average common shares outstanding:
Basic	53.8			53.8
Diluted	75.7			75.7

	Nine months ended September 30, 2003
	As Previously Reported	Restatement Adjustments	Discontinued Operations	As Restated
Revenues	$179.3	$0.4	$(3.7)	$176.0
Cost of revenues	128.7	—	(3.0)	125.7
Gross profit	50.6	0.4	(0.7)	50.3

Selling, general and administrative expenses	34.4	5.5	(1.4)	38.5
Credit for doubtful accounts	(3.1)	3.1	—	—
Depreciation and amortization	5.0	0.3	—	5.3
Operating income	14.3	(8.5)	0.7	6.5

Income from continuing operations before income taxes	15.4	(8.5)	0.7	7.6
Income from continuing operations	15.4	(8.5)	0.7	7.6
Loss from discontinued operations	—	—	(0.7)	(0.7)
Net income	$15.4	$(8.5)	—	$6.9

Basic earnings per common share:
Income from continuing operations	$0.30	$(0.17)	$0.02	$0.15
Loss from discontinued operations	0.00	—	(0.02)	(0.02)
Net income	$0.30	$(0.17)	$—	$0.13

Diluted earnings per share:
Income from continuing operations	$0.21	$(0.11)	$0.01	$0.11
Loss from discontinued operations	0.00	—	(0.01)	(0.01)
Net income	$0.21	$(0.11)	$—	$0.10

Weighted average common shares outstanding:
Basic	51.4			51.4
Diluted	72.3			72.3

There was no change to the subtotals for cash flows from operating, investing and financing activities in the Statement of Cash Flows for the nine months ended September 30, 2003.

(c) Fiscal Calendar and Basis of Presentation

The Company operates and reports using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal year consists of four equal quarters of 13 weeks each, and our 53 week fiscal year consists of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. However, the 2003 and 2004 quarters presented in this report on Form 10-Q have the same number of weeks.  For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our third quarter ended on October 1, 2004, but we present our quarter as ending on September 30, 2004.

The information as of September 30, 2004, and for the three and nine month periods ended September 30, 2003 and 2004 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual restated consolidated financial statements for the year ended December 26, 2003, filed on Form 10-K/A on September 20, 2004, with the United States Securities and Exchange Commission.

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

(f) Cash and Cash Equivalents and Short-Term Investments

The Company’s cash equivalents consist of highly liquid investments with maturities of three months or less as of the date purchased by the Company.

The Company has evaluated its investment policies consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Corporate securities have been included in cash and cash equivalents since they are primarily comprised of auction rate securities which are repurchased in 7 to 28 day increments.  Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale.  Based on the Company’s intent, investment policies and related ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classifies such short-term investment securities within current assets.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income or Loss”.  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded to other income (expense), net.  Interest and dividends on securities classified as available-for-sale are included in interest income.  The fair value of short-term investments at September 30, 2004 was as follows (in millions):

	September 30, 2004
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$32.9	$32.9
Money market	6.3	6.3
Corporate securities	14.7	14.7
Cash and cash equivalents	53.9	53.9

Short-term investments:
Corporate notes and bonds	0.7	0.7
U.S. government and agency securities	1.3	1.3
Short-term investments	2.0	2.0

Cash and cash equivalents and short-term investments	$55.9	$55.9

(g) Revenue Recognition

The Company provides services primarily under three types of contracts: fixed-price long-term turnkey contracts; time and materials engagements; and cost plus fixed fee.

The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Management believes the cost-to-cost method of percentage of completion closely approximates the results that would be attained if any output measure was used because costs incurred are representative of the progress toward completion. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses for the Company’s government contracts. While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract.  Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates.

Accordingly, the revenue recognized in a given financial reporting period depends on (1) the costs incurred for individual projects, (2) the then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects.  If, in any period, the estimate of the total costs to complete a project is increased or decreased, and/or there is a reduction or increase to the associated contract value, revenue for that period would be impacted.  To the extent that estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from current estimates. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates.

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets.  These contractual arrangements with the Company’s customers typically include billing milestones. The billing milestone clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. If a contract is terminated for the convenience of the customer, if the customer creates unplanned / unreasonable time delays, or if the customer modifies the contract tasks / scope, the Company generally has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional, or excess, costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time.  Under certain of the Company’s contracts, the Company’s ability to ensure recovery from the customer for changes in scope or schedule delays is limited.  The inherent aforementioned risks associated with the presence of potential partial milestone billings, reductions in scope and delays in schedule, are reflected in the Company’s ongoing periodic assessment of the total contract value and the associated revenue recognized.  During the third quarter of 2004, the Company recorded a reduction of $9.8 million in gross margin resulting primarily from increases in estimated costs for contracts signed in 2003.  Certain of these contracts do not contain the change order clauses necessary to ensure recovery of the costs that will be incurred for out of scope work or costs incurred or which may be incurred due to changes in schedule or scope.  The reduction in gross margin also reflects an increase in estimated cost on other contracts identified in the third quarter of 2004.

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

(h) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, compensation expense is measured on the date of grant by comparing the current market price of the underlying stock to the exercise price.  If the exercise price is less then the market price, compensation expense is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Under SFAS No. 123, the weighted average option price of stock options granted during the nine months ended September 30, 2003 and 2004 were $7.74 and $6.26, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Expected term (Hold Period):
Stock Options	4 years	4 years	4 years	4 years
Purchase Plan	6 months	6 months	6 months	6 months
Interest Rate	2.89%	3.44%	2.89%	3.19%
Volatility	100%	95%	100%	99.7%
Dividends	—	—	—	—

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

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	Restated		Restated
Net income (loss) – as reported	$0.9	$(14.9)	$6.9	$(7.4)
Add back : Actual stock - based compensation expense included in net earnings	4.6	—	5.6	0.2
Total stock-based employee compensation expense determined under fair value based method for all awards	(5.1)	(4.0)	(16.6)	(13.8)
Pro forma net income (loss)	$0.4	$(18.9)	$(4.1)	$(21.0)

Earnings (loss) per common share:
Basic – as reported	$0.02	$(0.22)	$0.13	$(0.11)
Basic – pro forma	$0.01	$(0.27)	$(0.08)	$(0.31)
Diluted – as reported	$0.01	$(0.22)	$0.10	$(0.11)
Diluted – pro forma	$0.01	$(0.27)	$(0.08)	$(0.31)
Weighted average shares:
Basic – as reported and pro forma	53.8	68.9	51.4	67.1
Diluted – as reported	75.7	68.9	72.3	67.1
Diluted – pro forma	75.7	68.9	51.4	67.1

(i) Accrual for Unused Office Space

Due to the downturn in the wireless telecommunications industry during 2001 through 2002, the Company recorded provisions for losses on unused office space under non-cancelable operating leases ranging in duration from 24 — 96 months.  The initial provision for loss on unused office space was determined based upon management’s analysis, review and assessment of the expected realization of projected sublease income associated with the expected excess facility capacity, compared to the aggregate scheduled lease payments through the remainder of the lease terms. The initial determination and computation of previous provision for loss were performed in accordance with FASB Technical Bulletin (FTB) 79-15, “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment”.

During 2003, the Company reevaluated its accrual for unused office space. As a result, the Company recorded a $3.2 million reversal of the accrual for unused office space during the fourth quarter of 2003.  The remaining accrual for unused office space as of September 30, 2004 was $2.8 million.  During the nine months ended September 30, 2004, $0.7 million in payments for unused office space were made.  The remaining accrual balance is primarily comprised of amounts payable under certain non-cancelable operating leases requiring payment for certain lease cancellation fees and other lease costs, net of assumed sublease income, with the remainder expected to be paid over the remaining lease terms, which expire in 2010.

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

Based upon the Company’s assessment of the outstanding tax uncertainties and contingencies, the Company determined that an accrual of $13.3 million was required for foreign tax contingencies and $1.6 million was required for sales and use tax contingencies as of September 30, 2004.

Refer to Note 5 for a discussion of contingent earn-out payments related to acquired businesses and refer to Note 9 for a discussion of contingencies related to legal matters.

(2)            Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46R (Revised Interpretation) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation.  The Company evaluated a partnership arrangement that was entered in 2004, and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions FIN 46R.   Included in the Company’s consolidated financial results as of September 30, 2004 are $0 revenue and $0.7 million of net loss from this partnership for the nine months ended September 30, 2004.  Refer to Note 8, “Related Party Transactions” for further discussion.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Weighted average shares, basic	53.8	68.9	51.4	67.1
Dilutive effect of stock options	5.8	—	4.8	—
Dilutive effect of Series A Convertible Preferred Stock	7.0	—	7.0	—
Dilutive effect of Series B Convertible Preferred Stock	9.0	—	9.0	—
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	0.1	—	0.1	—
Weighted average shares, diluted	75.7	68.9	72.3	67.1

The following instruments were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Stock options	1.2	1.7	2.0	3.2
Series B Convertible Preferred Stock	—	4.2	—	5.4
Contingently issuable shares pursuant to Employee Stock Purchase Plan	—	0.1	—	0.1
Total anti-dilutive instruments	1.2	6.0	2.0	8.7

Average market value of stock per share	$13.12	$6.90	$9.25	$10.27
Average outstanding stock option price per share	$9.99	$9.44	$9.99	$9.44

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

(4)               Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc.

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11.4% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a Company employee on TSG’s board of directors.  The equity in earnings from this investment is classified within Other income (expense) in the Company’s consolidated statements of operations.  The balance of the Company’s investment in TSG at September 30, 2004, totaled $1.2 million and has been classified on the consolidated balance sheet under the caption “Investment in unconsolidated affiliates.”  On at least a quarterly basis, the Company will obtain and review the financial statements and most recent forecasts of TSG.  Based on that review and inquiries with TSG’s management, the Company determines whether there has been other than a temporary impairment of its investment. Based on the periodic evaluations, the Company has concluded that the carrying value of its investment in TSG has not been impaired as of September 30, 2004.

Diversified Networks, Inc.

During June 2004, the Company determined, based upon events occurring in the second quarter of 2004 at Diversified Networks, Inc. (“DNI”), that there was an other than temporary impairment of its investment in DNI.  Specifically, DNI reported that it was losing a significant customer and that such loss would result in reduced gross margins and profitability.  Additionally, DNI reported that it would need a cash infusion before the end of the year to fund operations and working capital requirements.  Accordingly, the Company concluded that the full carrying value of $3.1 million was impaired.  The write-off of $3.1 million is reflected in impairment of investment in unconsolidated affiliate and other expenses, net in the accompanying consolidated statements of operations.

(5)               Acquisitions

Defense Systems, Incorporated

On August 4, 2004, the Company completed its acquisition of Defense Systems, Incorporated (DSI), for $6.6 million in cash, subject to certain post-closing adjustments.  The excess purchase price paid over the fair value of tangible net assets acquired of $5.8 million was allocated to goodwill in the amount of $4.2 million and to identifiable finite-life intangibles of $1.6 million.  The identified intangible assets consist of $0.8 million backlog, $0.7 million of customer relationships and $0.1 million non-compete agreement.  The allocation of purchase price is subject to adjustments based on the finalization of the valuation analysis.  Additional consideration of up to $3.2 million can be earned by the former major stockholders of DSI over an 18 month period based upon performance milestones related to certain specified contracts.  The additional consideration if any, will be recorded as goodwill as earned.  Headquartered in Manassas, Virginia, DSI provides a full range of information technology and logistics automation services to federal government and commercial clients, with a strategic focus on providing end-to-end total radio frequency identification (“RFID”) solutions.  The operating results of DSI are reported in our Government Services Network segment.  The operating results for DSI for the three and nine months ended September 30, 2003 are not included in the proforma results presented below since the results were immaterial.

High Technology Solutions, Inc.

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash.  HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies. The excess purchase price paid over the fair value of tangible net assets acquired of $44.0 million was allocated to goodwill in the amount of $40.1 million, and to identifiable finite-life intangible assets in the amount of $3.9 million.  The identified intangible assets consist of $3.2 million allocated to contracts and backlog, $0.2 million for intellectual property and $0.5 million for a non-compete agreement.  The allocation of the purchase price is subject to adjustments within a one-year period of the acquisition date based on the resolution of pre-acquisition contingencies, which is comprised primarily of certain incentive arrangements.  In connection with the Company’s acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment totaling $1.5 million has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit).  The Company recognized approximately $0.1 million and $0.3 million as a reduction of costs against the deferred profit during the three and nine months ended September 30, 2004, respectively.  The remaining amount of $1.2 million at September 30, 2004 is estimated to reduce costs through 2008.  The results of operations of HTS since the acquisition date are included in the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2004 and are a component of the government network services operating segment.

The following summary presents pro forma consolidated results of operations for the three and nine months ended September 30, 2003 as if the HTS acquisition described above had occurred at the beginning of the periods, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is a reconciliation of GAAP (as reported and restated) to pro forma financial results for the three and nine months ended September 30, 2003 (all unaudited amounts except per share amounts are in millions):

	Three months ended September 30, 2003
	As Restated	HTS Adjustment	Pro forma

Revenue	$66.1	$12.9	$79.0
Operating income	$0.3	$1.1	$1.4
Net income	$0.9	$1.0	$1.9

Net income per common share:
Basic	$0.02		$0.04
Diluted	$0.01		$0.03

Weighted average shares outstanding:
Basic	53.8		53.8
Diluted	75.7		75.7

	Nine months ended September 30, 2003
	As Restated	HTS Adjustment	Pro forma

Revenue	$176.0	$34.4	$210.4
Operating income	$6.5	$3.4	$9.9
Net income	$6.9	$3.0	$9.9

Net income per common share:
Basic	$0.13		$0.19
Diluted	$0.10		$0.14

Weighted average shares outstanding:
Basic	51.4		51.4
Diluted	72.3		72.3

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable.  During the nine months ended September 30, 2004, the Company paid $8.3 million of contingent consideration to the selling stockholders of three entities that were acquired in 2003 within the Enterprise Network Services segment.  The Company had estimated and accrued $3.8 million of this contingent consideration as of December 31, 2003.  In addition, the Company has agreed to pay additional consideration to those selling shareholders based upon the achievement of earnings targets for fiscal years 2004 through year 2006.  The timing of recognition of the liabilities and associated expenses for future year contingent payments was accelerated in September 2004 when two of the earn-out agreements were modified to remove continuous employment as a condition to receiving the payments.  The removal of this provision was accounted for as a vesting of the Company’s obligation under the agreement.  Accordingly, the Company recorded a charge of $12.4 million in the third quarter of 2004 for future earn-out consideration for these two companies. The timing of payments of earn-outs will not be impacted by removing such requirements.  Adjustments will be made to the accrued earn-outs in the periods in which changes in estimated earn-outs are made.  Any future additional earn-out consideration above the estimated $12.4 million amount earned by certain shareholders of these two acquisitions will be expensed as earned.  Further, any amounts earned by shareholders of the acquired companies for which there were no continuous employment clauses will result in additional goodwill recorded for those acquisitions when the earn-out consideration is earned.

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the three and nine months ended September 30, 2004, (in millions) restated:

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill, net
Balance as of June 30, 2004	$25.5	$9.6	$40.2	$75.3
Goodwill acquired	—	—	4.8	4.8
Contingent consideration	—	—	0.3	0.3
Adjustment	—	—	—	—
Balance as of September 30, 2004	25.5	9.6	45.3	80.4

Other intangibles, net
Balance as of June 30, 2004	—	1.9	3.7	5.6
Other intangibles acquired	—	—	1.6	1.6
Amortization expense	—	(0.4)	(0.1)	(0.5)
Balance as of September 30, 2004	—	1.5	5.2	6.7

Total goodwill and other intangibles, net	$25.5	$11.1	$50.5	$87.1

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill, net
Balance as of December 31, 2003	$25.5	$5.5	$—	$31.0
Acquisition	—	—	45.0	45.0
Accrual for contingent consideration	—	4.3	0.3	4.6
Adjustment	—	(0.2)	—	(0.2)
Balance as of September 30, 2004	25.5	9.6	45.3	80.4

Other intangibles, net
Balance as of December 31, 2003	—	1.9	—	1.9
Acquisition	—	—	5.5	5.5
Amortization expense	—	(0.4)	(0.3)	(0.7)
Balance as of September 30, 2004	—	1.5	5.2	6.7

Total goodwill and other intangibles, net	$25.5	$11.1	$50.5	$87.1

(6)               Segment Information

In 2004, the Company reorganized its operating segments to reflect its current operations and strategic direction.  Effective January 1, 2004, the Company reorganized its business along service lines including three reportable segments:  Wireless Network Services, Enterprise Network Services, and Government Network Services. Revenues and operating income (loss) generated by the Company’s reporting segments for the three and nine months ended September 30, 2003 and 2004 are as follows (in millions).  All prior period amounts have been reclassified in order to conform with the current period presentation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	Restated		Restated
Revenues:
Wireless Network Services	$51.0	$65.2	$148.9	$212.2
Enterprise Network Services	15.1	16.0	27.1	45.5
Government Network Services	—	14.6	—	37.9
Total revenues	$66.1	$95.8	$176.0	$295.6

Operating income (loss):
Wireless Network Services	$(1.3)	$(5.8)	$4.0	$6.0
Enterprise Network Services	1.6	(11.6)	2.5	(9.4)
Government Network Services	—	1.3	—	3.7
Total operating income (loss)	$0.3	$(16.1)	$6.5	$0.3

Revenues derived by geographic region are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	Restated		Restated
Revenues:
U.S.	$56.0	$67.9	$150.3	$217.1
Central and South America	7.6	18.6	15.4	52.0
Europe, Middle East and Africa	2.5	9.3	10.3	26.5
Total revenues	$66.1	$95.8	$176.0	$295.6

The Company had sales to two separate customers which comprised $12.1 million (12.6%) and $7.8 million (8.1%) and $35.1 million (11.9%) and $24.8 million (8.4%) for the three and nine months ended September 30, 2004, respectively. Revenues for these customers are recorded in the Wireless Network Services segment.

(7)               Discontinued Operations

During the second quarter of 2004, the Company made the decision to sell or otherwise divest its Network Management business in Scandinavia, which had previously been reported in its Wireless Network Services segment.  WFI determined that this entity met the criteria to classify it as held for sale.  Accordingly, WFI has reflected this operation as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  After actively marketing to sell this business for one quarter, the Company made the decision to wind-down this operation in the third quarter of 2004.  As of September 30, 2004 operations have been substantially wound-down.  For the three and nine months ended September 30, 2004, respectively, the Network Management business in Scandinavia generated revenues of $0.5 million and $2.6 million, respectively, and net income of $0.1 million and a net loss of $2.6 million, respectively, for the same periods.  Included in the net loss for the nine months ended September 30, 2004 is an asset impairment loss of $0.5 million and a $1.7 million accrual for estimated employee termination costs.  A total of $0.4 million was paid in cash during the third quarter of 2004, and the remaining balance of the accrued liability at September 30, 2004 was $1.6 million.  There was no tax benefit provided for these losses due to the uncertain future realizability of tax assets resulting from net operating losses in Scandinavia.  All prior period amounts have been restated to reflect these operations as discontinued.

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

In 2004, the Company entered into a partnership arrangement with a separate partnership, comprised of an individual whereby the Company committed to fund a $1 million line of credit for working capital purposes of the newly created partnership, known as Mobilitie Partners, LLC (“Mobilitie”).  The terms of the line of credit agreement provide for repayment based upon the occurrence of certain future events, such as a monetizing event.  In addition, in the event the Company exits the partnership based upon its evaluation of the viability of the business, WFI is committed to fund approximately $0.4 million of future operating costs of its partner. For this consideration the Company received 15% equity interest in Mobilitie.  The Company reviewed the terms of the partnership agreement and determined that it met the characteristics of a variable interest entity and the requirements for consolidation under FASB Interpretation No. 46R (see Note 2) and, accordingly, Mobilitie is fully consolidated by WFI.  As of September 30, 2004, approximately $0.75 million had been advanced on the line of credit.  For the three and nine months ended September 30, 2004, $0 revenue and $0.25 million of net loss and $0 revenue and $0.7 million of net loss, respectively, from this partnership were consolidated.  On June 24, 2004, the Company entered into an agreement with the separate partnership for consulting services, whereby the Company will compensate the separate partnership $500 for certain cellular sites, and 0.3% for other types of cellular sites assigned to the Company by a certain major wireless carrier, if such assignment is a direct result of the efforts of the Company’s partner, subject to the conditions of the agreement.  As of September 30, 2004, there have been no amounts earned under this agreement.  Future payments, if any, will be recorded as costs of revenues.

In 2003, in conjunction with two companies that the Company acquired in its Enterprise Network Services business, the Company assumed certain facility lease obligations for which the facilities were owned by the previous shareholders.  The lease expense, which approximates an aggregate of $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2004 is reflected in the statement of operations.

(9)               Legal Matters

In August 2004 and September 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of California.  These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004.  The lawsuits generally allege that, during that time period, the defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels.  Based on these allegations, the lawsuits allege that defendants violated the Securities Exchange Act of 1934.  These actions seek unspecified damages. The parties stipulated, and the Court ordered, that these lawsuits be consolidated.  On December 2, 2004, the Court will hear plaintiffs’ motions to be appointed lead plaintiff and for appointment of lead plaintiffs’ counsel.  Plaintiffs will then be required to file a consolidated complaint sixty days after the Court enters an order appointing lead plaintiff and lead plaintiffs’ counsel and defendants will have forty-five days to respond.

Two derivative lawsuits have been filed in the U.S. District Court, Southern District of California against certain of the Company’s current and former officers and directors.  The allegations in these lawsuits are substantially similar to those in the class action lawsuits and the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, unjust enrichment and violations of California’s insider trading laws.  One of the lawsuits also asserts claims for abuse of control, gross mismanagement, waste of corporate assets, and violations of the Sarbanes-Oxley Act of 2002.  The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief.  On December 2, 2004, the Court will hear plaintiffs’ motions to consolidate and to be appointed lead plaintiffs’ counsel. Forty-five days after the Court enters an order on consolidating the cases and appointing lead counsel, plaintiffs will be required to file a consolidated complaint.

In August 2004, two virtually identical derivative lawsuits were also filed in San Diego County Superior Court against certain of the Company’s current and former officers and directors.  These lawsuits contain allegations similar to those of the federal lawsuits, but plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.  The plaintiffs in these lawsuits seek unspecified damages, equitable and/or injunctive relief, and disgorgement of all profits, benefits and other compensation obtained by defendants. The parties stipulated, and the Court ordered, that these lawsuits be consolidated.  Plaintiffs filed a consolidated complaint on October 14, 2004, and currently defendants are scheduled to respond to that complaint on or before December 15, 2004.

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

Overview

We are an independent provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through our Wireless Network Services division (“WNS”), the U.S. government through our Government Network Services division (“GNS”), and enterprise customers through our Enterprise Network Services division (“ENS”). The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. Our work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management.  We also provide services in the areas of mission assurance, product and process validation and verification, and software and applications development.  Our work for enterprise customers primarily involves the design, deployment, and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

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

•            In the EMEA region, where revenues grew 157% year over year to $26.5 million, for the first nine months of 2004 compared to the same period in 2003, the initial roll out of 3G networks by certain customers has made our European operations the fastest growing in the company.  The 3G activity by the major carriers in Europe has started to positively impact our revenues and operating results.

•            Our Latin America operations continued to experience significant growth resulting from certain large contracts awarded to us in 2003 and 2004.  We recently received a follow-on contract from these same customers and as a result expect continued growth in the foreseeable future in our overall international operations based on projected subscriber growth and continued marketplace competition.

•            We believe our government network services segment will build and expand our customer relationships within the Departments of Defense and Homeland Security by taking advantage of the significant opportunities for companies with substantial expertise in wireless technology.  We expect continued growth in the foreseeable future in revenues and operating income from this new operating segment.

•            We also believe our enterprise network services segment will continue to be a driver for growth.  We continue to be optimistic about the opportunity to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

•            Our tax provision for the nine months ended September 30, 2004 was $2.4 million on a loss from continuing operations of $2.4 million.  The provision was impacted by the $3.1 million write-off of our investment in a privately held company in the second quarter of 2004 and by the $12.4 million charge for earn-out consideration in the third quarter of 2004.  Due to the expected capital loss treatment of the investment impairment item, for which the Company does not expect any capital transaction in the foreseeable future to offset these expected capital losses, no tax benefit could be recognized.  Further, due to the capital nature of the contingent acquisition consideration, no tax benefit could be recognized.  As the Company expects to refine its projected forecasts of taxable income and the associated tax rate forecasts for 2005 in the fourth quarter of 2004, our expected rate in the fourth quarter of 2004 and forward could change as such refinements could result in a change in our tax valuation allowance recorded against deferred tax assets.

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

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 63% of our revenues for the quarter ended September 30, 2004. Revenue on fixed price contracts generally is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.  The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted.  As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

A cancellation, schedule delay or modification of a fixed price contract which is accounted for using the percentage-of-completion method, may adversely affect our gross margins for the period in which the contract is modified, delayed or cancelled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins.  In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to our gross margin.

In addition, many of our contracts include milestone billings. If a contract is terminated or if the scope of a contract changes prior to a milestone billing, the amount of revenue we recognize may change, based upon the specific termination clauses of the contract, which would affect our revenue and gross margin in the period in which the contract is terminated or the scope is changed.

During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $102.6 million as of September 30, 2004.

We are required to perform, at a minimum, an annual impairment review of goodwill and infinite lived intangible assets unless specific evidence identified as a triggering event would warrant an accelerated review of our goodwill and intangible assets with indefinite lives. The first step of the goodwill impairment review requires the Company to determine and compare the fair value of its defined reporting units to their carrying values as of the evaluation date. The fair value for each reporting unit is determined using an undiscounted cash flow valuation analysis. The carrying values of each reporting unit are determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. If the estimated fair values are less than the carrying values for each reporting unit, an indication of impairment exists.  The second step of the impairment test is to measure the estimated fair value and record any, resulting amount of impairment.

Accounting for income taxes and tax contingencies. As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheet. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered as a result of taking future deductions against future taxable income.  To the extent we believe that it is more likely than not that we do not recover the deferred tax assets, a valuation allowance is established to mitigate such risk resulting in an additional related provision for income taxes during the period. If we are required to further increase the valuation allowance in the future, it could have an adverse impact on our results of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred.  Management assesses this probability based upon known tax cases, and information provided to us by our tax advisors and our legal advisors.  If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. We have a valuation allowance balance at September 30, 2004, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of our valuation allowance is based on our current estimates of fiscal year 2004 adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted.  Management believes the valuation allowance recorded at September 30, 2004 is properly stated.  However, if positive evidence of future taxable income is generated over a sufficient period of time, consideration will be given to a reduction of our valuation allowance, and this could occur in the near term.  The Company will refine its projected forecasts for taxable income and the associated income tax rate forecasts for 2005 in the fourth quarter of 2004. Based on this analysis, the amount of the valuation allowance could change which could impact our effective tax rate.

Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of September 30, 2004, the accrual for our partial self-insurance programs approximated $2.2 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation per claim limits are $175,000 and $350,000, respectively.

Contingencies and litigation.  We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable.  Where a liability is probable and there is a range of estimated loss, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations.

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  The timing of recognition of the liabilities and associated expenses for future year contingent payments for certain acquisitions the Company made in 2003 was accelerated in September 2004 when two of the earn-out agreements were modified to remove continuous employment as a condition to receiving the payments.  The removal of this provision was accounted for as a vesting of the Company’s obligation under the agreement.  Accordingly, the Company recorded a charge of $12.4 million in the third quarter of 2004 for future earn-out consideration for certain shareholders of these two companies. The timing of payments of earn-outs will not be impacted by removing such requirements.  Adjustments will be made to the accrued earn-outs in the periods in which changes in estimated earn-outs are made.  As of September 30, 2004, we recorded a $12.4 million contingent consideration accrual related to these arrangements.  See our Annual Report filed on Form 10-K/A for the year ended December 26, 2003, for further details regarding the range of estimated future contingent payments by year.

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

Comparison of Results for the Three Months Ended September 30, 2003 (restated) to the Three Months Ended September 30, 2004

Revenues.   Revenues increased from $66.1 million for the three months ended September 30, 2003, to $95.8 million for the three months ended September 30, 2004. The net increase of $29.7 million (45%) was derived primarily from higher domestic revenues and increased international revenues from Latin America and our EMEA division. Domestic revenues increased $11.9 million, resulting primarily from acquisitions that we consummated in 2004, as well as increases in activity with certain domestic carriers offset by a decline in revenues as a result of the recent merger of ATT and Cingular.  The acquisitions contributed approximately $15.4 million of the domestic revenue growth.  Revenues from international markets reflected a net increase of $17.8 million between periods. The increase is primarily attributed to our operations in Mexico which recorded $11.0 million in increased revenues due to the new contracts in Mexico entered into in 2003 and 2004.  Our EMEA operations also experienced $6.8 million in higher revenues resulting from new contracts primarily in Europe.  Total revenue increased in the third quarter of 2004 compared to the same period in 2003 by $14.2 million, $0.9 million and $14.6 million in our Wireless Network Services, Enterprise Network Services and Government Network Services segments, respectively.

Cost of Revenues.  Cost of revenues increased from $47.9 million for the three months ended September 30, 2003, to $82.4 million for the three months ended September 30, 2004. The $34.5 million or 72% increase resulted primarily from the corresponding increase in revenues during the third quarter of fiscal 2004. The net increase derived from our acquisitions was $12.0 million. Gross margin decreased from 28% for the three months ended September 30, 2003, to 14% for the three months ended September 30, 2004, primarily due to a reduction of $9.8 million in gross margin recorded in the third quarter of 2004 resulting primarily from increases in estimated costs for contracts signed in 2003.  Certain of these contracts do not contain the change order clauses necessary to ensure recovery of the costs that will be incurred for out of scope work or costs incurred or which maybe incurred due to changes in schedule or scope.  The reduction in gross margin also reflects an increase in estimated costs on other contracts that were identified during the current quarter.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased from $16.2 million for the three months ended September 30, 2003, to $14.3 million for the three months ended September 30, 2004.  As a percentage of revenues, selling, general and administrative expenses decreased from 24.5% in the third quarter of 2003 to 14.9% in the same period in 2004. The decrease of $1.9 million is primarily due to a decrease of $4.6 million in stock based compensation expense that was recorded during the three months ended September 30, 2003, offset in part by an increase in required support costs in relation to the increase in revenues noted previously.

Contingent Acquisition Consideration and Restatement Fees.  In September 2004, we amended the purchase agreements related to two of the companies acquired in our Enterprise Network Services division in 2003 to more accurately reflect the intent of the transactions, resulting in a rescission of the continuous employment clauses from the earn-out arrangements.  These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004.  In addition, the Company incurred approximately $1.5 million of general and administrative costs related to its restatement during the third quarter, primarily due to legal and accounting fees incurred.

Provision (Credit) for Doubtful Accounts.  Provision for doubtful accounts was $0 million for the three months ended September 30, 2003 compared to $0.1 million for the three months ended September 30, 2004.   The activity in the three months ended September 30, 2004 is a result of additional allowances taken on accounts receivable balances.

Depreciation and Amortization Expense.   Depreciation and amortization expense decreased from $1.7 million for the three months ended September 30, 2003, to $1.2 million for the three months ended September 30, 2004. The decrease is primarily attributable to the write-off of certain drive test equipment during the fourth quarter of fiscal 2003 combined with lower amortization expense for assets under capital leases for which a significant portion reached their full three-year terms and were fully repaid as of March 31, 2004, offset in part by an increase in the amortization of purchased intangibles related to our acquisitions during 2003 and the first quarter of 2004.

Other Income (Expense), Net.   For the three months ended September 30, 2003, net other expense was $0.5 million as compared to $0.3 million for the three months ended September 30, 2004, primarily reflecting a reduction in interest income due to a reduction in cash balances from September 30, 2003.

Provision (Benefit) for Income Taxes.   Our effective income tax rate for the three months ended September 30, 2003 was 0% compared to a 5% tax benefit for the three months ended September 30, 2004.  The effective tax rate for the quarter ended September 30, 2004 is lower than Federal and State statutory rates primarily because a tax benefit was not recorded for the charge for contingent acquisition consideration of $12.4 million in the third quarter of 2004 due to its capital nature.

Income from Discontinued Operations.  Income from discontinued operations was $0.1 million for the three months ended September 30, 2003 compared to $0.1 million for the three months ended September 30, 2004.

Comparison of Results for the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2004

Revenues. Revenues increased 68% from $176.0 million for the nine months ended September 30, 2003 to $295.6 million for the nine months ended September 30, 2004. The $119.6 million increase was attributable to higher domestic revenues of $66.8 million, an increase in EMEA revenues of $16.2 million, and an increase of $36.6 million in our Latin America operations. Approximately $55.5 million of the revenue growth was attributed to the acquisitions made in 2003 and 2004.  Total revenue increased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 by $63.3 million, $18.4 million and $37.9 million in our Wireless Network Services, Enterprise Network Services and Government Network Services segments, respectively

Cost of Revenues. Cost of revenues increased 88% from $125.7 million for the nine months ended September 30, 2003 to $236.6 million for the nine months ended September 30, 2004 primarily due to the corresponding aforementioned increase in total revenues. Gross margin was 29% of total revenues for the nine months ended September 30, 2003, compared to 20% for the nine months ended September 30, 2004. The decline in gross margin is due primarily to the reduction of $9.8 million recorded in the third quarter of 2004 for contractual obligations discussed previously, as well as to a change in the mix of revenues resulting from an increase in revenues in our Latin America operations, which typically experiences lower gross margins due to the nature of the work performed.  The increase in cost of revenues attributable to acquisitions made in 2003 and 2004 was approximately $42.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9% from $38.5 million for the nine months ended September 30, 2003 to $41.8 million for the nine months ended September 30, 2004.  As a percentage of revenues, selling, general and administrative expenses decreased from 21.9% in the nine months ended September 30, 2004 to 14.1% in the same period in 2004. The increase in SG&A dollars incurred is related to a decrease in stock-based compensation expense of $5.4 million in the nine months ended September 30, 2003, offset in part by an increase due to the increased revenues discussed above. As a percentage of revenues, SG&A costs decreased from 22% in the first nine months of 2003 to 14% in the nine months of 2004.  This decrease is due to economics of scale as revenues increase.

Contingent Acquisition Consideration and Restatement Fees.  As discussed previously, we recorded a $12.4 million charge in the third quarter of 2004 for contingent acquisition consideration.  In addition, the Company incurred approximately $1.5 million of general and administrative costs related to its restatement during the third quarter, primarily due to legal and accounting fees incurred.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 32% from $5.3 million for the nine months ended September 30, 2003 to $3.6 million for the nine months ended September 30, 2004.  The decrease is primarily attributed to the write-off of certain drive test equipment during the fourth quarter of fiscal 2003 combined with lower amortization expense for assets under capital leases for which a significant portion reached their full three-year terms and were fully repaid as of March 31, 2004, offset in part by an increase in the amortization of purchased intangibles related to the Company’s acquisitions during 2003 and the first quarter of 2004.

Other Income (Expense), Net. For the nine months ended September 30, 2003, net other income was $1.1 million compared to net other expense of $2.7 million for the nine months ended September 30, 2004. The decrease of $3.8 million was primarily attributed to a $3.1 million investment asset impairment recorded in the second quarter of 2004.

Provision (Benefit) for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2003 was 0% compared to a provision of 100%, or a $2.4 million provision on a loss from continuing operations of $2.4 million, for the nine months ended September 30, 2004. The 2004 effective tax rate was impacted by the $3.1 million impairment loss on the cost method investment for which a tax benefit was not recorded due to its expected capital nature, as well as the charge for the contingent acquisition consideration of $12.4 million for which a tax benefit was not provided due to its capital nature.

Loss from Discontinued Operations.  Loss from discontinued operations increased from $0.7 million in the nine months ended September 30, 2003 to $2.6 million during the same period in 2004.  Included in the loss from discontinued operations of $2.6 million for the nine months ended September 30, 2004, is an asset impairment of $0.5 million and a $1.7 million accrual for estimated employee termination costs.  There was no tax benefit provided these losses due to the estimated future realizability of tax assets resulting from net operating losses in Scandinavia.

Liquidity and Capital Resources

Our sources of liquidity included cash and cash equivalents, short-term investments, cash from operations and other external sources of funds such as proceeds from issuance of our common stock. As of September 30, 2004, we had cash and cash equivalents and short-term investments totaling $53.9 million and $2.0 million, respectively.

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations for the nine months ended September 30, 2003 and 2004 was $13.9 million and $5.2 million, respectively.

Cash used in discontinued operations was $1.2 million for the nine months ended September 30, 2003 compared to $0.3 million for the same period in 2004.

Cash used in investing activities was $43.2 million for the nine months ended September 30, 2003 and 2004.  Investing activities for the nine months ended September 30, 2003 included $3.9 million of capital expenditures, $10.9 million related to net initial consideration paid for acquisitions of two privately-held companies and $30.7 million for purchases of short-term investments; partially offset by $2.3 million of proceeds from the sale of short-term investments.  Investing activities for the nine months ended September 30, 2004 included capital expenditures of $6.3 million, cash paid net of cash acquired for the acquisition of HTS of $47.4 million, cash paid net of cash acquired for the acquisition of DSI of $6.5 million, cash paid for contingent acquisition consideration of $8.3 million, a $1.0 million investment in Tactical Survey Group, Inc., partially offset by $26.3 million of proceeds from the sale of short term investments.  See Note 5 to our unaudited consolidated financial statements for further discussion of our acquisitions during 2003 and 2004.

Cash provided by financing activities for the nine months ended September 30, 2003 was $20.5 million, which consisted primarily of proceeds from the issuance of common stock totaling $23.4 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, partially offset by the repayment of capital lease obligations and notes payable (originated from a wholly-owned subsidiary acquired in 2003) totaling $2.9 million.  Cash provided by financing activities for the nine months ended September 30, 2004 was $6.0 million, which was a result of proceeds from the issuance of common stock totaling $6.4 million associated with exercises of employee stock options, partially offset by repayment of capital lease obligations of $0.4 million.

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

Contractual Obligations and Commitments

Pursuant to the stock purchase agreement for acquisitions made in 2003 in our Enterprise Network Services segment, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for each of the years ending 2004, 2005 and 2006.  In connection with future acquisitions, we may agree to make additional payments to sellers contingent upon achievement of performance milestones by the acquired entities.

Assuming the acquired entities reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2003 through 2006, including the balance paid through September 30, 2004, would approximate a cumulative total of $11.9 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on the 2003 performance, the aggregate future contingent payments could range from $29.2 to $31.0 million inclusive of the amounts paid through September 30, 2004 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

The following table summarizes management’s estimate of the potential range of future contingent consideration by year:

	(in millions)
	2004		2005		2006		2007		Total
Potential range of future contingent consideration	$8.1-$8.6	*	$9.4-$10.0	*	$10.3-$11.0	*	$1.4-$1.4	*	$29.2-$31.0	*

*Hypothetical range based on estimated annual growth of 15%.

Any future additional earn-out consideration greater than or less than the estimated $12.4 million amount recorded for certain shareholders of these two acquisitions will be recorded as a component of income when changes in estimates are made.  Further, any amounts earned by shareholders of those acquired companies for which there were no continuous employment clauses will result in additional goodwill recorded for those acquisitions when the earn-out consideration is earned.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  We evaluated a partnership arrangement that was entered into in 2004, and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions FIN 46R.  Included in our consolidated financial results are $0.8 million total net liabilities which are eliminated at the consolidated level against a corresponding receivable as of September 30, 2004, $0 revenue and $0.7 million of net loss from this partnership for the nine months ended September 30, 2004.  Refer to Note 8 in the accompanying notes to the consolidated financial statements.

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

The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States and internationally. In recent years, however, many telecommunications carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and a general economic slowdown in the United States and internationally. That trend has only recently begun to change as several large carriers in the U.S. and Latin America have started to once again focus on network expansion. If the rate of growth slows and carriers continue to reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the nine months ended September 30, 2004, we had two separate customers which comprised 11.9% and 8.4% of our revenues, and our five largest customers accounted for approximately 41.5% of our total revenues. None of our customers are obligated to purchase additional services from us.  As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We completed our acquisition of HTS in January 2004 and of Defense Systems, Inc. in August 2004.  In addition, we acquired three other businesses in 2003.  Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time.  We filed an acquisition shelf registration statement on Form S-4 that will enable us to issue up to $200 million of our newly issued common stock in one or more acquisition transactions.  Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity. In particular Cingular’s recent acquisition of AT&T Wireless, both of whom are significant customers of ours. The consolidation of equipment vendors or carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may adversely impact our business.

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

As of September 30, 2004, approximately 145 or 15% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years.  Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 through 2004.

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

We currently have international operations, including offices in Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the nine months ended September 30, 2004, international operations accounted for approximately 26.6% of our total revenues.  Our international business operations are subject to a number of material risks, including, but not limited to:

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

As of October 1, 2004, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 23% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Chairman, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 13% is beneficially owned by certain other of our officers and directors and their affiliates. In addition, other members of the Tayebi family owned, in the aggregate, approximately 19% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change in control or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Our independent auditors have reported material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements.

As described in Item 4 of this Report, our independent auditors identified certain matters involving our internal controls and operations that they considered to be “reportable conditions”, as defined by the American Institute of Certified Public Accountants. In addition, our independent auditors have advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.  In addition, as part of our compliance with Sarbanes Oxley section 404, we have identified additional deficiencies and material weaknesses.

As a result of these findings, we have implemented, and continue to implement, actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls and operations. However, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by our independent accountants or identified by us, or that we will implement and maintain adequate controls over our financial processes and reporting in the future. Our independent auditors have not yet evaluated the measures we have taken or plan to take to address the material weaknesses described above. In addition, we cannot assure you that additional material weaknesses or reportable conditions in our internal controls will not be discovered in the future.

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

Our internal control over financial reporting may not be considered effective.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our internal controls over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the new standard issued by the Public Company Accounting Oversight Board.

We are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert such internal control is effective.  While management believes that we will be able to remediate any identified material weaknesses, we cannot provide assurance that we will have sufficient time to remediate all identified weaknesses. Accordingly, we may be unable to assert that our internal control over financial reporting is effective as of December 31, 2004 or our auditors may be unable to attest that our management’s report is fairly stated or they may be unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of September 30, 2004, our Mexican, Brazilian and European subsidiaries were in average net asset positions (i.e. monetary liabilities were greater than monetary assets subject to foreign currency risks) of approximately $11.7 million, $8.2 million, and $16.2 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at September 30, 2004 were approximately $1.2 million, $.8 million and $1.6 million for the Mexico, Brazil and European subsidiaries, respectively.  In the event that the functional currency of China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.5 million for the nine months ended September 30, 2004. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of September 30, 2004 were $53.9 million and are primarily invested in money market interest bearing accounts and corporate securities which are primarily comprised of auction rate securities which are repurchased in 7 to 28 day increments. Short-term investments as of September 30, 2004 were $2.0 million are primarily corporate notes and bonds and U.S. government and agency debt securities.   A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had a $0.1 million effect on net income for the nine months ended September 30, 2004.  We currently do not utilize any derivative financial instruments to hedge interest rate risks.

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

Our current management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004.

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

During the three months ended September 30, 2004, to address each of the weaknesses identified above, we implemented revised control activities to support improved processes under the direction of new financial management. The revised control activities and improved processes include, among other things, expanded supervisory activities and monitoring techniques. Except as described in this paragraph, there was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2004, we identified the following conditions that indicate that our internal controls over financial reporting and our disclosure controls and procedures may not be effective:  (i) a thorough review of all existing contractual documents is required to ensure that the contractual terms are properly reflected in the project estimate at completion computation; and (ii) more rigorous processes and procedures should be established for customer invoicing.

Based on the changes and improvements made since January 1, 2004, our management, including our principal executive officer and principal financial officer, believes that as of the date of this filing, our disclosure controls and procedures have been designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities. However, in light of the additional control deficiencies identified during the period covered by the report, management was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2004.

We currently are designing and implementing a new and improved control environment to address the deficiencies described above. Our disclosure controls and procedures are not capable of preventing all instances of error or fraud. We also note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, our disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems as we develop them may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 6. Exhibits and Reports on Form 8-K:

(a). Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(2)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (3)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2004.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2004.*

32.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

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

WIRELESS FACILITIES, INC.

	By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer and President

	By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund, CPA
Senior Vice President, Chief Financial Officer and
Chief Accounting Officer

	By:	/s/ CAROL A. CLAY, CPA
Carol A. Clay, CPA
Vice President, Corporate Controller and
Principal Accounting Officer
Date: November 10, 2004