Form 10-K
period 2004-12-31
WIRELESS FACILITIES INC
filed 2005-03-31
CIK 1069258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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
Common Stock, par value $0.001

Rights to Purchase Shares of Series C Preferred Stock

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

        The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates as of the last business day of most recently completed second fiscal quarter (July 2, 2004) was approximately $432.8 million, based on the closing sale price on the NASDAQ market exchange on that date.*

        The number of shares outstanding of the Registrant's Common Stock was 71,207,093 as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of Registrant's proxy statement for the annual meeting that will be held on May 18, 2005 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year ended December 31, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

*
Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 5% of the Common Stock outstanding at July 2, 2004.

WIRELESS FACILITIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
TABLE OF CONTENTS

PART I

Item 1. Business

        This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

        Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You are further cautioned that we have determined that in certain cases we misinterpreted or misapplied GAAP in our 2001, 2002, and 2003 financial statements, and accordingly, we have restated our consolidated financial statements for the fiscal years ended December 21, 2001, 2002, and 2003. Detailed information regarding these restatements is disclosed in Note 1 to our consolidated financial statements filed in Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2003. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wfinet.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

        We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years will consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2004 fiscal year ended on December 31, 2004, however, our 2003 fiscal year ended on December 26, 2003, but we present our 2003 fiscal year as ending on December 31, 2003.

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

        The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. As part of our strategy, we are technology and vendor independent. We believe that this aligns our goals with those of our customers and enables us to objectively evaluate and recommend specific products or technologies. We provide network engineering and deployment services to wireless carriers including, but not limited to, (in alphabetical order), Cingular, Nextel, 02, Orange, Sprint, T-Mobile, Telcel, Telefonica, Verizon and Vodafone and equipment vendors such as Ericsson, Nortel and Siemens. Our key value proposition to our customers in addition to our vendor and technology independence is our ability to provide engineering expertise across a wide range of cellular technologies and equipment platforms. Our work for the federal government primarily involves network engineering and infrastructure development, network security, logistics automation and RFID solutions, systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation. Our work for enterprise customers primarily involves the design, deployment, and integration of voice, data, security and other in-building systems and is focused on opportunities to provide converged IP and wireless networks to Fortune 1000 companies, public facilities, and municipal agencies.,

Operating Segments

        During 2002, our business was organized into three primary operating segments: business consulting, network design and deployment services, and network management services. In 2003, we added our enterprise solutions operating segment. See Note 13 to our consolidated financial statements for information with respect to revenues, operating results and long-lived assets of each segment. In 2004, we reorganized our operating segments to reflect our operations and strategic direction. Our three operating segments, effective January 1, 2004, are our Wireless Network Services segment (encompassing business consulting, design and deployment services and network management services), our Enterprise Network Services segment, and our Government Network Services segment, also known as WFI Government Services, Inc.

Wireless Network Services Segment

Network Planning

        We provide business consulting services for all pre-deployment planning including technology assessment, market analysis, and business plan development. We study and analyze the traffic patterns, population density, topography and propagation environment in each market under consideration. We have developed a proprietary methodology to assist customers in analysis of the competitive landscape for mobile broadband services, and we use our expertise and experience to analyze the financial, engineering, competitive and technology issues applicable to a proposed technology or network deployment project. Drawing upon the demographic analysis and preliminary network dimensioning and benchmarks for deployment-related expenditures from our various functional groups and consultants, we create new business strategies or evaluate existing deployment strategies. Business consulting projects are strategically important to us because they represent opportunities to build relationships and credibility with customers during the planning phase, and they enhance our experiences with leading edge technologies.

Network Design and Deployment Services

        We provide a range of services for the full design and deployment of wireless networks. Such services include:

  •
  Radio Frequency Engineering.  Radio frequency engineers design each integrated wireless system to meet the customer's performance requirements. These requirements are based upon a projected level of subscriber density, traffic demand, and the coverage area. Our engineers perform the calculations, measurements and tests necessary to determine the optimal placement of the wireless equipment. In addition to meeting basic transmission requirements, the radio frequency network design must make optimal use of radio frequency and result in the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. The constraints may be imposed by cost parameters, terrain, license limitations, interference with other operators, site availability, applicable zoning requirements and other factors.

  •
  Spectrum Relocation.  To enable customers to use the radio frequency spectrum they have licensed, it is often necessary for customers to analyze the licensed spectrum for interference from existing users, and move these incumbent users to new frequencies. We assist our customers in accomplishing this spectrum relocation by providing complete point-to-point and point-to-multipoint line-of-sight microwave and other types of engineering and support services. Engineering and support services include identifying existing microwave or other frequency uses, negotiating relocation with incumbent users, managing and tracking relocation progress and documenting the final decommissioning and replacement of the incumbent users' facilities.

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

  •
  Site Development.  Site development experts acquire the rights to build wireless transmission sites, gain zoning approvals, secure building permits, and manage the deployment process..

  •
  Installation and Optimization Services.  WFI personnel install radio frequency equipment, including base station electronics and antennas, and recommend and implement location, software and capacity changes required to meet the customer's performance specifications. We also provide installation and initial optimization services for all major PCS, cellular and mobile broadband wireless air interface standards and equipment manufacturers.

Network Management and Optimization Services

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

  •
  Network Operations and Maintenance.  For customers with ongoing outsourcing needs, we can assume responsibility for day-to-day operation and maintenance of their wireless networks. The relationship we develop with our customers for this type of outsourcing contract begins with a team of engineers and other professional and support staff aligned to meet the customer's specific needs. We take into account such variables as grade of service, reliability requirements, and geographic layout of the system in determining the allocation of site maintenance responsibilities between our service team and the customer's own personnel. We provide staffing to perform the necessary services for centralized network monitoring, optimization services, and maintenance and repair of critical network elements, including base station equipment, mobile switching centers and network operating centers.

  Customer Value Proposition

        Technology and Vendor Independence for both Mobile and Fixed Wireless Operations.    We have experience in all major wireless technologies, including: CDMA, TDMA, GSM, GPRS, EDGE, EV-DO, UMTS, iDEN, WiMax and WiFi. The critical components of our ability to meet and exceed customer expectations are our broad scope of services, our technical expertise and our technology and vendor agnosticism. Such independence allows WFI to offer its customers the most technologically advanced, objective and appropriate suite of solutions available based solely on the customer's requirements.

        Depth and Scale.    Our principal asset is our staff, 91% of who work directly on customer projects. Our technological expertise and industry knowledge has enabled us to form strong customer relationships with established carriers and equipment vendors. We believe our expertise in each of the major wireless technologies enhances our ability to customize services to meet the needs of our customer base.

        Proven Methodology.    Our project management process enables us to meet our customers' needs without compromising project quality. We have a dedicated staff employed to facilitate efficient feedback of information among the various specialized activities involved in the design and deployment of a network so that our project teams work quickly and effectively. Through this coordinated effort, we are able to continually optimize human resource deployment and deliver the most efficient and effective solutions on time and within budget.

        Turnkey Solutions.    Traditionally, carriers engaged a number of firms or used internal personnel to build and operate their wireless networks. In this case, the carrier was responsible for the coordination and integration of the various contractors. WFI's turnkey approach allows the carrier to engage a single responsible party accountable for delivering and managing the network. Through total control of staff and resources, WFI reduces the time and cost of network deployment, management, and subsequent operation. Finally, WFI's turnkey model eliminates the need for a carrier or equipment vendor to assemble, train and retain network deployment and management staff, resulting in reduced cost and schedule efficiencies.

        Fixed-Price and Time-Certain Delivery.    A significant portion of our WNS services (68% during fiscal year 2004) are sold primarily on a fixed-price, time-certain basis, where our customers pay by project increments according to defined results on a per-unit basis project site (as defined in the agreement based on milestones), rather than by the hour. By selling our services primarily on a fixed-

price, time-certain basis, our customers can better forecast their capital expenditures and operating expenditures more accurately.

Enterprise Network Services Segment

        Our Enterprise Network Services segment provides system design, deployment, integration, monitoring and support services for enterprise networks. Enterprise networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire alarm. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. We aim to meet the needs of any business enterprise by understanding the needs of the particular entity, sifting through the multiple solutions and complex technologies available in the marketplace and designing, deploying, managing and maintaining a cost-effective and integrated solution that is capable of evolving as the needs of the client change with time. Our target markets are retail, healthcare, education, municipal government and public facilities. Our commitment to these markets and our proven ability to provide feature-rich, cost-effective solutions has allowed us to become one of the larger independent integrators for these types of systems.

        Historically, the largest systems integrators serving such markets have been divisions of larger companies that also manufactured proprietary security and building automation products. As security and building systems evolve from stand-alone products into integrated systems, the demand for enterprise solutions such as those offered by us are expected to increase. Fortune 1000 companies are increasingly showing a tendency to select independent "vendor agnostic" service providers, allowing our independence to become an important differentiator. As open standards and IP-based architecture continue to supplant vendor proprietary protocols and products in the marketplace, we believe our independent position will allow us to capture an increasing share of the systems integration market.

        Our Enterprise Network Services segment also leverages our WiMax and certified WiFi specialists and registered communications network designers to customize wired and wireless solutions that meet the requirements of even the most sophisticated customer. A typical enterprise campus environment not only has a large number of sub-systems but also a large number of users with different and varying needs, and we are able to use both wireless and wired technologies to create a network that meets the complex requirements of our customers. For those clients who also demand the integration of licensed band wireless systems (such as cellular and PCS) within the enterprise network, we are uniquely equipped and qualified to meet these deployment challenges.

Government Network Services Segment

        In January 2004, with the acquisition of High Technology Solutions, Inc. ("HTS"), we created our Government Network Services segment, WFI Government Services, Inc. which today provides network engineering and infrastructure development, network security, logistics automation and RFID solutions, systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation primarily to the U.S. Department of Defense ("DoD").

        In August 2004 we acquired Defense Systems, Inc. ("DSI"). DSI provides a full range of informational technology and logistics automation services primarily to federal government clients, with a strategic focus on providing end-to-end total radio frequency identification ("RFID") solutions.

        In January 2005, we acquired TLA Associates ("TLA"). TLA provides voice, data and converged communications networks to the U. S. Department of Defense and federal civilian agencies.

        Our Government Network Services segment serves the federal information technology services market, which includes the design, development, deployment, integration and management of communications and information networks. According to INPUT, a government market research firm, this market is currently in excess of $60 billion annually and includes not only spending by the DoD but also by federal civilian agencies. More importantly for us, preliminary estimates by INPUT show wireless-related spending in as much as $43 billion worth of government information technology contracts, and industry experts expect the market for wireless related spending to grow even faster than the overall government information technology market.

        The growth in the government information technology market is being driven by a number of factors, including an overall desire on the part of the federal government to upgrade communication and information systems, the aging of the federal workforce, and an increase in the use of private sector outsourcing. In addition, market growth has been driven and will continue to be driven in large part by DoD information technology spending which has been increasing over the past two years at an even faster rate than the overall government information technology market. World events, political factors, and changing DoD priorities have resulted not only in the growth of the overall DoD budget, but more importantly in the significant growth of the DoD information technology budget. The end of the cold war and the emergence of new enemies and new national security threats have caused an increased emphasis on network centric warfare, information superiority and the convergence and interoperability of information systems. These changes are also bringing a significant increase in demand for wireless related technology as the government's national security efforts focus more and more on mobility, broadband connectivity, speed, efficiency, and overall effectiveness of deployment.

        Our Government Network Services segment was created to leverage our core competencies in skills that are currently in great demand—wireless radio frequency engineering, Internet protocol engineering, network design, deployment, and management, and physical and electronic security systems integration—to capitalize on the numerous contracting opportunities available to service providers.

        Our Government Network Services segment also focuses on the homeland security market with products and services aimed at providing first responders to emergency situations with a real time 3D image of the incident site.

ISO Qualification

        In November 2002, the domestic portion of our Wireless Network Services Division was awarded ISO 9001:2000 certification. This certification validates that we are among an exclusive tier of companies that possess well-defined and integrated quality measures and comprehensive programs that ensure our services are provided according to uniform standards that are considered best practices within the industry. In June 2004, we upgraded our ISO certification to a TL 9000 certification. TL 9000 is a set of quality standards specifically tailored for the telecommunications industry and focuses on measurement of service, accuracy, adherence to customer requirements and monthly submission of performance metrics to the Quality Excellence for Suppliers of Telecommunications ("QuEST") Forum. We believe that the addition of the telecommunication-specific quality standards will further prove that we are dedicated to providing a quality service to our clients.

Customers

        A representative list of our customers in our Wireless Network Services segment during 2004 includes (in alphabetical order) Cingular, Nextel, 02, Orange, Sprint, T-Mobile, Telcel, Telefonica, Verizon Wireless and Vodafone and equipment vendors such as Ericsson, Nortel and Siemens. In our Enterprise Network Services segment, our customers include General Electric, the Toyota Center, and Westfield Shopping Towns. Customers in our Government Network Services segment include the U.S. Air Force, U.S. Army, U.S. Navy, Missile Defense Agency, the Department of Homeland Security, and the U.S. Southern Command.

        The Company had sales to one customer totaling $67.9 million, which comprised 17.1% and another customer totaling $45.6 million, which comprised 11.5% of the Company's total revenues. The

Company's top five customers accounted for approximately 48% of our total revenues for the year ended December 31, 2004. The revenues generated by these customers were from our Wireless Network Services segment.

Competition

        Our market is competitive, and includes the full range of service providers. Many of the companies that we compete against have significantly greater financial, technical and marketing resources, and generate greater revenues than does WFI.

        Competition in the Wireless Network Services business comes primarily from the internal engineering departments of the wireless carrier and the service arms of equipment vendors, and to a lesser extent from companies such as Flextronics, LCC International, AirCom, Incode, General Dynamics and Bechtel Corporation. These companies are significant competitors given their project finance capabilities, reputations and global presence.

        Competition in the Enterprise Network Services segment includes Siemens Building Technology, Johnson Controls, Ingersoll Rand and Convergent.

        Competition in the Government Network Services segment includes Northrop Grumman, SAIC, Anteon International, ITT Industries, Inc., Computer Sciences Corporation, ARINC, Raytheon Corporation, BAE and CACI.

        We believe that the principal competitive factors in our ability to win new business include domain and technology expertise, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. We believe our ability to compete also depends on a number of additional factors including the ability of our customers to perform the services themselves, and competitive pricing for similar services

Employees

        As of December 31, 2004, we employed approximately 2,500 full-time employees, consultants and contractors worldwide. None of our employees, other than our Swedish employees (approximately 13 at December 31, 2004), are represented by a labor union, and we have not experienced any work stoppages.

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

Our success is dependent on growth in the deployment of wireless networks and new technology upgrades to the extent that such growth slows, our business may be harmed.

        The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States (U.S.) and internationally. In recent years, however, many telecommunications carriers have re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and a general economic slowdown in the United States and internationally. That trend over recent years has changed as several large carriers in the U.S. and Latin America have once again focused on network expansion and technology upgrades. If the rate of growth slows or carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

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

If wireless carriers, enterprises, and the federal government do not outsource their network services, our business will suffer.

        Our success depends upon the continued trend by wireless carriers, enterprise customers, and the federal government to outsource their network design, deployment and management needs. If this trend does not continue and our customers elect to perform more network deployment services themselves, our operating results and revenues may decline.

If enterprise customers do not invest in new in-building technologies such as wireless local area networks, our business will suffer.

        In 2003, we launched into the enterprise-based WLAN (Wireless Local Area Networks) market as a key component of the growth strategy for our Enterprise Network Services segment. We intend to devote significant resources to developing this business, but we cannot predict that we will achieve widespread market acceptance amongst the enterprises we identify as potential customers. It is possible that some enterprises will determine that their current capital constraints and other factors outweigh their need for WLAN systems. As a result, we may be affected by a significant delay in the adoption of WLAN by enterprises, which would harm our business.

Our failure to obtain new government contracts, the cancellation of government contracts, or a reduction in federal budget appropriations involving our services could materially adversely affect our revenues.

        We anticipate that a material portion of our future revenues will come from our Government Network Services segment. Our revenues and cash flows from our Government Network Services segment may decline if a significant number of our government contracts are delayed or cancelled due to cutbacks in defense, homeland security or other federal agency budgets or for other reasons. In addition, our failure to successfully compete for and retain such government contracts could have an adverse effect on our revenues and cash flows. We cannot guarantee that we—or if we are a subcontractor, that the prime contractor—will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

        We anticipate that our Government Network Services segment will also be sensitive to changes in national defense and budget priorities. Demand for our services may decline if conflicts in the Middle East and other high risk areas subside, or if U.S. defense budget appropriations are reduced.

We are subject to extensive government regulation, and our failure or inability to comply with current or future regulations could subject us to penalties or restrict our ability to operate our business as we currently do, which could adversely affect our revenues.

        The wireless networks that we design, deploy and manage are subject to various regulations issued by the U.S. Federal Communications Commission ("FCC") and other regulatory bodies in the U.S. and other countries. FCC regulations require that these networks meet certain radio frequency emission standards, not create unallowable interference to other services, and in some cases accept interference from other services. These networks are also subject to government regulations and requirements of local standards bodies in Mexico and Brazil and other foreign countries in which we have business operations, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Additionally, because we conduct business throughout the U.S., many of our activities are subject to different state and local regulatory schemes, including those relative to licensing, taxes and employment matters, with which we are required to comply. We are subject to routine audits to assure our compliance with these requirements.

        Our failure to comply with these regulations, rules and approvals could result in the impositions of penalties and the loss of our government contracts and disqualification as a U.S. government contractor, which could adversely affect our revenues. Additional regulations may be adopted, including changes in the allocation of available spectrum by the U.S. government and other governments or exclusion of our technology by a standards body, that may result in additional cost to us or restrict our current business operations, which could have a harmful effect on our operating results, liquidity and financial position.

We derive a significant portion of our revenues from a limited number of customers.

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the year ended December 31, 2004, we had two customers which comprised 17.1% and 11.5% of our revenues, respectively, and our five largest customers accounted for approximately 48% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

        In the ordinary course of our business, we have at times experienced disagreements with our customers regarding the interpretation of certain terms in our agreements. While we have historically resolved substantially all of these disagreements in a manner that did not have a material adverse effect on our company or our customer relationships, additional disagreements may have a material adverse effect on our business, results of operations and financial condition.

Our investors and customers may react adversely to the restatement of our financial statements.

        The restatement of our financial statements for the fiscal years ended December 31, 2001, 2002 and 2003 has resulted in negative publicity about us and has, and may continue to have, a negative impact on the market price of our common stock. In addition, the restatement of our financial statements may cause some of our customers or potential customers to defer or refrain from purchasing services from us if they lose confidence in our ability to fulfill our commitments, which could have a harmful effect on our operating results and financial condition.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

        We completed our acquisition of HTS in January 2004, Defense Systems, Inc. in August 2004 and TLA Associates in January 2005. In addition, we acquired three other businesses in 2003. Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time. In February 2004, we filed an acquisition shelf registration statement on Form S-4 that will enable us to issue up to $200 million shares of our newly issued common stock in one or more acquisition transactions. Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, these acquired companies may not perform as well as we expected and we may fail to realize anticipated revenue. Acquisitions may cause us to issue common stock that would dilute our current stockholders' ownership and incur costs which may cause our quarterly operating results to vary significantly.

The consolidation of equipment vendors or carriers could adversely impact our business.

        Recently, the wireless telecommunications industry has been characterized by significant consolidation activity including Cingular's recent acquisition of AT&T Wireless, both of whom are significant customers of ours, and the recently announced merger plans between Sprint and Nextel Communications and between Alltel and Western Wireless. The consolidation of carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may adversely impact our business.

If our customers do not receive sufficient financing or fail to pay us for services performed, our business may be harmed.

        A few of our customers rely upon outside financing to pay the costs of deploying their networks. These customers may fail to obtain adequate financing or experience delays in receiving financing and they may choose the services of our competitors if our competitors are willing and able to provide project financing.

        In addition, we have historically taken significant write-offs of our accounts receivable. While the vast majority of our customers today are tier 1 carriers, large enterprises, or the federal government, it is possible that in some instances we may not receive payment for services we have already performed. If our customers do not receive adequate financing or if we are required to write-off significant amounts of our accounts receivables, then our net income will decline, and our business will be harmed.

We are in highly competitive markets, face competition from large, well-established competitors with significant resources, and may not be able to compete effectively.

        Each of the vertical markets that we compete in is highly competitive. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results may be harmed. We expect competition to continue and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

        Many of our current competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition and experience than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and they may be able to devote more resources to the development, promotion and sale of their services than we can.

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

  •
  the timing and size of network deployments and technology upgrades by our carrier customers

  •
  fluctuations in demand for outsourced network services;

  •
  changes in our effective tax rate including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax asset;

  •
  the length of sales cycles;

  •
  the ability of certain customers to sustain capital resources to pay their trade accounts receivable balances and required changes to our allowance for doubtful accounts based on periodic assessments of the collectibility of our accounts receivable balances;

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

  •
  our sales, marketing, and administrative cost structure; and

  •
  costs of integrating businesses that we acquire.

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

        The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating wireless networks that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

Failure to properly manage projects may result in costs or claims.

        Our wireless network engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients' expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we miscalculate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

        Our success depends upon our attracting and retaining key members of our management team. The loss of any of our key members might delay or prevent the achievement of our strategic objectives. Our future performance will be substantially dependent on our ability to attract, retain and motivate key members of our management team.

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

        As of December 31, 2004, approximately 123 or 12% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years. Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 through 2005. As of March 8, 2005, an additional 20,000 visas will be available to foreign nationals who have obtained US Master's degrees or higher. In addition, because we are an "H-1B dependent employer" under the Department of Labor regulations, we could face enhanced compliance requirements and penalties.

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

        We currently have international operations, including offices in Brazil, China, Mexico, the United Kingdom, Sweden and Turkey. For the year ended December 31, 2004, international operations accounted for approximately 25% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

        Our significant international subsidiaries (i.e., Brazil, Mexico and the United Kingdom) procure certain transactions that are denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian Real and Mexican Peso. In addition, we also conduct business in British Pound Sterling, Chinese Renminbi, Euro, Swedish Krona and Turkish Lira. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

        A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No.123 (revised

2004) "Share-Based Payment" (SFAS No. 123R), a revision of FASB Statement 123 Accounting for Stock-Based Compensation, which requires that companies record compensation expense in the statement of operations for employee stock options using the fair value method. Implementation of this statement as required during the second half of our 2005 fiscal year will have a significant negative effect on our reported results and may impair our ability to use equity compensation to attract and retain skilled personnel. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, newly enacted SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment has resulted in increased estimated costs of nearly $2.0 million and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If our officers, directors and principal stockholders choose to act together, they may be able to exert significant influence over our management and operations, acting in their best interests and not in the best interests of other stockholders.

        As of December 31, 2004, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 19.7% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our Executive Chairman Masood K. Tayebi, beneficially owned, approximately 9.8% of our outstanding common stock. The remaining 9.9% is beneficially owned by certain of our other officers and directors and their affiliates. In addition, other members of the Tayebi family owned, incrementally and in the aggregate, approximately 19.3% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise significant influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inactions our stock price may decline.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

        We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. In February 2004 we also filed a universal shelf registration statement on Form S-3. Under this shelf registration statement, we may sell, in one or more public offerings, shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. Such financing or offerings would likely dilute our stockholders' equity ownership. In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

        In addition, we and certain of our current and former officers and directors have been named defendants in class action and derivative lawsuits. While we believe that allegations lack merit and we intend to vigorously defend all claims asserted, we are unable to estimate what our liability in these matters may be. We may be required to pay judgments or settlements and incur expenses in connection with such matters in aggregate amounts that could have a material adverse effect on our business financial condition, results of operations and cash flows.

Disclosure of trade secrets could aid our competitors.

        We attempt to protect our trade secrets by entering into confidentiality and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. If our trade secrets become known we may lose our competitive position.

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

  •
  changes in analysts' earnings estimates;

  •
  rumors or dissemination of false information;

  •
  pricing pressures;

  •
  impact of litigation;

  •
  short selling of our common stock;

  •
  general conditions in the market;

  •
  political and/or military events associated with current worldwide conflicts; and

  •
  events affecting other companies that investors deem comparable to us.

        Companies that have experienced volatility in the market price of their stock have frequently been the object of securities class action litigation. We and certain of our current and former officers and directors have been named defendants in class action and derivative lawsuits. These matters, and any other securities class action litigation in which we may be involved, could result in substantial costs to us and a diversion of our management's attention and resources, which could materially harm our financial condition and results of operations.

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

        In addition, on December 16, 2004, we adopted a stockholder rights plan ("Rights Plan"). Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of our common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series C Preferred Stock at an exercise price of $54, subject to adjustment, in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Rights then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Rights exercise price. These provisions may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders' ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Our independent auditors have reported material weaknesses in our internal controls that, if we have not substantially remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

        As described in Item 9A of this Report, at December 31, 2004 a certain matter involving our internal controls and operations has been identified as a "material weakness" that, by itself or in combination with other control deficiencies, results in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

        As a result of these findings, we have implemented, and continue to implement, actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls and operations. However, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weakness discussed in Item 9A, or that we will implement and maintain adequate controls over our financial processes and reporting in the future. Our independent auditors have not evaluated the measures we have taken or plan to take to address the material weakness described above. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

        Any failure to remediate the material weakness discussed above or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Moreover, we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We may be unable to complete the attestation process required by Sarbanes 404, or we or our auditors may identify significant deficiencies or material weaknesses in our internal controls.

        Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the rules thereunder ("Sarbanes 404"), we are required to furnish a report of our management's assessment of the effectiveness of our internal control over financial reporting and our auditors are required to provide an audit report on management's assessment and on the effectiveness of our internal control over financial reporting. We have omitted the internal control report and related audit report from this Annual Report on Form 10-K in reliance on the SEC's November 30, 2004 exemptive order, which grants certain smaller accelerated filers an additional 45 days in which to furnish the internal control report and related attestation report. We have prepared an internal plan of action for compliance, and we are in the process of assessing our internal controls to provide the basis for our internal control report. We expect to be able to furnish the internal control report and related audit report within the required 45-day period. As a result of the material weakness discussed in Item 9A of this Annual Report, our report will include a description of the material weakness and a conclusion that our internal controls were ineffective as of December 31, 2004. In addition, management expects that the audit report of our Independent Registered Public Accounting Firm will contain an opinion that our internal controls were ineffective as a result of the material weakness discussed above. Our internal control report or the related audit report required by Sarbanes 404 may identify additional significant deficiencies or material weaknesses in our internal controls, either of which could have a material adverse effect on our business.

Item 2. Properties

        Our principal executive offices are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. Other corporate resource offices are located in the following locations: Marietta, Georgia; Wilmington, Delaware; Houston, Texas; Reston, Virginia; Sao Paulo, Brazil; Mexico City, Mexico; Stockholm, Sweden; London, U.K. and Beijing, China. The Company also leases office space to support engineering and design and deployment services in various regions throughout the United States. The leases on these spaces expire at various times through February 2015. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3. Legal Proceedings

        In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company's common stock at various times on or after November 4, 1999. The respective complaints allege that the registration statement and prospectus issued by the Company in connection with the public offering of its common stock contained untrue statements of material fact or omissions of material fact in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, these claims allege that the Company failed to disclose that the offering's underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company's common stock in the aftermarket. The complaints seek unspecified monetary damages and other relief. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.

        On October 9, 2002, the court signed Stipulations and Orders of Dismissal, which dismissed the Company's named individual officers and directors from the action, without prejudice, but the Company remained a defendant in the case. On February 19, 2003, the court issued its decision on the joint motion to dismiss the IPO laddering cases. The decision: (a) allowed the plaintiffs to pursue their claim against the Company based on its alleged issuance of a registration statement and prospectus that failed to disclose a fraudulent scheme by the offering's underwriters and (b) dismissed, with leave to amend, the plaintiffs' claim against the Company based on its alleged knowledge and intent to defraud investors so as to benefit from an inflated price for the Company's common stock in the aftermarket. The plaintiffs, the Directors & Officers' insurance underwriters and the Company, among other issuer co-defendants, have agreed in principle to a form of settlement that would dismiss the Company and its individual directors and officers from the litigation without requiring that the Company fund the settlement. The settlement documents are presently being drafted, and will be submitted to the court for approval once they have been finalized. The Company believes this litigation is without merit and intends to vigorously defend itself against it, should the lawsuit be re-filed. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time. On March 10, 2005, the court signed an order certifying the proposed settlement classes and the tentative proposed settlement was approved contingent on changes required in the order. The final settlement is expected to occur in the first half of 2005. The company does not expect the settlement to have a material impact on its operations or cash flow.

        In August 2004, as a result of the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation,

Master File No. 04CV1589-JAH. The plaintiffs filed a consolidated complaint on January 31, 2005. The Company filed a motion to dismiss the consolidated complaint on March 17, 2005. The hearing date for the motion to dismiss is currently set for June 16, 2005 before the Federal District Court. The Company believes that the allegations lack merit and intend to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors; Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re. Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, unjust enrichment and violations of California's insider trading laws. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and the plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004 In re. Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. This action was stayed by the Superior Court on February 25, 2005. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year Ended December 31, 2004:
Fourth Quarter	$10.00	$6.83
Third Quarter	$9.74	$4.61
Second Quarter	$11.86	$8.58
First Quarter	$18.44	$10.41
Year Ended December 31, 2003:
Fourth Quarter	$18.60	$11.14
Third Quarter	$15.60	$11.01
Second Quarter	$12.14	$5.74
First Quarter	$7.08	$5.01

        On March 1, 2005, the last sale price of our Common Stock as reported by NASDAQ was $7.11 per share. On March 1, 2005, there were 311 shareholders of record of our Common Stock.

        We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other relevant factors as determined by our Board of Directors.

        On December 16, 2004, we adopted a stockholder rights plan ("Rights Plan"). Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of our common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series C Preferred Stock at an exercise price of $54, subject to adjustment, in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Rights then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Rights exercise price.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about our equity compensation plans as of December 31, 2004 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders(1)	10,218,373	$9.73	1,280,423	(3)
Equity Compensation Plans Not Approved by Shareholders(2)	2,620,352	$7.00	1,091,781

	12,838,725		2,372,204

(1)
Includes 1997 Stock Option Plan, 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plans

(2)
Includes 2000 Non-Statutory Stock Option Plan

(3)
Includes 844,101 shares reserved for issuance under the Employee Stock Purchase Plan

        For more detailed information regarding our equity compensation plans, see Note 10 to our consolidated financial statements.

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are incorporated in Item 7 or included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the years ended December 31, 2001, 2002 and 2003, has been restated. Detailed information regarding these restatements is disclosed in Note 1 to our consolidated financial statements filed in Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2003. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(All amounts except per share data in millions)
Consolidated Statements of Operations
Financial Data:
Revenues	$246.1	$192.3	$189.2	$255.9	$397.0
Gross profit	$106.9	$52.8	$44.5	$69.3	$84.0
Operating income (loss)	$42.2	$(76.5)	$(47.3)	$8.6	$7.1
Provision (benefit) for income taxes	$19.9	$(18.0)	$10.1	$(0.3)	$(2.7)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$22.4	$(66.2)	$(56.2)	$10.2	$7.4
Income (loss) from continuing operations per common share before cumulative effect of change in accounting principle
Basic	$0.54	$(1.44)	$(1.17)	$0.19	$0.11
Diluted	$0.44	$(1.44)	$(1.17)	$0.14	$0.10
Weighted average shares:
Basic	41.8	45.9	48.1	53.4	67.7
Diluted	50.5	45.9	48.1	73.3	75.8

	As of December 31,
	2000	2001	2002	2003	2004
	(All amounts in millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$18.5	$61.1	$99.1	$79.1	$54.4
Short-term investments	$—	$—	$—	$35.1	$7.6
Working capital	$93.6	$85.2	$118.4	$146.4	$98.7
Total assets	$292.5	$264.9	$217.0	$278.8	$330.7
Total debt	$37.7	$42.1	$2.9	$0.7	$0.2
Total stockholders' equity	$189.3	$178.5	$153.7	$205.3	$220.7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

Overview

        We are an independent provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through our Wireless Network Services division ("WNS"), the U.S. government through our Government Network Services division ("GNS"), and enterprise customers through our Enterprise Network Services division ("ENS"). The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. Our work for the federal government primarily involves network engineering and infrastructure development, network security, logistics automation and RFID solutions, systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation. Our work for enterprise customers primarily involves the design, deployment, and integration of voice, data, security and other in-building systems and is focused on opportunities to provide converged IP and wireless networks to Fortune 1000 companies, public facilities, and municipalities.

        Wireless network services contracts are primarily fixed price contracts whereby revenue is recognized using the percentage-of-completion method of accounting under the provisions of Statement of Position (SOP) 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." For contracts offered on a time and expense basis, we recognize revenues as services are performed. We typically charge a fixed monthly fee for ongoing radio frequency optimization and network operations and maintenance services. With respect to these services, we recognize revenue as services are performed. Our government network services business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost-reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under fixed-price contracts, we agree to perform certain work for a fixed price. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

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

        In 2004, we reorganized our operating segments to reflect our current operations and strategic direction. Our three operating segments, effective January 1, 2004, are our WNS segment (encompassing business consulting, design and deployment services and network management services), our ENS segment, and our GNS segment.

        Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance:

  •
  Capital spending by wireless carriers on improved network coverage, quality, and capacity domestically and internationally continued to increase resulting in a growth in our wireless network services business. We expect this trend to continue throughout 2005. Our response to this trend is to continue demonstrating our ability to provide quality turnkey network deployment services and present the benefits of operational outsourcing. We expect these recent positive trends in the industry to contribute to ongoing improved financial performance.

  •
  In the EMEA region, where revenues grew 151% to $34.9 million, for the year ended December 31, 2004 compared to the year ended December 31, 2003, the initial roll out of 3G networks by certain customers has made our European operations the fastest growing in the company.

  •
  Our Latin America operations continued to experience significant growth resulting from certain large contracts awarded to us in 2003 and 2004. We recently received a follow-on contract from these same customers and as a result expect continued growth in 2005 in our overall international operations based on projected subscriber growth and continued marketplace competition.

  •
  We also believe our Enterprise Network Services segment will continue to be a driver for growth. We continue to be optimistic about the opportunity to integrate wireless technology into enterprise networks, especially physical and electronic security systems and voice and data networks.

  •
  Our Government Network Services segment was created in 2004 with the acquisition of High Technology Solutions, Inc. ("HTS") in January 2004 and Defense Systems, Inc. ("DSI") in August 2004. We also acquired TLA Associates in January 2005. Our goal is to build and expand our customer relationships within the Departments of Defense and Homeland Security in order to take advantage of the significant opportunities for companies with substantial expertise in designing and deploying communication networks and in integrating wireless technology.

  •
  Our tax provision for the year ended December 31, 2004 was a benefit of $2.7 million, or an effective benefit rate of 57%, on income from continuing operations of $4.7 million. The provision was impacted by the $3.1 million write-off of our investment in a privately held company in the second quarter of 2004, the $12.4 million charge for earn-out consideration in the third quarter of 2004, and the release of certain valuation allowance accounts related to the Company's deferred tax assets in the fourth quarter of 2004. Due to the expected capital loss treatment of the investment impairment item, for which the Company does not expect any capital transaction in the foreseeable future to offset these expected capital losses, no tax benefit could be recognized. Further, due to the contingent acquisition consideration being classified as a capital transaction for tax purposes, no tax benefit could be recognized. The change in the valuation allowance on the deferred tax asset was primarily due to the Company's refinement of its projected forecasts of taxable income and the associated tax rate forecasts for 2005, the estimated timing of reversal of temporary differences, and the current year utilization of net operating losses.

        On February 17, 2005, we published our financial results for the year ended December 31, 2004 through a press release and the filing of a Current Report on Form 8-K. Subsequent to that date and prior to the date of filing this Annual Report on Form 10-K, a deficiency in our internal control over financial reporting was identified as a material weakness. The material weakness related to the ineffective operation of a monitoring control over period-ending closing journal entries, which resulted in adjustments to reduce the overstatement of an accrued liability related to income taxes. The adjustments resulted in a reduction to income taxes payable and a related accrued liability in the aggregate amount of $1 million, with a corresponding $1 million reduction to income tax expense, compared to the amounts reported in our press release and Current Report on Form 8-K on February 17, 2005. The resulting difference in net income from the previously reported amount was a $1 million increase, or $0.02 per share of positive impact. The resulting change did not have any impact on our cash flows and did not result in any change in the non-GAAP operating results presented in our press release and Current Report on Form 8-K.

Critical Accounting Principles and Estimates

        We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders' equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. We explain these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

        Revenue recognition.    We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 66% of our revenues for the year ended December 31, 2004. Revenue on fixed price contracts generally is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.

The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. In our wireless network services business, the estimated contract value and costs are impacted by the estimated number and mix of site types that we may be assigned. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated estimated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

        During the reporting periods contained herein, we did experience revenue and margin adjustments on certain projects based on the aforementioned factors.

        Allowance for (reversal of allowance for) doubtful accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer's current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing the risk of collectibility. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance for doubtful accounts.

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

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $104.5 million as of December 31, 2004. As a result of our acquisition of TLA Associates ("TLA") in the first quarter of 2005, we estimate the total amount of our net intangible assets, long-lived assets and goodwill will increase by approximately $28.1 million. We have engaged an independent valuation expert to perform a valuation analysis of our acquisition of TLA. We anticipate that this analysis will be complete by the end of the first quarter of 2005.

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

        During the fourth quarters of 2003 and 2004, we evaluated the carrying value of all related goodwill for impairment in accordance with SFAS No. 142. Upon completion of step one of the annual impairment tests, no indication of impairment was present at the evaluation dates of December 31, 2003 and 2004.

        Accounting for income taxes and tax contingencies.    As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheet. We then assess, on a periodic basis, the probability that our net deferred tax assets will be recovered as a result of taking future deductions against future taxable income. To the extent we believe it is more likely than not that we will not recover the deferred tax assets, a valuation allowance is established to mitigate such risk resulting in an additional related provision for income taxes during the period. If we are required to further increase the valuation allowance in the future, it could have an adverse impact on our results of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon known tax cases, and information provided to us by our tax advisors and our legal advisors. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. We have recorded a valuation allowance of $28.1 million as of December 31, 2004, which was a reduction of $2.3 million from the December 31, 2003 balance of $30.4 million, due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of certain net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of our valuation allowance is based on our current estimates of combined future adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable, including the expected reversal of temporary differences. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Net deferred tax assets as of December 31, 2004 were $20.1 million, which is comprised of deferred tax assets of $60.4 million, a current valuation allowance of $28.1 million and a deferred tax liability of $12.2 million. For U.S. purposes, the Company is in a cumulative book profit position as of December 31, 2004, and consideration is given to future taxable income, namely 2005 projected income, in evaluating the recoverability of its U.S. deferred tax assets and the corresponding valuation allowance placed on the assets. Unlike the Company's U.S. position, its foreign operations are in a cumulative book loss position. Therefore, pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," limited consideration is given to the Company's future foreign income in determining the recoverability of its foreign deferred tax assets and the related valuation allowance. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2004.

        The 2005 effective tax rate for annual and interim reporting periods could be impacted if we achieve the resolution of certain tax items that are reserved for at December 31, 2004. Finally, during 2005, if our valuation allowance as of December 31, 2004 is impacted by a change in judgment regarding the realization of deferred tax assets beyond December 31, 2005, such effect will be recognized in the interim period in which the change occurs.

        Accrual for partial self-insurance.    We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2004, the accrual for our partial self-insurance programs approximated $2.3 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation annual claim limits are $175,000 and $350,000, respectively. For the year ending December 31, 2004, we experienced 2 claims that exceeded the limits for medical and no claims that exceeded the limits for workers compensation.

        Contingencies and litigation.    We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss, and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with SFAS No. 5, "Accounting for Contingencies". As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Item 3 "Legal Proceedings" for additional information.

        Contingent Acquisition Consideration.    From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable. The timing of recognition of the liabilities and associated expenses for future year contingent payments for certain acquisitions the Company made in 2003 was accelerated in September 2004 when two of the earn-out agreements were modified to remove continuous employment as a condition to receiving the payments. The removal of this provision was accounted for as a vesting of the Company's obligation under the agreement. Accordingly, the Company recorded a charge of $12.4 million in the third quarter of 2004 for future earn-out consideration for certain shareholders of these two companies. At December 31, 2004, the contingent consideration accrual of $14.4 million consists of the estimated liability of $12.4 million based on actual 2004 performance and estimated 2005 and 2006 performance for the ENS selling shareholders with continuous employment clauses and additional contingent consideration of $1.6 million recorded to goodwill related to certain shareholders of ENS who had met the performance targets for 2004 and did not have continuous employment clauses in connection with the purchase agreements. The timing of payments of earn-outs was not impacted by removing such requirements. Adjustments will be made to the accrued earn-outs in the periods in which changes in estimated earn-outs are made. Assuming the acquired entities reach the minimum base performance targets in 2004 through 2006, the aggregate future contingent payments related to the measurement periods from 2004 through 2006, including the balance accrued as of December 31, 2004, would approximate a cumulative total of $16.7 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth of approximately 15% based on 2004 performance, the aggregate future contingent payments could range from $24.2 to $30.1 million inclusive of the amounts accrued as of December 31, 2004 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. See "Liquidity and Capital Resources" and Note 5 to our consolidated financial statements for estimated range of contingent payments by year.

Results of Operations

Comparison of Results for the Year Ended December 31, 2003 to the Year Ended December 31, 2004

        Revenues.    Revenues by operating segment for the years ended December 31, 2003 and 2004 are as follows (in millions):

	2003	2004	$ change	% change
Wireless Network Services	$214.8	$280.1	$65.3	30.4%
Enterprise Network Services	41.1	65.3	24.2	58.9%
Government Network Services	—	51.6	51.6	—

Total revenues	$255.9	$397.0	$141.1	55.1%

        Revenues generated by geographic segment for the years ended December 31, 2003 and 2004 are as follows (in millions):

	2003	2004	$ change	% change
United States	$205.2	$296.1	$90.9	44.3%
EMEA	13.9	34.9	21.0	151.1%
Latin America	36.8	66.0	29.2	79.3%

Total revenues	$255.9	$397.0	$141.1	55.1%

        Revenues increased 55% from $255.9 million for the year ended December 31, 2003 to $397.0 million for the year ended December 31, 2004. The $141.1 million increase was attributable to an increase in domestic revenues of $90.9 million and an increase in international revenues of $50.2 million. The increase in our Enterprise Solutions segment was primarily attributable to reporting a full year's operating results in 2004 compared to a portion of fiscal 2003 from the period when the companies were acquired, resulting in an increase of $24.2 million of which $7.9 million was organic growth in these acquired businesses and our existing WiFi technology operations. Our Latin America operations experienced significant growth of $29.2 million from the prior year due primarily to certain significant contracts that were awarded during the third quarter of 2003 and follow-on contracts the Company received in 2004. Revenue in our EMEA operations also increased by $21.0 million between periods. The increase was primarily as a result of the roll out of new third generation wireless services by several major European carriers. The acquisitions of HTS and DSI that we made in 2004 resulted in the $51.6 million of revenues recorded in our GNS business.

        During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

31

        Cost of Revenues.    Cost of revenues increased 68% from $186.6 million for the year ended December 31, 2003 to $313.0 million for the year ended December 31, 2004 primarily due to the corresponding increase in total revenues. The increase in cost of revenues during the 2004 period attributable to acquisitions was approximately $57.4 million. Gross margin during the year ended December 31, 2004 decreased from 2003 gross margin of 27% to 21% of total revenues. The overall decrease in gross margin percentage is primarily attributable to a reduction of $9.8 million recorded in the third quarter of 2004 resulting primarily from increases in estimated costs for contracts signed in 2003. Certain of these contracts do not contain the change order clauses necessary to ensure recovery of the costs that will be incurred for out of scope work or costs incurred due to changes in schedule or scope. Gross margin in 2004 was also impacted by an increase in the proportion of revenues generated in our Latin American operations, which are typically at lower gross margins due to the nature of deployment contracts requiring third-party vendors. Gross margin was also impacted by an increasing trend by carriers in the U.S. to request turnkey contracts which generally require us to utilize third-party vendors, thus reducing gross margin.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 4% from $60.6 million to $63.0 million for the years ended December 31, 2003 and 2004, respectively. As a percentage of revenues, SG&A decreased from 24% in 2003 to 16% in 2004. The increase in SG&A expenses was impacted by compliance costs incurred for the Sarbanes Oxley Act, increased sales commission costs driven by the increase in revenues and increased amortization of purchased intangibles resulting from the Company's acquisitions in 2003 and 2004, offset in part by a reduction of stock compensation from 2003 and a reduction in depreciation expense resulting from assets being fully depreciated or written off in 2003. As we continue to manage our cost structure and leverage our incremental revenue dollars in 2005, we expect lower selling, general and administrative expenses as a percentage of revenue.

        Contingent Acquisition Consideration and Restatement Fees.    In September 2004, we amended the purchase agreements related to two of the companies acquired in our ENS division in 2003 to more accurately reflect the intent of the transactions, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004. In addition, the Company incurred approximately $1.5 million of costs related to the restatement of its financial statements during the third quarter of 2004, primarily due to legal and accounting fees incurred.

        Other Income (Expense), Net.    For the year ended December 31, 2003, net other income was $1.3 million compared to net other expense of $2.4 million for the year ended December 31, 2004. The increase in expense of $3.7 million was primarily attributable to an impairment charge of $3.1 million recorded in 2004 related to our investment in a privately held company and a decrease in net interest income of $0.7 million in 2004.

        Provision (benefit) for Income Taxes.    Our effective income tax rate for the year ended December 31, 2003 represented a 3% income tax benefit compared to a 57% income tax benefit for the year ended December 31, 2004. The tax benefit of $2.7 million for the year ended December 31, 2004 included a decrease to the valuation allowance on deferred tax assets based upon the Company's refinement of its projections of taxable income for 2005, including the reversal of temporary differences. The decrease in the valuation allowance applied to substantially all U.S., state and foreign net operating loss carryforwards and cumulative temporary differences that were accumulated in the prior reporting periods. The reduction in the valuation allowance was primarily a result of the refinement of our projected forecasts of taxable income, the associated tax rate forecasts for 2005, the estimated timing of reversal of temporary differences and the expected utilization of net operating loss carryforwards on the 2004 tax return. During 2003 we realized a 3% income tax benefit as a result of a current year reduction of the related valuation allowance associated with net deferred tax assets.

        Loss from Discontinued Operations.    Loss from discontinued operations increased from $0.7 million in 2003 to $2.4 million during 2004. Included in the loss from discontinued operations of $2.4 million for the year ended December 31, 2004, is an asset impairment of $0.4 million and a $1.7 million charge for estimated employee termination costs. There was no tax benefit provided for these losses due to no estimated future realizability of tax assets resulting from net operating losses in Scandinavia.

Comparison of Results for the Year Ended December 31, 2002 to the Year Ended December 31, 2003

        Revenues.    Revenues by operating segment for the years ended December 31, 2002 and 2003 are as follows (in millions):

	2002	2003	$ change	% change
Wireless Network Services	$189.2	$214.8	$25.6	13.5%
Enterprise Network Services	—	41.1	41.1	—
Government Network Services	—	—	—	—

Total revenues	$189.2	$255.9	$66.7	35.3%

        Revenues generated by geographic segment for the years ended December 31, 2002 and 2003 are as follows (in millions):

	2002	2003	$ change	% change
United States	$155.4	$205.2	$49.8	32.0%
EMEA	10.8	13.9	3.1	28.7%
Latin America	23.0	36.8	13.8	60.0%

Total revenues	$189.2	$255.9	$66.7	35.3%

        Revenues increased 35% from $189.2 million for the year ended December 31, 2002 to $255.9 million for the year ended December 31, 2003. The $66.7 million increase was primarily attributable to an increase in domestic revenues of $49.8 million and an increase in international revenues of $16.9 million. Our Enterprise Solutions segment generated incremental revenues from acquisitions totaling $40.0 million during the year ended December 31, 2003. The remaining increase totaling $1.1 million from our Enterprise Solutions segment was generated from organic business growth in our WiFi technology operations. Our Latin America operations experienced significant improvement of $13.8 million from the prior year due primarily to certain significant contracts that were awarded during the third quarter of 2003. Revenue in our EMEA operations also increased by $3.1 million between periods. The overall increase is primarily attributed to increased capital expenditures by carriers to expand and improve their wireless networks due to customer demands for improved network coverage, quality and capacity due to continued subscriber and minute growth, and increased data usage.

        Cost of Revenues.    Cost of revenues increased 29% from $144.7 million for the year ended December 31, 2002 to $186.6 million for the year ended December 31, 2003 primarily due to the corresponding increase in total revenues. The increase in cost of revenues during the 2003 period attributable to acquisitions was approximately $29.0 million. Gross margin during the year ended December 31, 2003 increased slightly from 2002 gross margin of 24% to 27% of total revenues. The overall increase in gross margin percentage is primarily attributable to realized efficiencies on the domestic projects combined with the gross margins of 27%, collectively, that was contributed by our acquired entities during 2003. This increase is partially offset by lower gross margins in the Latin American operations where a significant amount of third party services are used and and an increasing trend by carriers in the U.S, to request turnkey contracts which generally require us to utilize third-party vendors, thus reducing gross margin.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 7% from $56.8 million to $60.6 million for the years ended December 31, 2002 and 2003, respectively. The increase is due to stock based compensation expense of $6.3 million in 2003 generated as a result of modifying certain stock option agreements, thereby requiring remeasurement of the intrinsic value of the options. The increase was offset partially by lower personnel related costs attributable to a reduction in the level of underutilized field personnel and significantly lower administrative expenses as a result of various successful cost reduction and cost containment programs. The decrease due to the personnel reductions is partially offset by selling, general and administrative expenses related to our acquisitions totaling $8.8 million for the year ended December 31, 2003, of which approximately $2.9 million was related to earn-out consideration related to our ENS acquisitions which were recorded as compensation expense due to certain continuous employment clauses in the purchase agreements. As a percentage of revenues, SG&A decreased from 27% in 2002 to 21% in 2003.

        Impairment of Goodwill.    We recorded a $14.6 million impairment of certain goodwill based upon our analysis of the results of operations and projected future cash flows associated with our European operations and specifically, our consulting (Questus) and network management (Telia Contracting) operations. We also recorded impairment of goodwill upon the adoption of SFAS No. 142 on January 1, 2002. See "Cumulative Effect of a Change in Accounting Principle" below.

        Other Asset Impairment and Other Charges, Net.    During the year ended December 31, 2002, we recorded $20.4 million of asset impairment and other charges compared to $0.1 million during the same period in 2003. The $20.4 million charge consisted primarily of the following:

  •
  Asset impairment charge

  For the year ended December 31, 2002, asset impairment charges, totaled $7.1 million, compared to $2.2 million for the year ended December 31, 2003. In 2002, we determined that impairment existed based on our analyses of the results of operations and projected future cash flows associated with certain intangible assets and certain office equipment. Accordingly, we recorded an impairment charge of $7.1 million during the first quarter of 2002. During the fourth quarter of 2003, we assessed the utilization of certain specialized and technology-dependent field equipment and determined that certain equipment was idle and technologically impaired. These were primarily older assets which could no longer effectively nor efficiently be utilized on existing or upcoming domestic and international customer contracts. Due to the nature of this equipment and its dependence on current technology, the salvage value associated with such equipment was deemed to be nominal. Based on these combined facts and circumstances, management concluded that impairment existed and, therefore, recorded an impairment charge totaling $2.2 million, as part of our Design and Deployment operating segment in the fourth quarter of 2003.

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

  The change in accrual for unused office space from December 31, 2003 to December 31, 2004 is as follows:

Accrual for unused office space as of December 31, 2003	$3.5
Additional unused office space as result of acquisition of HTS	.2
Rental payments	(1.1)

Accrual for unused office space as of December 31, 2004	$2.6

Rental payments for unused office space are expected to continue through 2010.

  •
  Separation and other personnel-related costs

  In response to the economic challenges in the wireless industry during 2002, we reduced our workforce across various functions, resulting in $3.3 million of severance and other personnel-related charges. The separation and other personnel-related costs totaling $1.1 million for the year ended December 31, 2003 were primarily associated with post-employment benefits related to the retirement of our former chief financial officer during the fourth quarter of 2003. As of December 31, 2003, there was $0.7 million in accrued separation costs. The $0.7 million was paid in full during 2004.

  The change in separation and other personnel-related costs from December 31, 2003 to December 31, 2004 is as follows:

Balance of separation and other personnel-related costs as of December 31, 2003	$0.7
Payment of personnel-related costs	(0.7)

Balance of separation and other personnel-related costs as of December 31, 2004	$—

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

        Provision (benefit) for Income Taxes.    Our effective income tax rate for the year ended December 31, 2002 represented a 21% income tax expense compared to a 3% income tax benefit for the year ended December 31, 2003. The tax provision of $10.1 million for the year ended December 31, 2002 included an increase to the valuation allowance on deferred tax assets based upon a revision to the projections of future taxable income and inherent risk associated with the expected achievement of consistent long-term profitability which was evaluated on a consolidated and local geographic segment basis. The increase in the valuation allowance applied to substantially all U.S., state and foreign net operating loss carryforwards and cumulative temporary differences that were accumulated in the prior reporting periods. During 2003 we realized a 3% income tax benefit as a result of a current year reduction of the related valuation allowance associated with net deferred tax assets. The reduction in the valuation allowance and associated offset to the normalized tax provision was a direct result of the corresponding tax benefits realized during the year which previously had an associated valuation allowance.

        Cumulative Effect of a Change in Accounting Principle.    We recorded an impairment charge of $16.1 million, in January 2002 related to our measurement of impairment of the carrying value of the goodwill of a reporting unit within our design and deployment operating segment in accordance with SFAS No. 142.

Liquidity and Capital Resources

Working Capital and Cash Flows

        Our sources of liquidity include cash and cash equivalents and short-term investments, cash from operations and other sources of funds. As of December 31, 2004, we had cash and cash equivalents and short-term investments totaling $54.4 million and $7.6 million, respectively.

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

        Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by operations was $6.8 million and $8.5 million for the years ended December 31, 2003 and 2004, respectively. The change between periods of $1.7 million is primarily derived from our customer contracts in progress and associated working capital components. Cash provided by continuing operations was $8.0 million and $9.2 million for 2003 and 2004, respectively. Our days sales outstanding (DSO) decreased from 134 at December 31, 2003 to 122 at December 31, 2004, primarily due to the billing and collection of receivables due to the achievement of milestones in accordance with contractual terms.

        Cash used in investing activities was $53.4 million and $43.5 million for the years ended December 31, 2003 and 2004, respectively. Investing activities for the year ended December 31, 2003 consisted primarily of capital expenditures of $7.4 million, net initial consideration paid for acquisitions of three privately-held companies of $10.9 million, and purchases of short-term investments of $37.3 million. Investing activities for the year ended December 31, 2004 included $7.8 million of capital expenditures, $53.9 million and $8.3 million related to net initial consideration paid for acquisitions of two privately-held companies and cash paid for contingent acquisition consideration, respectively, partially offset by $27.5 million of proceeds from the sale of short term investments. See also Note 5 to our consolidated financial statements for further discussion of our acquisitions during 2004.

        Cash provided by financing activities was $27.7 million for the year ended December 31, 2003. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $29.4 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, partially offset by the repayment of capital lease obligations and notes payable totaling $3.2 million. Cash provided by financing activities was $10.2 million for the year ended December 31, 2004 and included proceeds of $7.3 million from the issuance of common stock associated with exercises of employee stock options and $3.4 million from purchases of common stock under our Employee Stock Purchase Plan, partially offset by the $0.5 million repayment of capital lease obligations.

        We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts. We believe that our cash and cash equivalent balances, short-term investments and our new credit facility (as discussed in Contractual Obligations and Commitments below) will be sufficient to satisfy cash requirements for at least the next twelve months based on the current level of operations and the Company's plans for future acquisitions. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation or foreign currency fluctuation has had, or is likely in the foreseeable future to have, a material impact on our net or foreign currency fluctuation revenues or results of operations.

Contractual Obligations and Commitments

        Pursuant to the stock purchase agreement for acquisitions made in 2003 in our Enterprise Network Services segment, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for each of the years ending 2004, 2005 and 2006. Assuming the acquired entities of our Enterprise Network Services segment reach the minimum base performance targets, the aggregate future contingent payments related to the measurement periods from 2004 through 2006, including the balance accrued as of December 31, 2004, would approximate a cumulative total of $16.7 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth as estimated by the Company, the aggregate future contingent payments could likely range from $24.2 million to $30.1 million. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. In addition, we may pay additional consideration of up to $3.2 million related to our acquisition of DSI if certain contract milestones are achieved. As of December 31, 2004, approximately $0.4 million has been accrued as additional consideration based on the attainment of certain milestones.

        The following table summarizes management's estimate of the potential range of future contingent consideration that may be paid by year:

	2005		2006		2007		Total
	(in millions)
Potential range of future contingent consideration	$12.0	*	$10.7-$15.8	*	$1.5-$2.3	*	$24.2-$30.1	*

*
Hypothetical range based on the Company's estimated operating projections.

        Any future additional earn-out consideration greater than or less than the estimated $12.4 million amount recorded as of December 31, 2004 for certain shareholders of the Suntech and Enco acquisitions will be recorded as a component of income when the earn-out consideration is earned. Further, any amounts earned by shareholders of those acquired companies for which there were no continuous employment clauses will result in additional goodwill recorded for those acquisitions when the earn-out consideration is earned.

        In connection with future acquisitions, we may agree to make additional payments to sellers contingent upon achievement of performance milestones by the acquired entities.

        On March 16, 2005, we entered into a credit agreement with KeyBank National Association ("KeyBank") to provide a $15 million senior credit facility. KeyBank is designated as the sole arranger and sole book manager. The facility has a 3-year term and can be expanded to a $60 million facility. The Company intends to use the facility to fund acquisitions. As part of our acquisition strategy, we may choose to expand our new credit facility up to $60 million to fund future acquisitions. There are no amounts drawn on the facility as of March 24, 2005.

        We believe that our cash and cash equivalent balances and our new credit facility will be sufficient to satisfy cash requirements for at least the next twelve months.

        The following table summarizes our currently existing contractual obligations and other commitments at December 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$0.2	$0.2	$—	$—	$—
Operating leases	19.1	5.2	6.5	5.4	2.0

	$19.3	$5.4	$6.5	$5.4	$2.0

        Other than the $34 million in cash we used to purchase TLA in January 2005 and our normal recurring trade payables, expense accruals, accrued earn-out liabilities and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations, we have no other material cash commitments. Aside from these recurring operating expenses, future capital expenditures and overall expansion including potential future acquisitions, our future capital needs will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. Other future cash requirements may include the payment of certain tax contingencies, as discussed in Note 15 of our consolidated financial statements and potential future acquisitions. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditures may be required as deemed necessary, in order to stay competitive and effectively service our customers.

Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. We evaluated a partnership arrangement that was entered into in 2004, and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions FIN 46R. Included in our consolidated financial results is a $1.0 million total net receivable which is eliminated at the consolidated level against a corresponding liability as of December 31, 2004, $0 revenue and $1.0 million net loss from this partnership for the year ended December 31, 2004. As of December 31, 2004, the Company exercised its right to withdraw from the partnership.

        In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

        In June 2004, the FASB issued EITF Issue No. 02-14 (EITF 02-14), "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We have reviewed EITF 02-14 and have determined it does not have a material impact on our operating results and financial position.

        In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on its current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R. If the Company continues to use the Black-Scholes method, the Company does not believe the estimated impact will be materially different than the pro forma disclosure in Note 1 (j). SFAS No. 123R requires public companies to measure the cost of employee services received based on its current fair value and to re-measure such awards at each reporting date through the settlement date. This Statement is effective for reporting periods beginning after June 15, 2005.

Related Party Transactions

        For detailed information regarding related party transactions, see Notes 14 and 18 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexican, Brazilian and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of December 31, 2004, our Mexican, Brazilian and European subsidiaries were in average net liability positions (i.e., monetary liabilities were greater than monetary assets subject to foreign currency risk) of approximately $7.0 million $7.6 million and $17.8 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net liability positions at December 31, 2004 were approximately $0.7 million, $0.8 million and $1.8 million for the Mexican, Brazilian and European subsidiaries, respectively. In the event that the functional currency of China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations due to the activities of our corporate resource center in China.

        In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.4 million for the year ended December 31, 2004. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

        Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

        Cash and cash equivalents as of December 31, 2004 were $54.4 million and are primarily invested in money market interest bearing accounts, corporate securities, and U.S. government and agency securities. Short-term investments as of December 31, 2004 were $7.6 million, and are primarily corporate notes and bonds, which include auction rate securities which are repurchased in 7 to 28 day increments, and U.S. government and agency debt securities. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the year ended December 31, 2004. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

  1)
  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2004. In light of a material weakness in internal control over financial reporting as of December 31, 2004, which is discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

  2)
  Management's Report on Internal Control Over Financial Reporting

        We have omitted management's report on internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting from this Annual Report on Form 10-K in reliance on the SEC's November 30, 2004 exemptive order, which grants certain smaller accelerated filers an additional 45 days in which to furnish the internal control report and related audit report. Management is evaluating internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although we have not completed our self-assessment, we have identified a material weakness as discussed below.

        In connection with the finalization of this Annual Report on Form 10-K, an error in our financial statements revealed a deficiency in our internal control over financial reporting which we consider to be a material weakness. The material weakness related to the ineffective operation of a monitoring control over period-ending closing journal entries, which failed to identify an error contained in one of our 2004 period-ending closing journal entries. The material weakness resulted in adjustments to reduce income taxes payable, accrued liabilities and income tax expense. Control deficiencies relevant to internal control over financial reporting are those that adversely affect an entity's ability to initiate, authorize, record, process, and report financial data consistent with the assertions of management in the financial statements. Deficiencies in an entity's internal control range from inconsequential to material weaknesses. A material weakness is defined in the standards established by the Public Company Accounting Oversight Board as a deficiency that precludes an entity's internal controls from providing reasonable assurance that material misstatements in the financial statements will be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions. The inability to provide such reasonable assurance results from a deficiency in which the design or operation of an internal control component does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        We intend to file an amendment to this Annual Report on Form 10-K to include management's report on internal control and the related audit report on internal controls over financial reporting prior to April 30, 2005. As a result of the material weakness discussed above, we expect that our report will include a description of the material weakness and a conclusion that our internal control over financial reporting was not effective as of December 31, 2004. We also expect that the audit report of our Independent Registered Public Accounting Firm will contain an opinion that our internal control over financial reporting was ineffective as a result of the material weakness discussed above. In addition, it is possible that information will come to the attention of management as it completes the procedures necessary to deliver its internal control report that indicates that additional material weaknesses exist as of December 31, 2004.

  3)
  Changes in Internal Control Over Financial Reporting

        During the three months ended September 30, 2004, we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective: (i) a thorough review of all existing contractual documents was not being performed to ensure that the contractual terms are properly reflected in the project estimate-at-completion computation; and (ii) more rigorous processes and procedures should have been established for customer invoicing.

        During the three months ended December 31, 2004, to address the weaknesses identified in the three months ended September 30, 2004, we implemented the following revised control activities and improved processes: (i) effective October 1, 2004, our internal Contracts Administration Department was established in order to ensure that complete contract files are maintained to support the project estimate at completion computation; (ii) in conjunction with our month-end closing procedures in the three months ended December 31, 2004, as well as our year-end closing procedures, we implemented additional monitoring and review controls over our estimate-at-completion calculations, as well as our invoicing procedures and our valuation of accounts receivable balances.

        In addition, the principal executive officer and principal financial officer have concluded that, other than the specific changes identified in this Item 9A, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        On March 28, 2005, the Company entered into Change in Control Agreements with the following employees: Deanna Lund, the Company's Senior Vice President and Chief Financial Officer, James R. Edwards, the Company's Senior Vice President and General Counsel, Rochelle Bold, the Company's Senior Vice President, Corporate Development and Investor Relations, Bill Clift, President, U.S., Wireless Network Services and Steven D. Roth, President WFI Government Services. The Agreements provide that, among other things, upon a change of control each employee is entitled to (i) the immediate vesting of fifty percent (50%) of all stock options and stock appreciation rights granted to such employee as of the date of the change in control and (ii) the vesting of the remaining stock options and stock appreciation rights on the earlier of the one year anniversary date of the change of control or the resignation by such employee as a result of certain triggering events following the change in control. In addition, if following a change of control the employee is terminated without cause or resigns as a result of certain triggering events, such employee is entitled to receive a severance payment equal to one year of such employees's base salary plus the employee's maximum bonus amount for that fiscal year.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to the information under the captions "Election of Directors", "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

Item 14. Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the information under the caption "Fees Paid to KPMG LLP" of the Registrant's Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules

(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements
(2)	Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)	Exhibits
Exhibit Number	Description of Document
2.1	Agreement of Plan of Reorganization by and among Wireless Facilities, Inc., WFI Government Services, Inc., Horseshoe Merger Sub, Inc., High Technology Solutions, Inc. and the major holders of High Technology Solutions, Inc., dated as of December 22, 2003.(5)
2.2	Stock Purchase Agreement by and among the Company, JMA Associates, Inc. d/b/a TLA Associates, and the Stockholders of JMA Associates, Inc., dated as of January 27, 2005.(7)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(3)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.(8)
3.5	Certificate of Designation of Series C Preferred Stock.(9)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.(1)
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.(9)
10.1	1997 Stock Option Plan.(1)
10.2	Form of Stock Option Agreement pursuant to the 1997 Stock Option Plan and related terms and conditions.(1)
10.3	1999 Equity Incentive Plan.(1)
10.4	Form of Stock Option Agreement pursuant to the 1999 Equity Incentive Plan.(1)

10.5	1999 Employee Stock Purchase Plan and related offering documents.(1)
10.8	Second Amended and Restated Investor Rights Agreement by and among the Company and certain stockholders of the Company dated as of September 17, 1999.(1)
10.10	Form of Indemnity Agreement by and between the Company and certain officers and directors of the Company.(1)
10.14	Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)
10.15	Form of Subscription and Representation Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)
10.16	Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 1, 1998.(1)
10.17	Form of Bill of Sale and Assignment Agreement by and between the Company and each of Massih Tayebi and Masood K. Tayebi dated as of June 30, 1999.(1)
10.21	Services Agreement by and between WFI de Mexico S. de R.L. de C.V. and Ericsson Telecom, S.A. de C.V. dated as of August 4, 1999.(1)†
10.25	Master Services Agreement by and between the Company and Triton PCS, Operating Company, L.L.C. dated as of January 19, 1998, as amended.(1)†
10.26	Microwave Relocation Services Agreement by and between Entel Technologies, Inc. and Triton PCS Operating Company, L.L.C. dated as of February 11, 1998.(1)†
10.27	Site Development Services Agreement by and between Entel Technologies, Inc. and Triton PCS, Inc. dated as of December 10, 1997.(1)†
10.28	Sales Agreement for Products and Services by and between the Company and Integrated Ventures, LLC dated as of April 19, 1999.(1)†
10.32	Sublease Agreement by and between the Company and Franklin Templeton Corporate Services, Inc. dated as of April 14, 2000.(2)
10.33	2000 Nonstatutory Stock Option Plan.(2)
10.34	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(2)
10.35
Preferred Stock Purchase Agreement dated as of October 10, 2001 among the Company, Oak Investment Partners X, Limited Partnership, and Oak X Affiliates Fund, Limited Partnership, including Press release of Wireless Facilities, Inc. dated October 11, 2001.(3)
10.40	Technical Services Subcontract Agreement by and between the Company and Bechtel Corporation dated as of February 8, 2002.(4)‡
10.43	Executive Employment Agreement by and between the Company and Eric DeMarco effective November 14, 2003.(6)
10.44	Nonqualified Deferred Compensation Plan.(13)
10.45	Change of Control Agreement dated March 28, 2005 between the Company and Deanna Lund.*

10.46	Change of Control Agreement dated March 28, 2005 between the Company and James Edwards.*
10.47	Change of Control Agreement dated March 28, 2005 between the Company and Rochelle Bold.*
10.48	Change of Control Agreement dated March 28, 2005 between the Company and Steven D. Roth.*
10.49	Change of Control Agreement dated March 28, 2005 between the Company and William E. Clift.*
21.1	List of subsidiaries.(6)
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney.(6)
31.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.*

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

(4)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 13, 2002 and incorporated herein by reference.

(5)
Filed as an exhibit to the Company's report on Form 8-K, filed on January 16, 2004 and incorporated herein by reference.

(6)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 8, 2004 and incorporated herein by reference.

(7)
Filed as an exhibit to the Company's Report on Form 8-K filed on February 2, 2005 and incorporated herein by reference.

(8)
Filed as an exhibit to the Company's Report on Form 8-K/A filed on June 5, 2002 and incorporated herein by reference.

(9)
Filed as an exhibit to the Company's Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.

(10)
Filed as an exhibit to the Company's Report on Form 8-K filed on November 18, 2004 and incorporated herein by reference.

*
Filed herewith.

†
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

Date: March 31, 2005

WIRELESS FACILITIES, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERIC M. DEMARCO Eric M. DeMarco	Chief Executive Officer and President Principal Executive Officer	March 31, 2005
/s/ MASOOD K. TAYEBI, PH.D Masood K. Tayebi, Ph.D	Executive Chairman and Director	March 31, 2005
/s/ DEANNA H. LUND Deanna H. Lund	Senior Vice President, Chief Financial Officer and Principal Financial Officer	March 31, 2005
/s/ CAROL A. CLAY Carol A. Clay	Vice President, Corporate Controller and Principal Accounting Officer	March 31, 2005
/s/ SCOTT ANDERSON Scott Anderson	Director	March 31, 2005
/s/ BANDEL CARANO Bandel Carano	Director	March 31, 2005
/s/ SCOT JARVIS Scot Jarvis	Director	March 31, 2005
/s/ WILLIAM HOGLUND William Hoglund	Director	March 31, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wireless Facilities, Inc.:

        We have audited the accompanying consolidated balance sheets of Wireless Facilities, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II for each of the years in the three-year period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1(f) to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and, accordingly, changed its method of accounting for goodwill in 2002.

                      /s/ KPMG LLP

San Diego, California
March 24, 2005, except as to Note 18
which is as of March 28, 2005

WIRELESS FACILITIES, INC.

Consolidated Balance Sheets

December 31, 2003 and 2004

(in millions, except par value and number of shares)

	2003	2004
Assets
Current assets:
Cash and cash equivalents	$79.1	$54.4
Short-term investments	35.1	7.6
Accounts receivable, net	92.9	133.3
Accounts receivable—related party	0.2	—
Contract management receivables, net	1.0	0.1
Prepaid expenses	1.9	3.0
Employee loans and advances	0.1	0.6
Other current assets	4.8	6.4
Current assets of discontinued operations	1.0	—

Total current assets	216.1	205.4
Property and equipment, net	11.2	13.4
Goodwill	31.0	82.6
Other intangibles, net	1.9	6.4
Deferred tax assets, net	14.1	20.1
Investments in unconsolidated affiliates	4.0	2.1
Other assets	0.4	0.7
Other assets of discontinued operations	0.1	—

Total assets	$278.8	$330.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12.5	$26.6
Accrued expenses	27.1	30.3
Accounts payable—related party	—	1.0
Contract management payables	1.0	5.1
Billings in excess of costs on completed contracts	6.9	7.7
Tax contingencies	14.9	14.1
Accrual for contingent acquisition consideration	3.8	14.4
Accrual for unused office space	1.5	0.9
Income taxes payable	1.3	5.6
Capital lease obligations	0.5	0.2
Current liabilities of discontinued operations	0.2	0.8

Total current liabilities	69.7	106.7
Capital lease obligations, net of current portion	0.2	—
Accrual for unused office space, net of current portion	2.0	1.7
Other liabilities	1.3	1.3

Total liabilities	73.2	109.7

Minority interest in subsidiary	0.3	0.3
Commitments and contingencies (Notes 1, 5, 15 and 16)
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 90,000 and 25,483 shares outstanding at December 31, 2003 and 2004, respectively (liquidation preference $12.7)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 62,550,245 and 71,103,301 shares issued and outstanding at December 31, 2003 and 2004, respectively	0.1	0.1
Additional paid-in capital	309.6	319.8
Accumulated deficit	(100.4)	(95.4)
Accumulated other comprehensive loss	(4.0)	(3.8)

Total stockholders' equity	205.3	220.7

Total liabilities and stockholders' equity	$278.8	$330.7

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Operations

Years ended December 31, 2002, 2003 and 2004

(in millions, except per share amounts)

	2002	2003	2004
Revenues	$189.2	$255.9	$397.0
Cost of revenues	144.7	186.6	313.0

Gross profit	44.5	69.3	84.0
Selling, general and administrative expenses	56.8	60.6	63.0
Contingent acquisition consideration and restatement fees	—	—	13.9
Impairment of goodwill	14.6	—	—
Other asset impairment and other charges, net	20.4	0.1	—

Operating income (loss)	(47.3)	8.6	7.1

Other income (expense):
Interest income (expense), net	(0.8)	0.9	0.2
Foreign currency gain	2.0	0.2	0.2
Impairment of investment in unconsolidated affiliate and other income (expenses), net	0.1	0.2	(2.8)

Total other income (expense)	1.3	1.3	(2.4)

Income (loss) from continuing operations before minority interest in income of subsidiary, income taxes and cumulative effect of change in accounting principle	(46.0)	9.9	4.7
Minority interest in income of subsidiary	0.1	—	—
Provision (benefit) for income taxes	10.1	(0.3)	(2.7)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(56.2)	10.2	7.4
Loss from discontinued operations	(1.5)	(0.7)	(2.4)
Cumulative effect of change in accounting principle (Note 2b)	(16.1)	—	—

Net income (loss)	$(73.8)	$9.5	5.0

Net income (loss) from continuing operations per share before cumulative effect of change in accounting principle
Basic	$(1.17)	$0.19	$0.11
Diluted	$(1.17)	$0.14	$0.10
Loss from discontinued operations
Basic	$(0.03)	$(0.01)	$(0.04)
Diluted	$(0.03)	$(0.01)	$(0.03)
Cumulative effect of change in accounting principle, per share
Basic	$(0.33)	$—	$—
Diluted	$(0.33)	$—	$—
Net income (loss), per share
Basic	$(1.53)	$0.18	$0.07
Diluted	$(1.53)	$0.13	$0.07
Weighted average common shares outstanding:
Basic	48.1	53.4	67.7
Diluted	48.1	73.3	75.8

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2002, 2003 and 2004

(in millions)

	Convertible Preferred Stock
			Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
					Additional Paid-In Capital			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2001	0.1	—	47.2	$—	$214.8	$(36.1)	$(0.2)		$178.5
Issuance of Series B convertible preferred stock	0.1	—	—	—	44.9	—	—		44.9
Issuance of common stock for exercise of stock options	—	—	1.1	—	4.1	—	—		4.1
Issuance of common stock under employee stock purchase plan	—	—	0.5	—	2.8	—	—		2.8
Net loss	—	—	—	—	—	(73.8)	—	(73.8)	(73.8)
Foreign currency translation (loss)	—	—	—	—	—	—	(2.8)	(2.8)	(2.8)
Net realized investment loss	—	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	(76.6)

Balance, December 31, 2002	0.2	—	48.8	—	266.6	(109.9)	(3.0)		153.7
Conversion of Series A convertible preferred stock	(0.1)	—	7.0	—	—	—	—		—
Issuance of common stock for exercise of stock options	—	—	6.4	0.1	27.8	—	—		27.9
Issuance of common stock under employee stock purchase plan	—	—	0.4	—	1.5	—	—		1.5
Employee stock compensation	—	—	—	—	6.3	—	—		6.3
Employee note receivable	—	—	—	—	0.1	—	—	—	0.1
Tax benefit from exercise of stock options	—	—	—	—	7.3	—	—		7.3
Net income	—	—	—	—	—	9.5	—	9.5	9.5
Foreign currency translation loss	—	—	—	—	—	—	(1.0)	(1.0)	(1.0)

Total comprehensive loss	—	—	—	—	—	—	—	8.5

Balance, December 31, 2003	0.1	—	62.6	0.1	309.6	(100.4)	(4.0)		205.3
Conversion of Series B convertible preferred stock	(0.1)	—	6.4	—	—	—	—		—
Issuance of common stock for exercise of stock options	—	—	1.5	—	7.3	—	—		7.3
Issuance of common stock under employee stock purchase plan	—	—	0.6	—	3.4	—	—		3.4
Employee stock compensation	—	—	—	—	0.2	—	—		0.2
Adjustment of tax benefit from exercise of stock options	—	—	—	—	(0.7)	—	—		(0.7)
Net income	—	—	—	—	—	5.0	—	5.0	5.0
Foreign currency translation gain	—	—	—	—	—	—	0.2	0.2	0.2

Total comprehensive income	—	—	—	—	—	—	—	5.2

Balance, December 31, 2004	—	$—	71.1	$0.1	$319.8	$(95.4)	$(3.8)		$220.7

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2003 and 2004

(in millions)

	2002	2003	2004
Operating activities:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(56.2)	10.2	$7.4
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	9.4	9.6	7.4
Provision (credit) for doubtful accounts	(1.2)	0.6	(0.7)
Asset impairment charges	21.1	2.2	—
Provision for (benefit from) deferred income taxes	11.6	(0.3)	(2.7)
Deferred tax asset	—	(1.5)	(1.8)
Equity loss in unconsolidated affiliates	0.2	0.1	3.1
Tax benefit from stock options	—	7.3	(0.7)
Stock compensation	—	6.3	0.2
Other	0.6	0.1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	14.7	(23.3)	(30.8)
Accounts receivable—related party	(0.2)	0.3	0.2
Contract management receivables	3.5	1.4	0.9
Income taxes receivable	0.1	(8.7)	—
Prepaid expenses	2.0	(0.1)	(0.8)
Other assets	12.8	(0.1)	(2.4)
Accounts payable	(1.9)	5.8	12.1
Accrued expenses	(1.1)	3.1	(2.3)
Tax contingencies	5.3	1.6	(1.1)
Accrual for contingent acquisition consideration	—	3.8	14.3
Accounts payable—related party	(1.5)	(0.5)	1.0
Contract management payables	1.4	(4.6)	4.1
Billings in excess of costs on completed contracts	4.4	(1.6)	(1.0)
Accrual for unused office space	7.6	(5.4)	(1.0)
Income tax payable	—	—	4.0
Other liabilities	(1.0)	1.7	(0.2)

Net cash provided by continuing operations	31.6	8.0	9.2

Loss from discontinued operations	(1.5)	(0.7)	(2.4)
Changes in net assets and liabilities of discontinued operations	0.1	(0.5)	1.7

Net cash used in discontinued operations	(1.4)	(1.2)	(0.7)

Net cash provided by operating activities	30.2	6.8	8.5

Investing activities:
Purchase of short-term investments	—	(37.3)	—
Sale/maturity of short-term investments	—	2.2	27.5
Investment in unconsolidated subsidiary	—	—	(1.0)
Cash paid for contingent earn-out consideration	—	—	(8.3)
Cash paid to acquire businesses, net of cash received	—	(10.9)	(53.9)
Capital expenditures	(3.7)	(7.4)	(7.8)

Net cash used in investing activities	(3.7)	(53.4)	(43.5)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	44.9	—	—
Proceeds from issuance of common stock	4.9	29.4	7.3
Issuance of common stock under employee stock purchase plan	2.8	1.5	3.4
Net borrowings (repayment) under line of credit	(33.0)	—	—
Repayment of capital lease obligations	(5.6)	(2.5)	(0.5)
Repayment of notes payable	(0.6)	(0.7)	—

Net cash provided by financing activities	13.4	27.7	10.2

Effect of exchange rate on cash and cash equivalents	(1.9)	(1.1)	0.1

Net increase (decrease) in cash and cash equivalents	38.0	(20.0)	(24.7)
Cash and cash equivalents at beginning of year	61.1	99.1	79.1

Cash and cash equivalents at end of year	$99.1	$79.1	$54.4

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1.4	$0.4	$0.4
Net cash (paid) refunded during the year for income taxes	$0.8	$0.5	$(0.1)
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$—	$20.1	$62.1
Cash paid for acquisitions	—	(11.7)	(55.0)

Liabilities assumed in acquisitions	$—	$8.4	$7.1

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2002, 2003 and 2004

Note 1.    Organization and Summary of Significant Accounting Policies

  (a) Description of Business

        Wireless Facilities, Inc. ("WFI") was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI conducts business in three segments: Wireless Network Services, Government Network Services and Enterprise Network Services. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through its Wireless Network Services division ("WNS"), the U.S. government through its Government Network Services division ("GNS"), WFI Government Services, Inc., and enterprise customers through its Enterprise Network Services division ("ENS").

  (b) Principles of Consolidation

        The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the "Company."

        In 2003, the Company acquired three privately-held companies as part of our Enterprise Network Solutions segment (now Enterprise Network Services) that provides voice, data, security, system design, deployment, integration and monitoring for enterprise networks. In 2004, the Company acquired two privately-held companies as part of our Government Network Services segment that provides systems engineering, systems integration and the outsourcing of technical services such as operational test and evaluation and program management. See Note 5 for additional details regarding these acquisitions.

        All inter-company transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the cost method and represent companies in which the Company owns less than 20% and for which the Company has no significant influence.

  (c) Fiscal Calendar

        The Company operates and reports using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. However, the fiscal periods presented in this Annual Report on Form 10-K are comparable. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2004 fiscal year ended on December 31, 2004, however, our 2003 fiscal year ended on December 26, 2003, but we present our 2003 fiscal year as ending on December 31, 2003.

  (d) Cash Equivalents and Short-Term Investments

        The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company. The Company's short-term investments consist of corporate notes and bonds and U.S. government and agency securities.

        The Company has evaluated its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and

Equity Securities." Based on such evaluation, the Company's management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company's intent and board-approved investment policy and its ability to liquidate debt securities maturing after one year, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders' Equity within the caption "Accumulated Other Comprehensive Loss." The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost and fair value basis of short-term investments at December 31, 2004 was as follows (in millions):

	December 31, 2004
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$19.0	$19.0
Money market	28.0	28.0
U.S Government and agency securities	5.2	5.2
Corporate securities	2.2	2.2

Cash and cash equivalents	54.4	54.4

Short-term investments:
Corporate notes and bonds	6.3	6.3
U.S. government and agency securities	1.3	1.3

Short-term investments	7.6	7.6

Cash and cash equivalents and short-term investments	$62.0	$62.0

Debt securities recorded at fair value, maturing:
Within one year		$7.6
After one year through five years		—

Debt securities recorded at fair value		$7.6

        Net unrealized gains on short-term investments, which is included as a component of stockholders' equity, were $0.004 million and $0.03 million, at December 31, 2003 and 2004. Realized losses recorded during the year ended December 31, 2003 was $0.01 million. Realized gain recorded during the year ended December 31, 2004 was $0.05 million. Debt securities include corporate and government notes and bonds.

  (e) Property and Equipment, Net

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

  (f) Goodwill and Other Intangible Assets, Net

        Goodwill represents the excess of the purchase price over the fair value of net assets purchased from acquired companies.

        The Company adopted SFAS No. 142, on January 1, 2002. SFAS No. 142 superseded Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. In addition, SFAS No. 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in SFAS No. 141, "Business Combinations," the reassessment of the useful lives of existing finite-life intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives. In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill, and completed the required transitional impairment test, which resulted in an impairment charge of $16.1 million (see Note 2(b)). The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141. As a result, the Company reclassified $2.0 million of assembled workforce net of amortization, from intangible assets to goodwill, because such assets no longer met the definition of an identifiable intangible asset under the provisions of SFAS No. 141. In accordance with SFAS No. 142, the Company conducts, at a minimum, an annual impairment test of goodwill in the fourth quarter of each fiscal year, or earlier if triggering events or circumstances warrant an accelerated review for potential impairment. In 2002, an additional impairment charge was recorded in the amount of $14.6 million as a result of triggering events that indicated impairment.

  (g) Revenue Recognition

        The Company provides services for three primary types of contracts: fixed-price long-term turnkey; time and materials; and contract management and out of pocket reimbursables. The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses. While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates.

        Accordingly, the revenue we recognize in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) our then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. In our wireless network services business, the estimated contract value and costs are impacted by the estimated number and mix of site types that we may be assigned. If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

        Many of the Company's contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets. These contractual arrangements with the Company's customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company's right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company's contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential "partial milestone billings" or "reductions in scope" are reflected in the Company's ongoing periodic assessment of the "total contract value" and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2003 and 2004 were $45.1 million and $56.0 million, respectively.

        Revenue from time and materials contracts is recognized when it is realized or realizable and earned, in accordance with Staff Accounting Bulletin (SAB) 101, as revised by SAB 104 (recognized when services are rendered at contracted labor rates, when materials are delivered and when other direct costs are incurred). Additionally, based on management's periodic assessment of the collectibility of its accounts receivable, credit worthiness and financial condition of customers, the Company determines if collection is reasonably assured prior to the recognition of revenue.

  (h) Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer's financial condition and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectibility and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks. Total retainages included in accounts receivable were $1.1 million and $1.4 million at December 31, 2003 and 2004, respectively. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance of doubtful accounts.

  (i) Income Taxes

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

        The Company maintains a valuation allowance on the portion of the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2003, the Company realized consecutive quarters of consolidated profitability. This favorable trend, combined with forecasted future growth in consolidated operating profits, resulted in a 2003 decrease to the allowance for deferred tax assets of $7.6 million resulting in a net three percent income tax benefit for the year ended December 31, 2003. During fiscal 2004, the Company recorded a decrease to the allowance for deferred tax assets of $2.3 million resulting in a net 57% income tax benefit for the year ended December 31, 2004. For U.S. purposes, the Company is in a cumulative book profit position as of December 31, 2004, and consideration is given to future taxable income, including the reversal of temporary differences and 2005 projected taxable income, in evaluating the recoverability of its U.S. deferred tax assets and the corresponding valuation allowance related to the assets. Unlike the Company's U.S. tax position, its foreign operations are in a cumulative book loss position. Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," limited consideration is given to the Company's future foreign income in determining the recoverability of its foreign deferred tax assets and the related valuation allowance. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2004.

  (j) Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" to account for its stock option plans. Under this method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        Under SFAS No. 123, the weighted average fair value of stock options granted during 2002, 2003 and 2004 was $4.27, $9.95 and $8.49 respectively, on the date of grant. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plan (see Note 10(c)) during 2002, 2003, and 2004 was $4.90, $6.01, and $6.00 respectively. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	2002	2003	2004
Expected term:
Stock options	3 years	3 years	4 years
Employee Stock Purchase plan	6 months	6 months	6 months
Interest rate	3.10%	2.11%	3.43%
Volatility	142%	105%	96%
Dividends	—	—	—

        The increase in the expected term of stock options in 2004 is a result of an increase in the vesting period of new stock options granted by the Company.

        Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	2002	2003	2004
Net income (loss)	$(73.8)	$9.5	$5.0
Actual stock-based compensation expense included in net earnings	—	6.3	0.2
Total stock-based employee compensation expense determined under fair value based method for all awards	(28.4)	(20.7)	(16.3)

Pro forma net loss	$(102.2)	$(4.9)	$(11.1)
Earnings (loss) per common share:
Basic—as reported	$(1.53)	$0.18	$0.07
Basic—pro forma	$(2.12)	$(0.09)	$(0.16)
Diluted—as reported	$(1.53)	$0.13	$0.07
Diluted—pro forma	$(2.12)	$(0.09)	$(0.16)
Weighted average shares:
Basic—as reported	48.1	53.4	67.7
Basic—pro forma	48.1	53.4	67.7
Diluted—as reported	48.1	73.3	75.8
Diluted—pro forma	48.1	53.4	67.7

  (k) Net Income per Common Share

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

	2002	2003	2004
Weighted average shares, basic	48.1	53.4	67.7
Dilutive effect of stock options	—	4.9	3.0
Dilutive effect of Series A Convertible Preferred Stock	—	6.0	—
Dilutive effect of Series B Convertible Preferred Stock	—	9.0	5.1

Weighted average shares, diluted	48.1	73.3	75.8

        The following instruments were not included in the calculation of diluted net income (loss) per share because the effect of these instruments was anti-dilutive (in millions):

	2002	2003	2004
Stock options	4.9	1.5	5.0
Series A Convertible Preferred Stock	6.7	—	—
Series B Convertible Preferred Stock	5.3	—	—
Warrants	—	—	—
Contingently issuable shares	0.1	—	—

Total anti-dilutive instruments	17.0	1.5	5.0

Average per share market value of common stock	$5.08	$10.57	$9.80

Average outstanding stock option price per share	$8.11	$9.22	$9.30

  (l) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        During fiscal year 2002, the Company analyzed the results of operations and projected future cash flows associated with certain office equipment, and determined that impairment existed. Accordingly, the Company recorded impairment charges of $1.2 million and related penalties on leased equipment of $0.6 million during the first quarter of 2002. These amounts were a component of asset impairment and other charges in the Company's consolidated results of operations. During the fourth quarter of fiscal 2003, the Company assessed the utilization of its project equipment and determined that certain equipment was idle and technologically impaired. These were primarily older assets which could no longer effectively nor efficiently be utilized on existing or upcoming domestic and international customer contracts. Due to the nature of this equipment and its dependence on current technology, the salvage value associated with such equipment was deemed to be nominal. Based on these combined facts and circumstances, the Company concluded that impairment existed and, therefore, recorded an impairment charge totaling $2.2 million in the fourth quarter of 2003.

  (m) Fair Value of Financial Instruments

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

  (n) Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the years ended December 31, 2002, 2003 and 2004 includes net income (loss), realized investment loss on available-for-sale securities and foreign currency translation adjustments.

  (o) Foreign Currency Translation

        In accordance with SFAS No. 52 "Foreign Currency Translation," the financial statements of the Company's foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses.

  (p) Concentration of Credit Risk

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

  (q) Use of Estimates

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

  (r) Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period presentation.

  (s) Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R requires public companies to measure the cost of employee services received based on its current fair value and to remeasure such awards at each reporting date through the settlement date. This Statement is effective for reporting periods beginning after June 15, 2005. The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R. If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1 (j).

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIEs.

        The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. All VIEs, regardless of when created, are required to be evaluated under FIN 46-R no later than the quarter ended March 31, 2004. During the first quarter of 2004, the Company evaluated a partnership that it created and determined that it met the characteristics of a VIE and the requirements for consolidation pursuant to the provisions of FIN 46-R (See Note 14.)

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. This statement was effective for financial statements with fiscal years ending after December 15, 2003 and quarters beginning after December 15, 2003. The Company has reviewed SFAS No. 132 and has determined it did not have a material impact on its operating results and financial position.

Note 2.    Goodwill and Other Intangible Assets

        The changes in the carrying amounts of goodwill and other intangible assets by operating segment for the year ended December 31, 2004, are as follows (dollars in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill
Balance as of January 1, 2003	$25.5	$—	$—	$25.5
Acquisitions	—	5.1	—	5.1
Adjustments	—	(0.5)	—	(0.5)
Earn-out consideration	—	0.9	—	0.9

Balance as of December 31, 2003	25.5	5.5	—	31.0
Acquisitions	—	—	44.6	44.6
Adjustments	—	(0.2)	0.9	0.6
Earn-out consideration	—	5.9	0.4	6.4

Balance as of December 31, 2004	$25.5	$11.2	$45.9	$82.6

Other intangibles, net
Balance as of January 1, 2003	$—	$—	$—	$—
Acquisitions	—	2.8	—	2.8
Amortization expense	—	(0.9)	—	(0.9)
Reclassification to property and equipment	—	—	—	—
Foreign exchange translation loss	—	—	—	—

Balance as of December 31, 2003	—	1.9	—	1.9
Acquisitions	—		5.5	5.5
Amortization expense	—	(0.5)	(0.5)	(1.0)

Balance as of December 31, 2004	$—	$1.4	$5.0	$6.4

Total goodwill and other intangibles, net	$25.5	$12.6	$50.9	$89.0

	As of December 31, 2004
	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period (years)
Acquired Intangible Assets
Customer relationships	$2.6	(0.5)	2.1	6.8
Contracts and Backlog	4.6	(1.0)	3.6	4.8
Non-compete agreements	0.7	(0.2)	0.5	3.3
Trade names	0.4	(0.2)	0.2	2.7

Total	$8.3	$(1.9)	$6.4	4.5

Aggregate Amortization Expense	$0.9
Estimated amortization expense:
For year ended 12/31/05	$1.1
For year ended 12/31/06	$1.1
For year ended 12/31/07	$1.0
For year ended 12/31/08	$0.7
For year ended 12/31/09	$0.6

  (a) Impairment of Goodwill and Other Intangible Assets

        During the first quarter of 2002, the Company's operations in Europe, the Middle East and Africa ("EMEA") experienced an accelerated decline in revenue from its business consulting (Questus) and network management (Telia Contracting) operating segments. The initial EMEA 2002 operating plan assumed that the European markets for consulting and network management services would realize a modest level of growth. Specifically, the initial 2002 operating plan assumed that new service contracts would be procured or extended, accounting for a significant portion of the 2002 budgeted revenue and corresponding revenue growth in 2003. Furthermore, these contracts were anticipated to have high margins that are typical of pre-deployment business consulting service contracts. For the network management segment, the initial 2002 operating plan assumed the renewal of certain contracts in mid-year 2002 which were expected to have nominal revenue growth in 2003 and 2004.

        After the finalization of the February 2002 actual results for both the EMEA business consulting (Questus) and network management (Telia Contracting) operating segments, the respective segments posted continued declining revenues and margins and increased selling, general and administrative costs, primarily as a result of ongoing underutilization of billable employees and corporate service overhead. Through February 2002, the overall European markets continued to realize a lack of significant capital expansion with respect to the major telecommunication carriers, as evidenced by the lack of certain anticipated contracts as noted above. Revised 2002 financial projections for the EMEA business consulting and network management segments indicated ongoing probable losses with minimal improvement in subsequent years. Furthermore, based on the current cost structure in EMEA, it appeared unlikely that the Company would be able to significantly reduce related selling, general and administrative costs to a level that would allow for profitability for the respective segments. Based on these triggering events, the Company determined under the provisions of SFAS No. 144 and SFAS No. 142 that impairment existed for long lived assets and goodwill, respectively. Accordingly, impairment measurement analyses were prepared in which it was determined that identifiable intangibles were fully impaired in the amount of $5.3 million and that goodwill was fully impaired in the amount of $14.6 million. The portion of the charge related to goodwill is a component of Impairment of goodwill included in the Company's operating expenses for the year ended December 31, 2002, and not as a component of the cumulative effect of adopting SFAS No. 142 because the underlying analysis is based on information and events occurring after the adoption of SFAS No. 142. Approximately $16.2 million of the overall charge relates to the former business consulting segment and $3.7 million to the former design and deployment segment.

  (b) SFAS No. 142 Transitional and Annual Impairment Tests

        In accordance with the adoption of the provisions of SFAS No. 142, the first step of the goodwill impairment transitional test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of January 1, 2002. The fair value for each reporting unit was determined using a discounted cash flow valuation analysis. The carrying values of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. Management believes that the assumptions made for these analyses are reasonable and consistent. During the Company's step one of the test for impairment, the estimated fair values exceeded the carrying value for each reporting unit. In 2004, the Company re-organized its operating segments to reflect its current operations and strategic direction. Effective January 1, 2004, the Company re-organized its business around service lines, including three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. The Company determined that a reporting unit in the Company's WNS segment did have indicators requiring measurement of impairment as of January 1, 2002. The Company completed step two of the goodwill impairment test for this reporting unit and, consequently, a $16.1 million impairment charge is included in the accompanying statements of operations as the cumulative effect of a change in accounting principle.

        The Company completed its annual impairment test as required under the provisions of SFAS No.142 during the fourth quarter of 2002 and 2003 and determined that there was no further indication of impairment as of December 31, 2002 and 2003. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

Note 3.    Significant Transactions

  (a) Loss/Benefit on Unused Office Space

        In 2001, the Company recorded an accrual for $1.4 million related to an estimated loss on unused office space based on management's assessment of the existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company's vacant properties.

        During the first quarter of 2002, the Company's operating results reflected a continued lack of improvement in the financial markets and economic environment of the telecommunications industry. Furthermore, it was determined that the prior significant growth in several metropolitan markets had resulted in a surplus of commercial lease space. This surplus of available office space has hindered the Company's ability to sublease its existing unused office space. As a result, management re-assessed the market conditions surrounding its unused office space, the likelihood of achieving certain sublease rates and the overall recoverability of its related operating lease expenses. As a result, the Company calculated the estimated loss on unused office space to increase by approximately $10.0 million during the quarter ended March 31, 2002. The accrual for loss on unused office space as of December 31, 2002 was $8.9 million, net of approximately $1.6 million of lease payments that were charged to the accrual for unused office space.

        During 2003, the Company reevaluated its accrual for unused office space and determined that a significant portion of its corporate facility was expected to be utilized commencing in 2004. This change in estimate was primarily attributable to the Company's acquisition of HTS that was announced in December 2003 and consummated in January 2004. As a result, the Company recorded a $3.2 million reversal of the accrual for unused office space during the fourth quarter of 2003.

        The accrual for loss on unused office space as of December 31, 2004 was $2.6 million, net of approximately $1.1 million of lease payments that were charged to the accrual of unused office space. The Company estimates that the remaining accrual will be paid through 2010.

  (b) Shut Down of Network Operations Center (NOC)

        Based on the continued negative results of operations from the Company's NOC subsidiary and economic conditions as of March 31, 2002, management approved and committed the Company to an Exit Plan for this legal subsidiary effective March 31, 2002. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", the Company recorded certain charges related to this exit plan (all charges were deemed incremental and not related to the ongoing operations of the facility during the "exit period"). Fixed assets with net book value of $0.8 million were disposed of as of March 31, 2002. These assets included certain electronic equipment and leasehold improvements with no readily determinable salvage value. The total amount disposed is recorded as a component of asset impairment charges for the quarter ended March 31, 2002. A charge totaling $0.3 million, related to severance and contract termination costs that were deemed incremental costs associated with the shut down of the NOC, was recognized as a component of selling, general and administrative expenses during the quarter ended March 31, 2002. The Company's management executed the final steps relating to its exit plan whereby, effective November 1, 2002, all remaining customer contracts and employees were terminated and the business ceased operations. The Company concluded that the NOC did not have material operating results which would require discontinued operations to be reported separately. During the year ended 2002, the NOC had the following operating results (in millions):

Revenue	$0.2

Cost of revenue	$0.4

Operating loss	$(2.0)

        At December 31, 2002, 2003 and 2004, the balance of the accruals for legal and contract termination costs approximated $0.3 million and $0.1 million and $0, respectively.

  (c) Discontinued Operations

        During the second quarter of 2004, the Company made the decision to sell or otherwise divest its Network Management business in Scandinavia, which had previously been reported in its Wireless Network Services segment. WFI determined that this entity met the criteria to classify it as held for sale. Accordingly, WFI has reflected this operation as discontinued in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." After actively marketing to sell this business for one quarter, the Company made the decision to wind-down this operation in the third quarter of 2004. As of December 31, 2004 operations have been substantially wound-down. For the year ended December 31, 2004, the Network Management business in Scandinavia generated revenues of $2.7 million and net loss of $2.4 million for the same period. Included in the net loss for the year ended December 31, 2004 is an asset impairment loss of $0.4 million and a $1.7 million charge for estimated employee termination costs. A total of $0.9 million was paid in cash during the year ended December 31, 2004, and the remaining balance of the accrued liability at December 31, 2004 was $0.8 million related to employee termination costs. These amounts will be paid during 2005. There was no tax benefit provided for these losses due to the uncertain future realizability of tax assets resulting from net operating losses in Scandinavia. All prior period amounts have been restated to reflect these operations as discontinued.

Note 4.    Investments in Unconsolidated Affiliates

  (a) Diverse Networks, Inc ("DNI")

        On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% percent interest in DNI, a private company that provides network management and data center services. Through December 31, 2002, this investment was accounted for under the equity method of accounting due to the presence of significant influence that was deemed to exist based on the significant number of contracts that WFI had entered into with DNI and the presence of a WFI employee on DNI's board of directors. The contracts constituted a substantial portion of the business conducted by DNI. By the end of fiscal 2002, the majority of the contracts between the Company and DNI had been completed. This resulted in the Company concluding effective January 1, 2003, that significant influence no longer existed. Accordingly, the investment in DNI no longer met the conditions for the use of equity method of accounting and accordingly, the investment has been accounted for under the cost method since January 1, 2003. The equity in earnings from this investment during the period this investment was accounted for under the equity method of accounting were classified within other income (expense) in the Company's consolidated statements of operations. The balance of the Company's investment in DNI at December 31, 2003, totaled $3.1 million and is classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. During June 2004, the Company determined, based upon events occurring in the second quarter of 2004 at Diversified Networks, Inc. ("DNI"), that there was an other than temporary impairment of its investment in DNI. Specifically, DNI reported that it was losing a significant customer and that such loss would result in reduced gross margins and profitability. Additionally, DNI reported that it would need a cash infusion before the end of the year to fund operations and working capital requirements. Accordingly, the Company concluded that the full carrying value of $3.1 million was impaired. The write-off of $3.1 million is reflected in impairment of investment in unconsolidated affiliate and other income (expenses), net in the accompanying consolidated statements of operations.

  (b) CommVerge Solutions, Inc.

        On July 21, 2000, the Company acquired 1,184,835 shares of Class B convertible Preferred Stock of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting. In 2001, an adjustment was required to reflect an impairment charge of $4.1 million as a result of a variety of factors including the capital raised in the investee's financing transaction in January 2002, which indicated that the value of the Company's investment had significantly declined. The balance of the Company's investment in CommVerge Solutions, Inc. at December 31, 2004 totals $0.9 million and has been classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. One of the Company's Directors is also a Director of CommVerge Solutions, Inc.

  (c) Tactical Survey Group, Inc.

        On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11.4% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a Company employee on TSG's board of directors. The equity in earnings from this investment is classified within Other income (expense) in the Company's consolidated statements of operations. The balance of the Company's investment in TSG at December 31, 2004, totaled $1.2 million and has been classified on the consolidated balance sheet under the caption "Investment in unconsolidated affiliates."

Note 5.    Acquisitions

        On February 13, 2003, the Company acquired all of the outstanding capital stock of Suntech Systems, Inc., a company that provides subcontracting services primarily for general contractors and enterprise customers for the design and installation of commercial electrical systems. This acquisition was part of the Company's diversification strategy. Initial consideration consisted of a cash payment totaling $1.8 million. The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statement of Financial Accounting Standards No. 141 (SFAS No. 141) "Business Combinations". The consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired. The excess purchase price paid over the fair value of tangible and identifiable intangible net assets acquired, was recorded as $1.0 goodwill and purchased intangible assets of $.6 million, which is primarily comprised of customer relationships will be amortized over the estimated useful life of 5 years. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling shareholders additional consideration that is contingent upon the acquired entity's successful achievement of specific annual earnings targets for each of the years ending December 31, 2003, 2004 and 2005 and the continued employment of certain individuals. The Company recorded the first-year accrual for additional contingent consideration totaling $3.4 million related to the achievement of the earnings targets for the year ended December 31, 2003. Approximately $2.5 million of this payment was recorded as compensation expense in accordance with continued employment clauses of the purchase agreement. The remaining $0.9 million amount was recorded as additional purchase consideration and reflected as goodwill as of December 31, 2003 because the related recipient does not have continued employment as a condition of receiving the contingent payment. Payment of the $3.4 million was made on February 13, 2004, pursuant to the payment terms in the asset purchase agreement.

        The timing of recognition of the liabilities and associated expenses for future year's contingent payments was accelerated in September 2004 when the earn-out agreement was modified to remove continuous employment as a condition to receiving the payments. The removal of this provision was accounted for as a vesting of the Company's obligation under the agreement. Accordingly, the Company has recorded a charge of $7.5 million in 2004 for earn-out consideration for 2004 and 2005. Additionally, at December 31, 2004, the Company recorded an increase to Goodwill of $1.6 million related to earn-out consideration that has been earned for the remaining recipients who do not have continuous employment clauses associated with the purchase agreement. In March 2005, the Company paid $0.1 million of earn-out consideration. Future additional consideration, if any, will be recorded and accrued at the time that the outcome of the contingency is issued, or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. The results of operations of the acquired company since the acquisition date are included in the Company's consolidated financial statement for the years ended December 31, 2003 and 2004 and are a component within the Enterprise Network Services operating segment.

        On April 15, 2003, the Company acquired all of the outstanding capital stock of Delmarva Systems Corporation, a company that provides various commercial electrical systems integration services. This acquisition was part of the Company's diversification strategy. Initial consideration consisted of a cash payment totaling $6.2 million. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141. The initial consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired. The excess purchase price paid over the fair value of tangible and certain identifiable intangible net assets acquired was recorded as $1.3 million goodwill and purchased intangible assets of $2.1 million, which is primarily comprised of customer relationships will be amortized over the estimated useful life of 7 years. Included in the stock purchase agreement is a provision whereby the Company agrees to pay the selling shareholders additional consideration that is contingent upon the acquired entity's successful achievement of specific earnings targets for each of the twelve month periods ended March 31, 2004, 2005 and 2006. Future additional consideration, if any, will be recorded and accrued as goodwill at the time that the outcome of the contingency is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. This agreement does not have continued employment of the selling shareholders as a condition to receiving contingent payments. In April 2004, the Company paid $4.4 million pursuant to the stock purchase agreement which was recorded as additional goodwill. As of December 31, 2003 and 2004, no accrual has been recorded for contingent consideration. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the purchase agreement. Subsequent to the purchase date, the Company has made adjustments of $0.3 million primarily related to acquired contingencies and the value of assets acquired which resulted in the reduction of the carrying value of the goodwill related to this business. These adjustments resulted in total goodwill of $3.1 million and $7.5 million as of December 31, 2003 and 2004, respectively. The results of operations of the acquired company since the acquisition effective date are included in the Company's consolidated financial statement for the year ended December 31, 2003 and 2004 and are a component within the enterprise solutions operating segment.

        On August 7, 2003, the Company acquired all of the outstanding equity interests of Enco Systems, Inc., that provides full-service security systems and building technologies integration. This acquisition was part of the Company's diversification strategy. The initial consideration consisted of a cash payment totaling $3.7 million. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141. The initial consideration was allocated to the fair value of tangible and identifiable intangible net assets acquired. The Company recorded goodwill of $0.1 million and identifiable finite-life intangible assets totaling $0.1 million. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling equity holders additional consideration that is contingent upon the acquired entity's successful achievement of specific annual earnings targets for the six month period ended December 31, 2003 and the years ending December 31, 2004, 2005 and 2006, and the continued employment of certain individuals. The Company recorded a contingent consideration accrual totaling $0.4 million related to the achievement of the earnings targets for period ended December 31, 2003. This contingent consideration was recorded as compensation expense in accordance with continued employment clauses. Payment was made on February 25, 2004. The timing of recognition of the liabilities and associated expenses for future year contingent payments was accelerated in September 2004 when the earn-out agreement was modified to remove continuous employment as a condition to receiving the payments. The removal of this provision was accounted for as a vesting of the Company's obligation under the agreement. Accordingly, the Company recorded a charge of $4.9 million in 2004 for earn-out consideration for 2004, 2005 and 2006. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the purchase agreement. In March 2005 the Company paid $0.9 million of earn-out consideration. Future additional consideration, if any, will be recorded and accrued at the time that the outcome of the contingency is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. Subsequent to the purchase date, the Company has made adjustments of $0.5 million primarily related to acquired contingencies and the value of assets acquired which resulted in the increase of the carrying value of the goodwill related to this business. These adjustments resulted in total goodwill of $0.6 million and $0.3 million as of December 31, 2003 and 2004, respectively. The results of operations of the acquired company since the acquisition date are included in the Company's consolidated financial statement for the year ended December 31, 2003 are a component within the enterprise solutions operating segment.

        In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon the achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such contingent liabilities are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of December 31, 2003, a contingent consideration accrual related to these arrangements totaling $3.8 million was recorded on the Company's consolidated balance sheets, of which $2.9 million was recorded as compensation expense in accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," as a result of continued employment provisions in the agreements with the remaining $0.9 million recorded as goodwill. During 2004, the Company paid $8.3 million of contingent consideration to the selling shareholders of the entities that were acquired in 2003 within the Enterprise Network Services.

        In September 2004, the Company amended the purchase agreements related to two of the companies acquired in the Enterprise Network Services business to more accurately reflect the intent of the transaction, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004, which represents estimated payments to be made to certain ENS selling shareholders based on the original continuous employment clauses. At December 31, 2004, the contingent consideration accrual of $14.4 million consists of the estimated liability of $12.4 million based on actual 2004 performance and estimated 2005 and 2006 performance for the ENS selling shareholders with continuous employment clauses and additional contingent consideration of $1.6 million recorded to goodwill related to certain shareholders of ENS who had met the performance targets for 2004 and did not have continuous employment clauses in connection with the purchase agreements.

        Assuming the ENS entities acquired in 2003 reach the minimum base performance targets in 2005 and 2006, the aggregate future contingent payments related to the measurement periods from 2004 through 2006, including the balance accrued and earned as of December 31, 2004, would approximate a cumulative total of $16.7 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth as projected by the Company based on its current operating forecasts, the aggregate future contingent payments could likely range from $24.2 million to $30.1 million inclusive of the amounts accrued as of December 31, 2004 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

        The following table summarizes management's estimate of the potential range of future contingent consideration payments by year:

	2005		2006		2007		Total
Potential range of future contingent consideration	$12.0	*	$10.7-$15.8	*	$1.5-$2.3	*	$24.2-$30.1	*

*
Hypothetical range based on estimated operating projections.

        Any future additional earn-out consideration greater than or less than the estimated $12.4 million amount recorded for certain shareholders of these two acquisitions will be recorded as a component of income when the earn-out consideration is earned. Further, any amounts earned by shareholders of those acquired companies for which there were no continuous employment clauses will result in additional goodwill recorded for those acquisitions when the earn-out consideration is earned and the outcome of the contingency is determinable beyond a reasonable doubt.

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

	2002			2003
	As Reported	Pro forma Adjustments	Pro forma	As Reported	Pro forma Adjustments	Pro forma
Revenue	$189.2	$49.4	$238.6	$255.9	$16.7	$272.6

Operating income	$(47.3)	$1.8	$(45.5)	$8.6	$0.1	$8.7

Net income (loss)	$(73.8)	$1.1	$(72.7)	$9.5	$—	$9.5

Net income per common share:
Basic	$(1.53)		$(1.51)	$0.18		$0.18

Diluted	$(1.53)		$(1.51)	$0.13		$0.13

Weighted average common shares outstanding:
Basic	48.1		48.1	53.4		53.4
Diluted	48.1		48.1	73.3		73.3

  High Technology Solutions, Inc.

        On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash. HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies. The acquisition of HTS was a part of the Company's strategy to enter into the government sector and its overall diversification and long-term growth strategy. The Company engaged an independent valuation expert, to assist in its analysis and assessment of the fair value of the assets acquired, both tangible and intangible. The valuation methodology used by this independent valuation expert included discounted cash flow and comparative market analysis. The valuation analysis was used by the Company to allocate the excess purchase price paid over the fair value of tangible net assets acquired of $44.0 million to goodwill in the amount of $40.1 million, and to identifiable finite-life intangible assets in the amount of $3.9 million. The identified intangible assets consist of $3.2 million allocated to contracts and backlog, $0.2 million for intellectual property and $0.5 million for a non-compete agreement. The allocation of the purchase price is subject to adjustments within a one-year period of the acquisition date based on the resolution of pre-acquisition contingencies, which is comprised primarily of certain incentive arrangements. In connection with the Company's acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance of $1.5 million for the normal industry profit on its effort to complete such contracts. The Company reflected this allowance as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit). During 2004, $0.4 million of this allowance was amortized into income. The remaining amount of $1.1 million at December 31, 2004 is estimated to reduce costs through 2008. The results of operations of HTS since the acquisition date are included in the Company's accompanying consolidated financial statements for the year ended December 31, 2004 and are a component of the government network services operating segment.

        The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At January 5, 2004

Current assets	$7.7
Property, plant, and equipment	.5
Intangible assets	3.8
Goodwill	38.3
Deferred tax asset	3.4

Total assets	53.7

Current liabilities	$(5.0)
Long-term debt	(0.2)

Total liabilities assumed	(5.2)

Net assets acquired	$48.5

        The following summary presents pro forma consolidated results of operations for the year ended December 31, 2003 as if the HTS acquisition described above had occurred at the beginning of the periods, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

        The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is a reconciliation of GAAP (as reported) to pro forma financial results for the year ended December 31, 2003 (all unaudited amounts except per share amounts are in millions):

	Year ended December 31, 2003
	As Reported	HTS Adjustment	Pro forma
Revenue	$255.9	$45.1	$301.0
Operating income	$8.6	$3.5	$12.1
Net income	$9.5	$2.9	$12.4
Net income per common share:
Basic	$0.18		$0.23
Diluted	$0.13		$0.17
Weighted average shares outstanding:
Basic	53.4		53.4
Diluted	73.3		73.3

  Defense Systems, Incorporated

        On August 4, 2004, the Company completed its acquisition of Defense Systems, Incorporated (DSI), for $6.6 million in cash, subject to certain post-closing adjustments. The excess purchase price paid over the fair value of tangible net assets acquired of $5.8 million was allocated to goodwill in the amount of $4.2 million and to identifiable finite-life intangibles of $1.6 million. The identified intangible assets consist of $0.8 million backlog, $0.7 million of customer relationships and $0.1 million non-compete agreement. Additional consideration of up to $3.2 million can be earned by the former major stockholders of DSI over an 18 month period based upon performance milestones related to certain specified contracts. The additional consideration if any, will be recorded as goodwill as earned. As of December 31, 2004, approximately $0.4 million has been accrued of the additional consideration based upon the attainment of certain milestones. Headquartered in Manassas, Virginia, DSI provides a full range of information technology and logistics automation services to federal government and commercial clients, with a strategic focus on providing end-to-end total radio frequency identification ("RFID") solutions. The operating results of DSI are reported in our Government Services Network segment. The operating results for DSI for the year ended December 31, 2003, are not included in the proforma results presented above since the results were immaterial.

        On January 27, 2005, WFI Government Services, Inc. ("WGSI"), a wholly owned subsidiary of the Company, entered into a stock purchase agreement (the "Stock Purchase Agreement") to acquire all of the issued and outstanding shares of capital stock of TLA Associates ("TLA") (the "Acquisition"). The acquisition of TLA is another important piece of the Company's strategic plan for building its government business. The purchase price for the Acquisition was $34 million in cash (the "Purchase Price") and is subject to certain post-closing adjustments. Pursuant to the terms of the Stock Purchase Agreement, a portion of the Purchase Price will be used to extinguish all indebtedness of TLA existing at the closing and ten percent of the Purchase Price will be placed into an escrow account at the closing to serve as security for the satisfaction of customary representations and warranties made by the former owners and TLA.

        The Company engaged an independent valuation expert to perform a valuation analysis of the acquisition of TLA. The Company anticipates that this analysis will be complete by the end of the first quarter of 2005.

Note 6.    Balance Sheet Details

        The consolidated balance sheets consist of the following at December 31, 2003 and 2004 (in millions):

	2003	2004
Accounts receivable, net:
Billed	$53.3	$79.0
Unbilled	45.1	60.6

	98.4	139.6
Allowance for doubtful accounts	(5.0)	(6.3)

Total accounts receivable, net	$93.4	$133.3

Contract management receivables, net:
Billed	$2.1	$0.1
Unbilled	0.4	—

	2.5	0.1
Allowance for doubtful accounts	(1.5)	—

Total contract management receivables, net	$1.0	$0.1

Property and equipment, net:
Computer equipment	$35.2	$32.0
Furniture and office equipment	3.3	5.6
Leasehold improvements	1.3	1.5

	39.8	39.1
Accumulated depreciation and amortization	(28.6)	(25.7)

Total property and equipment, net	$11.2	$13.4

Other intangibles, net:
Customer relationships	$1.9	$2.6
Contracts and Backlog	0.6	4.6
Trade name	0.2	0.4
Noncompete agreements	0.1	0.7
Accumulated amortization	(0.9)	(1.9)

Total other intangibles, net	$1.9	$6.4

Investments in unconsolidated affiliates:
CommVerge, Inc.	$0.9	$0.9
Diverse Networks, Inc.	3.1	—
Tactical Survey Group, Inc.	—	1.2

Total investments in unconsolidated affiliates	$4.0	$2.1

Note 7.    Notes Payable and Other Financing Arrangements

  (a) Credit Agreement

        The Company had a line of credit, which was scheduled to expire in February 2004. In May 2002, the line of credit was repaid and terminated. Prior to the termination of the line of credit agreement, loans under this line of credit bore interest, at the Company's discretion, at either (i) the greater of the bank prime rate and the Federal Funds Rate plus 0.5%, plus a margin ranging from 0.75% to 2.50%, the ("base rate margin"), or (ii) at the London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.75% to 3.50%, the ("LIBOR rate margin"). The line of credit was secured by substantially all of the Company's assets. The line of credit agreement contained restrictive covenants, which, among other things, required maintenance of certain financial ratios.

        On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association ("KeyBank") to provide a $15 million senior credit facility. KeyBank is designated as the sole arranger and sole book manager. The facility has a 3-year term and can be expanded to a $60 million facility. The Company intends to use the facility to fund future acquisitions. There are no amounts drawn on the facility as of March 24, 2005.

Note 8.    Lease Commitments

        The Company leases certain equipment under capital leases with a weighted average interest rate of approximately 8.40% that expire at various dates through 2005. The Company also leases certain facilities and equipment under operating leases having terms expiring at various dates through 2010. Future minimum lease payments under capital and operating leases as of December 31, 2004 are as follows (in millions):

	Capital Leases	Net Operating Leases
Year ending December 31,
2005	$0.2	$5.2
2006	—	3.5
2007	—	3.0
2008	—	2.7
2009	—	2.7
Thereafter	—	2.0

Total future minimum lease payments	0.2	$19.1

Less amount representing interest	—

Present value of capital lease obligations	0.2
Less current portion	(0.2)

Long-term capital lease obligations	$—

        Equipment recorded under capital leases approximated $8.7 million and $8.6 million, with accumulated amortization of $8.2 million and $7.8 million as of December 31, 2003 and 2004, respectively.

        Pursuant to the terms of sublease agreements as of December 31, 2004, approximately $2.7 million of sublease income will offset future minimum lease payments as of December 31, 2004. Gross rent expenditures under operating leases for the years ended December 31, 2002, 2003 and 2004 were $5.5 million, $5.6 million and $5.9 million, respectively. Total sublease income for the years ended December 31, 2003 and 2004 totaling $0.6 million and $1.0 million, respectively, has been netted against rent expense. Based on management's assessment of existing assumptions as described in Note 3, a reversal totaling $3.2 million related to a portion of the accrual for unused office space was recorded during the fourth quarter of fiscal 2003. Such amount is included in asset impairment and other charges on the Company's statement of operations. The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses, of $1.3 million at December 31, 2003 and 2004 to reflect the excess of rent expense over cash payments since inception of the respective lease.

Note 9.    Income Taxes

        Income (loss) from continuing operations before cumulative effect of change in accounting principle and before provision (benefit) for income taxes for the years ended December 31, 2002, 2003 and 2004 is comprised of the following (in millions):

	2002	2003	2004
Domestic	(3.1)	15.1	(7.8)
Foreign	(43.0)	(5.2)	12.5

	(46.1)	9.9	4.7

        The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2002, 2003 and 2004 is comprised of the following (in millions):

	2002	2003	2004
Current:
Federal	$—	$—	$—
State	0.3	0.8	0.6
Foreign	(0.2)	(0.3)	1.9

	0.1	0.5	2.5

Deferred:
Federal	8.8	0.8	(2.6)
State	2.0	(1.7)	0.5
Foreign	(0.8)	0.1	(3.1)

	10.0	(0.8)	(5.2)

	$10.1	$(0.3)	$(2.7)

        Additionally, the Company recognized net tax benefits (adjustments) from exercise of stock options of $0, $7.3 million and $(0.7) million for the years ended December 31, 2002, 2003 and 2004, respectively, which were recorded in stockholder's equity.

        A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% and a blended state tax rate of 3.9% to income (loss) before income tax provision (benefit) for the years ended December 31, 2002, 2003 and 2004 is as follows (in millions):

	2002	2003	2004
Income tax expense (benefit) at federal statutory rate	$(16.6)	$3.2	$1.6
State taxes, net of federal tax benefit and valuation allowance	1.5	(0.6)	0.8
Foreign tax expense (benefit), net of valuation allowance	15.4	2.1	(5.5)
Increase (decrease) in federal valuation allowance	9.7	(7.7)	(4.6)
Increase in deferred tax asset due to foreign tax credit conversion	—	2.6	—
Contingent acquisition consideration	—	—	4.3
Nondeductible expense	—	0.9	0.8
Other, net	0.1	(0.8)	(0.1)

	$10.1	$(0.3)	$(2.7)

        The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2004 are as follows (in millions):

	2003	2004
Deferred tax assets:
Allowance for doubtful accounts	$2.4	$1.7
Sundry accruals	2.1	2.4
Vacation accrual	0.9	1.0
Property and equipment, principally due to differences in depreciation	0.8	1.9
Goodwill and other intangibles	4.1	4.1
Net operating loss carryforwards	35.0	37.0
Tax credit carryforwards	—	0.2
Deferred revenue	2.5	1.1
Reserves and other	6.3	11.0

	54.1	60.4
Valuation allowance	(30.4)	(28.1)

Total deferred tax assets, net of allowance	23.7	32.3

Deferred tax liabilities:
Unearned revenue	(5.1)	(6.4)
Foreign deferred tax liability	(3.8)	(3.3)
Other intangibles	(0.7)	(2.5)

Total deferred tax liabilities	(9.6)	(12.2)

Net deferred tax asset (liability)	$14.1	$20.1

        At December 31, 2004, the Company had federal tax loss carryforwards of $82.8 million (including stock option net operating loss carryforwards) which expire beginning in 2020 and California tax loss carryforwards of $16.7 million which expire beginning in 2012. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has determined that any potential ownership changes under Section 382 will not materially impact the Company's ability to utilize its net operating loss and tax credit carryforwards. In addition, the Company has foreign tax loss carryforwards of $1.3 million in the United Kingdom, $6.5 million in Sweden and $5.6 million in Brazil.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2003, the Company realized consecutive quarters of consolidated profitability. This favorable trend, combined with forecasted future growth in consolidated operating profits, resulted in a 2003 decrease to the allowance for deferred tax assets of $7.6 million resulting in a net three percent income tax benefit for the year ended December 31, 2003. During fiscal 2004, the Company recorded a decrease to the allowance for deferred tax assets of $2.3 million resulting in a net 57% income tax benefit for the year ended December 31, 2004. For U.S. purposes, the Company is in a cumulative book profit position as of December 31, 2004, and consideration is given to future taxable income, including the reversal of temporary differences and 2005 projected taxable income, in evaluating the recoverability of its U.S. deferred tax assets and the corresponding valuation allowance related to the assets. Unlike the Company's U.S. tax position, its foreign operations are in a cumulative book loss position. Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," limited consideration is given to the Company's future foreign income in determining the recoverability of its foreign deferred tax assets and the related valuation allowance. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2004.

        The following table summarizes the components of valuation allowance and its allocation among continuing operations purchase price accounting and stockholder's equity as of December 31, 2004:

	Purchase Price Accounting	Continuing Operations	Stockholders' Equity	Total
Domestic	$4.1	$6.3	$11.9	$22.3
Foreign	0.0	5.8	—	5.8

Total	$4.1	$12.1	$11.9	$28.1

        The classification of the valuation allowance between continuing operations and additional paid in capital depicts the manner whereby any reversal would be reflected in the Company's effective tax rate. Specifically, any reversal of valuation allowance in stockholder's equity would not be reflected in the Company's effective tax rate. The Company has not provided for U.S. federal income and foreign withholding taxes on $8.1 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 2004, because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

Note 10.    Stockholders' Equity

  (a) Preferred Stock

        On October 29, 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. The holders of the Series A Convertible Preferred Stock elected to convert such stock into 7,000,070 shares of the Common Stock of the Company in the fourth quarter of 2003, and as a result, no shares of Series A Convertible Preferred Stock remained outstanding at December 31, 2003 and 2004, respectively. The number of shares of common stock issued upon conversion reflects the additional shares issuable under the anti-dilution protection clause which was triggered as a result of the lower price per share of the subsequent sale of Series B Convertible Preferred Stock (see below). The shares of Common Stock issued on conversion of the Series A Convertible Preferred Stock were subject to a lock-up provision, which expired over time, such that at the end of each of the three-month periods that commenced on the 18-month anniversary of the closing date, 20% of the converted or convertible shares were released from lock-up and available for resale at the option of the Series A Convertible Preferred Stock holder(s), until the lock-up's final expiration on April 29, 2004.

        On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Executive Chairman and former Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of proceeds, net of $0.1 million of issuance costs paid by the Company. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share (which was the fair market value of the Common Stock at the closing) at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. After November 2004, the Series B Convertible Preferred Stock will automatically convert into shares of the Company's Common Stock if and when the Company's Common Stock trades at or above $11.00 per share for 30 consecutive trading days after that date. Additionally, the Series B Convertible Preferred Stock agreement had a lock-up provision, which expired over time, such that at the end of each of the three-month periods that commence on the 18-month anniversary of the closing date, 20%

of the converted or convertible shares were released from lock-up and available for resale at the option of the Series B Convertible Preferred Stock holder(s), until the lock-up's final expiration on November 30, 2004. Upon any liquidation event, as defined in the agreement, and including a change in control of the Company discussed below, each outstanding share of Series B Convertible Preferred Stock is entitled to receive $500.00 per share (or a common stock conversion price of $5.00 per share) as a liquidation preference, in preference to any amounts paid to holders of Common Stock. Subject to certain exceptions, the Series B Convertible Preferred Stock has anti-dilution protection, whereby any future new issuances of securities by the Company before November 30, 2003 below $5.00 per share would trigger the anti-dilution protection for the Series B Convertible Preferred Stock. If triggered, this protection would decrease the conversion price of the Series B Convertible Preferred Stock to the lowest price per share received by the Company for such issuance of securities. However, the conversion price may not be decreased to less than $4.17 per share. As of December 31, 2003, there were no shares converted to common shares.

        The Company's outstanding shares of Series B Convertible Preferred Stock are convertible into common stock at any time at the election of the holder of such shares and do not require the payment of cash dividends. Outstanding and unconverted shares of Series B Preferred Stock are entitled to the payment of a liquidation preference equal to the original purchase price ($5.00 per common equivalent) upon a change of control of the Company, including the acquisition by a person or group of beneficial ownership of more than 50.0% of our voting power. Under Delaware state law, the Company's Board of Directors is required to approve any such transaction. The Company's authorized capital includes unissued "blank check" preferred stock, the issuance of which may be approved by the Company's Board of Directors without the prior consent of the Company's stockholders and which may be used, either alone or in combination with other takeover defense mechanisms available to the Board of Directors, to deter a change of control that is not approved by the Board of Directors. As a result, the Company does not expect to enter into any transaction in which the liquidation preference of the Series B Convertible Preferred Stock would be applicable in the foreseeable future. However, in the event the Company's Board of Directors approves a merger or does not otherwise act to prevent a change of control through the use of takeover defense mechanisms, including the Company's authorized and unissued preferred stock, the liquidation preference provisions could be triggered if a transaction resulting in proceeds of less than $5.00 per common equivalent share to the holders of outstanding shares of Series B Convertible Preferred Stock were consummated. As of December 31, 2003, the total liquidation preference equaled $45.0 million.

        Through December 31, 2004, the Company has received notices from the holders to convert an aggregate number of 64,517 shares of Series B Convertible Preferred Stock into an aggregate 6,451,700 shares of the Company's Common Stock. On December 31, 2004, the total liquidation preference equaled $12.7 million.

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

        In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1997 Plan, 1999 Plan and 2000 Plan. All options granted in 2002, 2003 and 2004, except as noted below, were at or above fair market value on the date of grant.

        For the year ended December 31, 2003, the Company recorded $6.3 million of non-cash stock-based compensation expense related to the change in status of certain stock option holders, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

        Stock option transactions are summarized below:

	1997 Plan	Weighted Average Exercise Price	1999 Plan	Weighted Average Exercise Price	2000 Plan	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,553,869	$7.55	6,870,186	$11.90	1,807,396	$10.49
Granted	79,251	4.23	1,692,253	4.23	3,556,669	4.29
Exercised	(210,661)	2.64	(607,830)	4.02	(261,580)	4.36
Canceled	(265,087)	11.26	(1,029,370)	12.90	(790,993)	8.46

Outstanding at December 31, 2002	2,157,372	$7.37	6,925,239	$10.46	4,311,492	$6.09
Granted	—	—	4,848,085	10.46	523,015	5.31
Exercised	(1,025,866)	5.32	(3,319,286)	4.04	(2,009,241)	4.45
Cancelled	(68,277)	13.28	(487,470)	14.20	(314,210)	6.92

Outstanding at December 31, 2003	1,063,229	$7.81	7,966,568	$10.08	2,511,056	$6.99

Granted	—	—	2,968,627	8.98	838,140	6.74
Exercised	(135,137)	4.72	(961,306)	4.85	(437,846)	4.49
Cancelled	(161,761)	13.0	(1,365,948)	11.9	(290,998)	8.82

Outstanding at December 31, 2004	766,331	$7.96	8,607,941	$9.97	2,620,352	$7.00

Balance exercisable at December 31, 2004	766,331	$7.96	3,545,300	$10.08	1,700,579	$7.30
Balance exercisable at December 31, 2003	1,063,229	$7.81	2,754,931	$10.34	1,928,345	$7.06
Balance exercisable at December 31, 2002	1,844,841	$6.9	3,930,851	$10.71	2,949,949	$5.83

        The following table summarizes information as of December 31, 2004 concerning options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price
$1.33-4.16	697,891	5.16	$3.37	649,360	$3.34
4.23	1,248,650	7.33	4.23	1,209,317	4.23
4.28-4.47	1,336,856	6.88	4.46	1,292,826	4.46
4.5-5.76	537,946	7.66	5.36	364,528	5.31
5.79-6.05	1,324,621	9.42	6.04	115,581	5.97
6.09-8.5	1,228,125	7.28	7.16	652,028	7.69
8.51-9.82	1,689,202	9.06	9.44	369,325	9.74
9.94-11.5	1,617,106	8.94	11.10	330,514	11.29
11.63-12.28	282,929	4.92	12.13	134,180	12.05
12.33-132.06	2,031,298	8.07	19.49	894,551	27.51

$1.33-$132.06	11,994,624	7.92	$9.19	6,012,210	$9.02

  (c) Employee Stock Purchase Plan

        In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 2.9 million shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company's initial public offering.

        Unless otherwise determined by the Board of Directors, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the board) for at least 20 hours per week and are customarily employed by the Company (or a subsidiary designated by the board) for at least 5 months per calendar year.

        Employees who actively participate in the Purchase Plan may have up to 15% of their earnings for the period withheld pursuant to the Purchase Plan. The amount withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date will equal the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan's inception through December 31, 2004, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 2,005,899.

  (d) Shelf Registration

        On February 19, 2004 the Company filed a universal shelf Registration statement on Form S-3 and an acquisition shelf Registration on Form S-4 with the Securities and Exchange Commission (SEC). The Company has no immediate plans to raise capital under the shelf Form S-3 or to utilize the shelf Form S-4 for acquisition transactions. The universal shelf registration statement on Form S-3 will permit the Company to sell, in one or more public offerings, shares of newly issued common stock, shares of newly issued preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. In addition, the universal shelf will permit certain stockholders who purchased the Company's Series A and Series B Convertible Preferred Stock, to sell up to 5.4 million shares of common stock, all of which are currently included in the Company's December 31, 2004 weighted average diluted common shares outstanding. The acquisition shelf registration statement on Form S-4 will enable the Company to issue up $200 million of its common stock in one or more acquisition transactions that the Company may make from time to time. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business.

  (e) Stockholder Rights Agreement

        On December 16, 2004, the Company entered into a Stockholder Right Agreement (the "Rights Agreement"). Under the terms of the Rights Agreement, initially, the Rights will attach to all certificates representing shares of outstanding Company common stock and no separate Rights Certificates will be distributed. Subject to the provisions of the Rights Agreement the Rights will separate from the Company common stock and the "Distribution Date" will occur upon the earlier of (i) ten business days following a public announcement (the date of such announcement being the "Stock Acquisition Date") that person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 15% or more of the then-outstanding Common Stock (an "Acquiring Person"), or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. An Acquiring Person does not include certain persons specified in the Rights Agreement.

        On December 16, 2004, the Company's Board of Directors authorized and declared a dividend of one right (a "Right") to purchase on one-hundredth of a share of the Company's Series C Preferred Stock ("Series C Preferred") for each outstanding share of Common Stock, par value $0.001 ("Common Stock"), to stockholders of record as of the close of business December 27, 2004 (the "Record Date"). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth of a share of Series C Preferred at a purchase price of $54.00, subject to adjustment (the "Purchase Price").

        The Rights are not exercisable until the Distribution Date and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed or exchanged by the Company.

Note 11.    Employee Benefit Plan

        In 1996, the Company implemented a 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code ($13,000 of eligible compensation for 2004). The Company may make contributions at the discretion of its Board of Directors. The Company made no contributions in 2002 or 2003 and made contributions of $0.3 million in 2004.

        On November 18, 2004, the Board of Directors adopted the Wireless Facilities, Inc. Nonqualified Deferred Compensation Plan, effective as of January 1, 2005 (the "Plan"). The Plan provides executive officers and other eligible highly compensated employees with the opportunity to enter into agreements to defer up to eighty percent (80%) of their cash compensation derived from base salary, bonus awards and/or commissions. In addition, the Company may, in its sole and absolute discretion, award any participant under the Plan an additional employer contribution. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the committee appointed to administer the Plan. Participants may elect that distribution of deferred amounts be paid in the form of either a lump sum or in annual installments if the participant terminates employment as a result of his or her retirement. However, all other distributions under the Plan will be make in a single lump sum. Distributions occur upon termination of service or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. The Company, in its sole discretion, may suspend or terminate the Plan or revise of amend it in any respect whatsoever; provided, however, that no such action may reduce amounts credited to deferral accounts and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company.

Note 12.    Significant Customers

        The Company had sales to one customer totaling $67.8 million, which comprised 35% of the Company's total revenues for the year ended December 31, 2002. The revenues generated by this customer were from our Wireless Network Services segment.

        The Company had sales to one customer totaling $63.0 million, which comprised 24% of the Company's total revenues for the year ended December 31, 2003. The revenues generated by this customer were from our Wireless Network Services segment.

        The Company had sales to one customer totaling $67.9 million, which comprised 17.1% and another customer totaling $45.6 million, which comprised 11.5% of the Company's total revenues. The Company's top five customers accounted for approximately 48% of our total revenues for the year ended December 31, 2004. The revenues generated by these customers were from our Wireless Network Services segment.

Note 13.    Segment Information

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

        In 2004, the Company reorganized its operating segments to reflect its current operations and strategic direction. Effective January 1, 2004, the Company reorganized its business along service lines including three reportable segments: Wireless Network Services, Enterprise Netowrk Services, and Government Network Services. Revenues and operating income (loss) provided by the Company's segments for the years ended December 31, 2002, 2003 and 2004 are as follows (in millions). All prior period amounts have been reclassified in order to confirm with the current period presentation.

	2002	2003	2004
Revenues:
Wireless Network Services	$189.2	$214.8	$280.1
Enterprise Network Services	—	41.1	65.3
Government Network Services	—	—	51.6

Total revenues	$189.2	$255.9	$397.0

Operating income (loss):
Wireless Network Services	$(47.3)	$7.9	$10.0
Enterprise Network Services	—	0.7	(7.5)
Government Network Services	—	—	4.6

Total operating income (loss)	$(47.3)	$8.6	$7.1

        The operating income of Enterprise Network Services for 2004 was impacted by a charge for contingent acquisition consideration of $12.4 million resulting from the Company's amendment of the purchase agreements related to two of the companies acquired in the ENS division.

        Revenues generated by geographic segment for the years ended December 31, 2002, 2003 and 2004 are as follows (in millions):

	2002	2003	2004
United States	$155.4	$205.2	$296.1
EMEA	10.8	13.9	34.9
Latin America	23.0	36.8	66.0

Total revenues	$189.2	$255.9	$397.0

        Long-lived assets by geographic region for the years ended December 31, 2002, 2003 and 2004, which include property and equipment, goodwill, other intangibles and investments in unconsolidated affiliates, are as follows (in millions):

	2002	2003	2004
United States	$40.4	$46.5	$101.1
EMEA	0.8	0.5	2.5
Latin America	1.4	1.1	0.9

Total long-lived assets	$42.6	$48.1	$104.5

        See Note 6 for detail of long-lived assets.

Note 14.    Related Party Transactions

        During 2001 and 2002, the Company's Latin American subsidiaries, WFI de Mexico and Wireless Facilities Latin America Ltd., entered into certain transactions with JFR Business Corporation International S. de R.L. de C.V. ("JFR") and its related affiliates (collectively, "JFR and affiliates"). Jalil Tayebi, a brother of Masood K. Tayebi, the Executive Chairman and the former Chief Executive Officer of the Company, holds a majority ownership interest in each of these entities. The primary business purpose for transacting business with JFR and affiliates related to obtaining improved service and response compared to independent businesses providing such services, at market or less than market rates. WFI de Mexico contracted with JFR and affiliates during the 2001 and 2002 periods for various services including automobile leasing, computer leasing, corporate and project related personnel services and construction services. Additionally, during 2001 JFR contracted with Wireless Facilities Latin America Ltda. for subcontractor engineering services for certain of its customer contracts. The total net amount owed to JFR as of December 31, 2002 was $0.5 million for services under these related party contracts.

        There were no material transactions during the year ended December 31, 2003 and December 31, 2004, and all payable and receivable balances with JFR were fully settled resulting in a zero balance at December 31, 2003. At December 31, 2003 and 2004, there are no guarantees or other commitments between JFR and affiliates and the Company. There are no receivable or payable balances with JFR at December 31, 2004.

        In August 2001, WFI and GlobTel Holdings, Ltd. ("GlobTel") executed a Master Service Agreement (MSA) whereby WFI or its designated affiliates would perform telecommunications outsourcing services. GlobTel is significantly owned by Massih Tayebi, a brother of Masood K. Tayebi, and former Chairman of the Company. During 2003, the Company recorded approximately $0.9 million in total net revenues and received approximately $0.7 million from GlobTel for services provided under the MSA. Such revenues are a component of total revenues in the Company's consolidated statements of operations. As of December 31, 2003 and 2004, the Company had an outstanding accounts receivable balance with Globtel of approximately $0.2 million and $0, respectively. Such accounts receivables are reflected as accounts receivable—related party in the Company's consolidated balance sheet. At December 31, 2003 and 2004, no future commitments or guarantees exist between GlobTel and the Company.

        In June 2001, WFI received a payment of $0.5 million from BridgeWest LLC, a privately-held investment group, representing a prepayment for future engineering services to be provided by WFI to BridgeWest LLC. BridgeWest LLC is significantly owned by Masood K. Tayebi, the Executive Chairman and the former Chief Executive Officer of the Company, Massih Tayebi, a brother of Masood K. Tayebi and former Chairman of the Company, and Sean Tayebi, also a brother of Masood K. Tayebi. The Company has recorded approximately $0.2 million total revenues for services provided under this agreement for each of the years ended December 31, 2003 and 2004. Such revenues are a component of total revenues in the Company's consolidated statements of operations and the Wireless Network Services operating segment. During the second quarter of 2003, approximately $0.2 million of the payment received from BridgeWest LLC was applied towards billings for cumulative engineering services provided by WFI and the residual balance of $0.3 million was refunded to BridgeWest LLC. At December 31, 2003 and 2004, no commitments or guarantees exist between BridgeWest LLC and the Company.

        On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, with aggregate proceeds of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Executive Chairman and the former Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of net proceeds. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a common stock conversion price of $5.00 per share, which was the fair market value of the Common Stock at the closing, at the option of the holder at any time subject to certain provisions in the Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock Purchase Agreement has a lock-up provision, which expires over time, such that at the end of each of the three- month periods that commence on the 18-month anniversary of the closing date, 20% of the shares are released from lock-up and available for resale upon conversion. On March 5, 2004, 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company's Common Stock, of which 1,600,000 shares were transferred free of any lock-up restriction and 2,400,000 shares were transferred subject to the lock-up restriction which lapsed, along with the lock-up restriction on an additional 3,000,000 shares (on an as-converted basis), in three equal tranches of 1,800,000 shares each on May 30, 2004, August 30, 2004 and November 30, 2004.

        In August 2003, a brother of Masood K. Tayebi, the Executive Chairman and the former Chief Executive Officer of the Company, changed his employment status from employee to consultant and the exercise period of the stock option items was extended. This change in status resulted in a modification of the terms of stock options that had previously been granted to him. In accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," a stock-based non-cash compensation charge of $3.8 million was in the Company's 2003 statements of operations to reflect the re-measurement of these options.

        In 2003, in conjunction with two companies that the Company acquired in its Enterprise Network Services business, the Company assumed certain facility lease obligations for which the facilities were owned by the previous shareholders. The lease expense, which approximates $0.3 million for the year ended December 31, 2004 is reflected in the statement of operations.

        In early 2004, the Company entered into a partnership arrangement with an entity whereby the Company committed to fund a $1 million line of credit for working capital purposes of the newly created company, known as Mobilitie Partners, LLC ("Mobilitie"). The terms of the line of credit agreement provide for repayment based upon the occurrence of certain future events, such as a monetizing event. In addition, in the event the Company exits the partnership based upon its evaluation of the viability of the business, WFI is committed to fund approximately $0.4 million of future operating costs of its partner. For this consideration the Company received 15% equity interest in Mobilitie. The Company reviewed the terms of the partnership agreement and determined that it met the characteristics of a variable interest entity and the requirements for consolidation under FASB Interpretation No. 46R (see Note 2) and, accordingly, Mobilitie was fully consolidated by WFI. As of December 31, 2004, approximately $1.0 million had been advanced on the line of credit. For the year ended December 31, 2004, $0 revenue and $1.0 million of net loss, from this partnership were consolidated. On December 31, 2004, the Company exercised its right to withdraw from Mobilitie. As a result, as of December 31, 2004, the Company has no ownership interest in Mobilitie and consequently will no longer consolidate the operating results of Mobilitie.

        On June 24, 2004, the Company entered into an agreement with an entity for consulting services, whereby the Company will compensate this separate entity $500 for certain cellular sites, and 0.3% of the Company's contract price for other types of cellular sites assigned to the Company by a certain major wireless carrier, if such assignment is a direct result of the efforts of the Company's partner, subject to the conditions of the agreement. As of December 31, 2004, there have been no amounts earned under this agreement. Future payments, if any, will be recorded as costs of revenues.

        Based upon a review by disinterested members of management and the Company's Board of Directors regarding the terms of comparable transactions available from or involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

        Refer also to Note 18 for information related to Change in Control Agreements with certain employees.

Note 15.    Commitments and Contingencies

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

        The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred. Accordingly, based upon the Company's assessment of the probability of these tax contingencies, it was determined that accruals of $12.9 million and $13.1 million were required for foreign tax contingencies and $2.0 million and $1.0 million were required for sales and use tax contingencies as of December 31, 2003 and December 31, 2004, respectively, related to contingencies for fiscal years 2000 through 2004.

        The Company maintains an accrual for the Company's health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of the Company's historical experience and trends related to both medical and workers compensation claims and payments, information provided to the Company by the Company's insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company's accruals require adjustment, the Company will, correspondingly, revise the assumptions utilized in the Company's methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2004, the accrual for the Company's partial self-insurance programs approximated $2.3 million. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation annual claim limits are $175,000 and $350,000, respectively. For the year ending December 31, 2004, the Company experienced 2 claims that exceeded the limits for medical and no claims that exceeded the limits for workers compensation. As of December 31, 2004, the Company had $1.0 million letters of credit outstanding issued from the Company's insurance carrier to cover a performance bond and liabilities in connection with the Company's workers' compensation partial self-insurance.

Note 16.    Legal Matters

        In June and July 2001, the Company and certain of its directors and officers were named as defendants in five purported class action complaints filed in the United States District Court for the Southern District of New York on behalf of persons and entities who acquired the Company's common stock at various times on or after November 4, 1999. The respective complaints allege that the registration statement and prospectus issued by the Company in connection with the public offering of its common stock contained untrue statements of material fact or omissions of material fact in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, these claims allege that the Company failed to disclose that the offering's underwriters had (a) solicited and received additional and excessive compensation and benefits from their customers beyond what was listed in the registration statement and prospectus and (b) entered into tie-in or other arrangements with certain of their customers which were allegedly designed to maintain, distort and/or inflate the market price of the Company's common stock in the aftermarket. The complaints seek unspecified monetary damages and other relief. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.

        On October 9, 2002, the court signed Stipulations and Orders of Dismissal, which dismissed the Company's named individual officers and directors from the action, without prejudice, but the Company remained a defendant in the case. On February 19, 2003, the court issued its decision on the joint motion to dismiss the IPO laddering cases. The decision: (a) allowed the plaintiffs to pursue their claim against the Company based on its alleged issuance of a registration statement and prospectus that failed to disclose a fraudulent scheme by the offering's underwriters and (b) dismissed, with leave to amend, the plaintiffs' claim against the Company based on its alleged knowledge and intent to defraud investors so as to benefit from an inflated price for the Company's common stock in the aftermarket. The plaintiffs, the Directors & Officers' insurance underwriters and the Company, among other issuer co-defendants, have agreed in principle to a form of settlement that would dismiss the Company and its individual directors and officers from the litigation without requiring that the Company fund the settlement. The settlement documents are presently being drafted, and will be submitted to the court for approval once they have been finalized. The Company believes this litigation is without merit and intends to vigorously defend itself against it, should the lawsuit be re-filed. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time. On March 10, 2005, the court signed an order certifying the proposed settlement classes and the tentative proposed settlement was approved contingent on changes required in the order. The final settlement is expected to occur in the first half of 2005. The Company does not expect the settlement to have a material impact on its operations or cash flow.

        In August 2004, as a result of the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the

Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed a consolidated complaint on January 31, 2005. The Company filed a motion to dismiss the consolidated complaint on March 17, 2005. The hearing date for the motion to dismiss is currently set for June 16, 2005 before the Federal District Court. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors; Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re. Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, unjust enrichment and violations of California's insider trading laws. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and the plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004 In re. Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. This action was stayed by the Superior Court on February 25, 2005. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

Note 17.    Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2003 and 2004, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2003
Revenues	$51.6	$58.3	$66.1	$79.9

Gross profit	$12.8	$19.3	$18.2	$19.0

Operating income (loss)	$(0.4)	$6.6	$0.3	$2.1

Benefit for income taxes	$—	$—	$—	$(0.3)

Net income (loss)	$(0.1)	$6.1	$0.9	$2.6

Net income (loss) per common share:
Basic	$0.00	$0.12	$0.02	$0.04
Diluted	$0.00	$0.08	$0.01	$0.03
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2004
Revenues	$97.1	$102.7	$95.8	$101.4

Gross profit	$21.7	$23.9	$13.4	$25.0

Operating income (loss)	$7.1	$9.3	$(16.1)	$6.8

Provision (benefit) for income taxes	$1.4	$1.7	$(0.8)	$(5.0)

Net income (loss)	$5.9	$1.7	$(14.9)	$12.3

Net income (loss) per common share:
Basic	$0.09	$0.02	$(0.22)	$0.18
Diluted	$0.08	$0.02	$(0.22)	$0.16

  Quarterly Results in 2003

        The Company's fourth quarter of 2003 net income were impacted by a $6.3 million stock compensation charge related to certain modifications of stock options and a charge of $2.9 million related to compensation expense for certain earn-out provisions of the Company's acquisitions in its ENS divisions.

  Quarterly Results in 2004

        The Company's third quarter of 2004 operating loss and net loss were impacted by a $13.9 million charge comprised of contingent acquisition consideration of $12.4 million and $1.5 million of general and administrative costs related to the Company's financial statement restatement. The $12.4 million charge was a result of the Company's amendment of the purchase agreements related to two of the companies acquired in the ENS divisions, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in the charge of $12.4 million. In addition, operating loss was impacted by a $9.8 million reduction in gross margin resulting primarily from increases in estimated costs for contracts signed in 2003.

        The Company's fourth quarter of 2004 net income was impacted by the benefit for income taxes of $5.0 million, or an effective 70 percent benefit rate. The tax benefit was a result of the Company's reduction of certain tax valuation accounts resulting from the Company's refinement of its projected adjusted taxable income by each tax jurisdiction.

Note 18. Subsequent Event

        On March 28, 2005, the Company entered into Change in Control Agreements with the following employees: Deanna Lund, the Company's Senior Vice President and Chief Financial Officer, James R. Edwards, the Company's Senior Vice President and General Counsel, Rochelle Bold, the Company's Senior Vice President, Corporate Development and Investor Relations, Bill Clift, President, U.S., Wireless Network Services and Steven D. Roth, President WFI Government Services. The Agreements provide that, among other things, upon a change of control each employee is entitled to (i) the immediate vesting of fifty percent (50%) of all stock options and stock appreciation rights granted to such employee as of the date of the change in control and (ii) the vesting of the remaining stock options and stock appreciation rights on the earlier of the one year anniversary date of the change of control or the resignation by such employee as a result of certain triggering events following the change in control. In addition, if following a change of control the employee is terminated without cause or resigns as a result of certain triggering events, such employee is entitled to receive a severance payment equal to one year of such employees's base salary plus the employee's maximum bonus amount for that fiscal year.

WIRELESS FACILITIES, INC.

Schedule II: Valuation and Qualifying Accounts
(in millions)

Years Ended December 31, 2002, 2003 and 2004

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provision	Write-offs/ Recoveries	Balance at End of Year
Year ended December 31, 2002	$16.0	$9.6	$(18.8)	$6.8

Year ended December 31, 2003	$6.8	$0.6	$(0.9)	$6.5

Year ended December 31, 2004	$6.5	$0.5	$(0.7)	$6.3

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Provisions (Reduction)	Balance at End of Year
Year ended December 31, 2002	$15.8	$22.2	$38.0

Year ended December 31, 2003	$38.0	$(7.6)	$30.4

Year ended December 31, 2004	$30.4	$(2.3)	$28.1

See accompanying Report of Independent Registered Public Accounting Firm.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Report of Independent Registered Public Accounting Firm
  Note 18. Subsequent Event
WIRELESS FACILITIES, INC. Schedule II: Valuation and Qualifying Accounts (in millions)