Form 10-K/A
period 2004-12-31
WIRELESS FACILITIES INC
filed 2005-04-29
CIK 1069258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission (the "SEC" or the "Commission") on March 31, 2005, is being filed to amend Item 9A.

        We previously disclosed in the Original Filing that we intended to include the required reports and attestations concerning our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the related SEC rules and regulations in an amendment to the Original Filing in accordance with the SEC's exemptive order, which provided qualified issuers with a 45-day extension for filing these reports and attestations. We recently completed our analysis, documentation and testing of our system of internal control over financial reporting and have prepared our report on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm, KPMG LLP, has completed its audit and report on management's assessment of our internal control over financial reporting, each of which are required to be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under Section 404 of Sarbanes-Oxley and the SEC's related rules and regulations. There are no additional material weaknesses in internal controls over financial reporting that have been identified since the Original Filing. Accordingly, we are filing this Annual Report on Form 10-K/A to include such reports and attestations.

        Based on the foregoing, the following items were amended:

  •
  "Part II - Item 9A - Controls and Procedures" has been amended in this Form 10-K/A to include Management's Annual Report on Internal Control over Financial Reporting and related conforming changes have been made in this Form 10-K/A in "Exhibits 31.1 and 31.2—Certifications".

  •
  In addition, the audit report of our independent registered public accounting firm, KPMG LLP, on management's assessment of, and the effective operation of, internal control over financial reporting, has been added to this Form 10-K/A in Item 9A—Controls and Procedures at pages 5-6.

        Further, and pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, we are filing herewith certain currently dated certifications. No other information contained in the Original Filing is being amended hereby.

        KPMG LLP has also provided an updated consent, which is filed as an exhibit.

PART II

Item 9A. Controls and Procedures

(1)
Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2004. In light of a material weakness in our internal control over financial reporting as of December 31, 2004, which is discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

(2)
Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

        (a)   Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        (b)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

        (c)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management based its assessment on the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the following material weakness:

        The Company's procedures did not provide for the proper review and analysis, by qualified accounting personnel, of period-end journal entries related to income taxes. As a result of this deficiency, a material error in the Company's accounting for income taxes occurred and was not detected. The misstatement involved an incorrect amount reflected as an income tax reserve that was corrected by reducing income taxes payable, accrued liabilities and income tax expense. This deficiency represents a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in period-end journal entries related to income taxes could occur and would not be prevented or detected by our internal control over financial reporting.

        KPMG LLP, an independent registered public accounting firm, has issued an audit report on management's assessment of the Company's internal control over financial reporting in Item 9A(4).

(3)
Changes in Internal Control Over Financial Reporting

        During the three months ended September 30, 2004, we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective: (i) a thorough review of all existing contractual documents with customers was not being performed to ensure that the contractual terms are properly reflected in the project estimate-at-completion computation; and (ii) errors in customer invoices were made that were not timely detected by our monitoring and control activities.

        During the three months ended December 31, 2004, to address the weaknesses identified in the three months ended September 30, 2004, we implemented the following revised control activities and improved processes: (i) effective October 1, 2004, our internal Contracts Administration Department was established in order to ensure that complete contract files are maintained to support the project estimate at completion computation. This is accomplished using a database in which all relevant contract administration documents are maintained. As a part of the revised revenue recognition procedures, the database is accessed to update information needed in the period-end estimate-at-completion; (ii) in conjunction with our month-end closing procedures in the three months ended December 31, 2004, as well as our year-end closing procedures, we implemented additional review procedures performed by accounting supervisors to verify the accuracy of estimates-at-completion, as well as our customer billings.

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

        We plan to implement additional improvements to our internal controls to remediate the aforementioned material weakness that existed at December 31, 2004. Specifically, we plan to implement additional accounting review and approval procedures for income tax related period-ending closing journal entries.

(4)
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wireless Facilities, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(2)), that Wireless Facilities, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004: the Company's procedures did not provide for the proper review and analysis, by qualified accounting personnel, of period-end journal entries related to income taxes. As a result of this deficiency, a material error in the Company's accounting for income taxes occurred and was not detected. The misstatement involved an incorrect amount reflected as an income tax reserve that was corrected by reducing income taxes payable, accrued liabilities and income tax expense.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wireless Facilities, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31,

2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 24, 2005, except as to Note 18 which is as of March 28, 2005, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, management's assessment that Wireless Facilities, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Wireless Facilities, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

KPMG LLP
San Diego, California
April 29, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005

WIRELESS FACILITIES, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERIC M. DEMARCO Eric M. DeMarco	Chief Executive Officer and President Principal Executive Officer	April 29, 2005
/s/ MASOOD K. TAYEBI, PH.D Masood K. Tayebi, Ph.D	Executive Chairman and Director	April 29, 2005
/s/ DEANNA H. LUND Deanna H. Lund	Senior Vice President, Chief Financial Officer and Principal Financial Officer	April 29, 2005
/s/ CAROL A. CLAY Carol A. Clay	Vice President, Corporate Controller and Principal Accounting Officer	April 29, 2005
/s/ SCOTT ANDERSON Scott Anderson	Director	April 29, 2005
/s/ BANDEL CARANO Bandel Carano	Director	April 29, 2005
/s/ SCOT JARVIS Scot Jarvis	Director	April 29, 2005
/s/ WILLIAM HOGLUND William Hoglund	Director	April 29, 2005
/s/ ANDREW LEITCH Andrew Leitch	Director	April 29, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Exhibits

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

QuickLinks

PART II
SIGNATURES
PART IV