Form 10-Q
period 2005-04-01
WIRELESS FACILITIES INC
filed 2005-05-11
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

WIRELESS FACILITIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 6, 2005, 71,304,108 shares of the registrant’s common stock were outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54.4	$36.1
Short-term investments	7.6	2.0
Accounts receivable, net	133.4	126.5
Accounts receivable - related party, net	—	0.1
Prepaid expenses	3.0	4.1
Employee loans and advances, net	0.6	0.5
Other current assets	6.4	5.7
Total current assets	205.4	175.0

Property and equipment, net	13.4	13.9
Goodwill	82.6	115.9
Other intangibles, net	6.4	8.8
Deferred tax assets, net	20.1	18.9
Investments in unconsolidated affiliates	2.1	2.1
Other assets	0.7	1.0
Total assets	$330.7	$335.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31.7	$30.4
Accrued expenses	30.1	26.9
Accounts payable—related party	1.0	0.8
Billings in excess of costs on completed contracts	7.7	5.7
Tax contingencies	14.1	14.0
Accrual for contingent acquisition consideration	14.6	22.4
Accrual for unused office space	0.9	0.8
Income taxes payable	5.6	6.2
Capital lease obligations	0.2	0.2
Current liabilities of discontinued operations	0.8	0.4
Total current liabilities	106.7	107.8

Accrual for unused office space, net of current portion	1.7	1.6
Other liabilities	1.3	1.2
Total liabilities	109.7	110.6

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies (Notes 1, 5 and 8)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 25,483 shares outstanding at December 31, 2004 and March 31, 2005, respectively (liquidation preference $12.7)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 71,103,301 and 71,278,190 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	0.1	0.1
Additional paid-in capital	319.8	320.5
Accumulated deficit	(95.4)	(91.9)
Accumulated other comprehensive loss	(3.8)	(4.0)
Total stockholders’ equity	220.7	224.7
Total liabilities and stockholders’ equity	$330.7	$335.6

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2004	2005

Revenues	$97.1	$101.2
Cost of revenues	75.4	78.4
Gross profit	21.7	22.8

Selling, general and administrative expenses	14.6	17.2
Operating income	7.1	5.6
Other income (expense), net:
Interest income, net	0.1	0.2
Foreign exchange gain	0.2	—
Other income (expense), net	0.1	(0.2)
Other income, net	0.4	—

Income before provision for income taxes	7.5	5.6

Provision for income taxes	1.4	2.1

Income from continuing operations	6.1	3.5

Loss from discontinued operations	(0.2)	—

Net income	$5.9	$3.5

Basic earnings (loss) per common share:
Income from continuing operations	$0.09	$0.05
Loss from discontinued operations, net of taxes	—	—
Net income	$0.09	$0.05

Diluted earnings (loss) per common share:
Income from continuing operations	$0.08	$0.05
Loss from discontinued operations, net of taxes	—	—
Net income	$0.08	$0.05

Weighted average common shares outstanding:
Basic	64.2	71.2
Diluted	76.9	75.9

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three months ended March 31,
	2004	2005

Operating activities:
Net income from continuing operations	$6.1	$3.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.6	1.8
Deferred tax asset	0.7	1.2
Credit for doubtful accounts	(0.3)	—
Net (gain)/loss on disposition of fixed assets	—	0.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7.0)	14.5
Accounts receivable – related party	0.2	(0.1)
Prepaid expenses	(1.6)	(0.8)
Other assets	(2.5)	0.5
Accounts payable	(1.3)	(1.9)
Accrued expenses	(0.9)	(5.4)
Tax contingencies	—	(0.3)
Accounts payable — related party	(0.3)	(0.2)
Billings in excess of costs on completed contracts	(2.8)	(2.1)
Accrual for unused office space	(0.2)	(0.3)
Other liabilities	0.6	0.7
Net cash provided by (used in) continuing operations	(7.7)	11.4

Loss from discontinued operations	(0.2)	—
Changes in net assets and liabilities of discontinued operations	0.3	(0.4)
Net cash provided by (used in) discontinued operations	0.1	(0.4)
Net provided by (used in) operating activities	(7.6)	11.0

Investing activities:
Sale/maturity of short-term investments	33.4	5.7
Investment in unconsolidated affiliate	(1.0)	—
Cash paid for contingent acquisition consideration	(4.0)	(1.0)
Cash paid for acquisitions, net of cash acquired	(48.4)	(33.4)
Capital expenditures	(2.1)	(1.7)
Net cash used in investing activities	(22.1)	(30.4)

Financing activities:
Proceeds from issuance of common stock	3.6	0.6
Proceeds from issuance of common stock under employee stock purchase plan	0.9	0.6
Repayment of capital lease obligations	(0.1)	(0.1)
Net cash provided by financing activities	4.4	1.1

Effect of exchange rate on cash and cash equivalents	(0.1)	—
Net decrease in cash and cash equivalents	(25.4)	(18.3)
Cash and cash equivalents at beginning of period	79.1	54.4
Cash and cash equivalents at end of period	$53.7	$36.1

See accompanying notes to unaudited consolidated financial statements.

	Three months ended March 31,
	2004	2005

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$0.1	$—
Net cash paid during the period for income taxes	$(0.1)	$(0.2)

Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$54.8	$40.0
Cash paid for acquisitions	48.4	33.4
Liabilities assumed in acquisitions	$6.4	$6.6

WIRELESS FACILITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)         Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI conducts business in three segments: Wireless Network Services, Government Network Services and Enterprise Network Services. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through its Wireless Network Services division (“WNS”), the U.S. government through its Government Network Services division (“GNS”), WFI Government Services, Inc., and enterprise customers through its Enterprise Network Services division (“ENS”).

(b) Fiscal Calendar and Basis of Presentation

The Company operates and reports using a 52-53 week fiscal year ending the last Friday in December.  As a result, a fifty-third week is added every five or six years. Our 52 week fiscal year consists of four equal quarters of 13 weeks each, and our 53 week fiscal year consists of three 13 week quarters and one 14 week quarter.  The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters.  However, the 2004 and 2005 quarters presented in this report on Form 10-Q have the same number of weeks.  For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our first quarter ended on April 1, 2005, but we present our quarter as ending on March 31, 2005.

The information as of March 31, 2005, and for the three months ended March 31, 2004 and 2005 is unaudited. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 31, 2004, filed on Form 10-K on March 31, 2005 with the United States Securities and Exchange Commission.

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

(e) Cash and Cash Equivalents and Short-Term Investments

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.  The Company’s short-term investments consist of corporate notes and bonds and U.S. government and agency securities.

The Company has evaluated its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale.  Based on the Company’s intent, investment policies and its ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classifies such short-term investment securities within current assets.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other

Comprehensive Income or Loss.”  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net.  Interest and dividends on securities classified as available-for-sale are included in interest income.  The fair value of short-term investments at March 31, 2005 was as follows (in millions):

	March 31, 2005
	Amortized Cost Basis	Fair Value Basis

Cash and cash equivalents:
Cash	$15.5	$15.5
Money market	20.6	20.6
Cash and cash equivalents	36.1	36.1

Short-term investments:
Corporate notes and bonds	0.7	0.7
U.S. government and agency securities	1.3	1.3
Short-term investments	2.0	2.0

Cash and cash equivalents and short-term investments	$38.1	$38.1

Debt securities recorded at fair value, maturing:
Within one year		$0.7
After one year through five years		1.3
Debt securities recorded at fair value		$2.0

Net unrealized gains on short-term investments, which is included as a component of stockholders’ equity, were $0.002 million at March 31, 2005.  There were no realized gains or losses recorded for the three months ended March 31, 2005.  Debt securities include corporate and government notes and bonds.

(f) Revenue Recognition

The Company provides services for four primary types of contracts: fixed-price long-term turnkey; time and materials; cost plus; and contract management and out of pocket reimbursables. The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses. While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates.

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

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets.  These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable.  Total net unbilled accounts receivable at December 31, 2004 and March 31, 2005 were $56.0 and $56.2 million, respectively.  Allowances for doubtful accounts as of December 31, 2004 and March 31, 2005 were $4.6 million and $3.7 million, respectively.

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

Under certain of its contracts, the Company provides supplier procurement and material purchases for its customers.  The Company records revenue on these arrangements on a gross or net basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” depending on the specific circumstances of the arrangement.  The Company considers the following criteria, among others, for recording revenue on a gross or net basis:

(1)                    Acting as a principal in the transaction:

(2)                    Taking title to the products;

(3)                    Assuming risks and rewards of ownership, such as risk of loss for collection, delivery or returns;

(4)                    Servicing as agent or broker, with compensation on a commission or fee basis; and

(5)                    Assuming credit risk for the amount billed to the customer subsequent to the deliver.

(g) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, compensation expense is measured on the date of grant by comparing the current market price of the underlying stock to the exercise price.  If the exercise price is less than the market price, compensation expense is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-

based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Under SFAS No. 123, the weighted average option price of stock options granted during the three months ended March 31, 2004 and 2005 were $11.44 and $8.66, respectively, on the date of grant.  The fair value under SFAS No. 123 is determined by utilizing the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2004	2005
Expected term (Hold Period):
Stock Options	4 years	4 years
Purchase Plan	6 months	6 months
Interest Rate	2.99%	3.88%
Volatility	101%	82%
Dividends	—	—

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended March 31,
	2004	2005
Net income	$5.9	$3.5
Actual stock-based compensation expense included in net earnings	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(5.2)	(3.5)
Pro forma net income (loss)	$0.7	$0.0

Earnings (loss) per common share:
Basic – as reported	$0.09	$0.05
Basic – pro forma	$0.01	$0.00
Diluted – as reported	$0.08	$0.05
Diluted – pro forma	$0.01	$(0.00)
Weighted average shares:
Basic – as reported	64.2	71.2
Basic – pro forma	64.2	71.2
Diluted – as reported	76.9	75.9
Diluted – pro forma	76.9	71.2

(h) Accrual for Unused Office Space

As a result of the Company’s operating results and the economic environment in the telecommunications industry, during 2002, the Company recorded a charge for unused office space.  The accrual for loss on unused office space as of December 31, 2004 and March 31, 2005 was $2.6 million and $2.4 million, respectively. The Company estimates that the remaining accrual will be utilized through 2010, the term of the Company’s lease agreement.

(i) Tax Contingencies

The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred. Accordingly, based upon the Company’s assessment of the probability of these tax contingencies, it was determined that accruals of $13.1 million were required for foreign tax contingencies as of December 31, 2004 and March 31, 2005, respectively, and $1.0 million and $0.8 million were required for sales and use tax contingencies as of December 31, 2004 and March 31, 2005, respectively, related to contingencies for fiscal years 2000 through 2005.

(2)         Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R).  As amended by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No 123 (Revised 2004), Share –Based Payment”, FAS 123R is effective for interim or annual periods beginning after June 15, 2005 (January 1, 2006 for the Company).  The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R.  If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1 (g).

FAS 123R will require all share-based payment transactions, including those with employees, to be measured at fair value.  Moreover, the fair value of share-based payment awards (including employee stock option grants) will be recognized as expense in the statements of operations over the requisite service period of each award.  FAS 123R also changes the manner in which deferred taxes are recognized on share-based payment awards, as well as the accounting for award modifications.

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

	Three months ended March 31,
	2004	2005

Weighted average shares, basic	64.2	71.2
Dilutive effect of stock options	4.7	2.1
Dilutive effect of Series B Convertible Preferred Stock	7.9	2.5
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	0.1	0.1
Weighted average shares, diluted	76.9	75.9

On January 30, 2004, 7,742 shares of Series B Convertible Preferred Stock were converted into 774,200 shares of the Company’s Common Stock.  On March 5, 2004, 40,000 shares of Series B Convertible Preferred Stock converted into 4,000,000 shares of the Company’s Common Stock.  The converted shares are reflected in basic weighted shares outstanding based upon the date of conversion. Refer to Note 9 for further details regarding Series A and Series B Convertible Preferred Stock.

The following instruments were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended March 31,
	2004	2005

Dilutive effect of Stock options	0.8	6.1

Average market value of stock per share	$13.70	$7.77
Average outstanding stock option price per share	$9.65	$9.23

(4)         Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc. (“TSG”)

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11.4% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock “APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a WFI employee on TSG’s board of directors.  The balance of the Company’s investment in TSG at December 31, 2004 and March 31, 2005 totaled $1.2 million and has been classified on the consolidated balance sheet under the caption “Investments in unconsolidated affiliates.”

CommVerge Solutions, Inc.

The Company has an investment in CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company.  The balance of the Company’s investment in CommVerge Solutions, Inc. at December 31, 2004 and March 31, 2005 totals $0.9 million and has been classified on the consolidated balance sheet under the caption “Investment in unconsolidated affiliates”.  One of the Company’s Directors is also a Director of CommVerge Solutions, Inc.

(5)         Acquisitions

TLA Associates

On January 27, 2005, WFI Government Services, Inc. (“WGSI”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire all of the issued and outstanding shares of capital stock of TLA Associates (TLA).  The purchase price for the acquisition was $34 million in cash, including direct acquisition costs of approximately $0.6 million. TLA provides services including network engineering, network infrastructure support, information assurance, application development, and managed services, including network maintenance and monitoring, to government agencies.

The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141). The excess purchase price paid over the fair value of tangible net assets acquired was allocated to goodwill in the amount of $28.0 million and to identifiable finite lived intangible assets in the amount of $2.7 million.  The identified intangible assets consist of backlog of $1.3 million, customer relationships of $0.8 million and non-competition agreements $0.6 million. The estimated post-closing working capital adjustment of $3.3 million which was allocated to goodwill is expected to be paid in the second quarter of 2005 and will increase the purchase price to $37.9 million.  The allocation of the purchase price is subject to adjustments within a one year period of the acquisition date. The results of operations of TLA since the acquisition date are included in the Company’s unaudited consolidated financial statements for the three months ended March 31, 2005, and are a component of the Company’s government network services operating segment.

The following summary presents pro forma consolidated results of operations for the quarter ended March 31, 2004 as if the acquisition described above had occurred at the beginning of the quarter ended March 31, 2004, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is also a reconciliation of GAAP to pro forma financial results for the quarter ended March 31, 2004 (all unaudited amounts except per share amounts are in millions):

	Three months ended March 31, 2004
	As Reported	Pro forma Adjustments	Pro forma

Revenue	$97.1	$6.4	$103.5
Operating income	$7.1	$0.6	$7.7
Net income	$5.9	$0.6	$6.5

Net income per common share:
Basic	$0.09		$0.10
Diluted	$0.08		$0.08
Weighted average shares outstanding:
Basic	64.2		64.2
Diluted	76.9		76.9

The pro forma adjustment amount for the quarter ending March 31, 2005, for the period prior to January 27, 2005, related to the acquisition of TLA is immaterial.

High Technology Solutions, Inc.

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash.  HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies.

The acquisition was accounted for under the provisions of purchase method accounting in accordance with SFAS No. 141.  The excess purchase price paid over the fair value of tangible and identifiable net assets acquired of $44.0 million was allocated to goodwill in the amount of $40.1 million, and to identifiable finite-life intangible assets in the amount of $3.9 million.  The identified intangible assets consist of $3.2 million allocated to contracts and backlog, $0.2 million for intellectual property, and $0.5 million for a non-compete agreement.  In connection with the Company’s acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment totaling $1.5 million has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit).  The Company recognized approximately $0.1 million as a reduction of costs against the deferred profit during each of the first quarters ended March 31, 2004 and March 31, 2005.  The remaining amount of $0.9 million at March 31, 2005 is estimated to reduce costs through 2008.  The results of operations of HTS since the acquisition date are included in the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2004 and are a component of the government network services operating segment.

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the three month ended March 31, 2005, are as follows (in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill
Balance as of December 31, 2004	$25.5	$11.2	$45.9	$82.6
Acquisition	—	—	28.0	28.0
Accrual for contingent consideration	—	5.0	0.4	5.4
Adjustment	—	—	(0.1)	(0.1)

Balance as of March 31, 2005	25.5	16.2	74.2	115.9

Other intangibles, net
Balance as of December 31, 2004	—	1.4	5.0	6.4
Acquisition	—	—	2.7	2.7
Amortization expense	—	—	(0.3)	(0.3)
Balance as of March 31, 2005	—	1.4	7.4	8.8

Total goodwill and other intangibles, net	$25.5	$17.6	$81.6	$124.7

(6)   Contingent Acquisition Consideration

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. A summary of the contingent acquisition consideration as of December 31, 2004 and March 31, 2005 is summarized in the table below.

Summary of Contingent Acquisition Consideration

	Suntech	Delmarva	Enco	DSI	TLA	Total
Balance as of December 31, 2004	9.1	—	4.9	0.6	—	14.6

Accrual for contingent consideration	—	5.0	—	0.4		5.4
Accrual for working capital adjustment	—	—	—	—	3.3	3.3
Payments	(0.1)	—	(0.8)	—	—	(0.9)

Balance as of March 31, 2005	9.0	5.0	4.1	1.0	3.3	22.4

Enterprise Network Services

In September 2004, the Company amended the purchase agreements related to two of the companies acquired in the Enterprise Network Services business to more accurately reflect the intent of the transaction, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004, which represents estimated payments to be made to certain ENS selling shareholders based on the original continuous employment clauses. At December 31, 2004, the contingent consideration accrual included the estimated liability of $12.4 million based on actual 2004 performance and estimated 2005 and 2006 performance for the ENS selling shareholders with continuous employment clauses and additional contingent consideration of $1.6 million recorded to goodwill related to certain shareholders of ENS who had met the performance targets for 2004 and did not have continuous employment clauses in connection with the purchase agreements.  During the quarter ended March 31, 2005, approximately $0.9 million was paid to certain shareholders of the companies acquired in ENS.  This amount was accrued at December 31, 2004.  Additional contingent consideration of $5.0 million was recorded to goodwill related to certain shareholders of ENS who had met the performance targets through the first quarter of 2005 and did not have continuous employment clauses in connection with the purchase agreements.  The contingent acquisition accrual related to the ENS acquisitions as of March 31, 2005 is $18.1 million, including $11.6 million that was accrued for previous employment clauses.  Any future additional earn-out consideration greater than or less than the estimated $11.6 million will be recorded as a component of income when the earn-out consideration is earned.  The Company expects to pay approximately $10.4 million in the second quarter of 2005 related to these earn-out arrangements.

Assuming the ENS entities acquired in 2003 reach the minimum base performance targets in 2005 through 2006, the aggregate future contingent payments related to the measurement periods from 2005 through 2006, including the amounts accrued and earned as of March 31, 2005, would approximate a cumulative total of $15.8 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth as projected by the Company based on its current operating forecasts, the aggregate future contingent payments could increase, but it is unlikely that the aggregate amount will exceed $29.3 million inclusive of the amounts paid and accrued through March 31, 2005 and the amounts earned from the achievement of the minimum base performance targets.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

The following table summarizes management’s estimate of the potential range of future contingent consideration by year:

	(in millions)
	2005		2006		2007		Total
Potential range of future contingent consideration	$11.2	*	$ 10.7-$15.8	*	$ 1.5-$2.3	*	$ 23.4-$29.3	*

*Hypothetical range based on estimated operating projections.

Defense Systems, Incorporated

In connection with the Company’s acquisition of Defense Systems, Incorporated (DSI) in August 2004, additional consideration of up to $3.2 million can be earned by the former major stockholders of DSI over an 18 month period, based upon performance milestones related to certain specified contracts.  Approximately $0.4 million and $1.0 million, has been accrued for upon attainment of these milestones net of post-closing purchase price adjustments, as of December 31, 2004 and March 31, 2005, respectively.  The Company expects to pay this amount during the second quarter of 2005.

(7)         Credit Agreement

On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15 million senior credit facility. KeyBank is designated as the sole arranger and sole book manager. The facility has a 3-year term and can be expanded to a $60 million facility. The Company intends to use the facility to fund future acquisitions. There are no amounts drawn on the facility as of March 31, 2005 and May 11, 2005.

(8)         Segment Information

The Company organized its business along service lines to include three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. Revenues and operating income generated by the Company’s reporting segments for the three months ended March 31, 2004 and 2005 are as follows (in millions).

	Three months ended March 31,
	2004	2005

Revenues:
Wireless Network Services	$71.5	$64.2
Enterprise Network Services	14.4	17.1
Government Network Services	11.2	19.9
Total revenues	$97.1	$101.2

Operating income:
Wireless Network Services	$5.1	$2.7
Enterprise Network Services	0.9	0.8
Government Network Services	1.1	2.1
Total operating income	$7.1	$5.6

Revenues derived by geographic region are as follows (in millions):

	Three months ended March 31,
	2004	2005

Revenues:
U.S.	$74.1	$81.2
Latin America	15.6	11.8
EMEA	7.4	8.2
Total revenues	$97.1	$101.2

The Company had sales to one customer, which comprised $21.6 million (21.3%) of the Company’s total revenues for the quarter ended March 31, 2005. Revenues for this customer are recorded in the wireless network services operating segment.

(9)         Related Party Transactions

On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million net of proceeds.  Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share, which was the fair market of the common stock at the closing, at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement.  The Series B Preferred Stock Purchase Agreement had a lock-up provision, which has expired prior to March 5, 2004, on which date 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company’s Common Stock.

Through March 31, 2005, the Company has received notices from the holders to convert an aggregate number of 64,517 shares of Series B Convertible Preferred Stock into an aggregate 6,451,700 shares of the Company’s Common Stock.  On March 31, 2005, the total liquidated preference equaled $12.7 million.

In 2003, in conjunction with two companies that the Company acquired in its Enterprise Network Services business, the Company assumed certain facility lease obligations relating to facilities were owned by the previous shareholders. The lease expense, which approximates $0.1 million for the quarters ended March 31, 2004 and 2005 is reflected in the statement of operations.

In early 2004, the Company entered into a partnership arrangement with an entity whereby the Company committed to fund a $1.0 million line of credit for working capital purposes of the newly created partnership, known as Mobilitie Partners, LLC (“Mobilitie”). The terms of the line of credit agreement provide for repayment based upon the occurrence of certain future events, such as a monetizing event. In addition, in the event the Company exited the partnership based upon its evaluation of the viability of the business, WFI is committed to fund approximately $0.4 million of future operating costs of its partner. For this consideration the Company received 15% equity interest in Mobilitie. The Company reviewed the terms of the partnership agreement and determined that it met the characteristics of a variable interest entity and the requirements for consolidation under FASB Interpretation No. 46-R and, accordingly, Mobilitie was fully consolidated by WFI. As of December 31, 2004, approximately $1.0 million had been advanced on the line of credit.  On December 31, 2004, the Company exercised its right to withdraw from Mobilitie.  As a result, the Company had no ownership interest in Mobilitie as of December 31, 2004 and consequently did not consolidate the operating results of Mobilitie at March 31, 2005.

On June 24, 2004, the Company entered into an agreement with an entity for consulting services, whereby the Company will compensate this separate entity $500 for certain cellular sites, and 0.3% of the Company’s contract price for other types of cellular sites assigned to the Company by a certain major wireless carrier, if such assignment is a direct result of the efforts of the Company’s partner, subject to the conditions of the agreement. As of December 31, 2004 and March 31, 2005, there have been no amounts earned under this agreement. Future payments, if any, will be recorded as costs of revenues.

In connection with the Company’s acquisition of TLA in January 2005, the Company assumed certain facility lease obligations for which the facility is owned by the previous shareholders.  The lease expense, which approximates $0.1 million for the quarter ended March 31, 2005 is reflected in the statement of operations.

Based upon a review by disinterested members of management and the board of directors of terms of comparable transactions available from or involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

(10)  Legal Matters

Beginning in July 2001, the Company and certain of its former officers and directors (the “Individuals”) were named as defendants in a series of class action shareholder complaints filed in the U.S. District Court for the Southern District of New York, now consolidated into a single amended complaint captioned In re Buy.com, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6323.  In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of the Company’s initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20.  The plaintiffs sought unspecified monetary damages and other relief.  Similar complaints were filed in the same Court against hundreds of other public companies (“Issuers”) and the underwriters (“Underwriters”) that conducted IPOs of the Issuers’ common stock in the late 1990s or in the year 2000 (the “IPO Cases”).

In August 2001, all of the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York.  In July 2002, the Company joined in a global motion to dismiss the IPO Cases filed by all of the Issuers (among others).  In October 2002, the Court entered an order dismissing the Individuals from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals.  In February 2003, the Court issued a decision denying the motion to dismiss the Securities Act section 11 and Exchange Act section 10(b) claims against the Company.

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would result in, among other things, (a) the dismissal with prejudice of all claims in the IPO Cases against the Issuers and their officers and directors and (b) a guarantee from the insurers of the Issuers to the plaintiffs that, if the plaintiffs recover less than $1 billion from the Underwriters in the IPO Cases, the insurers would pay the difference between the actual recovery and $1 billion.  In June 2004, the Company executed a final settlement agreement with the plaintiffs.  On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. The Company does not expect the settlement to have a material impact on its operations or cash flow.

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed a consolidated complaint on January 31, 2005. The Company filed a motion to dismiss the consolidated complaint on March 17, 2005. The hearing date for the motion to dismiss is currently set for June 16, 2005 before the Federal District Court. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors; Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re. Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, unjust enrichment and violations of California’s insider trading laws. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. The Company filed a motion to dismiss the consolidated complaint on May 3, 2005.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and the plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004 In re. Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. This action was stayed by the Superior Court on February 25, 2005. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS initiated an arbitration proceeding regarding the termination of employment of that individual from ENS.  The amount in controversy was approximately $300,000.  On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement.  In this arbitration proceeding, this selling shareholder is claiming he is entitled to approximately $5.0 million.  The arbitration is currently scheduled for late 2005.  The Company is disputing the selling shareholder’s right to further compensation, his entitlement to an earn-out payment and, if a payment is due, the early payment of any such amounts. The Company has accrued the contingent consideration as earned as of March 31, 2005 and does not believe any additional adjustment will be necessary.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K, as amended by our Annual Report on Form 10-K/A,  for the year ended December 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

Overview

We are an independent provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through our Wireless Network Services division (“WNS”), the U.S. government through our Government Network Services division (“GNS”), and enterprise customers through our Enterprise Network Services division (“ENS”).  The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks.  Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks.  We also, provide network management services, which involve day-to-day optimization and maintenance of wireless infrastructure development.  Our work for the U.S Government primarily involves network security, logistics automation and RFID solutions, systems engineering, systems integration, and the outsourcing of technical services as operational test and evaluation.  Our work for enterprise customers primarily involves the design, deployment and integration of voice, data, security and other in-building systems and is focused on opportunities to provide converged IP and wireless networks to Fortune 1000 companies, public facilities, and municipalities.

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

Credit for doubtful accounts includes the reversal of estimated losses resulting from the financial inability of our customers to make required payments for services we have performed. We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer’s country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If these factors do not indicate collection is reasonably assured, revenue is deferred until it becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required.  Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project.  We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks.  Total retainages included in accounts receivable were $1.7 million at March 31, 2005.

Our three operating segments are our Wireless Network Services segment (encompassing business consulting, design and deployment services and network management services), our Enterprise Network Services segment, and our Government Network Services segment.

Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance:

•            We believe there remain significant opportunities for us to grow our Wireless Network Services business.  These opportunities include technology upgrades by the major carriers both domestically and internationally, network integration activities related to the AT&T/Cingular merger, spectrum clearing and frequency realignment activities related to the Federal Communication Commission’s recent action on the reallocation of licenses in the 800 megahertz frequencies, deeper penetration into some of the major U.S. carriers with whom we have only recently begun to win a significant amount of work, and diversification into additional Latin American and European markets by leveraging off our existing customer base.

•            Our revenue for the first quarter of 2005 from our Latin American operations was less than we expected due to the delay of follow-on contracts from our customers.  As these contracts have now been signed,  we expect growth in our overall international operations to resume in the second quarter of 2005.

•            Our Government Network Services segment will build and expand our customer relationships within the Departments of Defense and Homeland Security by taking advantage of the significant opportunities for companies with substantial expertise in wireless technology.  We expect continued growth in revenues and operating income from this new operating segment.

•            We also believe our Enterprise Network Services segment will continue to be a driver for growth.  We continue to be optimistic about the opportunity to integrate wireless technology into enterprise networks, especially physical and electronic security systems, and voice and data networks.

•            Our effective tax rate for the quarter ended March 31, 2005 of 37.5% is expected to be the annual effective tax rate for 2005.  The annual and interim period effective tax rate(s) for 2005 is slightly lower than the statutory rates due to the expected realization of certain tax benefits as a result of fiscal year 2005 forecasted income.

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

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 60% of our revenues for the quarter ended March 31, 2005. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.  The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted.  As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

A cancellation or modification of a fixed price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins.  In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact on our gross margin.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $140.7 million as of March 31, 2005.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, we do not amortize goodwill and indefinite lived intangible assets. In lieu of amortization, we are required to perform, at a minimum, an annual impairment review unless specific evidence identified as a triggering event would warrant an accelerated review of our goodwill and intangible assets with indefinite lives. The first step of the goodwill impairment test requires the Company to determine and compare the fair value of its defined reporting units to their carrying values as of the evaluation date. The fair value for each reporting unit is determined using an undiscounted cash flow valuation analysis. The carrying values of each reporting unit are determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. If the estimated fair values exceed the carrying values for each reporting unit, there is no indication of impairment. Consequently, the second step of the impairment test will not be required.

Since the last annual impairment test as of December 31, 2004, there has been no indication of a triggering event that would warrant an accelerated review of our goodwill and intangible assets with indefinite lives.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred.  Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases.  If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease.  We have a valuation allowance at March 31, 2005, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carryforward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of valuation allowance is based on our current estimates of adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted.  Management believes the valuation allowance recorded at March 31, 2005 is properly stated.

The 2005 effective tax rate for annual and interim reporting periods could be impacted if we achieve the resolution of certain tax items that are reserved for at March 31, 2005.  Finally, during 2005, if we are impacted by a change in the valuation allowance as of March 31, 2005 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2005, such effect will be recognized in the interim period in which the change occurs.

Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of March 31, 2005, the accrual for our partial self-insurance programs approximated $2.2 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation claims limits are $175,000 and $350,000, respectively.

Contingencies and litigation. We are currently involved in certain legal proceedings.  We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated.  We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with SFAS No. 5, “Accounting for Contingencies”.  As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates.  Revisions in our estimates of potential liability could materially impact our results of operations.

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  As of March 31, 2005, a contingent consideration accrual related to these arrangements totaling $22.4 million was recorded on our consolidated balance sheet.  See Note 5, for further details regarding the range of estimated future contingent payments by year.

Comparison of Results for the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2005

Revenues. Revenues increased $4.1 million from $97.1 million for the quarter ended March 31, 2004 to $101.2 million for the quarter ended March 31, 2005. The $4.1 million increase was attributable to an increase in domestic revenues of $7.1 million offset by a decrease in international revenues of $3.0 million.

Our domestic revenue growth is primarily attributed to organic growth in our Enterprise Network Services and Government Network Services segments as well as incremental revenues from our recent acquisition of TLA.  Our Government Network Services segment generated revenues totaling $19.9 million during the quarter ended March 31, 2005, up from $11.2 million in the first quarter of 2004.  Acquisitions contributed to $7.5 million of the revenue growth in the Government Network Services segment.  Our Enterprise Network Services segment generated revenues totaling $14.4 million and $17.1 million for the quarters ended March 31, 2004 and 2005, respectively.

Aggregate international revenues decreased by $3.0 million from the prior year period primarily due to the timing of contract awards in our Latin American operations, which were not received until the second quarter of 2005.

Revenues by operating segment for the quarters ended March 31, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

Wireless network services	$71.5	$64.2	$(7.3)	(10.2)%
Enterprise network services	14.4	17.1	2.7	18.8%
Government network services	11.2	19.9	8.7	77.7%
Total revenues	$97.1	$101.2	$4.1	4.2%

Revenues generated by geographic segment for the quarters ended March 31, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

United States	$74.1	$81.2	$7.1	9.6%
EMEA	7.4	8.2	0.8	10.8%
Latin America	15.6	11.8	(3.8)	(24.4)%
Total revenues	$97.1	$101.2	$4.1	4.2%

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

Cost of Revenues. Cost of revenues increased from $75.4 million for the quarter ended March 31, 2004 to $78.4 million for the quarter ended March 31, 2005 primarily due to the corresponding increase in total revenues. Gross margin during the quarter ended March 31, 2005 increased slightly from 22.3% to 22.5% of total revenues compared to the quarter ended March 31, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenue from 15% to 17% for the quarter ended 2004 and 2005, respectively, due to increased health insurance, workers compensation and general liability costs as well as accounting and contracts administration costs primarily incurred due to changes we have made over the last year related to its compliance with the Sarbanes Oxley Act. The increase in absolute dollars of $2.6 million from $14.6 million to $17.2 million for the quarters ended March 31, 2004 and 2005, respectively, is primarily due to increased infrastructure costs necessary to support the revenue growth as well as the increases noted previously.

Other Income, Net. For the quarter ended March 31, 2004, net other income was $0.4 million compared to $0.0 million for the quarter ended March 31, 2005.  The decrease was primarily attributable to lower foreign exchange gain primarily related to negative foreign currency fluctuations.

Provision for Income Taxes. Our effective income tax rate for the quarter ended March 31, 2004 was 19% compared to 37.5% for the quarter ended March 31, 2005. The effective tax rate for the quarter ended March 31, 2004 is lower than federal and state statutory rates primarily because of the realization of certain tax benefits through the reduction of our valuation allowance.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents and short-term investments, cash from operations and other external sources of funds. As of March 31, 2005, we had cash and cash equivalents and short-term investments totaling $36.1 million and $2.0 million, respectively.

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

Cash from operations is primarily derived from our customer contracts in progress and associated changes in working capital components.  Cash used in operations was $7.6 million for the three months ended March 31, 2004 whereas cash provided by operations was $11.0 million for the three months ended March 31, 2005.  The increase between periods is primarily due to cash collections of our accounts receivable during the first quarter of 2005.  The days sales outstanding increased from 103 days to 114 days for the three months ending March 31, 2004 and 2005, respectively, and decreased from 122 days to 114 days from December 31, 2004 to March 31, 2005, respectively.  Additionally, we have continued to implement more aggressive collection strategies and control our overall operating expenses through more effective and efficient processes.

Cash used in investing activities was $22.1 million and $30.4 million for the three months ended March 31, 2004 and 2005, respectively.  During the three months ended March 31, 2005, investing activities represented cash paid of $33.4 million for the acquisition of TLA, net of cash received, capital expenditures of $1.7 million, cash paid of $1.0 million for contingent consideration related to prior acquisitions and cash received on the sale of short term investments of $5.7 million.  During the three months ended March 31, 2004, investing activities represented cash paid of $48.4 million, net of cash received for the acquisition of HTS, capital expenditures of $2.1 million, cash paid totaling $4.0 million for contingent consideration related to prior acquisitions and cash paid of $1.0 million for investment in an unconsolidated affiliate, partially offset by $33.4 million of proceeds from the sale of short-term investments.  See Note 5 to our unaudited consolidated financial statements for further discussion of our acquisitions.

Cash provided by financing activities was $1.1 million for the three months ended March 31, 2005.  The positive cash flow from financing for this period consisted primarily of proceeds from the issuance of common stock totaling $1.2 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan.  Cash provided by financing activities was $4.4 million for the three months ended March 31, 2004. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $4.5 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, offset by the repayment of capital lease obligations of $0.1 million.

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

Contractual Obligations and Commitments

Pursuant to the stock purchase agreement for acquisitions made in 2003 in our Enterprise Network Services segment, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for each of the years ending 2004, 2005 and 2006. Assuming the acquired entities of our Enterprise Network Services segment reach the minimum base performance targets, the aggregate future contingent payments related to the measurement periods from 2004 through 2006, including the balance accrued as of March 31, 2005, would approximate a cumulative total of $15.8 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth as estimated by the Company, the aggregate future contingent payments could likely range from $23.4 million to $29.3 million. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. In addition, we may pay additional consideration of up to $3.2 million related to our acquisition of DSI if certain contract milestones are achieved. As of March 31, 2005, approximately $1.0 million has been accrued as additional consideration based on the attainment of certain milestones.

We expect to pay an aggregate of approximately $11.4 million in the second quarter of 2005 related to the earn-out arrangements in the Enterprise Network Services business and the DSI acquisition.  In addition, we expect to pay approximately $3.3 million in the second quarter of 2005 for the working capital adjustment related to the TLA acquisition.

The following table summarizes management’s estimate of the potential range of future contingent consideration that may be paid by year:

	(in millions)
	2005		2006		2007		Total
Potential range of future contingent consideration	$11.2	*	$ 10.7-$15.8	*	$ 1.5-$2.3	*	$ 23.4-$29.3	*

*Hypothetical range based on estimated annual growth of 15%.

On March 16, 2005, we entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15 million senior credit facility.  KeyBank is designated as the sole arranger and sole book manager.  The facility has a 3-year term and can be expanded to a $60 million facility.  The Company intends to use the facility to fund acquisitions.  As part of our acquisition strategy, we may choose to expand our new credit facility up to $60 million to fund future acquisitions.  There are no amounts drawn on the facility as of March 31, 2005 and May 11, 2005.

We believe that our cash and cash equivalent balances and our new credit facility will be sufficient to satisfy cash requirements for at least the next twelve months.

Other than the approximate $14.7 million we plan to pay in the second quarter of 2005 for the earn-out provisions and working capital adjustments of our acquisitions, our normal recurring trade payables, expense accruals, and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations, we have no other material commitments.  Aside from these recurring operating expenses, future capital expenditures and overall expansion including potential future acquisitions, our future capital needs will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry.  Other future cash requirements may include the payment of certain tax contingencies, as discussed in Note 1 (i) of our consolidated financial statements and potential future acquisitions.  We continue to evaluate and use new technology including electronic equipment and software in our business operations.  Additional capital expenditure may be required as deemed necessary, in order to stay competitive and effectively service our customers.

The following table summarizes our currently existing contractual obligations and other commitments at March 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$0.2	$0.2	$—	$—	$—
Operating leases	19.1	5.2	6.5	5.4	2.0
	$19.3	$5.4	$6.5	$5.4	$2.0

Related Party Transactions

For detailed information regarding related party transactions, see Note 9 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R).  As amended by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No 123 (Revised 2004), Share –Based Payment”, FAS 123R is effective for interim or annual periods beginning after June 15, 2005 (January 1, 2006 for the Company).  The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R.  If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1 (g).

FAS 123R will require all share-based payment transactions, including those with employees, to be measured at fair value.  Moreover, the fair value of share-based payment awards (including employee stock option grants) will be recognized as expense in the statements of operations over the requisite service period of each award.  FAS 123R also changes the manner in which deferred taxes are recognized on share-based payment awards, as well as the accounting for award modifications.

Risks Related to Our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K, as amended by our annual Report on Form 10-K/A,  for the year ended December 31, 2004, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, the price of our common stock could decline.  You should also refer to the other information contained in this report, including our unaudited consolidated financial statements and related notes.

Our success is dependent in part on new technology upgrade growth in the deployment of wireless networks, and to the extent that such growth slows, our business may be harmed.

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

If wireless carriers, enterprises and the federal government do not outsource their network services, our business will suffer.

Our success depends upon the continued trend by wireless carriers, enterprise customers and the federal government to outsource their network design, deployment and management needs. If this trend does not continue and our customers elect to perform more network deployment services themselves, our operating results and revenues may decline.

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

We are subject to extensive government regulation, and our failure or inability to comply with these regulations could subject us to penalties or restrict our ability to operate our business as we currently do, which could adversely affect our revenues.

The wireless networks that we design, deploy and manage are subject to various regulations issued by the U.S. Federal Communications Commission (“FCC”) and other regulatory bodies in the U.S. and other countries require that these networks meet certain radio frequency emission standards, not create unallowable interference to other services, and in some cases accept interference from other services.  These networks are also subject to government regulations and requirements of local standards bodies in Mexico and Brazil and other foreign countries in which we have business operations, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies.  We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information.  Additionally, because we conduct business throughout the U.S., many of our activities are subject to different state and local regulatory schemes, including those relative to licensing, taxes and employment matters, with which we are required to comply.  We are subject to routine audits to assure our compliance with these requirements.

Our failure to comply with these regulations, rules and approvals could result in the imposition of penalties and the loss of our government contracts and disqualification as a U.S. government contractor, which could adversely affect our revenues.  Additional regulations may be adopted, including changes in the allocation of available spectrum by the U.S. government and other governments or exclusion of our technology by a standards body, that may result in additional cost to us or restrict our current business operations, which could have a harmful effect our operating results, liquidity and financial position.

We derive a significant portion of our revenues from a limited number of customers.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the quarter ended March 31, 2005, one customer comprised approximately 21% of our revenues, and our five largest customers accounted for approximately 50% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

The restatement of our financial statements for the fiscal years ended December 31, 2001, 2002, and 2003 has resulted in negative publicity about us and has, and may continue to have, a negative impact on the market price of our common stock.  In addition, the restatement of our financial statements may cause some of our customers or potential customers to defer or refrain from purchasing services from us if they lose confidence in our ability to fulfill our commitments which could have a harmful effect on our operating results and financial condition.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We completed our acquisitions of HTS in January 2004, Defense Systems, Inc. in August 2004 and TLA Associates in January 2005.  In addition, we acquired three other businesses in 2003.  Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time.  In February 2004, we filed an acquisition shelf registration statement on Form S-3 that, subject to the rules and regulations of the Securities and Exchange Commission, will enable us to issue up to $200 million shares of our newly issued common stock in one or more acquisition transactions.  Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results.  In addition, these acquired companies may not perform as well as we expected and we may fail to realize anticipated revenue.  Acquisitions may cause us to issue common stock that would dilute our current stockholders’ ownership and incur costs which may cause our quarterly operating results to vary significantly.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity including Cingular’s acquisition of AT&T Wireless, both of whom are significant customers of ours and the recently announced merger plans between Sprint and Nextel Communications and between Alltel and Western Wireless.  The consolidation of carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers, any or all of which may adversely impact our business.

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

In addition, we have historically taken significant write-offs of our accounts receivable.  While the vast majority of our customers today are tier 1 carriers, large enterprises or the federal government, it is possible that in some instances we may not receive payment for services we have already performed. If our customers do not receive adequate financing or if we are required to write off significant amounts of our accounts receivables, then our net income will decline, and our business will be harmed.

We are in highly competitive markets, face competition from large, well–established competitors with significant resources, and may not be able to compete effectively.

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

•                  the timing and size of network deployments and technology upgrades by our carrier customers;

•                  fluctuations in demand for outsourced network services;

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

•                  the costs of integrating businesses that we acquire.

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

As of March 31, 2005, approximately 130 or 6% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years.  Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 through 2005.

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

We currently have international operations, including offices in Brazil, China, Mexico, the United Kingdom, Sweden and Turkey. For the quarter ended March 31, 2005, international operations accounted for approximately 20% of our total revenues.  Our international business operations are subject to a number of material risks, including, but not limited to:

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

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 (revised 2004).

“Share-Based Payment” (SFAS No. 123R), a revision of FASB Statement 123 Accounting for Stock-Based Compensation, which requires that companies record compensation expense in the statement of operations for employee stock options using the fair value method.  Implementation of this statement as required during the beginning of fiscal year 2006 will have a significant negative effect on our reported results and may impair our ability to use equity compensation to attract and retain skilled personnel.  New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 4 of this Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Although we have made significant changes in our internal controls and operations that we believe will help prevent the occurrence of financial reporting problems in the future, there can be no assurance that we will not discover additional instances of breakdowns in our internal controls and operations of the types that led to the restatement of our financial statements for the fiscal years ended December 31, 2001, 2002 and 2003, or the material weakness identified in Item 9A of Amendment No. 1 to our annual report on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2004.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, newly enacted SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment resulted in increased costs of nearly $2 million and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If our officers, directors and principal stockholders choose to act together, they may be able to exert significant influence over our management and operations, acting in their best interests and not in the best interest of other stockholders.

As of March 31, 2005, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 22% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Executive Chairman, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 12% is beneficially owned by certain of our other officers and directors and their affiliates. In addition, other members of the Tayebi family owned, incrementally and in the aggregate, approximately 19% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise significant control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions.  The interest of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.  As a result of their actions or inactions, our stock price may decline.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business.  In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts.  We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms.  In February 2004, we also filed a universal shelf registration statement on Form S-3 that, subject to the rules and regulations of the Securities and Exchange Commission, enables us to sell shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million in one or more public offerings.  Such financing or offerings would likely dilute our stockholders’ equity ownership.  In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

We attempt to protect our trade secrets by entering into confidentiality and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us.  In addition, others may independently discover our trade secrets and proprietary information and in such cases we could not assert any trade secret rights against such party.  Enforcing a claim that a party illegally obtained and is using our trade secret is difficult, expensive and time consuming, and the outcome is unpredictable.  If our trade secrets become known we may lose our competitive position.

Our stock price may be volatile, which may result in lawsuits against us and our officers and directors.

The stock market in general and the stock prices of technology and telecommunications companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

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

•                  impact of litigation;

•                  general conditions in the market;

•                  political and/or military events associated with current worldwide conflicts; and

•                  events affecting other companies that investors deem comparable to us.

Companies that have experienced volatility in the market price of their stock have frequently been the object of securities class action litigation.  We and certain of our current and former officers and directors have been named defendants in class action and derivative lawsuits.  These matters and any other securities class action litigation in which we may be involved, could result in substantial costs to us and a diversion of our management’s attention and resources, which could materially harm our financial condition and results of operations.

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

In addition, on December 16, 2004, we adopted a stockholder rights plan (“Rights Plan”). Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one preferred share purchase right (“Right”) on each outstanding share of our common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series C Preferred Stock at an exercise price of $54, subject to adjustment, in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Rights then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Rights exercise price.

These provisions may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders’ ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies primarily in our Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of March 31, 2005, our Mexican, Brazilian and European subsidiaries were in average net liability positions (i.e., monetary liabilities were greater than monetary assets subject to foreign currency risk) of approximately $5.7 million $17.7 million and $7.6 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net liability positions at March 31, 2005 were approximately $0.6 million, $1.8 million and $0.8 million for the Mexico, Brazil and European subsidiaries, respectively.  In the event that the functional currency of China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations due to the activities of our corporate resource center in China.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income by approximately $0.1 million for the quarter ended March 31, 2005. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of March 31, 2005 were $36.1 million and are primarily invested in money market interest bearing accounts. Short-term investments as of March 31, 2005 were $2.0 million, are primarily corporate notes and bonds and U.S. government and agency debt securities.  A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had an immaterial effect on net income for the quarter ended March 31, 2005.  We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

To address the material weakness that existed at December 31, 2004, we implemented revised control activities for proper review and analysis of period-end journal entries related to income taxes.  The revised control activities include expanded review and analysis by qualified accounting personnel related to income taxes.

Except as described in this paragraph, there was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning in July 2001, the Company and certain of its former officers and directors (the “Individuals”) were named as defendants in a series of class action shareholder complaints filed in the U.S. District Court for the Southern District of New York, now consolidated into a single amended complaint captioned In re Buy.com, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-6323.  In the amended complaint, filed in April 2002, the plaintiffs allege that the Company, the Individuals, and the underwriters of the Company’s initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20.  The plaintiffs sought unspecified monetary damages and other relief.  Similar complaints were filed in the same Court against hundreds of other public companies (“Issuers”) and the underwriters (“Underwriters”) that conducted IPOs of the Issuers’ common stock in the late 1990s or in the year 2000 (the “IPO Cases”).

In August 2001, all of the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York.  In July 2002, the Company joined in a global motion to dismiss the IPO Cases filed by all of the Issuers (among others).  In October 2002, the Court entered an order dismissing the Individuals from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals.  In February 2003, the Court issued a decision denying the motion to dismiss the Securities Act section 11 and Exchange Act section 10(b) claims against the Company.

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would result in, among other things, (a) the dismissal with prejudice of all claims in the IPO Cases against the Issuers and their officers and directors and (b) a guarantee from the insurers of the Issuers to the plaintiffs that, if the plaintiffs recover less than $1 billion from the Underwriters in the IPO Cases, the insurers would pay the difference between the actual recovery and $1 billion.  In June 2004, the Company executed a final settlement agreement with the plaintiffs.  On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. The Company does not expect the settlement to have a material impact on its operations or cash flow.

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed a consolidated complaint on January 31, 2005. The Company filed a motion to dismiss the consolidated complaint on March 17, 2005. The hearing date for the motion to dismiss is currently set for June 16, 2005 before the Federal District Court. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors; Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re. Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, unjust enrichment and violations of California’s insider trading laws. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and the plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004 In re. Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. This action was stayed by the Superior Court on February 25, 2005. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS initiated an arbitration proceeding regarding the termination of employment of that individual from ENS.  The amount in controversy was approximately $300,000.  On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement.  In this arbitration proceeding, this selling shareholder is claiming he is entitled to approximately $5.0 million.  The arbitration is currently scheduled for late 2005.  The Company is disputing the selling shareholder’s right to further compensation, his entitlement to an earn out payment and, if a payment is due, the early payment of any such amounts. The Company has accrued the contingent consideration as earned as of March 31, 2005 and does not believe any additional adjustment will be necessary.

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

Item 6. Exhibits

(a). Exhibits:

2.1	Stock Purchase Agreement by and among the Company, JMA Associates, Inc. d/b/a TLA Associates and the Stockholders of JMA Associates, Inc. dated as of January 27, 2005. (1)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(3)
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.(4)
3.4	Certificate of Designations of Series C Preferred Stock. (5)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.(5)
10.45	Change of Control Agreement dated March 28, 2005 between the Company and Deanna Lund.(6)
10.46	Change of Control Agreement dated March 28, 2005 between the Company and James Edwards.(6)
10.47	Change of Control Agreement dated March 28, 2005 between the Company and Rochelle Bold.(6)
10.48	Change of Control Agreement dated March 28, 2005 between the Company and Steven D. Roth.(6)
10.49	Change of Control Agreement dated March 28, 2005 between the Company and William E. Clift.(6)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Filed as an exhibit to the Company’s report on Form 8-K, filed on January 16, 2004 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Report on Form 8-K/A filed on June 5, 2002, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s report Form 8-K filed on December 17, 2004 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report on the Form 10-K for the year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS FACILITIES, INC.

	By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President

	By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Senior Vice President, Chief Financial Officer and
Principal Financial Officer

	By:	/s/ CAROL A. CLAY, CPA
Carol A. Clay
Vice President, Corporate Controller and Principal Accounting Officer

Date: May 11, 2005