Form 10-Q
period 2005-07-01
WIRELESS FACILITIES INC
filed 2005-08-10
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

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

As of August 5, 2005 there were 71,679,171 shares of the registrant’s common stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at December 31, 2004 and June 30, 2005 (unaudited)

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited in millions, except par value and number of shares)

	December 31, 2004	June 30, 2005

Assets
Current assets:
Cash and cash equivalents	$54.4	24.3
Restricted cash	—	0.1
Short-term investments	7.6	—
Accounts receivable, net	133.4	131.1
Prepaid expenses	3.0	5.1
Employee loans and advances, net	0.6	0.5
Other current assets	6.4	6.9
Total current assets	205.4	168.0

Property and equipment, net	13.4	15.0
Goodwill	82.6	116.4
Other intangibles, net	6.4	8.3
Deferred tax assets, net	20.1	17.1
Investments in unconsolidated affiliates	2.1	2.1
Other assets	0.7	1.2
Total assets	$330.7	$328.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31.7	$25.3
Accrued expenses	29.2	33.5
Accounts payable – related party	1.0	1.2
Billings in excess of costs on contracts	7.7	5.6
Tax contingencies	15.0	15.5
Accrual for contingent acquisition consideration	14.6	8.9
Accrual for unused office space	0.9	0.7
Income taxes payable	5.6	2.8
Capital lease obligations short-term	0.2	0.3
Current liabilities of discontinued operations	0.8	0.2
Total current liabilities	106.7	94.0

Accrual for unused office space, net of current portion	1.7	1.4
Capital lease obligations, net of current portion	—	0.5
Other liabilities	1.3	1.3
Total liabilities	109.7	97.2

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies (Note 1)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series B Convertible Preferred Stock, $.001 par value, 25,483 shares outstanding at December 31, 2004 and June 30, 2005, respectively (liquidation preference $12.7)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 71,103,301 and 71,555,061 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	0.1	—
Additional paid-in capital	319.8	322.0
Accumulated deficit	(95.4)	(87.6)
Accumulated other comprehensive loss	(3.8)	(3.8)
Total stockholders’ equity	220.7	230.6
Total liabilities and stockholders’ equity	$330.7	$328.1

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Revenues	$102.7	$110.8	$199.8	$212.0
Cost of revenues	78.8	85.1	154.2	163.5
Gross profit	23.9	25.7	45.6	48.5

Selling, general and administrative expenses	14.6	18.9	29.2	36.1
Operating income	9.3	6.8	16.4	12.4
Other income (expense), net:
Interest income, net	—	—	0.1	0.2
Foreign currency gain (loss)	(0.4)	0.1	(0.2)	(0.1)
Impairment of investment in unconsolidated affiliate and other expenses, net	(3.0)	—	(2.9)	—
Other income (expense), net	(3.4)	0.1	(3.0)	0.1

Income before provision for income taxes	5.9	6.9	13.4	12.5
Provision for income taxes	1.7	2.6	3.2	4.7
Income from continuing operations	4.2	4.3	10.2	7.8
Loss from discontinued operations	(2.5)	—	(2.7)	—
Net income	$1.7	$4.3	$7.5	$7.8

Basic earnings (loss) per common share:
Income from continuing operations	$0.06	$0.06	$0.15	$0.11
Loss from discontinued operations	(0.04)	—	(0.04)	—
Net income	$0.02	$0.06	$0.11	$0.11

Diluted earnings (loss) per share:
Income from continuing operations	$0.06	$0.06	$0.13	$0.10
Loss from discontinued operations	(0.04)	—	(0.03)	—
Net income	$0.02	$0.06	$0.10	$0.10

Weighted average common shares outstanding:
Basic	68.3	71.3	66.2	71.2
Diluted	75.5	74.8	76.2	75.4

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six months ended June 30,
	2004	2005

Operating activities:
Net income from continuing operations	$10.2	$7.8
Adjustments to reconcile net to net cash provided by (used in) operating activities:
Depreciation and amortization	3.4	4.0
Deferred tax asset	1.9	3.0
Credit for doubtful accounts	(0.7)	—
Equity loss in unconsolidated affiliates	3.2	—
Stock based compensation expense	—	0.1
Net loss on disposition of fixed assets	—	0.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(36.8)	10.0
Accounts receivable – related party	0.2	—
Prepaid expenses	(0.7)	(1.8)
Other assets	2.0	(0.7)
Accounts payable	8.0	3.5
Accrued expenses	(3.4)	(6.7)
Tax contingencies	—	(0.7)
Accounts payable – related party	—	0.2
Billings in excess of costs on contracts	(2.2)	(2.1)
Accrual for contingent acquisition consideration	—	0.2
Accrual for unused office space	(0.5)	(0.5)
Other liabilities	1.8	(2.8)
Net cash provided by (used in) continuing operations	$(13.6)	$13.9

Loss from discontinued operations	(2.7)	—
Changes in net assets and liabilities of discontinued operations	2.9	(0.6)
Net cash used in discontinued operations	0.2	(0.6)
Net cash provided by (used in) operating activities	(13.4)	13.3

Investing activities:
Capital expenditures	(3.2)	(4.2)
Proceeds from sale of short-term investments	33.8	7.6
Investment in unconsolidated subsidiary	(1.0)	—
Cash paid for contingent consideration	(8.3)	(15.5)
Cash paid for company acquisitions, net of cash received	(47.4)	(33.4)
Increase in restricted cash	(1.0)	(0.1)
Net cash used in investing activities	(27.1)	(45.6)

Financing activities:
Proceeds from issuance of common stock	5.4	0.9
Proceeds from issuance of common stock under employee stock purchase plan	2.0	1.1
Repayment of capital lease obligations	(0.3)	0.1
Net cash provided by financing activities	7.1	2.1

Effect of exchange rate on cash and cash equivalents	(0.8)	0.1
Net decrease in cash and cash equivalents	(34.2)	(30.1)
Cash and cash equivalents at beginning of period	79.1	54.4
Cash and cash equivalents at end of period	$44.9	$24.3

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$0.1	$0.2
Net cash refunded (paid) during the period for income taxes	$0.5	$(3.7)

Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$54.8	$40.0
Cash paid for acquisitions	48.5	33.4
Liabilities assumed in acquisitions	$6.3	$6.6

A financing obligation of $0.6 million was incurred when the Company purchased software licenses during the six months ended June 30, 2005.

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

(b) Fiscal Calendar and Basis of Presentation

The consolidated financial statements include the accounts of WFI and its wholly-owned and majority owned subsidiaries.  WFI and its subsidiaries are collectively referred to herein as the “Company.”

The Company operates and reports using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal year consists of four equal quarters of 13 weeks each, and our 53 week fiscal year consists of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters.  The 2004 and 2005 quarters presented in this report on Form 10-Q have the same number of weeks.  For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our second quarter ended on July 1, 2005, but we present our quarter as ending on June 30, 2005.

The information as of June 30, 2005, and for the three months ended June 30, 2004 and 2005 is unaudited. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission on Form 10-K on March 31, 2005, as amended on April 29, 2005.

The unaudited consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries.  WFI and its subsidiaries are collectively referred to herein as the “Company.”

(c) Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.  The Company’s significant estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies, litigation, and contingent acquisition consideration.

(d) Reclassifications

Certain prior period amounts have been reclassified to the extent deemed necessary in order to conform with the current period presentation.

(e) Cash and Cash Equivalents, Restricted Cash, and Short-Term Investments

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less as of the date purchased by the Company.  At December 31, 2004, the Company’s short-term investments consist of corporate notes and bonds and U.S. government and agency securities.  The Company’s restricted cash relates to a deposit on a credit card arrangement.

The Company has evaluated its investment policies consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale.  Based on the Company’s intent, investment policies and related ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classified such short-term investment securities within current assets as of December 30, 2004.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income or Loss”.  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded to other income (expense), net.  Interest and dividends on securities classified as available-for-sale are included in interest income.

	June 30, 2005
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$17.1	$17.1
Money market	7.2	7.2
Cash and cash equivalents	24.3	24.3

Restricted cash	0.1	0.1

Cash and cash equivalents and restricted cash	$24.4	$24.4

There were no net unrealized gains or losses for quarter ended June 30, 2005.  The realized gains from the sale of short-term investments for the quarter ended June 30, 2005 was immaterial.

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

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of wireless telecommunication sites in specific geographic markets.  These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the project margin for the work performed. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” or “scope modifications” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable.  Total net unbilled accounts receivable at December 31, 2004 and June 30, 2005 were $56.0 and $73.1 million, respectively.  Total retainages included in accounts receivable were $1.9 million and $1.4 million at June 30, 2005 and December 31, 2004, respectively.  Allowances for doubtful accounts as of December 31, 2004 and June 30, 2005 were $1.8 million and $0.7 million, respectively.  Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful toward assessing the risk of collectibility.

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

Under certain of its contracts, the Company provides supplier procurement and material purchases for its customers.  The Company records revenue on these arrangements on a gross or net basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” depending on the specific circumstances of the arrangement.  The Company considers the following criteria, among others, for recording revenue on a gross or net basis:

(1)                      Whether the Company acts as a principal in the transaction:

(2)                    Whether the Company takes title to the products;

(3)                    Whether the Company assumes risks and rewards of ownership, such as risk of loss for collection, delivery or returns;

(4)                    Whether the Company serves as an agent or broker, with compensation on a commission or fee basis; and

(5)                    Whether the Company assumes the credit risk for the amount billed to the customer subsequent to the delivery.

(g) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, compensation expense is measured on the date of grant by comparing the current market price of the underlying stock to the exercise price.  If the exercise price is less than the market price compensation expense is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

On May 18, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of the Company’s common stock that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00.  Options to purchase 2,044,487 shares of common stock are subject to this acceleration.  The exercise prices and number of shares subject to the accelerated options were unchanged.

The acceleration of these options was undertaken to eliminate the future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options once the Financial Accounting Standards (“FASB”) No. 123 (revised 2004) “Share-Based Payment”, issued by the Financial Accounting Standards Board, becomes effective.  As originally issued by the FASB, SFAS No. 123 was to be implemented as of the beginning of the first interim or annual period beginning after June 15, 2005.  In April, 2005, the SEC announced it will permit companies to implement SFAS No. 123R at the beginning of the next fiscal year.  The future expense that is eliminated as a result of the acceleration of the vesting of these options is approximately $12.9 million (of which approximately $7.6 million is attributable to options held by executive offers and $0.4 million is attributable to options held by directors).

Under SFAS No. 123, the weighted average option price of stock options granted during the six months ended June 30, 2004 and 2005 were $10.41 and $6.60, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Expected term (Hold Period):
Stock Options	4 years	4 years	4 years	4 years
Purchase Plan	6 months	6 months	6 months	6 months
Interest Rate	3.14%	3.89%	3.14%	3.89%
Volatility	100%	77%	100%	77%
Dividends	—	—	—	—

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income	$1.7	$4.3	$7.5	$7.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4.0)	(2.8)	(9.8)	(6.2)
Pro forma net income (loss)	$(2.3)	$1.5	$(2.3)	$1.6

Earnings (loss) per common share:
Basic – as reported	$0.02	$0.06	$0.11	$0.11
Basic – pro forma	$(0.03)	$0.02	$(0.03)	$0.02
Diluted – as reported	$0.02	0.06	$0.10	$0.10
Diluted – pro forma	$(0.03)	$0.02	$(0.03)	$0.02
Weighted average shares:
Basic – as reported and pro forma	68.3	71.3	66.2	71.2
Diluted – as reported	75.5	74.8	76.2	75.4
Diluted – pro forma	68.3	74.8	66.2	75.4

(h) Accrual for Unused Office Space

As a result of the Company’s operating results and the economic environment in the telecommunications industry, during 2002, the Company recorded a charge for unused office space.  The accrual for loss on unused office space as of December 31, 2004 and June 30, 2005 was $2.6 million and $2.1 million, respectively. The Company estimates that the remaining accrual will be utilized through 2010, the term of the Company’s lease agreements.

(i) Tax Contingencies

The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred.  Accordingly, based upon the Company’s assessment of the probability of these tax contingencies, it determined that accruals of $13.1 million and $13.5 million were required for foreign tax contingencies as of December 31, 2004 and June 30, 2005, respectively; $1.0 million was required for sales and use tax contingencies as of December 31, 2004 and June 30, 2005, respectively; and $0.9 million and $1.0 million were required for VAT tax contingencies as of December 31, 2004 and June 30, 2005, respectively.

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

(k) Foreign Currency Translation

In accordance with SFAS No. 52 “Foreign Currency Translation,” the financial statements of the Company’s foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using period-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses.

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

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its operating results and its financial position.

In May 2005, the FASB issued Statement of Financial Standard No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Weighted average shares, basic	68.3	71.3	66.2	71.2
Dilutive effect of stock options	2.9	0.9	3.8	1.6
Dilutive effect of Series B Convertible Preferred Stock	4.3	2.6	6.2	2.6
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	—	—	—	—
Weighted average shares, diluted	75.5	74.8	76.2	75.4

The following instruments were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Dilutive effect of Stock options	4.5	9.6	2.6	6.3

Average market value of stock per share	$9.94	$5.74	$11.94	$6.77
Average outstanding stock option price per share	$9.82	$8.77	$9.82	$8.77

(4)               Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc.

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11.4% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a Company employee on TSG’s board of directors.  The balance of the Company’s investment in TSG at December 31, 2004 and June 30, 2005, totaled $1.2 million and has been classified on the consolidated balance sheet under the caption “Investments in unconsolidated affiliates.”

CommVerge Solutions, Inc.

The Company has an investment in CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company.  The balance of the Company’s investment in CommVerge Solutions, Inc. at December 31, 2004 and June 30, 2005 totals $0.9 million and has been classified on the consolidated balance sheet under the caption “Investment in unconsolidated affiliates”.  One of the Company’s Directors is also a Director of CommVerge Solutions, Inc.

(5)               Acquisitions

TLA Associates

On January 27, 2005, WFI Government Services, Inc. (“WGSI”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire all of the issued and outstanding shares of capital stock of TLA Associates (TLA).  The purchase price for the acquisition was $34 million in cash, plus direct acquisition costs of approximately $0.6 million. TLA provides services including network engineering, network infrastructure support, information assurance, application development, and managed services, including network maintenance and monitoring, to government agencies.

The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141). The excess purchase price paid over the fair value of tangible net assets acquired was allocated to goodwill in the amount of $28.0 million and to identifiable finite lived intangible assets in the amount of $2.7 million.  The identified intangible assets consist of backlog of $1.3 million, customer relationships of $0.8 million and non-competition agreements $0.6 million. The estimated post-closing working capital adjustment of $3.3 million, which was allocated to goodwill, was paid in the second quarter of 2005, and increased the purchase price to $37.9 million, which includes direct acquisition cost of $0.6 million.  The allocation of the purchase price is subject to adjustments within a one year period of the acquisition date. The results of operations of TLA since the acquisition date are included in the Company’s unaudited consolidated financial statements for the six months ended June 30, 2005, and are a component of the Company’s government network services operating segment.

The following summary presents pro forma consolidated results of operations for the three and six months ended June 30, 2004 as if the acquisition described above had occurred January 1, 2004, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is also a reconciliation of GAAP to pro forma financial results for the three and six months ended June 30, 2004 (all unaudited amounts except per share amounts are in millions):

	Three months ended June 30, 2004			Six months ended June 30, 2004
	As Reported	Pro forma Adjustments	Pro forma	As Reported	Pro forma Adjustments	Pro forma

Revenue	$102.7	$6.9	$109.6	$199.8	$13.4	$213.2
Operating income	$9.3	$0.7	$10.0	$16.4	$1.4	$17.8
Net income	$1.7	$0.5	$2.2	$7.5	$1.1	$8.6

Net income per common share:
Basic	$0.02		$0.03	$0.11		$0.13
Diluted	$0.02		$0.03	$0.10		$0.11
Weighted average shares outstanding:
Basic	68.3		68.3	66.2		66.2
Diluted	75.5		75.5	76.2		76.2

High Technology Solutions, Inc.

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash.  HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies.

The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141.  The excess purchase price paid over the fair value of tangible net assets acquired of $44.0 million was allocated to goodwill in the amount of $40.1 million, and to identifiable finite-life intangible assets in the amount of $3.9 million.  The identified intangible assets consist of $3.2 million allocated to contracts and backlog, $0.2 million for intellectual property and $0.5 million for a non-compete agreement.  In connection with the Company’s acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment totaling $1.5 million has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit).  The Company recognized approximately $0.2 million as a reduction of costs against the deferred profit during each of the six months ended June 30, 2004 and June 30, 2005.  The remaining amount of $0.8 million at June 30, 2005 is estimated to reduce costs through 2008.  The results of operations of HTS since the acquisition date are included in the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2004 and are a component of the government network services operating segment.

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the six months ended June 30, 2005, (in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill, net
Balance as of December 31, 2004	$25.5	$11.2	$45.9	$82.6
Acquisition	—	—	28.0	28.0
Accrual for contingent consideration	—	5.0	0.9	5.9
Adjustment	—	—	(0.1)	(0.1)
Balance as of June 30, 2005	25.5	16.2	74.7	116.4

Other intangibles, net
Balance as of December 31, 2004	—	1.4	5.0	6.4
Acquisition	—	—	2.7	2.7
Amortization expense	—	(0.2)	(0.6)	(0.8)
Balance as of June 30, 2005	—	1.2	7.1	8.3

Total goodwill and other intangibles, net	$25.5	$17.4	$81.8	$124.7

(6)               Contingent Acquisition Consideration

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. A summary of the contingent acquisition consideration for the six months ended June 30, 2005 is summarized in the table below.

	Suntech	Delmarva	Enco	DSI	TLA	Total
Balance as of December 31, 2004	9.1	—	4.9	0.6	—	14.6

Accrual for contingent consideration		5.0	—	0.9	—	5.9
Accrual for working capital adjustment	—	—	—	—	3.3	3.3
Payments	(5.4)	(5.0)	(0.8)	(0.4)	(3.3)	(14.9)

Balance as of June 30, 2005	3.7	—	4.1	1.1	—	8.9

Enterprise Network Services

In September 2004, the Company amended the purchase agreements related to two of the companies acquired in the Enterprise Network Services business to more accurately reflect the intent of the transaction, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004, which represents estimated payments to be made to certain ENS selling shareholders based on the original continuous employment clauses. At December 31, 2004, the contingent consideration accrual included the estimated liability of $12.4 million based on actual 2004 performance and estimated 2005 and 2006 performance for the ENS selling shareholders with continuous employment clauses.  In April 2005, at the request of the selling shareholders, the Company further amended the purchase agreement related to one of the companies acquired in the Enterprise Network Services business to change the allocation of the earn out payment between an ENS selling shareholder with a continuous employment clause and the other selling shareholders.  There was no change to the accrued earn-out consideration as a result of the amendment.

Additional contingent consideration of $1.6 million was recorded to goodwill as of December 31, 2004 related to certain shareholders of ENS who had met the performance targets for 2004 and did not have continuous employment clauses in connection with the purchase agreements.  During the six months ended June 30, 2005, approximately $11.2 million was paid to certain shareholders of the companies acquired in ENS, of which $6.2 million was accrued at December 31, 2004.  Additional contingent consideration of $5.0 million was recorded to goodwill related to certain shareholders of ENS who had met the performance targets for the six months ended June 30, 2005 and did not have continuous employment clauses in connection with the purchase agreements.  The contingent acquisition accrual related to the ENS acquisitions as of June 30, 2005 is $7.8 million.  Any future additional earn-out consideration related to the former shareholders with continuous employment clauses greater than or less than the estimated $7.8 million will be recorded as a component of income when the earn-out consideration is earned.  Any future additional earn-out consideration related to the former shareholders who do not have continuous employment clauses will be recorded as additional goodwill when the earn-out consideration is earned.

Assuming the ENS entities acquired in 2003 reach the minimum base performance targets in 2005 through 2006, the aggregate future contingent payments related to the measurement periods from 2005 through 2006, including the amounts accrued and earned as of June 30, 2005, would approximate a cumulative total of $5.4 million.  If the acquired entities exceed the defined annual performance targets through estimated annual growth as projected by the Company based on its current operating forecasts, the aggregate future contingent payments could increase, but it is unlikely that the aggregate amount will exceed $18.9 million.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

The following table summarizes management’s estimate of the potential range of payments of future contingent consideration to be paid by year:

	(in millions)
	2005		2006		2007		Total
Potential range of future contingent consideration	$0.8	*	$10.7-$15.8	*	$1.5-$2.3	*	$13.0-$18.9	*

* Hypothetical range based on estimated operating projections.

Defense Systems, Incorporated

In connection with the Company’s acquisition of Defense Systems, Incorporated (DSI) in August 2004, additional consideration of up to $3.2 million can be earned by the former major stockholders of DSI over an 18 month period, based upon performance milestones related to certain specified contracts.  In the quarter ended June 30, 2005, approximately $0.4 million was paid.  Approximately $1.1 million has been accrued upon attainment of these milestones net of post-closing purchase price adjustments, as of June 30, 2005, and is expected to be paid in the third quarter of 2005.  Any future additional consideration will be recorded as additional goodwill when the consideration is earned.

(7)               Credit Agreement and Other Financing

On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15 million senior credit facility.  The facility has a 3-year term and can be expanded to a $60 million facility to fund future acquisitions.  There are no amounts drawn on the facility as of June 30, 2005 and August 9, 2005.

The terms of the credit agreement require the Company to provide certain customary covenants for a credit agreement, including certain financial covenants.  These financial covenants include a maximum senior leverage ratio of 1.5 to 1.0, a maximum total leverage ratio of 3.0 to 1.0, a minimum liquidity ratio of 1.35 to 1.0, and a minimum fixed charge coverage ratio of 1.25 to 1.0.  As of June 30, 2005, the Company was in compliance with all covenants under this agreement.

In February 2005, the Company entered into an agreement with National City Vendor Finance, LLC to finance $0.59 million in software, maintenance and support fees of one of its IT systems.  The interest rate for the financing is at 4.2% per annum.  Principal and interest payments of $0.05 million are payable quarterly through January 2008.  As of June 30, 2005, $0.54 million was outstanding on this financing.

(8)               Segment Information

The Company has organized its business along service lines to include three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. Revenues and operating income generated by the Company’s reporting segments for the three and six months ended June 30, 2004 and 2005 are as follows (in millions).

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues:
Wireless Network Services	$75.5	$73.1	$147.0	$137.3
Government Network Services	12.1	21.4	23.3	41.3
Enterprise Network Services	15.1	16.3	29.5	33.4
Total revenues	$102.7	$110.8	$199.8	$212.0

Operating income:
Wireless Network Services	$6.7	$4.2	$11.8	$6.9
Government Network Services	1.3	2.0	2.4	4.1
Enterprise Network Services	1.3	0.6	2.2	1.4
Total operating income	$9.3	$6.8	$16.4	$12.4

Revenues derived by geographic region are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues:
U.S.	$75.1	$83.5	$149.2	$164.7
Central and South America	17.8	19.9	33.4	31.7
Europe, Middle East and Africa	9.8	7.4	17.2	15.6
Total revenues	$102.7	$110.8	$199.8	$212.0

The Company had sales to one customer which comprised $23.5 million (21.2%) and $45.1 million (21.3%) of the Company’s total revenues for the three and six months ended June 30, 2005, respectively. Revenue for this customer is recorded in the Wireless Network Services segment.  No other customer comprised ten percent of the total revenues for the three and six months ended June 30, 2005. The Company had sales to two separate customers which comprised $10.8 million (10.5%) and $9.4 million (9.2%) and $23.0 million (11.5%) and $17.0 million (8.5%) for the three and six months ended June 30, 2004, respectively.

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

Through June 30, 2005, the Company has received notices from the holders to convert an aggregate number of 64,517 shares of Series B Convertible Preferred Stock into an aggregate 6,451,700 shares of the Company’s Common Stock.  On June 30, 2005, the total liquidated preference equaled $12.7 million.

In 2003, in connection with the Company’s acquisition of two companies in its Enterprise Network Services business, the Company assumed certain facility lease obligations relating to facilities that were owned by the previous shareholders. The lease expense, which approximates $0.1 million for the six months ended June 30, 2004 and 2005, is reflected in the statement of operations.

In early 2004, the Company entered into a partnership arrangement with an entity whereby the Company committed to fund a $1.0 million line of credit for working capital purposes of the newly created partnership, known as Mobilitie Partners, LLC (“Mobilitie”). The terms of the line of credit agreement provide for repayment based upon the occurrence of certain future events, such as a monetizing event. In addition, in the event the Company exited the partnership based upon its evaluation of the viability of the business, WFI is committed to fund approximately $0.4 million of future operating costs of its partner. For this consideration the Company received 15% equity interest in Mobilitie. The Company reviewed the terms of the partnership agreement and determined that it met the characteristics of a variable interest entity and the requirements for consolidation under FASB Interpretation No. 46-R and, accordingly, Mobilitie was fully consolidated by WFI. As of December 31, 2004, approximately $1.0 million had been advanced on the line of credit.  All amounts advanced were expensed in the Company’s statement of operations for 2004.  On December 31, 2004, the Company exercised its right to withdraw from Mobilitie.  As a result, the Company had no ownership interest in Mobilitie as of December 31, 2004 and consequently has not consolidated the operating results of Mobilitie since December 31, 2004.

On June 24, 2004, the Company entered into an agreement with an entity for consulting services, whereby the Company will compensate this separate entity $500 for certain cellular sites, and 0.3% of the Company’s contract price for other types of cellular sites assigned to the Company by a certain major wireless carrier, if such assignment is a direct result of the efforts of the Company’s partner, subject to the conditions of the agreement. As of December 31, 2004, $0 had been earned under this agreement.

In connection with the Company’s acquisition of TLA in January 2005, the Company assumed certain facility lease obligations for a facility owned by the previous shareholders.  The lease expense, which approximates $0.2 million and $0.3 million for the three and six months ended June 30, 2005, respectively, is reflected in the statement of operations.

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

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File
No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint.  After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant.  Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005.  Defendants filed their motion to dismiss this first amended complaint on April 14, 2005.  Defendants then requested leave to amend their first amended complaint.  The plaintiffs filed their second amended complaint on June 9, 2005.  Defendants filed their motion to dismiss this second amended complaint on July 14, 2005.  The motion to dismiss is currently scheduled to be heard on September 22, 2005.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants.  The parties have agreed to postpone any hearing on these motions until after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction.  The discovery is expected to be completed by the end of September 2005.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004.  This action has been stayed pending a decision in federal court on a motion to dismiss the federal lawsuit. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS division initiated an arbitration proceeding regarding the termination of employment of that individual from ENS.  The amount in controversy was approximately $300,000.  On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement.  In this arbitration proceeding, the selling shareholder is claiming he is entitled to approximately $5.0 million.  The arbitration is currently expected to occur during the first quarter of 2006.  The Company is disputing the selling shareholder’s right to further compensation, his entitlement to an earn-out payment and, if a payment is due, the early payment of any such amounts. The Company has accrued the contingent consideration as earned as of June 30, 2005 and does not believe any additional adjustment will be necessary.

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

Overview

We are an independent provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through our Wireless Network Services division (“WNS”), the U.S. government through our Government Network Services division (“GNS”), and enterprise customers through our Enterprise Network Services division (“ENS”).  The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks.  Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks.  We also provide network management services, which involve day-to-day optimization and maintenance of wireless infrastructure development.  Our work for the U.S Government primarily involves network security, logistics automation and RFID solutions, systems engineering, systems integration, and the outsourcing of technical services as operational test and evaluation.  Our work for enterprise customers primarily involves the design, deployment and integration of voice, data, security and other in-building systems and is focused on opportunities to provide converged IP and wireless networks to Fortune 1000 companies, public facilities and municipalities.

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

Selling, general and administrative expenses include a credit for doubtful accounts resulting from the reversal of estimated losses resulting from the financial inability of our customers to make required payments for services we have performed. We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer’s country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If these factors do not indicate collection is reasonably assured, revenue is deferred until it becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required.  Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project.  We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks.  Total retainages included in accounts receivable were $1.9 million at June 30, 2005.

Our three operating segments are our Wireless Network Services segment (encompassing business consulting, design and deployment services and network management services), our Government Network Services segment and our Enterprise Network Services segment.

Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance:

•

We believe there remain significant opportunities for us to grow our Wireless Network Services business.  These opportunities include continued diversification into Latin America, 3G technology upgrades by the major U.S. carriers, network integration activities related to the AT&T/Cingular merger, spectrum clearing and frequency realignment activities related to the reallocation of licenses in the 800 megahertz frequencies, continued progress on new site deployment contracts already in backlog, and continued diversification into the market for engineering services related to new technologies such as Internal Protocol (IP) and WiMAX.

•

We believe technology upgrades in our Government Network Services segment as a result of increased homeland security and military transformation efforts combined with continued momentum in our logistics and RFID business should continue to fuel demand for our services.

•

We also believe our Enterprise Network Services segment will continue to be a driver for growth.  We believe the rapidly growing municipal wireless market should provide us with new revenue opportunities.

•

Our effective tax rate for the quarter ended June 30, 2005 of 37.9% is expected to be the annual effective tax rate for 2005.  The annual and interim period effective tax rate(s) for 2005 is slightly lower than the statutory rates due to the expected realization of certain tax benefits as a result of fiscal year 2005 forecasted income.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies, litigation, and contingent acquisition consideration. We explain these accounting policies in the notes to the unaudited consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 65% of our revenues for the quarter ended June 30, 2005. Revenue on fixed price contracts generally is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.  The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted.  As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

A cancellation or modification of a fixed price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled.  Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the project margin for the work performed.  Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $143.1 million as of June 30, 2005.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred.  Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases.  If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. We have a valuation allowance balance at June 30, 2005, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of our valuation allowance is based on our current estimates of adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted.  Management believes the valuation allowance recorded at June 30, 2005 is properly stated.

The 2005 effective tax rate for annual and interim reporting periods could be impacted if we achieve the resolution of certain tax items that are reserved for at June 30, 2005.  Finally, during 2005, if we are impacted by a change in the valuation allowance as of June 30, 2005 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2005, such effect will be recognized in the interim period in which the change occurs.

Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of June 30, 2005, the accrual for our partial self-insurance programs approximated $2.3 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation claims limits are $175,000 and $350,000, respectively.

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

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  As of June 30, 2005, a contingent consideration accrual related to these arrangements totaling $8.9 million was recorded on our consolidated balance sheet.  See Note 6, for further details regarding the range of estimated future contingent payments by year.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2004  to the Three Months Ended June 30, 2005

Revenues.  Revenues increased from $102.7 million for the three months ended June 30, 2004, to $110.8 million for the three months ended June 30, 2005. The net increase of $8.1 million, or 7.9%, was derived primarily from higher domestic revenues and increased revenues from Latin America. Domestic revenues increased $8.4 million, resulting primarily from certain acquisitions that we consummated in our government network services business during the third quarter of 2004 and the first quarter of 2005, and increased revenue in our enterprise network business.  The acquisitions contributed approximately $10.0 million of the domestic revenue growth.  Revenues from international markets reflected a net decrease of $0.3 million between periods. The decrease is primarily attributed to reduced revenues in our EMEA operations, offset partially by increased revenue in Latin America primarily resulting from new contracts in Argentina and Brazil.  Total revenue decreased in the second quarter of 2005 compared to the same period in 2004 by $2.4 million in our Wireless Network Services and increased by $1.2 million and $9.3 million in our Enterprise Network Services and Government Network Services segments, respectively.

Revenues by operating segment for the quarter ended June 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

Wireless network services	$75.5	$73.1	$(2.4)	(3.2)%
Enterprise network services	15.1	16.3	1.2	7.9%
Government network services	12.1	21.4	9.3	76.9%
Total revenues	$102.7	$110.8	$8.1	7.9%

Revenues generated by geographic segment for the quarter ended June 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

United States	$75.1	$83.5	$8.4	11.2%
EMEA	9.8	7.4	(2.4)	(24.5)%
Latin America	17.8	19.9	2.1	11.8%
Total revenues	$102.7	$110.8	$8.1	7.9%

Cost of Revenues.  Cost of revenues increased from $78.8 million for the three months ended June 30, 2004, to $85.1 million for the three months ended June 30, 2005. The $6.3 million or 8% increase resulted primarily from the corresponding increase in revenues during the second quarter of fiscal 2005. The net increase derived from our acquisitions was $7.6 million. Gross margin remained constant for the three months ended June 30, 2004 and 2005 at 23%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased from $14.6 million for the three months ended June 30, 2004, to $18.9 million for the three months ended June 30, 2005. Approximately $0.7 million of this increase is attributable to the selling, general and administrative expenses incurred by our acquired entities.  In addition, the increase resulted from the accounting and contract administration costs primarily incurred due to changes we have made related to compliance with the Sarbanes Oxley Act, increased infrastructure costs necessary to support the revenue growth, increased legal fees, and approximately $1 million in professional fees. As a percentage of revenues, selling, general and administrative expenses increased from 14% for the three months ended June 30, 2004, to 17% for the three months ended June 30, 2005.

Other Income (Expense), Net.  For the three months ended June 30, 2004, net other expense was $3.4 million as compared to net other income of $0.1 million for the three months ended June 30, 2005. The expense in the three months ended June 30, 2004 was primarily attributable to a $3.1 million investment asset impairment charge related to a 2001 investment in a privately-held technology company.

Provision for Income Taxes.  Our effective income tax rate for the three months ended June 30, 2004 was 29% compared to a 37.9% tax rate for the three months ended June 30, 2005.  The effective tax rate for the quarter ended June 30, 2004 is lower than provision rates in the same period of 2005 primarily because of the realization of certain tax benefits through the reduction of our valuation allowance, that was recorded in 2004.

Loss from Discontinued Operations.  Loss from discontinued operations improved from a loss of $2.5 million in the three months ended June 30, 2004 to $0 in the three months ended June 30, 2005.  The loss in 2004 is primarily a result of an asset impairment of $0.5 million and a $1.7 million accrual for estimated employee termination costs associated with the Company’s network management business that was discontinued in 2004.

Comparison of Results for the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2005

Revenues. Revenues increased 6.1% from $199.8 million for the six months ended June 30, 2004 to $212.0 million for the six months ended June 30, 2005. The $12.2 million increase was attributable to higher domestic revenues of $15.5 million, offset by a decrease in EMEA revenues of $1.6 million, and a decrease of $1.7 million in our Latin America operations. Approximately $17.6 million of the revenue growth was attributed to the acquisitions made in 2004 and the first quarter of 2005.  Total revenue decreased for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 by $9.7 million in our Wireless Network Services segment and increased by $3.9 million and $18.0 million in our Enterprise Network Services and Government Network Services segments, respectively.

Revenues by operating segment for the six months ended June 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

Wireless network services	$147.0	$137.3	$(9.7)	(6.6)%
Enterprise network services	29.5	33.4	3.9	13.2%
Government network services	23.3	41.3	18.0	77.3%
Total revenues	$199.8	$212.0	$12.2	6.1%

Revenues generated by geographic segment for the six months ended June 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

United States	$149.2	$164.7	$15.5	10.4%
EMEA	17.2	15.6	(1.6)	(9.3)%
Latin America	33.4	31.7	(1.7)	(5.1)%
Total revenues	$199.8	$212.0	$12.2	6.1%

As described in the section ”Critical Accounting Principles and Estimates” and in the footnotes to our unaudited consolidated financial statements, a significant portion of our revenue is derived from fixed price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.  During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

Cost of Revenues. Cost of revenues increased 6% from $154.2 million for the six months ended June 30, 2004 to $163.5 million for the six months ended June 30, 2005 primarily due to the corresponding aforementioned increase in total revenues. Gross margin was 23% of total revenues for the six months ended June 30, 2004, and 2005.  The increase in cost of revenues attributable to acquisitions made in 2004 and the first quarter of 2005 was approximately $13.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 24% from $29.2 million for the six months ended June 30, 2004 to $36.1 million for the six months ended June 30, 2005. The increase in dollars incurred is a result of additional costs incurred related to changes made over the last year related to its compliance with the Sarbanes Oxley Act, increased infrastructure costs necessary to support the revenue growth, increased legal costs, as well as a $1 million charge for professional fees. As a percentage of revenues, selling, general and administrative expenses costs increased from 15% in the first six months of 2004 to 17% in the six months of 2005.

Other Income (Expense), Net. For the six months ended June 30, 2004, net other expense was $3.0 million compared to net other income of $0.1 million for the six months ended June 30, 2005. The change of $3.1 million was primarily attributed to a $3.1 million investment asset impairment noted previously.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2004 was 24% compared to a 37.7% tax rate for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2004 is lower than Federal and State statutory rates primarily because of the realization of certain tax benefits through the reduction of our valuation allowance.

Liquidity and Capital Resources

Our sources of liquidity included cash and cash equivalents, restricted cash, cash from operations and other external sources of funds. As of June 30, 2005, we had cash and cash equivalents and restricted cash totaling $24.4 million.

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

Cash from operations is primarily derived from our progress on customer contracts in progress and associated changes in working capital components. Cash used in continuing operations was $13.4 million for the six months ended June 30, 2004 while cash provided by continuing operations was $13.3 million for the six months ended June 30, 2005.  The days sales outstanding decreased from 121 days to 108 days for the three months ending June 30, 2004 and 2005, respectively.  We have continued to implement more aggressive collection strategies and control our overall operating expenses through more effective and efficient processes.

Cash used in investing activities was $45.6 million for the six months ended June 30, 2005 compared to $27.1 million for the six months ended June 30, 2004.  Investing activities for the six months ended June 30, 2005 included capital expenditures of $4.2 million, net cash paid for the acquisition of TLA of $33.4 million, cash paid for contingent acquisition consideration of $15.5 million partially offset by proceeds from short-term investments of $7.6 million.  Investing activities for the six months ended June 30, 2004 included capital expenditures of $3.2 million, cash paid for the acquisition of HTS of $47.4 million, cash paid for contingent acquisition consideration of $8.3 million, a $1.0 million investment, partially offset by $33.8 million of proceeds from the sale of short term investments, and a $1.0 million increase in restricted cash held in escrow to satisfy indemnification obligations of the former stockholders of HTS. See Note 5 to our unaudited consolidated financial statements for further discussion of our acquisitions.

Cash provided by financing activities for the six months ended June 30, 2005 was $2.1 million, which was a result of proceeds from the issuance of common stock totaling $0.9 million in addition to the proceeds from the issuance of common stock under our Employee Stock Purchase Plan in the amount of $1.1 million.  Cash provided by financing activities for the six months ended June 30, 2004 was $7.1 million, which was a result of proceeds from the issuance of common stock totaling $5.4 million associated with exercises of employee stock options, proceeds of $2.0 million from issuance of common stock under our Employee Stock Purchase Plan, partially offset by repayment of capital lease obligations of $0.3 million.

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

Contractual Obligations and Commitments

Pursuant to the stock purchase agreement for acquisitions made in 2003 in our Enterprise Network Services segment, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for each of the years ending 2004, 2005 and 2006.  Assuming the acquired entities of our Enterprise Network Services segment reach the minimum base performance targets, the aggregate future contingent payments related to the measurement periods from 2005 through 2006, including the balance accrued as of June 30, 2005, would approximate a cumulative total of $5.4 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth as estimated by the Company, the aggregate future contingent payments could likely range from $13.0 million to $18.9 million. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

The following table summarizes management’s estimate of the potential range of payments of future contingent consideration to be paid by year:

	(in millions)
	2005		2006		2007		Total
Potential range of future contingent consideration	$0.8	*	$10.7-$15.8	*	$1.5-$2.3	*	$13.0-$18.9	*

* Hypothetical range based on estimated annual growth of 15%.

On March 16, 2005, we entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15 million senior credit facility.  The facility has a 3-year term and can be expanded to a $60 million facility to fund future acquisitions.  There are no amounts drawn on the facility as of June 30, 2005 and August  9, 2005.

In February 2005, the Company entered into an agreement with National City Vendor Financing, LLC to finance the software and maintenance and support fees of $0.59 million of one of its IT systems.  The interest rate for this financing is at 4.2% per annum.  Principal and interest payments of $0.05 million are payable quarterly through January 2008.  As of June 30, 2005, $0.54 million was outstanding on this financing.

We believe that our cash and cash equivalent balances and credit facility will be sufficient to satisfy cash requirements for at least the next twelve months.

We are focused on preserving and improving our cash and overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts.

Other than our normal recurring trade payables, expense accruals, and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations, we have no other material commitments.  Aside from these recurring operating expenses, future capital expenditures and overall expansion including potential future acquisitions, our future capital needs will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry.  We currently expect our DSOs to increase slightly in the third quarter of 2005 as we use cash to fund our growth in Latin America.  This may result in a use of cash in the third quarter of 2005.  However, we expect that whatever cash is used in the third quarter will be recovered in the fourth quarter of 2005.  Other future cash requirements may include the payment of certain tax contingencies, as discussed in Note 1 (i) of our consolidated financial statements and potential future acquisitions.  We continue to evaluate and use new technology including electronic equipment and software in our business operations.  Additional capital expenditure may be required as deemed necessary, in order to stay competitive and effectively service our customers.

The following table summarizes our currently existing contractual obligations and other commitments at June 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$0.3	$0.1	$0.2	$—	$—
Operating leases	21.9	5.3	11.3	4.7	0.6
	$22.2	$5.4	$11.5	$4.7	$0.6

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

Risks Related to Our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K and as amended on  10-K/A for the year ended December 31, 2004, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, and the price of our common stock could decline.  You should also refer to the other information contained in this report, including our consolidated financial statements and related notes.

Our success is dependent on growth in the deployment of wireless networks, and to the extent that such growth continues to slow, our business may be harmed.

Telecommunications carriers are constantly re-evaluating their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and general economic conditions in the United States and internationally. If the rate of network deployment slows and carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

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

In 2003, we launched significant enterprise-based WLAN (Wireless Local Area Networks) and security systems initiatives as a key component of the growth strategy for our Enterprise Network Services segment. We intend to devote significant resources to developing these initiatives, but we cannot predict that we will achieve widespread market acceptance amongst the enterprises we identify as potential customers. It is possible that some enterprises will determine that capital constraints and other factors outweigh their need for WLANs and security systems. As a result, we may be affected by a significant delay in the adoption of WLAN and wireless security systems by enterprises, which would harm our business.

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

The wireless networks that we design, deploy and manage are subject to various regulations issued by the U.S. Federal Communications Commission (“FCC”) and other regulatory bodies in the U.S. and other countries that require these networks to meet certain radio frequency emission standards, not create unallowable interference to other services, and in some cases accept interference from other services.  These networks are also subject to government regulations and requirements of local standards bodies in Mexico and Brazil and other foreign countries in which we have business operations, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies.  We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information.  Additionally, because we conduct business throughout the U.S., many of our activities are subject to different state and local regulatory schemes, including those relative to licensing, taxes and employment matters, with which we are required to comply.  We are subject to routine audits to assure our compliance with these requirements.

Our failure to comply with these regulations, rules and approvals could result in the imposition of penalties and the loss of our government contracts and disqualification as a U.S. government contractor, which could adversely affect our revenues.  Additional regulations may be adopted, including changes in the allocation of available spectrum by the U.S. government and other governments or exclusion of our technology by a standards body,which could result in additional cost to us or restrict our current business operations, and which could have a harmful effect our operating results, liquidity and financial position.

We derive a significant portion of our revenues from a limited number of customers.

We have derived, and believe that we will continue to derive, a significant portion of our revenues in each fiscal period from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the quarter ended June 30, 2005, one customer comprised approximately 21% of our revenues, and our five largest customers accounted for approximately 47% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

We completed our acquisitions of HTS in January 2004, Defense Systems, Inc. in August 2004 and TLA Associates in January 2005.  In addition, we acquired three other businesses in 2003.  Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We may also continue to expand our operations through business acquisitions over time.  In February 2004, we filed an acquisition shelf registration statement on Form S-4 that, subject to the rules and regulations of the Securities and Exchange Commission, will enable us to issue up to $200 million of our newly issued common stock in one or more acquisition transactions.  Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, these acquired companies may not perform as well as we expect, and we may fail to realize anticipated revenue.  Acquisitions may cause us to issue common stock that would dilute our current stockholders’ ownership and incur costs which may cause our quarterly operating results to vary significantly.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity including Cingular’s acquisition of AT&T Wireless, both of whom are significant customers of ours, the recently completed merger between Alltel and Western Wireless, and the proposed merger between Sprint and Nextel Communications. The consolidation of carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may adversely impact our business.

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

We must also continue to hire and retain additional highly skilled engineering, managerial, business development and sales personnel.  In an effort to manage our costs, it is our policy to hire employees on a project-by-project basis.  Upon completion of an assigned project, the employees are no longer employed by us until we elect to hire them for the next project. Competition for such highly skilled personnel in our industry is intense, especially for engineers and project managers, and we can not be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-efficient manner, our operating results could suffer.

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

As of June 30, 2005, approximately 151, or 6.2% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years.  Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 through 2005.

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

We currently have international operations, including offices in Argentina, Brazil, China, Mexico, the United Kingdom, Sweden and Turkey. For the six months ended June 30, 2005, international operations accounted for approximately 22.3% of our total revenues.  Our international business operations are subject to a number of material risks, including, but not limited to:

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

•                  unexpected restrictions on transferring cash from foreign operations to the U.S.;

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

Our significant international subsidiaries (i.e., in Brazil, Mexico, Sweden and the United Kingdom) procure certain transactions that are denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian Real and Mexican Peso. In addition, we also conduct business in British Pound Sterling, Chinese Renminbi, Euro, Swedish Krona, Argentine Peso, and Turkish Lira. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

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

As described in Item 4 of this Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There can be no assurance that we will not discover additional instances of breakdowns in our internal controls and operations of the types that led to the restatement of our financial statements for the fiscal years ended December 31, 2001, 2002 and 2003, or the material weakness identified in Item 9A of Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2004.

Any failure to remediate the material weakness previously disclosed or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Moreover, we will be required to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, newly enacted SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards.  This investment has resulted in increased costs and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If our officers, directors and principal stockholders choose to act together, they may be able to exert significant influence over our management and operations, acting in their best interests and not in the best interest of other stockholders.

As of June 30, 2005, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 23% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Executive Chairman, Masood K. Tayebi, beneficially owned, approximately 10% of our outstanding common stock. The remaining 13% is beneficially owned by certain of our other officers and directors and their affiliates. In addition, other members of the Tayebi family owned, incrementally and in the aggregate, approximately 21% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise significant control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions.  The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.  As a result of their actions or inactions, our stock price may decline.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business.  In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts.  We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms.  We also filed a universal shelf registration statement on Form S-3 in February 2004.  Under this shelf registration statement, we may sell, in one or more public offerings, shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million.  Such financing or offerings would likely dilute our stockholders’ equity ownership.  In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders or customers could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us.

In addition, we and certain of our current and former officers and directors have been named defendants in class action and derivative lawsuits.  While we believe that the allegations lack merit and we intend to vigorously defend all claims asserted, we are unable to estimate what our liability in these matters may be.  We may be required to pay judgments or settlements and incur expenses in connection with such matters in aggregate amounts that could have a material adverse effect on our business financial condition, results of operations and cash flows.

Disclosure of trade secrets could aid our competitors.

We attempt to protect our trade secrets by entering into confidentiality agreements and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us.  In addition, others may independently discover our trade secrets and proprietary information and in such cases we could not assert any trade secret rights against such party.  Enforcing a claim that a party illegally obtained and is using our trade secret is difficult, expensive and time consuming and the outcome is unpredictable.  If our trade secrets become known we may lose our competitive position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Argentinian, Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Argentina, Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of June 30, 2005, our Argentinian, Mexican, Brazilian and European subsidiaries were in average net asset positions (i.e. monetary liabilities were greater than monetary assets subject to foreign currency risks) of approximately $1.5 million, $9.2 million, $9.6 million, and $15.4 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at June 30, 2005 were approximately $0.2 million, $0.9 million, $1.0 million and $1.5 million for the Argentina, Mexico, Brazil and European subsidiaries, respectively.  In the event that the functional currency of China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.3 million for the six months ended June 30, 2005. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents, including restricted cash, as of June 30, 2005 were $24.4 million and are primarily invested in money market interest bearing accounts.  A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had a no material effect on net income for the six months ended June 30, 2005.  We currently do not utilize any derivative financial instruments to hedge interest rate risks.

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

There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act) during the fiscal quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint.  After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant.  Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005.  Defendants filed their motion to dismiss this first amended complaint on April 14, 2005.  Defendants then requested leave to amend their first amended complaint.  The plaintiffs filed their second amended complaint on June 9, 2005.  Defendants filed their motion to dismiss this second amended complaint on July 14, 2005.  The motion to dismiss is currently scheduled to be heard on September 22, 2005. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants.  The parties have agreed to postpone any hearing on these motions until after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction.  This discovery is expected to be completed by the end of September 2005.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action,  In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004.  This action has been stayed pending a decision in federal court on a motion to dismiss the federal lawsuit. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS initiated an arbitration proceeding regarding the termination of employment of that individual from ENS.  The amount in controversy was approximately $300,000.  On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement.  In this arbitration proceeding, the selling shareholder is claiming he is entitled to approximately $5.0 million.  The arbitration is currently expected to occur during the first quarter of 2006.  The Company is disputing the selling shareholder’s right to further compensation, his entitlement to an earn out payment and, if a payment is due, the early payment of any such amounts. The Company has accrued the contingent consideration as earned as of June 30, 2005 and does not believe any additional adjustment will be necessary.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Wireless Facilities, Inc. was held on May 18, 2005.  the following proposals were adopted by the votes indicated below:

1.                                                       To elect the Board of Directors to serve for the ensuing year and until their successors are elected.  Elected to serve as directors were:  Masood K. Tayebi, Ph.D., 65,519,272 for and 5,019,692 withheld; Eric DeMarco, 65,637,006 for and 4,901,958 against; Scott Anderson, 65,349,542 for and 5,189,422 withheld; Scot Jarvis, 62,407,466 for and 8,131,498 withheld; Andrew M. Leitch, 66,381,121 for and 4,157,843 withheld; and Bandel Carano, 62,493,661 for and 8,045,303 withheld.

2.                                                       To approve the Wireless Facilities, Inc. 2005 Equity Incentive Plan: 30,954,970 for, 21,420,550 against, and 60,835 abstained.

3.                                                      To ratify the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2005; 70,177,354 for, 323,974 against, and 37,636 abstained.

Item 6. Exhibits and Reports on Form 8-K:

(a). Exhibits:

2.1

Agreement and Plan of Reorganization by and among Wireless Facilities, Inc., WFI Government Services, Inc., Horseshoe Merger Sub, Inc., High Technology Solutions, Inc. and the major holders of High Technology Solutions, Inc. dated as of December 22, 2003.(4)

2.2	Stock Purchase Agreement by and among Wireless Facilities, Inc., JMA Associates, Inc. d/b/a TLA Associates, and the Stockholders of JMA Associates, Inc., dated as of January 27, 2005.(5)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.(3)
3.4	Certificate of Designations, Preferences and Rights of Series C Preferred Stock. (6)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.(6)
10.50	2005 Equity Incentive Plan.(7)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2005.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2005.*
32.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed on June 5, 2002, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 16, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 2, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 17, 2004, and incorporated herein by reference.

(7)	Filed as a exhibit to the Company’s Registration Statement on Form S-8 (No. 333-127060) filed on August 1, 2005, and incorporated herein by reference.

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

Date: August 10, 2005