Form 10-Q
period 2005-09-30
WIRELESS FACILITIES INC
filed 2005-11-09
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of November 4, 2005 there were 71,764,654 shares of the Registrant’s common stock outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at December 31, 2004 and September 30, 2005 (unaudited)

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)
(unaudited)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$54.4	$16.1
Short-term investments	7.6	—
Restricted cash	—	0.4
Accounts receivable, net	131.4	154.3
Prepaid expenses	3.0	4.5
Employee loans and advances, net	0.6	0.5
Other current assets	8.4	7.8
Total current assets	205.4	183.6

Property and equipment, net	13.4	15.6
Goodwill	82.6	117.2
Other intangibles, net	6.4	7.8
Deferred tax assets, net	20.1	16.4
Investments in unconsolidated affiliates	2.1	2.1
Other assets	0.7	1.2
Total assets	$330.7	$343.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31.7	$31.5
Accrued expenses	29.2	39.1
Accounts payable — related party	1.0	1.0
Billings in excess of costs on contracts	7.7	6.5
Tax contingencies	15.0	15.2
Accrual for contingent acquisition consideration	14.6	6.4
Accrual for unused office space	0.9	0.5
Income taxes payable, net	5.6	3.1
Capital lease obligations short-term	0.2	0.3
Current liabilities of discontinued operations	0.8	—
Total current liabilities	106.7	103.6

Accrual for unused office space, net of current portion	1.7	1.3
Capital lease obligations, net of current portion	—	0.5
Other liabilities	1.3	1.3
Total liabilities	109.7	106.7

Minority interest in subsidiary	0.3	0.3

Commitments and contingencies (Note 1)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series B Convertible Preferred Stock, $.001 par value, 25,483 shares outstanding at December 31, 2004 and September 30, 2005, respectively (liquidation preference $12.7)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 71,103,301 and 71,708,786 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	0.1	—
Additional paid-in capital	319.8	322.8
Accumulated deficit	(95.4)	(81.8)
Accumulated other comprehensive loss	(3.8)	(4.1)
Total stockholders’ equity	220.7	236.9
Total liabilities and stockholders’ equity	$330.7	$343.9

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Revenues	$95.8	$108.9	$295.6	$320.9
Cost of revenues	82.4	85.8	236.6	249.3
Gross profit	13.4	23.1	59.0	71.6

Selling, general and administrative expenses	15.6	17.8	44.8	53.9
Contingent acquisition consideration and restatement fees	13.9	(2.5)	13.9	(2.5)
Operating income (loss)	(16.1)	7.8	0.3	20.2
Other income (expense), net:
Interest income, net	—	—	0.1	0.1
Foreign currency transaction gain (loss)	0.1	(0.2)	(0.1)	0.1
Impairment of investment in unconsolidated affiliate and other expenses, net	0.2	—	(2.7)	(0.3)
Other income (expense), net	0.3	(0.2)	(2.7)	(0.1)

Income (loss) from continuing operations before income taxes	(15.8)	7.6	(2.4)	20.1
Provision (benefit) for income taxes	(0.8)	1.9	2.4	6.6
Income (loss) from continuing operations	(15.0)	5.7	(4.8)	13.5
Income (loss) from discontinued operations	0.1	0.1	(2.6)	0.1
Net income (loss)	$(14.9)	5.8	$(7.4)	$13.6

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.22)	$0.08	$(0.07)	$0.19
Income (loss) from discontinued operations	0.00	0.00	(0.04)	0.00
Net income (loss)	$(0.22)	$0.08	$(0.11)	$0.19

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.22)	$0.08	$(0.07)	$0.18
Income (loss) from discontinued operations	(0.00)	0.00	(0.04)	0.00
Net income (loss)	$(0.22)	$0.08	$(0.11)	$0.18

Weighted average common shares outstanding:
Basic	68.9	71.7	67.1	71.4
Diluted	68.9	75.3	67.1	75.4

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine months ended September 30,
	2004	2005

Operating activities:
Net Income (loss) from continuing operations	$(4.8)	$13.5
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5.5	6.1
Deferred tax asset	0.4	4.2
Net loss on disposition of fixed assets	—	0.6
Credit for doubtful accounts	(0.6)	—
Equity loss in unconsolidated affiliates, including impairment charges	3.1	—
Stock based compensation expense	0.2	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28.9)	(13.1)
Accounts receivable — related party	0.2	(0.1)
Prepaid expenses	(0.9)	(1.2)
Other assets	2.0	(1.6)
Accounts payable	7.3	(1.0)
Accrued expenses	6.3	7.5
Tax contingencies	—	(0.2)
Billings in excess of costs on completed contracts	(1.5)	(1.2)
Accrual for unused office space	(0.8)	(0.8)
Accrual for contingent consideration related to acquisitions	12.4	(2.2)
Other liabilities	3.3	(2.7)
Net cash provided by continuing operations	3.2	7.9

Income (loss) from discontinued operations	(2.6)	0.1
Changes in net assets and liabilities of discontinued operations	2.3	(0.7)
Net cash used in discontinued operations	(0.3)	(0.6)
Net cash provided by operating activities	2.9	7.3

Investing activities:
Capital expenditures	(6.3)	(6.7)
Proceeds from sale of short-term investments	26.3	7.6
Investment in unconsolidated subsidiary	(1.0)	—
Increase in restricted cash	—	(0.4)
Cash paid for contingent acquisition consideration	(8.3)	(16.1)
Cash paid for Company acquisitions, net of cash received	(53.9)	(33.4)
Net cash used in investing activities	(43.2)	(49.0)

Financing activities:
Proceeds from issuance of common stock	6.4	1.7
Proceeds from issuance of common stock under employee stock purchase plan	2.0	1.8
Repayment of capital lease obligations	(0.4)	(0.1)
Net cash provided by financing activities	8.0	3.4

Effect of exchange rate on cash and cash equivalents	(0.4)	—

Net decrease in cash and cash equivalents	(32.7)	(38.3)
Cash and cash equivalents at beginning of period	86.6	54.4
Cash and cash equivalents at end of period	$53.9	$16.1

See accompanying notes to unaudited consolidated financial statements.

	Nine months ended September 30,
	2004	2005

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$0.2	$0.2
Net cash refunded (paid) during the period for income taxes	$0.2	$(4.4)

Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$62.1	$40.0
Cash paid for acquisitions	55.0	33.4
Liabilities assumed in acquisitions	$7.1	$6.6

A financing obligation of $0.6 million was incurred when the Company purchased software licenses during the quarter ended June 30, 2005.

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

The information as of September 30, 2005, and for the three and nine month periods ended September 30, 2004 and 2005 is unaudited. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 31, 2004, filed on Form 10-K on March 31, 2005, as amended by Form 10-K/A, with the United States Securities and Exchange Commission.

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

The Company’s significant estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance contingencies, litigation and contingent acquisition consideration.

(d) Reclassifications

Certain prior period amounts have been reclassified to the extent deemed necessary in order to conform to the current period presentation.

(e) Cash and Cash Equivalents and Short-Term Investments

The Company’s cash equivalents consist of its highly liquid investments with original maturities of three months or less as of the date purchased by the Company.  At December 31, 2004, the Company’s short-term investments consisted of corporate notes and bonds and U.S. government and agency securities.  At September 30, 2005, the Company’s restricted cash consisted of a one-year fixed account at zero interest as a result of a new regulation in Argentina which requires the maintenance of cash balances as a percentage of foreign loans advanced by the Company to its foreign subsidiary.

The Company has evaluated its investment policies consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale.  Based on the Company’s intent, investment policies and related ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classifies such short-term investment securities within current assets.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income or Loss.”  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded to other income (expense), net.  Interest and dividends on securities classified as available-for-sale are included in interest income.  The fair value of short-term investments at September 30, 2005 was as follows (in millions):

	September 30, 2005
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$6.4	$6.4
Money market	9.7	9.7
Cash and cash equivalents	16.1	16.1

Restricted Cash:	0.4	0.4

Cash and cash equivalents and short-term investments	$16.5	$16.5

There were no net unrealized or realized gains or losses for quarter ended September 30, 2005.

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

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of wireless telecommunication sites in specific geographic markets.  These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the project margin for the work performed. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” or “scope modifications” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable.  Total net unbilled accounts receivable at December 31, 2004 and September 30, 2005 were $56.0 and $85.4 million, respectively.  Total retainages included in accounts receivable were $1.4 million and $1.8 million at December 31, 2004 and September 30, 2005, respectively.  Allowances for doubtful accounts as of December 31, 2004 and September 30, 2005 were $1.7 million and $0.9 million, respectively.  Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful toward assessing the risk of collectibility.

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

On September 19, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of the Company’s common stock that are held by current employees, including executive officers, and excluding Directors and which have an exercise price per share equal to or greater than $8.00. Options to purchase 1,026,197 shares of common stock are subject to this acceleration.  The exercise prices and number of shares subject to the accelerated options were unchanged.

The acceleration of these options was undertaken to eliminate the future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options once the Financial Accounting Standards (“FASB”) No. 123 (revised 2004) “Share-Based Payment”, issued by the Financial Accounting Standards Board, becomes effective.  As originally issued by the FASB, SFAS No. 123 was to be implemented as of the beginning of the first interim or annual period beginning after June 15, 2005.  In April, 2005, the SEC announced it will permit companies to implement SFAS No. 123R at the beginning of the next fiscal year.  The future expense that is eliminated as a result of the acceleration of the vesting of these options is approximately $17.1 million (of which approximately $7.8 million is attributable to options held by executive officers and $0.4 million is attributable to options held by directors).

Under SFAS No. 123, the weighted average option price of stock options granted during the nine months ended September 30, 2004 and 2005 were $6.26 and $6.27, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Expected term (Hold Period):
Stock Options	4 years	4 years	4 years	4 years
Purchase Plan	6 months	6 months	6 months	6 months
Interest Rate	3.44%	4.04%	3.19%	3.94%
Volatility	95%	73%	99.7%	77%
Dividends	—	—	—	—

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

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Net income (loss) — as reported	$(14.9)	$5.8	$(7.4)	$13.6
Add back : Actual stock - based compensation expense included in net earnings	—	—	0.2	0.1
Total stock-based employee compensation expense determined under fair value based method for all awards	(4.0)	(7.3)	(13.8)	(13.9)
Pro forma net loss	$(18.9)	$(1.5)	$(21.0)	$(0.2)

Earnings (loss) per common share:
Basic — as reported	$(0.22)	$0.08	$(0.11)	$0.19
Basic — pro forma	$(0.27)	$(0.02)	$(0.31)	$(0.00)
Diluted — as reported	$(0.22)	$0.08	$(0.11)	$0.18
Diluted — pro forma	$(0.27)	$(0.02)	$(0.31)	$(0.00)
Weighted average shares:
Basic — as reported and pro forma	68.9	71.7	67.1	71.4
Diluted — as reported	68.9	75.3	67.1	75.4
Diluted — pro forma	68.9	75.3	67.1	75.4

(h) Accrual for Unused Office Space

As a result of the Company’s operating results and the economic environment in the telecommunications industry, during 2002, the Company recorded a charge for unused office space.  The accrual for loss on unused office space as of December 31, 2004 and September 30, 2005 was $2.6 million and $1.8 million, respectively.  The Company estimates that the remaining accrual will be utilized through 2010, the term of the Company’s lease agreements.

(i) Tax Contingencies

The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred.  Accordingly, based upon the Company’s assessment of the probability of these tax contingencies, it determined that accruals of $13.1 million and $13.5 million were required for foreign tax contingencies as of December 31, 2004 and September 30, 2005, respectively; $1.0 million and $0.9 million was required for sales and use tax contingencies as of December 31, 2004 and September 30, 2005, respectively; and $0.9 million and $0.8 million were required for VAT tax contingencies as of December 31, 2004 and September 30, 2005, respectively.

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

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2004, the Company recorded a decrease to the allowance for deferred tax assets of $2.3 million.  Through September 30, 2005, the Company realized three consecutive quarters of consolidated profitability.  This favorable trend, combined with forecasted consolidated operating profits, resulted in a decrease to the allowance for deferred tax assets of $0.9 million in the quarter ending September 30, 2005

(k) Foreign Currency Translation

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

(2)            Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R).  As amended by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No 123 (Revised 2004), Share —Based Payment”, FAS 123R is effective for interim or annual periods beginning after June 15, 2005 (January 1, 2006 for the Company).  The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R.  If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1 (g).

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

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of

Nonmonetary Assets — An Amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its operating results and its financial position.

In May 2005, the FASB issued Statement of Financial Standard No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(3)            Net Income Per Common Share

The Company calculates net income per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income per share are presented below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Income (loss) from continuing operations	(15.0)	5.7	(4.8)	13.5

Weighted average shares common shares outstanding
Basic	68.9	71.7	67.1	71.4
Effect of dilutive stock options	—	3.6	—	4.0
Weighted average shares, diluted	68.9	75.3	67.1	75.4

Basic net income (loss) from continuing operations per share	(0.22)	0.08	(0.07)	0.19
Diluted net income (loss) from continuing operations per share	(0.22)	0.08	(0.07)	0.18

The following instruments were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Stock options	1.7	1.0	3.2	1.4
Series B Convertible Preferred Stock	4.2	2.5	5.4	2.5
Contingently issuable shares pursuant to Employee Stock Purchase Plan	0.1	0.1	0.1	0.1
Total anti-dilutive instruments	6.0	3.6	8.7	4.0

Average market value of stock per share	$6.90	$5.88	$10.27	$6.47
Average outstanding stock option price per share	$9.44	$8.56	$9.44	$8.56

(4)               Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc.

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11.4% interest in Tactical Survey Group, Inc. “TSG”, a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a Company employee on TSG’s board of directors.  The balance of the Company’s investment in TSG at December 31, 2004 and September 30, 2005, totaled $1.2 million and has been classified on the consolidated balance sheet under the caption “Investments in unconsolidated affiliates.”

CommVerge Solutions, Inc.

The Company has an investment in CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company.  The balance of the Company’s investment in CommVerge Solutions, Inc. at December 31, 2004 and September 30, 2005 totals $0.9 million and has been classified on the consolidated balance sheet under the caption “Investment in unconsolidated affiliates.”  One of the Company’s Directors is also a Director of CommVerge Solutions, Inc.

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

The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141). The excess purchase price paid over the fair value of tangible net assets acquired was allocated to goodwill in the amount of $28.7 million and to identifiable finite lived intangible assets in the amount of $2.7 million.  The identified intangible assets consist of backlog of $1.3 million, customer relationships of $0.8 million and non-competition agreements of $0.6 million. The estimated post-closing working capital adjustment of $3.3 million, which was allocated to goodwill, was paid in the second quarter of 2005, and increased the purchase price to $37.9 million, which includes direct acquisition cost of $0.6 million.  The allocation of the purchase price is subject to adjustments within a one year period of the acquisition date. During September 2005, the Company recorded $0.7 million additional goodwill related to contract losses and normal industry profit on its efforts to complete certain contracts. The results of operations of TLA since the acquisition date are included in the Company’s unaudited consolidated financial statements for the nine months ended September 30, 2005, and are a component of the Company’s government network services operating segment.

The following summary presents pro forma consolidated results of operations for the three and nine months ended September 30, 2004  and 2005 as if the acquisition described above had occurred January 1, 2004, and includes adjustments that were directly attributable to the transaction or were expected to have a continuing impact on the Company.

The pro forma results are unaudited and for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future. The following is also a reconciliation of GAAP to pro forma financial results for the three and nine months ended September 30, 2004 and 2005 (all unaudited amounts except per share amounts are in millions):

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	As Reported	Pro forma Adjustments	Pro forma	As Reported	Pro forma Adjustments	Pro forma

Revenue	$95.8	$7.1	$102.9	$295.6	$20.4	$316.0
Income (loss) from continuing operations	$(15.0)	$1.1	$(13.9)	$(4.8)	$2.4	$(2.4)
Net income (loss)	$(14.9)	$1.1	$(13.8)	$(7.4)	$2.4	$(5.0)

Net income per common share:
Basic	$(0.22)		$(0.20)	$(0.11)		$(0.07)
Diluted	$(0.22)		$(0.20)	$(0.11)		$(0.07)
Weighted average shares outstanding:
Basic	68.9		68.9	67.1		67.1
Diluted	68.9		68.9	67.1		67.1

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As Reported	Pro forma Adjustments	Pro forma	As Reported	Pro forma Adjustments	Pro forma

Revenue	$108.9	$—	$108.9	$320.9	$2.0	$322.9
Operating income	$7.8	$—	$7.8	$20.2	$(1.6)	$18.6
Net income	$5.8	$—	$5.8	$13.6	$(1.6)	$12.0

Net income per common share:
Basic	$0.08		$0.08	$0.19		$0.17
Diluted	$0.08		$0.08	$0.18		$0.16
Weighted average shares outstanding:
Basic	71.7		71.7	71.4		71.4
Diluted	75.3		75.3	75.4		75.4

High Technology Solutions, Inc.

On January 5, 2004, the Company completed its acquisition of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash.  HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies.

The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141.  The excess purchase price paid over the fair value of tangible net assets acquired of $44.0 million was allocated to goodwill in the amount of $39.7 million, and to identifiable finite-life intangible assets in the amount of $3.9 million.  The identified intangible assets consist of $3.2 million allocated to contracts and backlog, $0.2 million for intellectual property and $0.5 million for a non-compete agreement.  In connection with the Company’s acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance for the normal industry profit on its effort to complete such contracts.  This adjustment totaling $1.5 million has been reflected in the accompanying consolidated balance sheet as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit).  The Company recognized approximately $0.3 million and $0.5 million as a reduction of costs against the deferred profit during each of the nine months ended September 30, 2004 and September 30, 2005, respectively.  The remaining amount of $0.6 million at September 30, 2005 is estimated to reduce costs through 2008.  The results of operations of HTS since the acquisition date are included in the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2005 and are a component of the government network services operating segment.

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the nine months ended September 30, 2005, (in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill, net
Balance as of December 31, 2004	$25.5	$11.2	$45.9	$82.6
Goodwill acquired	—	—	28.8	28.8
Contingent consideration	—	5.0	1.4	6.4
Adjustment	—	0.2	(0.8)	(0.6)
Balance as of September 30, 2005	25.5	16.4	75.3	117.2

Other intangibles, net
Balance as of December 31, 2004	—	1.4	5.0	6.4
Other intangibles acquired	—	—	2.7	2.7
Amortization expense	—	(0.3)	(1.0)	(1.3)
Balance as of September 30, 2005	—	1.1	6.7	7.8

Total goodwill and other intangibles, net	$25.5	$17.5	$82.0	$125.0

(6)               Contingent Acquisition Consideration

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. A summary of the contingent acquisition consideration for the nine months ended September 30, 2005 is summarized in the table below.

	Suntech	Delmarva	Enco	DSI	TLA	Total
Balance as of December 31, 2004	9.1	—	4.9	0.6	—	14.6

Accrual for contingent consideration	—	5.0	(2.5)	1.4	—	3.9
Accrual for working capital adjustment	—	—	—	—	3.3	3.3
Payments	(5.4)	(5.0)	(0.8)	(0.9)	(3.3)	(15.4)

Balance as of September 30, 2005	3.7	—	1.6	1.1	—	6.4

Enterprise Network Services

In September 2004, the Company amended the purchase agreements related to two of the companies acquired in the Enterprise Network Services business to more accurately reflect the intent of the transaction, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004, which represents estimated payments to be made to certain ENS selling shareholders based on the original continuous employment clauses. At December 31, 2004, the contingent consideration accrual included the estimated liability of $12.4 million based on actual 2004 performance and estimated 2005 and 2006 performance for the ENS selling shareholders with continuous employment clauses.  In April 2005, at the request of the selling shareholders, the Company further amended the purchase agreement related to one of the companies acquired in the Enterprise Network Services business to change the allocation of the earn-out payment between an ENS selling shareholder with a continuous employment clause and the other selling shareholders.

Additional contingent consideration of $1.6 million was recorded to goodwill as of December 31, 2004 related to certain shareholders of ENS who had met the performance targets for 2004 and did not have continuous employment clauses in connection with the purchase agreements.  During the nine months ended September 30, 2005, approximately $11.2 million was paid to certain shareholders of the companies acquired in ENS, of which $6.2 million was accrued at December 31, 2004.  Additional contingent consideration of $5.0 million was recorded to goodwill related to certain shareholders of ENS who had met the performance targets for the nine months ended September 30, 2005 and did not have continuous employment clauses in connection with the purchase agreements.  The accrual was reduced by $2.5 million in the quarter ending September 30, 2005 based on the evaluation of the entities’ inability to meet the performance targets set for 2005. The contingent acquisition accrual related to the ENS acquisitions as of September 30, 2005 is $5.3 million.  Any future additional earn-out consideration related to the former shareholders with continuous employment clauses greater than or less than the estimated $5.3 million will be recorded as a component of income when the earn-out consideration is earned.  Any future additional earn-out consideration related to the former shareholders who do not have continuous employment clauses will be recorded as additional goodwill when the earn-out consideration is earned.

Assuming the ENS entities acquired in 2003 reach the minimum base performance targets in 2005 through 2006, the aggregate future contingent payments related to the measurement periods from 2005 through 2006, including the amounts accrued and earned as of September 30, 2005, would approximate a cumulative total of $5.4 million.  The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

Management’s estimate of payments of future contingent consideration to be paid in 2006 related to fiscal 2005 range from $11.1 million to $13.7 million.

Defense Systems, Incorporated

In connection with the Company’s acquisition of Defense Systems, Incorporated (DSI) in August 2004, additional consideration of up to $3.2 million can be earned by the former major stockholders of DSI over an 18 month period, based upon performance milestones related to certain specified contracts.  In the quarter ended September 30, 2005, approximately $0.5 million was paid.  Approximately $1.1 million has been accrued upon attainment of these milestones net of post-closing purchase price adjustments, as of September 30, 2005, and is expected to be paid in the fourth quarter of 2005.  Any future additional consideration will be recorded as additional goodwill when the consideration is earned.

(7)                  Lease Commitments

The Company entered into several capital and operating leases during 2005.  Future minimum lease payments under all capital and operating leases as of September 30, 2005 are as follows (in millions):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$0.2	$0.1	$0.1	$—	$—
Operating leases	25.6	6.0	10.3	7.8	1.5
	$25.8	$6.1	$10.4	$7.8	$1.5

(8)                  Credit Agreement and Other Financing

On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15 million senior credit facility.  The facility has a 3-year term and can be expanded to a $60 million facility to fund future acquisitions.  There are no amounts drawn on the facility as of September 30, 2005.  On October 11, 2005, the Company drew $2.0 million on the line of credit.

The terms of the credit agreement require the Company to provide certain customary covenants for a credit agreement, including certain financial covenants.  These financial convenants are computed as defined by the terms of the agreement. These financial covenants include a maximum senior leverage ratio of 1.5 to 1.0, a maximum total leverage ratio of 3.0 to 1.0, a minimum liquidity ratio of 1.35 to 1.0, and a minimum fixed charge coverage ratio of 1.25 to 1.0.  As of September 30, 2005, the Company was in compliance with all covenants under this agreement.

In February 2005, the Company entered into an agreement with National City Vendor Finance, LLC to finance $0.59 million in software, maintenance and support fees of one of its IT systems.  The interest rate for the financing is at 4.2% per annum.  Principal and interest payments of $0.05 million are payable quarterly through January 2008.  As of September 30, 2005, $0.48 million was outstanding on this financing.

(9)                  Segment Information

The Company has organized its business along service lines to include three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. Revenues and operating income generated by the Company’s reporting segments for the three and nine months ended September 30, 2004 and 2005 are as follows (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Revenues:
Wireless Network Services	$65.2	$71.4	$212.2	$208.7
Government Network Services	14.6	21.4	37.9	62.7
Enterprise Network Services	16.0	16.1	45.5	49.5
Total revenues	$95.8	$108.9	$295.6	$320.9

Operating income (loss):
Wireless Network Services	$(5.8)	$1.8	$6.0	$8.7
Government Network Services	1.3	2.2	3.7	5.2
Enterprise Network Services	(11.6)	3.8	(9.4)	6.3
Total operating income (loss)	$(16.1)	$7.8	$0.3	$20.2

Revenues derived by geographic region are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenues:
U.S.	$67.9	$86.7	$217.1	$251.4
Central and South America	18.6	16.0	52.0	47.7
Europe, Middle East and Africa	9.3	6.2	26.5	21.8
Total revenues	$95.8	$108.9	$295.6	$320.9

The Company had sales to two separate customers which comprised $14.4 million (15.0%) and $12.1 million (12.6%) and $50.3 million (17.0%) and $35.4 million (12.0%) for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, the Company had sales to two separate customers which comprised $28.3 million (26.0%) and $9.9 million (9.1%) and $73.4 million (22.9%) and $27.3 million (8.5%), respectively.  Revenues for these customers are recorded in the Wireless Network Services segment.

(10)        Related Party Transactions

 On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and then Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million net of proceeds.  Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share, which was the fair market of the common stock at the closing, at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement.  The Series B Preferred Stock Purchase Agreement had a lock-up provision, which expired prior to March 5, 2004, on which date 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company’s Common Stock.

Through September 30, 2005, the Company has received notices from the holders to convert an aggregate number of 64,517 shares of Series B Convertible Preferred Stock into an aggregate 6,451,700 shares of the Company’s Common Stock.  On September 30, 2005, the total liquidated preference equaled $12.7 million.

In 2003, in connection with the Company’s acquisition of two companies in its Enterprise Network Services business, the Company assumed certain facility lease obligations relating to facilities that were owned by the previous shareholders. The lease expense, which approximates $0.1 million and $0.2 million for the nine months ended September 30, 2004 and 2005, respectively, is reflected in the statement of operations.

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

On June 24, 2004, the Company entered into an agreement with an entity for consulting services, whereby the Company will compensate this separate entity $500 for certain cellular sites, and 0.3% of the Company’s contract price for other types of cellular sites assigned to the Company by a certain major wireless carrier, if such assignment is a direct result of the efforts of the Company’s partner, subject to the conditions of the agreement. As of September 30, 2005, $0 had been earned under this agreement.

In connection with the Company’s acquisition of TLA in January 2005, the Company assumed certain facility lease obligations for a facility owned by the previous shareholders.  The lease expense, which approximates $0.2 million and $0.5 million for the three and nine months ended September 30, 2005, respectively, is reflected in the statement of operations.

Based upon a review by disinterested members of management and the board of directors of terms of comparable transactions available from or involving third parties, the Company believes that all transactions with related parties described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

(11)        Legal Matters

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

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint.  After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant.  Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005.  Defendants filed their motion to dismiss this first amended complaint on April 14, 2005.  The plaintiffs then requested leave to amend their first amended complaint.  The plaintiffs filed their second amended complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company’s common stock between May 5, 2003 and August 4, 2004.  Defendants filed their motion to dismiss this second amended complaint on July 14, 2005.  The motion to dismiss was taken under submission on October 20, 2005 and the Defendants are currently awaiting the ruling on this motion.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants.  The parties have agreed to postpone any hearing on these motions until after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction.  The discovery is now expected to be completed by the end of November 2005.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004.  This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits and there will be a hearing in April 2006 to evaluate the status of this case. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS division initiated an arbitration proceeding regarding the termination of employment of that individual from ENS.  The amount in controversy was approximately $300,000.  On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement.  In this arbitration proceeding, the selling shareholder is claiming he is entitled to approximately $5.0 million.  The arbitration is currently expected to occur during the second quarter of 2006.  The Company is disputing the selling shareholder’s right to further compensation, his entitlement to an earn-out payment and, if a payment is due, the early payment of any such amounts. The Company has accrued the contingent consideration as earned as of September 30, 2005 and does not believe any additional adjustment will be necessary.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited and consolidated financial statements and related notes included in our Annual Report filed on Form 10-K, as amended by our Annual Report on form 10-K/A, for the year ended December 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

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

•            We believe there remain significant opportunities for us to grow our Wireless Network Services business in the United States.  These opportunities include 3G technology upgrades by the major U.S. carriers, network integration activities related to the AT&T/Cingular merger, spectrum clearing and frequency realignment activities related to the reallocation of licenses in the 800 megahertz frequencies, continued progress on new site deployment contracts already in backlog, and continued diversification into the market for engineering services related to new technologies such as Internet Protocol (IP) and WiMAX.

•            We are significantly scaling back on our new site development plans in Latin America in the upcoming fiscal quarter. Revenues and profit in the short term will also be negatively impacted by delays and increased cost estimates in our domestic deployment business for both carrier and enterprise customers, in part as a result of the effects of labor and material shortages in the southeastern U.S. stemming from the recent hurricanes. We are seeing significant short-term impacts to our business from higher costs of both raw materials and subcontracted construction related labor.

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

•            We expect our annual effective tax rate to increase from our effective tax rate for the quarter ended September 30, 2005 of 25.0%.  The effective tax rate for the quarter ended September 30, 2005 was positively impacted by the reduction of our valuation accounts related to our net operating losses, which the Company does not expect to occur in the fourth quarter of 2005.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. We explain these accounting policies in the notes to the unaudited consolidated financial statements and at relevant sections in this discussion and analysis. These should be read in conjunction with the related notes included in our annual consolidated financial statements for the year ended December 31, 2004, filed on Form 10-K on March 31, 2005, as amended by Form 10-K/A. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 66% of our revenues for the quarter ended September 30, 2005. Revenue on fixed price contracts generally is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period.  The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted.  As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

A cancellation or modification of a fixed price contract which is accounted for using the percentage-of-completion method, may adversely affect our gross margins for the period in which the contract is modified or cancelled.  Under the terms of substantially all of the Company’s contracts  if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the project margin for the work performed.  Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins.

In addition, many of our contracts include milestone billings. If a contract is terminated or if the scope of a contract changes prior to a milestone billing, the amount of revenue we recognize may change, which would affect our revenue and gross margin in the period in which the contract is terminated or the scope is changed.

During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors. During the quarter ended September 30, 2005, in connection with internal reviews conducted as a result of improvements we made in our program management and contracts administration processes in Latin America, we identified $3.2 million in reductions of gross margin related to contract adjustments. Approximately $1.4 million of these adjustments represent an increase in estimated costs on certain contracts due to poor program management which resulted in cost overruns and the performance of out of scope and additional work without formal change order documentation or pricing increases from customers. The remainder of these adjustments resulted in a reduction of expected revenues of approximately $1.8 million.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $142.7 million as of September 30, 2005.

Since the last annual impairment test as of December 31, 2004, there has been no indication of a triggering event that would warrant an accelerated review of our goodwill and intangible assets with indefinite lives.

Accounting for income taxes and tax contingencies. As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheet. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered as a result of taking future deductions against future taxable income.  To the extent we believe that it is more likely than not that we will not recover the deferred tax assets, a valuation allowance is established to mitigate such risk resulting in an additional related provision for income taxes during the period. If we are required to further increase the valuation allowance in the future, it could have an adverse impact on our results of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred.  Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases.  If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. We have a valuation allowance balance at September 30, 2005, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of our valuation allowance is based on our current estimates of adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted.  Management believes the valuation allowance recorded at September 30, 2005 is properly stated.

The 2005 effective tax rate for annual and interim reporting periods could be impacted if we achieve the resolution of certain tax items that are accrued at September 30, 2005.  Finally, during 2005, if we are impacted by a change in the valuation allowance resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2005, such effect will be recognized in the interim period in which the change occurs.

Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of September 30, 2005, the accrual for our partial self-insurance programs approximated $2.5 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation per claim limits are $150,000 and $350,000, respectively.

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

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities.  Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable.  The Company evaluates the accrued liability on an ongoing basis and adjusts the amount of the accrued as necessary to reflect the likelihood that the additional consideration will be paid, including adjustments necessary to reflect any release from payment by the Company.  As of September 30, 2005, a contingent consideration accrual related to these arrangements totaling $6.4 million was recorded on our consolidated balance sheet.  See Note 6, for further details regarding the range of estimated future contingent payments by year.

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2005

Revenues.   Revenues increased from $95.8 million for the three months ended September 30, 2004, to $108.9 million for the three months ended September 30, 2005. The net increase of $13.1 million (13.7%) was derived from higher domestic revenues in our Wireless Network Services and our Government Network Services businesses, offset partially by decreased international revenues from Latin America and our EMEA divisions. Domestic revenues increased $18.8 million, resulting in part from growth in our domestic carrier business, and to a lesser degree due to acquisitions that we consummated at the end of 2004 and in the first quarter of 2005.  The acquisitions contributed approximately $7.7 million of the domestic revenue growth.  Revenues from international markets reflected a net decrease of $5.7 million between periods.  The decrease is due in part to our operations in Latin America of approximately $1.8 million in reduced revenues as a result of changes in estimates on certain of our fixed price contracts.  Certain of these adjustments were related to work performed out of scope and additional work which we have not received formal contractual change orders or formal contractual pricing increases from our customers.  Our EMEA operations also experienced $3.1 million in decreased revenues resulting from the completion of a certain project in 2004.  Total revenue increased in the third quarter of 2005 compared to the same period in 2004 by $6.2 million in our Wireless Network Services segment, $6.8 million in our Government Network Services segment, and $0.1 million in our Enterprise Network Services segment.

Revenues by operating segment for the quarter ended September 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

Wireless network services	$65.2	$71.4	$6.2	9.5%
Government network services	14.6	21.4	6.8	46.6%
Enterprise network services	16.0	16.1	0.1	0.6%
Total revenues	$95.8	$108.9	$13.1	13.7%

Revenues generated by geographic segment for the quarter ended September 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

United States	$67.9	$86.7	$18.8	27.7%
EMEA	9.3	6.2	(3.1)	(33.3)%
Latin America	18.6	16.0	(2.6)	(14.0)%
Total revenues	$95.8	$108.9	$13.1	13.7%

Cost of Revenues.  Cost of revenues increased from $82.4 million for the three months ended September 30, 2004, to $85.8 million for the three months ended September 30, 2005. The $3.4 million or 4% increase resulted primarily from the corresponding increase in revenues during the third quarter of fiscal 2005 as well as due to increased contract costs identified during the third quarter on certain of our projects in Latin America as described previously.  These costs represent an increase in estimated costs of approximately $1.4 million on certain contracts due to poor program management which resulted in cost overruns. The net increase derived from our acquisitions was $2.0 million. Gross margin increased from 14% for the three months ended September 30, 2004, to 21% for the three months ended September 30, 2005.  The gross margin for the quarter ended September 30, 2005 includes the negative reductions discussed previously, comprised of $1.8 million in revenue decreases and $1.4 million in increased contractual costs.  Included in the gross margin for the quarter ended September 30, 2004 is a reduction of $9.8 million resulting primarily from increases in estimated costs for contracts signed in 2003.  The reduction in gross margin in 2004 also reflects an increase in estimated costs on other contracts that were identified during the third quarter 2004.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased from $15.6 million for the three months ended September 30, 2004, to $17.8 million for the three months ended September 30, 2005.  As a percentage of revenues, selling, general and administrative expenses increased slightly from 16.2% in the third quarter of 2004 to 16.3% in the same period in 2005. The increase of $2.2 million is primarily due to selling, general and administrative expenses incurred by our acquired entity of approximately $0.9 million and increased accounting and contract administration costs primarily incurred due to changes we have made related to compliance with the Sarbanes Oxley Act and increased infrastructure costs necessary to support the revenue growth.

Contingent Acquisition Consideration and Restatement Fees.  In September 2004, we amended the purchase agreements related to two of the companies acquired in our Enterprise Network Services division in 2003 to more accurately reflect the intent of the transactions, resulting in a rescission of the continuous employment clauses from the earn-out arrangements.  These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004.  In addition, the Company incurred approximately $1.5 million of general and administrative costs related to its restatement during the third quarter, primarily due to legal and accounting fees incurred.   During the third quarter of 2005, we reduced $2.5 million of our contingent acquisition earn-out accrual that was determined to be excess based on the projected performance of the division compared to the minimum performance targets as defined in the earn-out arrangements.

Other Income (Expense), Net.   For the three months ended September 30, 2004, net other income was $0.3 million as compared to net other expense of $0.2 million for the three months ended September 30, 2005, primarily reflecting a reduction in interest income due to a reduction in cash balances from September 30, 2005.

Provision (Benefit) for Income Taxes.   Our effective income tax rate for the three months ended September 30, 2004 was a 5% tax benefit compared to a 25% tax provision for the three months ended September 30, 2005.  The effective tax rate for the quarter ended September 30, 2005 is lower than Federal and State statutory rates due to the reduction of valuation allowance accounts that we realized in the third quarter of 2005 related to our net operating losses from prior years.

Income from Discontinued Operations.  Income from discontinued operations was $0.1 million for the three months ended September 30, 2004 and 2005.

Comparison of Results for the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2005

Revenues. Revenues increased 8.6% from $295.6 million for the nine months ended September 30, 2004 to $320.9 million for the nine months ended September 30, 2005. The $25.3 million increase was attributable to higher domestic revenues of $34.3 million offset by reduced international revenues in our EMEA operations of $4.7 million and decreased revenues of $4.3 million in our Latin America operations. Approximately $15.7 million of the revenue growth was attributed to the acquisitions made in the first quarter of 2005.  Total revenue increased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 by $24.8 million and $4.0 million in our Government Network Services and Enterprise Network Services segments, respectively, offset partially by decreased revenues of  $3.5 million in our Wireless Network Services segment resulting from the decreased revenues in our international operations.  The revenues for our Latin America operations include the $1.8 million revenue reductions due to contractual adjustments that were identified in the third quarter of 2005 that was discussed above.

Revenues by operating segment for the nine months ended September 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

Wireless network services	$212.2	$208.7	$(3.5)	(1.6)%
Government network services	37.9	62.7	24.8	65.4%
Enterprise network services	45.5	49.5	4.0	8.8%
Total revenues	$295.6	$320.9	$25.3	8.6%

Revenues generated by geographic segment for the nine months ended September 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change

United States	$217.1	$251.4	$34.3	15.8%
EMEA	26.5	21.8	(4.7)	(17.7)%
Latin America	52.0	47.7	(4.3)	(8.3)%
Total revenues	$295.6	$320.9	$25.3	8.6%

As described in the section ”Critical Accounting Principles and Estimates” and in the footnotes to our unaudited consolidated financial statements, a significant portion of our revenue is derived from fixed price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.  During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors.  Other than the adjustments to the Latin America contracts discussed previously, the effect of revenue and margin adjustments on all other contracts, both positive and negative, when evaluated in total were deemed to be immaterial to the consolidated financial statements.

Cost of Revenues. Cost of revenues increased 5.4% from $236.6 million for the nine months ended September 30, 2004 to $249.3 million for the nine months ended September 30, 2005 primarily due to the corresponding aforementioned increase in total revenues. Gross margin was 20.0% of total revenues for the nine months ended September 30, 2004, compared to 22.3% for the nine months ended September 30, 2005.  Gross margin for the nine months ended September 30, 2005 was negatively impacted by approximately $3.2 million in reductions to gross margin resulting from revenue reductions due to contractual adjustments and cost overruns that we identified through our internal reviews resulting in a change in estimates on certain of our fixed price contracts in Latin America as discussed previously.  Included in the gross margin for the nine months ended September 30, 2004 is a reduction of $9.8 million resulting primarily from increases in estimated costs for contracts signed in 2003.  The reduction in gross margin in 2004 also reflects an increase in estimated costs on other contracts that were identified during the third quarter of 2004.  The increase in cost of revenues attributable to acquisitions made in 2005 was approximately $11.9 million.

Contingent Acquisition Consideration and Restatement Fees.  In September 2004, we amended the purchase agreements related to two of the companies acquired in our Enterprise Network Services division in 2003 to more accurately reflect the intent of the transactions, resulting in a rescission of the continuous employment clauses from the earn-out arrangements.  These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004.  In addition, the Company incurred approximately $1.5 million of general and administrative costs related to its restatement during the third quarter, primarily due to legal and accounting fees incurred.  During the third quarter of 2005, we reduced $2.5 million of contingent acquisition earn-out accruals that was determined to be excess based on the projected performance of the division compared to the minimum performance targets as defined in the earn-out arrangements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20% from $44.8 million for the nine months ended September 30, 2004 to $53.9 million for the nine months ended September 30, 2005.  As a percentage of revenues, selling, general and administrative expenses increased from 15.2% in the nine months ended September 30, 2004 to 16.8% in the same period in 2005.  The increase of $9.1 million is primarily due to selling, general and administrative expenses incurred by our acquired entity of approximately $1.5 million and increased accounting and contract administration costs primarily incurred due to changes we have made related to compliance with the Sarbanes Oxley Act and increased infrastructure costs necessary to support the revenue growth.

Other Income (Expense), Net. For the nine months ended September 30, 2004, net other expense was $2.7 million compared to $0.1 million for the nine months ended September 30, 2005. The decrease of $2.6 million was primarily attributed to a $3.1 million investment asset impairment recorded in the second quarter of 2004.

Provision (Benefit) for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2004 was (100%) compared to a 32.8% tax rate for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2005 is lower than Federal and State statutory rates primarily because of the realization of certain tax benefits through the reduction of our valuation allowance. The effective tax rate for the nine months ended September 30, 2004 was impacted by certain permanent items for which the Company did not provide a benefit.

Income  or Loss from Discontinued Operations.  Loss from discontinued operations decreased from $2.6 million in the nine months ended September 30, 2004 to income from discontinued operations of  $0.1 million during the same period in 2005.  Included in the loss from discontinued operations of $2.6 million for the nine months ended September 30, 2004, is an asset impairment of $0.5 million and a $1.7 million accrual for estimated employee termination costs.  There was no tax benefit provided these losses due to the estimated future realizability of tax assets resulting from net operating losses in Scandinavia.  The $0.1 million income from discontinued operations for the nine months ended September 30, 2005 is from the reduction of an excess severance accrual that was previously recorded.

Liquidity and Capital Resources

Our sources of liquidity included cash and cash equivalents, short-term investments, cash from operations and other external sources of funds. As of September 30, 2005, we had cash and cash equivalents totaling $16.1 million.

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

Cash from operations is primarily derived from our progress on customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations for the nine months ended September 30, 2004 and 2005 was $3.2 million and $7.9 million, respectively.  The days sales outstanding increased from 124 days to 129 days for the three months ending September 30, 2004 and 2005, respectively.  The increase in days sales outstanding was expected, and is primarily the result of the stage of progress on some of our large turnkey deployment contracts, largely in Latin America but to a lesser degree in the U.S. as well.  Under these contracts, we are not contractually permitted to invoice our customers for the costs that we have incurred until we complete certain phases of preparation and contruction, and accomplish certain contractual milestones.  Because a number of sites in our larger turnkey projects were in the cost-intensive construction phase during the third quarter, we had not met the next milestone and could not bill those costs. We expect to be complete with this phase on a number of our projects in the fourth quarter and to be able to invoice our customers for these costs that we have incurred.  We have continued to implement more aggressive collection strategies and control our overall operating expenses through more effective and efficient processes.

Cash used in investing activities was $43.2 million for the nine months ended September 30, 2004 and $49.0 million for the nine months ended September 30, 2005. Investing activities for the nine months ended September 30, 2005 included capital expenditures of $6.7 million, cash paid net of cash acquired for the acquisition of TLA of $33.4 million, cash paid for contingent acquisition consideration of $16.1 million, increase in restricted cash of $0.4 million, partially offset by $7.6 million in proceeds from the sale of short term investments.  Investing activities for the nine months ended September 30, 2004 included capital expenditures of $6.3 million, cash paid net of cash acquired for the acquisition of HTS of $47.4 million, cash paid net of cash acquired for the acquisition of DSI of $6.5 million, cash paid for contingent acquisition consideration of $8.3 million, a $1.0 million investment in Tactical Survey Group, Inc., partially offset by $26.3 million of proceeds from the sale of short term investments.  See Note 5 to our unaudited consolidated financial statements for further discussion of our acquisitions.

Cash provided by financing activities for the nine months ended September 30, 2005 was $3.4 million, which was a result of proceeds from the issuance of common stock totaling $1.7 million associated with the exercises of employee stock options and $1.8 million from the issuance of common stock under the Employee Stock Purchase Plan partially offset by the repayment of capital lease obligation of $0.1 million.  Cash provided by financing activities for the nine months ended September 30, 2004 was $8.0 million, which was a result of proceeds from the issuance of common stock totaling $6.4 million associated with exercises of employee stock options, $2.0 million from the issuance of common stock under the Employee Stock Purchase Plan, partially offset by repayment of capital lease obligations of $0.4 million.

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

Contractual Obligations and Commitments

Pursuant to the stock purchase agreement for acquisitions made in 2003 in our Enterprise Network Services segment, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for each of the years ending 2004, 2005 and 2006.  Assuming the acquired entities of our Enterprise Network Services segment reach the minimum base performance targets, the aggregate future contingent payments related to the measurement periods from 2005 through 2006, including the balance accrued as of September 30, 2005, would approximate a cumulative total of $5.4 million. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

Management's estimate of payments of future contingent consideration to be paid in 2006 related to fiscal 2005 range from $11.1 million to $13.7 million.

On March 16, 2005, we entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15 million senior credit facility.  The facility has a 3-year term and can be expanded to a $60 million facility to fund future acquisitions.  There are no amounts drawn on the facility as of September 30, 2005.  On October 11, 2005, the Company drew $2.0 million on the credit facility.

In February 2005, the Company entered into an agreement with National City Vendor Financing, LLC to finance the software and maintenance and support fees of $0.59 million of one of its IT systems.  The interest rate for this financing is at 4.2% per annum.  Principal and interest payments of $0.05 million are payable quarterly through January 2008.  As of September 30, 2005, $0.48 million was outstanding on this financing.

We believe that our cash and cash equivalent balances and credit facility will be sufficient to satisfy cash requirements for at least the next twelve months.

We are focused on preserving and improving cash and our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts.

Other than our normal recurring trade payables, expense accruals, and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations, we have no other material commitments.  Aside from these recurring operating expenses, future capital expenditures and overall expansion including potential future acquisitions, our future capital needs will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry.  We currently expect that the cash we used in the third quarter will be recovered in the fourth quarter of 2005 as we complete the construction phase and achieve certain of the billing milestones in our contracts that will enable us to invoice and collect.  Other future cash requirements may include the payment of certain tax contingencies, as discussed in Note 1(i) of our consolidated financial statements and potential future acquisitions.  Additional capital expenditure may be required as deemed necessary, in order to stay competitive and effectively service our customers.

The following table summarizes our currently existing contractual obligations and other commitments at September 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$0.2	$0.1	$0.1	$—	$—
Operating leases	25.6	6.0	10.3	7.8	1.5
	$25.8	$6.1	$10.4	$7.8	$1.5

Related Party Transactions

For detailed information regarding related party transactions, see Note 10 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

 In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R).  As amended by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No 123 (Revised 2004), Share —Based Payment”, FAS 123R is effective for interim or annual periods beginning after June 15, 2005 (January 1, 2006 for the Company).  The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R.  If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1(g).

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

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its operating results and its financial position.

In May 2005, the FASB issued Statement of Financial Standard No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Risks Related to Our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K, as amended on 10-K/A, for the year ended December 31, 2004, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the price of our common stock could decline.  You should also refer to the other information contained in this report, including our consolidated financial statements and related notes.

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

Our failure to comply with these regulations, rules and approvals could result in the imposition of penalties and the loss of our government contracts and disqualification as a U.S. government contractor, which could adversely affect our revenues.  Additional regulations may be adopted, including changes in the allocation of available spectrum by the U.S. government and other governments or exclusion of our technology by a standards body, which could result in additional cost to us or restrict our current business operations, and which could have a harmful effect on our operating results, liquidity and financial position.

We derive a significant portion of our revenues from a limited number of customers.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the nine months ended September 30, 2005, we had two separate customers which comprised 22.9% and 8.5% of our revenues, and our five largest customers accounted for approximately 43.7% of our total revenues. None of our customers are obligated to purchase additional services from us.  As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

We completed our acquisitions of HTS in January 2004, Defense Systems, Inc. in August 2004 and TLA Associates in January 2005.  In addition, we acquired three other businesses in 2003.  Our integration of these acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time.  Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, these acquired companies may not perform as well as we expect, and we may fail to realize anticipated revenue.  We may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly.  In February 2004, we filed an acquisition shelf registration statement on Form S-4 that, subject to the rules and regulations of the Securities and Exchange Commission, will enable us to issue up to $200 million of our newly issued common stock in one or more acquisition transactions.  In addition, we currently have a $15 million senior credit facility with KeyBank National Association, which can be expanded to a $60 million facility to fund future acquisitions.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity; including Cingular’s acquisition of AT&T Wireless, both of whom are significant customers of ours, the merger between Alltel and Western Wireless, the merger between Sprint and Nextel Communications and Telefonica’s recent acquisition of O2. The consolidation of equipment vendors or carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may adversely impact our business.

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

We are in highly competitive markets, face competition from large, well—established competitors with significant resources, and may not be able to compete effectively.

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

•                  the success of our international business operations;

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

In addition, a majority of our enterprise business and additional significant deployment projects are located in the southeastern United States, an area which is susceptible to hurricanes.  In late summer 2005, Hurricane Katrina and Hurricane Rita struck the Gulf Coast region of the United States, resulting in labor and material shortages in the area.  Although we expect certain delays and increased cost estimates in our deployment business for both carrier and enterprise customers as a result of these recent hurricanes, we are unable to predict with certainty the extent of the impact on our operating results.

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

As of September 30, 2005, approximately 166 or 8% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years.  Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 through 2005.

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

We currently have international operations, including offices in Argentina, Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the nine months ended September 30, 2005, international operations accounted for approximately 21.7% of our total revenues.  Our international business operations are subject to a number of material risks, including, but not limited to:

•                  difficulties in building and managing foreign operations including, without limitation, management and contracts administration processes;

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

Our significant international subsidiaries (i.e., in Brazil, Mexico, Sweden and United Kingdom) procure certain transactions that are denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian Real and Mexican Peso. In addition, we also conduct business in British Pound Sterling, Chinese Renminbi, Euro, Swedish Krona, Argentine Peso and Turkish Lira. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

Any failure to remediate or prevent future operational deficiencies in our Latin American or other international business operations could have a harmful effect on our operating results and financial condition.

During the quarter ended September 30, 2005, in connection with internal reviews conducted as a result of improvements we made in our program management and contracts administration processes in Latin America, we identified approximately $3.2 million in reductions of gross margin related to contract adjustments.  Approximately $1.4 million of these adjustments represent an increase in estimated costs on certain contracts due to poor program management which resulted in cost overruns and the performance of out of scope and additional work without formal change order documentation or pricing increases from customers.  The remainder of these adjustments resulted in a reduction of expected revenues of approximately $1.8 million.  In response to these operational deficiencies, we have replaced certain managers in these operations and are currently designing and implementing a new and improved control environment in our Latin American operations.  We have incurred costs associated with these internal reviews and corrective actions and we expect to incur significant additional costs in connection with the reorganization of our entire Latin American operations.  There can be no assurance that we will not discover additional instances of operational breakdowns in our Latin American operations or any of our other international business operations.  Any failure to remediate the deficiencies identified in our Latin American operations, or to implement improved operational processes, or difficulties encountered in their implementation, could result in further material contract adjustments and other significant expenses which would harm our operating results and financial condition.  In addition, operational issues of the type identified in our Latin American operations could harm our reputation and cause investors to lose confidence in our international operations, which would have a negative effect on the price of our common stock.

As a result of the operational deficiencies identified in Latin America, we are significantly scaling back on new site deployment plans in Latin America for the upcoming fiscal quarters.  Accordingly, we anticipate a reduction of revenue in the fourth quarter of 2005 from our prior forecast and may further experience a loss of certain current contracts or an inability to collect on accounts receivable in Latin America, each of which could have a significant negative affect on our results of operations and financial condition.

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

As described in Item 4 of this Report, in light of the control deficiencies identified during the period covered by this Report, management was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2005.

As a result of these findings, we have implemented, and continue to implement, actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls and operations.  However, we cannot assure you that the measures we have taken to date or any future measures will remediate the control deficiencies identified during the period covered by this Report, or that we will implement and maintain adequate controls over our financial processes and reporting in the future.  In addition, there can be no assurance that we will not discover additional instances of breakdowns in our internal controls and operations of the types that led to the restatement of our financial statements for the fiscal years ended December 31, 2001, 2002 and 2003, or the material weakness identified in Item 9A of Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2004.

Any failure to remediate the control deficiencies identified during the period covered by this Report or the material weakness previously disclosed or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Moreover, we will be required to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

As of September 30, 2005, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 34.9% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Executive Chairman, Masood K. Tayebi, beneficially owned, approximately 13.4% of our outstanding common stock. The remaining 21.5% is beneficially owned by certain of our other officers and directors and their affiliates. In addition, other members of the Tayebi family owned approximately 21.8% of our outstanding common stock. As a result, the executive officers, directors and their affiliates are able to collectively exercise significant control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions.  The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.  As a result of their actions or inactions, our stock price may decline.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business.  In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts.  We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms or we may expand our current $15 million senior credit facility up to $60 million to fund future acquisitions.   We also filed a universal shelf registration statement on Form S-3.  Under this shelf registration statement, we may sell, in one or more public offerings, shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million.  Such financing or offerings would likely dilute our stockholders’ equity ownership.  In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Argentinean, Mexican, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Argentina, Mexico, Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of September 30, 2005, our Argentinean, Mexican, Brazilian and European subsidiaries were in average net asset positions (i.e. monetary liabilities were greater than monetary assets subject to foreign currency risks) of approximately $3.8 million, $12.8 million, $12.2 million and $13.6 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at September 30, 2005 were approximately $0.4 million, $1.3 million, $1.2 million and $1.4 million for the Argentina, Mexico, Brazil and European subsidiaries, respectively.  In the event that the functional currency of China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $0.2 million for the nine months ended September 30, 2005. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents and restricted cash as of September 30, 2005 were $16.5 million and are primarily invested in money market interest bearing accounts and corporate securities which are primarily comprised of auction rate securities which are repurchased in 7 to 28 day increments.  A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no effect on net income for the nine months ended September 30, 2005.  We currently do not utilize any derivative financial instruments to hedge interest rate risks.

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

During the three months ended September 30, 2005, we identified conditions that indicate that our internal controls over financial reporting and our disclosure controls and procedures may not be effective as they relate to our Latin American operations and have identified the following required improvements: (i) a thorough review of all existing contractual documents is required to ensure that we have the proper formal contractual documentation necessary to support the project estimate at completion computation and (ii) additional procedures are required to ensure that certain expenditures have been properly classified as project direct costs.

In light of the control deficiencies in our Latin American operations that we identified during the period covered by the report, management was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2005.

We currently are designing and implementing a new and improved control environment in our Latin American operations to address the deficiencies described above, including the replacement of certain managers in these operations in the fourth quarter of 2005.  We plan to implement the internal control design improvements in the fourth quarter and expect to be able to verify the operating effectiveness of these new controls by December 31, 2005.  However, due to the limited time period remaining in the current fiscal year, we cannot be assured that we will have sufficient time to prove the operating effectiveness of these new and improved controls by December 31, 2005.

Except as described in this paragraph, there was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint.  After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant.  Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005.  Defendants filed their motion to dismiss this first amended complaint on April 14, 2005.  The plaintiffs then requested leave to amend their first amended complaint.  The plaintiffs filed their second amended complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company’s common stock between May 5, 2003 and August 4, 2004.  Defendants filed their motion to dismiss this second amended complaint on July 14, 2005.  The motion to dismiss was taken under submission on October 20, 2005 and the Defendants are currently awaiting the ruling on this motion. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants.  The parties have agreed to postpone any hearing on these motions until after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction.  This discovery is now expected to be completed by the end of November 2005.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action,  In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004.  This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits and there will be a hearing in April 2006 to evaluate the status of this case. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS initiated an arbitration proceeding regarding the termination of employment of that individual from ENS.  The amount in controversy was approximately $300,000.  On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement.  In this arbitration proceeding, the selling shareholder is claiming he is entitled to approximately $5.0 million.  The arbitration is currently expected to occur during the second quarter of 2006.  The Company is disputing the selling shareholder’s right to further compensation, his entitlement to an earn out payment and, if a payment is due, the early payment of any such amounts. The Company has accrued the contingent consideration as earned as of June 30, 2005 and does not believe any additional adjustment will be necessary.

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

Item 6. Exhibits and Reports on Form 8-K:

(a). Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.(3)
3.4	Certificate of Designations, Preferences and Rights of Series C Preferred Stock. (4)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A. (4)
10.50	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (5)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.*
32.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

*                 Filed herewith.

(1)          Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2)          Filed as an exhibit to the Company’s Quarterly Report on Form 10—Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.

(3)          Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed on June 5, 2002, and incorporated herein by reference.

(4)          Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 17, 2004, and incorporated herein by reference.

(5)          Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 29, 2005.

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
Date: November 9, 2005