Form 10-Q/A
period 2005-07-01
WIRELESS FACILITIES INC
filed 2006-04-03
CIK 1069258

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2005 there were 71,679,171 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Wireless Facilities, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005 (this “Amendment”) to reflect the restatement of its consolidated financial statements for the fiscal quarter ended June 30, 2005 and to amend and restate Items 1, 2 and 4 of Part I, Item 6 of Part II and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 contained in the original filing made with the Securities and Exchange Commission on August 10, 2005 (the “Prior Report”). Please refer to Note 1(b) of the financial statements included in Item 1 for a description and quantification of the restatement.

This Prior Report has not been updated except to comply with changes in the required form of Quarterly Report on Form 10-Q and as required to reflect the effects of the restatement and the amendment and restatement of the items indicated above. Items included in the Prior Report that are not included herein are not amended and remain in effect as of the date of the original filing of the Prior Report. Additionally, other than as indicated above, this Amendment does not provide an update or a discussion of any other events that have occurred since the filing of the Prior Report. Accordingly, this Amendment should be read in conjunction with any filings made with the Securities and Exchange Commission subsequent to the filing of the Prior Report.

WIRELESS FACILITIES, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited in millions, except par value and number of shares)

	December 31, 2004	June 30, 2005
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$ 54.4	$ 24.3
Restricted cash	—	0.1
Short-term investments	7.6	—
Accounts receivable, net	133.4	129.3
Prepaid expenses	3.0	5.1
Employee loans and advances, net	0.6	0.5
Other current assets	6.4	8.1
Total current assets	205.4	167.4
Property and equipment, net	13.4	15.0
Goodwill	82.6	116.4
Other intangibles, net	6.4	8.3
Deferred tax assets, net	20.1	17.7
Investments in unconsolidated affiliates	2.1	2.1
Other assets	0.7	1.2
Total assets	$ 330.7	$ 328.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 31.7	$ 25.3
Accrued expenses	29.2	34.5
Accounts payable—related party	1.0	1.2
Billings in excess of costs on contracts	7.7	5.6
Tax contingencies	15.0	15.5
Accrual for contingent acquisition consideration	14.6	8.9
Accrual for unused office space	0.9	0.7
Income taxes payable	5.6	2.8
Capital lease obligations short-term	0.2	0.3
Current liabilities of discontinued operations	0.8	0.2
Total current liabilities	106.7	95.0
Accrual for unused office space, net of current portion	1.7	1.4
Capital lease obligations, net of current portion	—	0.5
Other liabilities	1.3	1.3
Total liabilities	109.7	98.2
Minority interest in subsidiary	0.3	0.3
Commitments and contingencies (Note 1)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series B Convertible Preferred Stock, $.001 par value, 25,483 shares outstanding at December 31, 2004 and June 30, 2005, respectively (liquidation preference $12.7)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 71,103,301 and 71,555,061 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	0.1	—
Additional paid-in capital	319.8	322.0
Accumulated deficit	(95.4)	(88.6)
Accumulated other comprehensive loss	(3.8)	(3.8)
Total stockholders’ equity	220.7	229.6
Total liabilities and stockholders’ equity	$ 330.7	$ 328.1

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Revenues	$102.7	$109.0	$199.8	$210.2
Cost of revenues	78.8	84.9	154.2	163.3
Gross profit	23.9	24.1	45.6	46.9
Selling, general and administrative expenses	14.6	18.9	29.2	36.1
Operating income	9.3	5.2	16.4	10.8
Other income (expense), net:
Interest income, net	—	—	0.1	0.2
Foreign currency gain (loss)	(0.4)	0.1	(0.2)	(0.1)
Impairment of investment in unconsolidated affiliate and other expenses, net	(3.0)	—	(2.9)	—
Other income (expense), net	(3.4)	0.1	(3.0)	0.1
Income before provision for income taxes	5.9	5.3	13.4	10.9
Provision for income taxes	1.7	2.0	3.2	4.1
Income from continuing operations	4.2	3.3	10.2	6.8
Loss from discontinued operations	(2.5)	—	(2.7)	—
Net income	$1.7	$3.3	$7.5	$6.8
Basic earnings (loss) per common share:
Income from continuing operations	$0.06	$0.04	$0.14	$0.09
Loss from discontinued operations	(0.04)	—	(0.04)	—
Net income	$0.02	$0.04	$0.10	$0.09
Diluted earnings (loss) per share:
Income from continuing operations	$0.06	$0.04	$0.13	$0.09
Loss from discontinued operations	(0.04)	—	(0.03)	—
Net income	$0.02	$0.04	$0.10	$0.09
Weighted average common shares outstanding:
Basic	72.6	73.9	72.4	73.8
Diluted	75.5	74.8	76.2	75.4

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six months ended June 30,
	2004	2005
		(Restated)
Operating activities:
Net income from continuing operations	$ 10.2	$ 6.8
Adjustments to reconcile net to net cash provided by (used in) operating activities:
Depreciation and amortization	3.4	4.0
Deferred tax asset	1.9	2.4
Credit for doubtful accounts	(0.7)	—
Equity loss in unconsolidated affiliates	3.2	—
Stock based compensation expense	—	0.1
Net loss on disposition of fixed assets	—	0.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(36.8)	11.8
Accounts receivable—related party	0.2	—
Prepaid expenses	(0.7)	(1.8)
Other assets	2.0	(1.9)
Accounts payable	8.0	3.5
Accrued expenses	(3.4)	(5.7)
Tax contingencies	—	(0.7)
Accounts payable—related party	—	0.2
Billings in excess of costs on contracts	(2.2)	(2.1)
Accrual for contingent acquisition consideration	—	0.2
Accrual for unused office space	(0.5)	(0.5)
Other liabilities	1.8	(2.8)
Net cash provided by (used in) continuing operations	$ (13.6)	$ 13.9
Loss from discontinued operations	(2.7)	—
Changes in net assets and liabilities of discontinued operations	2.9	(0.6)
Net cash used in discontinued operations	0.2	(0.6)
Net cash provided by (used in) operating activities	(13.4)	13.3
Investing activities:
Capital expenditures	(3.2)	(4.2)
Proceeds from sale of short-term investments	33.8	7.6
Investment in unconsolidated subsidiary	(1.0)	—
Cash paid for contingent consideration	(8.3)	(15.5)
Cash paid for company acquisitions, net of cash received	(47.4)	(33.4)
Increase in restricted cash	(1.0)	(0.1)
Net cash used in investing activities	(27.1)	(45.6)
Financing activities:
Proceeds from issuance of common stock	5.4	0.9
Proceeds from issuance of common stock under employee stock purchase plan	2.0	1.1
Repayment of capital lease obligations	(0.3)	0.1
Net cash provided by financing activities	7.1	2.1
Effect of exchange rate on cash and cash equivalents	(0.8)	0.1
Net decrease in cash and cash equivalents	(34.2)	(30.1)
Cash and cash equivalents at beginning of period	79.1	54.4
Cash and cash equivalents at end of period	$ 44.9	$ 24.3
Supplemental disclosure of cash flow information:
Cash received during the period for interest	$ 0.1	$ 0.2
Net cash refunded (paid) during the period for income taxes	$ 0.5	$ (3.7)
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$ 54.8	$ 40.0
Cash paid for acquisitions	48.5	33.4
Liabilities assumed in acquisitions	$ 6.3	$ 6.6

A financing obligation of $0.6 million was incurred when the Company purchased software licenses during the six months ended June 30, 2005.

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Organization and Summary of Significant Accounting Policies

(a)   Description of Business

Wireless Facilities, Inc. (“WFI” or “the Company”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI conducts business in three segments: Wireless Network Services, Government Network Services and Enterprise Network Services. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through its Wireless Network Services division (“WNS”), the U.S. government through its Government Network Services division (“GNS”), WFI Government Services, Inc., and enterprise customers through its Enterprise Network Services division (“ENS”).

(b)   Restatement of Interim Financial Statements

On March 10, 2006, the Company determined that its unaudited interim financial statements for the quarters ended July 1, 2005 and September 30, 2005 required revision to reflect the accounting impact of the cancellation of certain sites by its customer in Mexico during those periods.  The reason for the revisions was the Company’s determination that a customer in Mexico had cancelled sites in June, July and August of 2005 that the Company’s subsidiary in Mexico was building.  Although the Company had an agreement with its customer to build these sites, the terms and conditions of the agreement did not provide for recovery by the Company of costs incurred on in-process sites in the event of site cancellation, unless agreed to by the customer.

Senior management as well as the Audit Committee first became aware of communications regarding these site cancellations after the replacement of certain managers in these operations in the fourth quarter of 2005.  The replacement of these managers was prompted by certain control deficiencies and required improvements to the entity level control environment that the Company had identified in certain of its Latin American operations in the third quarter of 2005.  As the Company disclosed in Item 4 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, as filed November 9, 2005 these control deficiencies included required improvements in the following areas; (i) contracts: a thorough review of all existing contractual documents was required to ensure that the Company has the proper formal contractual documentation necessary to support the project estimate at completion computation, and (ii) project costs: additional procedures were required to ensure that certain expenditures have been properly classified as project direct costs.

Shortly after the Company made the change in managers of these operations, information related to the site cancellations was brought for the first time to the attention of the Company’s executive management team who then commenced an investigation and analysis of such information under the oversight of the Audit Committee. During the in-depth review of this matter by the Company’s executive management team, it was discovered that the information concerning these sites, as reported by the former managers of these operations, was inconsistent with facts revealed in documents discovered by executive management conducting the investigation.  Also during the review, it became apparent that certain former managers had, in prior periods, reported the status of the cancelled sites to executive management in a manner which was inconsistent with the documents in possession of the former managers. At the conclusion of this investigation and analysis, the Company determined that the unrecoverable costs associated with the cancelled sites should have been recognized in the second and third fiscal quarters of 2005.  As a result, the Company is concurrently filing this Amended Report on Form 10-Q and an amendment to its previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 to effect revisions reflecting the appropriate recognition of the unrecoverable costs in those periods.  The previously issued unaudited interim financial statements for those periods should no longer be relied upon.

The following table (in millions) shows the impact of the restatements of the relevant captions from the Company’s consolidated balance sheet as of June 30, 2005. These tables contain only the changed balances and do not represent the complete balance sheet.

	As
	Previously		As
	Reported	Adjustments	Restated
Accounts receivable, net	$131.1	$(1.8)	$129.3
Other current assets	6.9	1.2	8.1
Total current assets	168.0	(0.6)	167.4
Deferred tax assets, net	17.1	0.6	17.7
Accrued expenses	33.5	1.0	34.5
Total current liabilities	94.0	1.0	95.0
Total liabilities	97.2	1.0	98.2
Accumulated deficit	(87.6)	(1.0)	(88.6)
Total stockholders’ equity	230.6	(1.0)	229.6

The following tables (in millions, except for per share data) show the impact of the restatements of the relevant captions from the Company’s consolidated statements of operations for the three and six months ended June 30, 2005. These tables contain only the changed balances and do not represent the complete statements of operations.

	Three months ended June 30, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
Revenues	$110.8	$(1.8)	$109.0
Cost of revenues	85.1	(0.2)	84.9
Gross profit	25.7	(1.6)	24.1
Operating income	6.8	(1.6)	5.2
Income from continuing operations before taxes	6.9	(1.6)	5.3
Provision (benefit) for income taxes	2.6	(0.6)	2.0
Income from continuing operations	4.3	(1.0)	3.3
Net income	4.3	(1.0)	3.3
Basic earnings per common share:
Income from continuing operations	$0.06		$0.04
Diluted earnings per share:
Income from continuing operations	$0.06		$0.04
Weighted average common shares outstanding:
Basic	71.3		73.9
Diluted	74.8		74.8

	Six months ended June 30, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
Revenues	$212.0	$(1.8)	$210.2
Cost of revenues	163.5	(0.2)	163.3
Gross profit	48.5	(1.6)	46.9
Operating income	12.4	(1.6)	10.8
Income from continuing operations before taxes	12.5	(1.6)	10.9
Provision (benefit) for income taxes	4.7	(0.6)	4.1
Income from continuing operations	7.8	(1.0)	6.8
Net income	7.8	(1.0)	6.8
Basic earnings per common share:
Income from continuing operations	$0.11		$0.09
Diluted earnings per share:
Income from continuing operations	$0.10		$0.09
Weighted average common shares outstanding:
Basic	71.2		73.8
Diluted	75.4		75.4

The following table (in millions) shows the impact of the restatements of the relevant captions from the Company’s consolidated statements of cash flows for the six months ended June 30, 2005. These tables contain only the changed balances and do not represent the complete statements of cash flows.

	Six months ended June 30, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
Net income from continuing operations	$7.8	$(1.0)	$6.8
Deferred tax asset	3.0	(0.6)	2.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	10.0	1.8	11.8
Other assets	(0.7)	(1.2)	(1.9)
Accrued expenses	(6.7)	1.0	(5.7)

(c)    Fiscal Calendar and Basis of Presentation

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

(f)    Cash and Cash Equivalents, Restricted Cash, and Short-Term Investments

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

(g)    Revenue Recognition

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

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of wireless telecommunication sites in specific geographic markets. These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the project margin for the work performed. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” or “scope modifications” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable. Total net unbilled accounts receivable at December 31, 2004 and June 30, 2005 were $56.0 and $71.3 million, respectively. Total retainages included in accounts receivable were $1.9 million and $1.4 million at June 30, 2005 and December 31, 2004, respectively. Allowances for doubtful accounts as of December 31, 2004 and June 30, 2005 were $1.8 million and $0.7 million, respectively. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful toward assessing the risk of collectibility.

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

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Net income	$1.7	$3.3	$7.5	$6.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4.0)	(2.8)	(9.8)	(6.2)
Pro forma net income (loss)	$(2.3)	$0.5	$(2.3)	$0.6
Earnings (loss) per common share:
Basic—as reported	$0.02	$0.04	$0.10	$0.09
Basic—pro forma	$(0.03)	$0.01	$(0.03)	$0.01
Diluted—as reported	$0.02	$0.04	$0.10	$0.09
Diluted—pro forma	$(0.03)	$0.01	$(0.03)	$0.01
Weighted average shares:
Basic—as restated and pro forma	72.6	73.9	72.4	73.8
Diluted—as reported	75.5	74.8	76.2	75.4
Diluted—pro forma	68.3	74.8	66.2	75.4

(i)     Accrual for Unused Office Space

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

(j)     Tax Contingencies

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

(l)     Foreign Currency Translation

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

(2)   Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). As amended by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No 123 (Revised 2004), Share-Based Payment”, FAS 123R is effective for interim or annual periods beginning after June 15, 2005 (January 1, 2006 for the Company). The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R. If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1 (g).

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

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its operating results and its financial position.

In May 2005, the FASB issued Statement of Financial Standard No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(3)   Net Income Per Common Share

The Company calculates net income per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company adopted EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” on January 1, 2005. In accordance with EITF No. 03-6, the Company determined that its Series B Convertible Preferred Stock were participating securities, and therefore were required to be included in the weighted average basic shares. Accordingly, all prior year amounts presented have been restated to reflect the current year presentation. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income per share are presented below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Income from continuing operations	$4.2	$3.3	$10.2	$6.8
Weighted average shares, basic (restated)	72.6	73.9	72.4	73.8
Dilutive effect of stock options	2.9	0.9	3.8	1.6
Dilutive effect of contingently issuable shares pursuant to Employee Stock Purchase Plan	—	—	—	—
Weighted average shares, diluted	75.5	74.8	76.2	75.4
Basic income from continuing operations per share	$0.06	$0.04	$0.14	$0.09
Diluted income from continuing operations per share	$0.06	$0.04	$0.13	$0.09

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

	Three months ended June 30, 2004			Six months ended June 30, 2004
	As Reported	Pro forma Adjustments	Pro forma	As Reported	Pro forma Adjustments	Pro forma
Revenue	$102.7	$6.9	$109.6	$199.8	$13.4	$213.2
Operating income	$9.3	$0.7	$10.0	$16.4	$1.4	$17.8
Net income	$1.7	$0.5	$2.2	$7.5	$1.1	$8.6
Net income per common share:
Basic	$0.02		$0.03	$0.10		$0.12
Diluted	$0.02		$0.03	$0.10		$0.11
Weighted average shares outstanding:
Basic	72.6		72.6	72.4		72.4
Diluted	75.5		75.5	76.2		76.2

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Revenues:
Wireless Network Services	$75.5	$71.3	$147.0	$135.5
Government Network Services	12.1	21.4	23.3	41.3
Enterprise Network Services	15.1	16.3	29.5	33.4
Total revenues	$102.7	$109.0	$199.8	$210.2
Operating income:
Wireless Network Services	$6.7	$2.6	$11.8	$5.3
Government Network Services	1.3	2.0	2.4	4.1
Enterprise Network Services	1.3	0.6	2.2	1.4
Total operating income	$9.3	$5.2	$16.4	$10.8

Revenues derived by geographic region are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Revenues:
U.S.	$75.1	$83.5	$149.2	$164.7
Central and South America	17.8	18.1	33.4	29.9
Europe, Middle East and Africa	9.8	7.4	17.2	15.6
Total revenues	$102.7	$109.0	$199.8	$210.2

The Company had sales to one customer which comprised $23.5 million (21.6%) and $45.1 million (21.5%) of the Company’s total revenues for the three and six months ended June 30, 2005, respectively. Revenue for this customer is recorded in the Wireless Network Services segment. No other customer comprised ten percent of the total revenues for the three and six months ended June 30, 2005. The Company had sales to two separate customers which comprised $16.8 million (16.4%) and $10.8 million (10.5%) and $35.9 million (18.0%) and $23.0 million (11.5%) of the Company’s total revenues for the three and six months ended June 30, 2004, respectively.

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

•       Our effective tax rate for the quarter ended June 30, 2005 of 37.7% is expected to be the annual effective tax rate for 2005. The annual and interim period effective tax rate(s) for 2005 is slightly lower than the statutory rates due to the expected realization of certain tax benefits as a result of fiscal year 2005 forecasted income.

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

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2004  to the Three Months Ended June 30, 2005

Revenues.   Revenues increased from $102.7 million for the three months ended June 30, 2004, to $109 million for the three months ended June 30, 2005. The net increase of $6.3 million, or 6.1%, was derived primarily from higher domestic revenues and increased revenues from Latin America. Domestic revenues increased $8.4 million, resulting primarily from certain acquisitions that we consummated in our government network services business during the third quarter of 2004 and the first quarter of 2005, and increased revenue in our enterprise network business. The acquisitions contributed approximately $10.0 million of the domestic revenue growth. Revenues from international markets reflected a net decrease of $2.1 million between periods. The decrease is primarily attributed to reduced revenues in our EMEA operations, offset partially by increased revenue in Latin America primarily resulting from new contracts in Argentina and Brazil. Total revenue decreased in the second quarter of 2005 compared to the same period in 2004 by $4.2 million in our Wireless Network Services and increased by $1.2 million and $9.3 million in our Enterprise Network Services and Government Network Services segments, respectively.

Revenues by operating segment for the quarter ended June 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
		(Restated)
Wireless network services	$75.5	$71.3	$(4.2)	(5.6)%
Enterprise network services	15.1	16.3	1.2	7.9%
Government network services	12.1	21.4	9.3	76.9%
Total revenues	$102.7	$109.0	$6.3	6.1%

Revenues generated by geographic segment for the quarter ended June 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
		(Restated)
United States	$75.1	$83.5	$8.4	11.2%
EMEA	9.8	7.4	(2.4)	(24.5)%
Latin America	17.8	18.1	0.3	1.7%
Total revenues	$102.7	$109.0	$6.3	6.1%

Cost of Revenues.   Cost of revenues increased from $78.8 million for the three months ended June 30, 2004, to $84.9 million for the three months ended June 30, 2005. The $6.1 million or 7.7% increase resulted primarily from the corresponding increase in revenues during the second quarter of fiscal 2005. The net increase derived from our acquisitions was $7.6 million. Gross margin decreased from 23% for the three months ended June 30, 2004 to 22% for the same period in 2005.

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

Provision for Income Taxes.   Our effective income tax rate for the three months ended June 30, 2004 was 29% compared to a 37.7% tax rate for the three months ended June 30, 2005. The effective tax rate for the quarter ended June 30, 2004 is lower than provision rates in the same period of 2005 primarily because of the realization of certain tax benefits through the reduction of our valuation allowance, that was recorded in 2004.

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

Comparison of Results for the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2005

Revenues.   Revenues increased 5.2% from $199.8 million for the six months ended June 30, 2004 to $210.2 million for the six months ended June 30, 2005. The $10.4 million increase was attributable to higher domestic revenues of $15.5 million, offset by a decrease in EMEA revenues of $1.6 million, and a decrease of $3.5 million in our Latin America operations. Approximately $17.6 million of the revenue growth was attributed to the acquisitions made in 2004 and the first quarter of 2005. Total revenue decreased for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 by $11.5 million in our Wireless Network Services segment and increased by $3.9 million and $18.0 million in our Enterprise Network Services and Government Network Services segments, respectively.

Revenues by operating segment for the six months ended June 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
		(Restated)
Wireless network services	$147.0	$135.5	$(11.5)	(7.8)%
Enterprise network services	29.5	33.4	3.9	13.2%
Government network services	23.3	41.3	18.0	77.3%
Total revenues	$199.8	$210.2	$10.4	5.2%

Revenues generated by geographic segment for the six months ended June 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
		(Restated)
United States	$149.2	$164.7	$15.5	10.4%
EMEA	17.2	15.6	(1.6)	(9.3)%
Latin America	33.4	29.9	(3.5)	(10.5)%
Total revenues	$199.8	$210.2	$10.4	5.2%

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

Cost of Revenues.   Cost of revenues increased 6% from $154.2 million for the six months ended June 30, 2004 to $163.3 million for the six months ended June 30, 2005 primarily due to the corresponding aforementioned increase in total revenues. Gross margin decreased from 23% of total revenues for the six months ended June 30, 2004 to 22% for the same period in 2005. The increase in cost of revenues attributable to acquisitions made in 2004 and the first quarter of 2005 was approximately $13.3 million.

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

Cash from operations is primarily derived from our progress on customer contracts in progress and associated changes in working capital components. Cash used in continuing operations was $13.6 million for the six months ended June 30, 2004 while cash provided by continuing operations was $13.9 million for the six months ended June 30, 2005. The days sales outstanding decreased from 121 days to 108 days for the three months ending June 30, 2004 and 2005, respectively. We have continued to implement more aggressive collection strategies and control our overall operating expenses through more effective and efficient processes.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). As amended by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No 123 (Revised 2004), Share-Based Payment”, FAS 123R is effective for interim or annual periods beginning after June 15, 2005 (January 1, 2006 for the Company). The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R. If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1 (g).

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

As discussed in Note 1(b) to the June 30, 2005 financial statements, we determined that the financial statements as of and for the three and six months ended June 30, 2005 required revision for the matters described below.

On March 10, 2006, Wireless Facilities, Inc. (the “Company”) determined that its unaudited interim financial statements for the quarters ended July 1, 2005 and September 30, 2005 required revision to reflect the accounting impact of the cancellation of certain sites by its customer in Mexico during those periods.  The reason for the revisions was the Company’s determination that a customer in Mexico had cancelled sites in June, July and August of 2005 that the Company’s subsidiary in Mexico was building.  Although the Company had an agreement with its customer to build these sites, the terms and conditions of the agreement did not provide for recovery by the Company of costs incurred on in-process sites in the event of site cancellation, unless agreed to by the customer.

Senior management as well as the Audit Committee first became aware of communications regarding these site cancellations after the replacement of certain managers in these operations in the fourth quarter of 2005.  The replacement of these managers was prompted by certain control deficiencies and required improvements to the entity level control environment that the Company had identified in certain of its Latin American operations in the third quarter of 2005.  As the Company disclosed in Item 4 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed November 9, 2005, these control deficiencies included required improvements in the following areas; (i) contracts: a thorough review of all existing contractual documents was required to ensure that the Company has the proper formal contractual documentation necessary to support the project estimate at completion computation, and (ii) project costs: additional procedures were required to ensure that certain expenditures have been properly classified as project direct costs.

Shortly after the Company made the change in managers of these operations, information related to the site cancellations was brought for the first time to the attention of the Company’s executive management team who then commenced an investigation and analysis of such information under the oversight of the Audit Committee. During the in-depth review of this matter by the Company’s executive management team, it was discovered that the information concerning these sites, as reported by the former managers of these operations, was inconsistent with facts revealed in documents discovered by executive management conducting the investigation.  Also during the review, it became apparent that certain former managers had, in prior periods, reported the status of the cancelled sites to executive management in a manner which was inconsistent with the documents in possession of the former managers. At the conclusion of this investigation and analysis, the Company determined that the unrecoverable costs associated with the cancelled sites should have been recognized in the second and third fiscal quarters of 2005.  As a result, the Company is concurrently filing this amended report on Form 10-Q and an amendment to its previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 to effect revisions reflecting the appropriate recognition of the unrecoverable costs in those periods.  The previously issued unaudited interim financial statements for those periods should no longer be relied upon.

Our management has determined that these required revisions resulted from a material weakness in the entity level control environment at our Mexican subsidiary.  Management had replaced these managers at the end of the third quarter due to control deficiencies and required improvements that had been identified prior to the recent development which led to the restatement of our previously reported quarterly financial statements.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)).  Based upon that evaluation and taking into account the deficiencies discussed above, our Principal Executive Officer and Principal Financial Officer concluded that as of July 1, 2005, our disclosure controls and procedures were not effective at a reasonable level in timely alerting them to material information that is required to be included in our periodic filings with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION

Item 1A.     Risk Factors

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues in each fiscal period from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the quarter ended June 30, 2005, one customer comprised approximately 22% of our revenues, and our five largest customers accounted for approximately 46% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

We currently have international operations, including offices in Argentina, Brazil, China, Mexico, the United Kingdom, Sweden and Turkey. For the six months ended June 30, 2005, international operations accounted for approximately 21.6% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

2.2	Stock Purchase Agreement by and among Wireless Facilities, Inc., JMA Associates, Inc. d/b/a TLA Associates, and the Stockholders of JMA Associates, Inc., dated as of January 27, 2005.(5)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.(3)
3.4	Certificate of Designations, Preferences and Rights of Series C Preferred Stock. (6)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.(6)
10.50	2005 Equity Incentive Plan.(7)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2005.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2005.*
32.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                    Filed herewith.

(1)          Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.

(2)          Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.

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
Date: April 3, 2006