Form 10-Q/A
period 2005-09-30
WIRELESS FACILITIES INC
filed 2006-04-03
CIK 1069258

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

EXPLANATORY NOTE

Wireless Facilities, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2005 (this “Amendment”) to reflect the restatement of its consolidated financial statements for the fiscal quarter ended September 30, 2005 and to amend and restate Items 1, 2 and 4 of Part I, Item 6 of Part II and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 contained in the original filing made with the Securities and Exchange Commission on November 9, 2005 (the “Prior Report”). Please refer to Note 1(b) of the financial statements included in Item 1 for a description and quantification of the restatement.

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

WIRELESS FACILITIES, INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)
(unaudited)

	December 31, 2004	September 30, 2005
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$54.4	$16.1
Short-term investments	7.6	—
Restricted cash	—	0.4
Accounts receivable, net	131.4	149.0
Prepaid expenses	3.0	4.5
Employee loans and advances, net	0.6	0.5
Other current assets	8.4	11.8
Total current assets	205.4	182.3
Property and equipment, net	13.4	15.6
Goodwill	82.6	117.2
Other intangibles, net	6.4	7.8
Deferred tax assets, net	20.1	17.5
Investments in unconsolidated affiliates	2.1	2.1
Other assets	0.7	1.2
Total assets	$330.7	$343.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31.7	$31.5
Accrued expenses	29.2	40.5
Accounts payable—related party	1.0	1.0
Billings in excess of costs on contracts	7.7	6.5
Tax contingencies	15.0	15.2
Accrual for contingent acquisition consideration	14.6	6.4
Accrual for unused office space	0.9	0.5
Income taxes payable, net	5.6	3.1
Capital lease obligations short-term	0.2	0.3
Current liabilities of discontinued operations	0.8	—
Total current liabilities	106.7	105.0
Accrual for unused office space, net of current portion	1.7	1.3
Capital lease obligations, net of current portion	—	0.5
Other liabilities	1.3	1.3
Total liabilities	109.7	108.1
Minority interest in subsidiary	0.3	0.3
Commitments and contingencies (Note 1)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized
Series B Convertible Preferred Stock, $.001 par value, 25,483 shares outstanding at December 31, 2004 and September 30, 2005, respectively (liquidation preference $12.7)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 71,103,301 and 71,708,786 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	0.1	—
Additional paid-in capital	319.8	322.8
Accumulated deficit	(95.4)	(83.4)
Accumulated other comprehensive loss	(3.8)	(4.1)
Total stockholders’ equity	220.7	235.3
Total liabilities and stockholders’ equity	$330.7	$343.7

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Revenues	$95.8	$105.9	$295.6	$316.1
Cost of revenues	82.4	83.4	236.6	246.7
Gross profit	13.4	22.5	59.0	69.4
Selling, general and administrative expenses	15.6	18.3	44.8	54.4
Contingent acquisition consideration and restatement fees	13.9	(2.5)	13.9	(2.5)
Operating income (loss)	(16.1)	6.7	0.3	17.5
Other income (expense), net:
Interest income, net	—	—	0.1	0.1
Foreign currency transaction gain (loss)	0.1	(0.2)	(0.1)	0.1
Impairment of investment in unconsolidated affiliate and other expenses, net	0.2	—	(2.7)	(0.3)
Other income (expense), net	0.3	(0.2)	(2.7)	(0.1)
Income (loss) from continuing operations before income taxes	(15.8)	6.5	(2.4)	17.4
Provision (benefit) for income taxes	(0.8)	1.4	2.4	5.5
Income (loss) from continuing operations	(15.0)	5.1	(4.8)	11.9
Income (loss) from discontinued operations	0.1	0.1	(2.6)	0.1
Net income (loss)	$(14.9)	5.2	$(7.4)	$12.0
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.22)	$0.07	$(0.07)	$0.16
Income (loss) from discontinued operations	0.00	0.00	(0.04)	0.00
Net income (loss)	$(0.22)	$0.07	$(0.11)	$0.16
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.22)	$0.07	$(0.07)	$0.16
Income (loss) from discontinued operations	(0.00)	0.00	(0.04)	0.00
Net income (loss)	$(0.22)	$0.07	$(0.11)	$0.16
Weighted average common shares outstanding:
Basic	68.9	74.2	67.1	74.0
Diluted	68.9	75.3	67.1	75.4

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine months ended September 30,
	2004	2005
		(Restated)
Operating activities:
Net Income (loss) from continuing operations	$(4.8)	$11.9
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5.5	6.1
Deferred tax asset	0.4	3.1
Net loss on disposition of fixed assets	—	0.6
Credit for doubtful accounts	(0.6)	—
Equity loss in unconsolidated affiliates, including impairment charges	3.1	—
Stock based compensation expense	0.2	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28.9)	(7.8)
Accounts receivable—related party	0.2	(0.1)
Prepaid expenses	(0.9)	(1.2)
Other assets	2.0	(5.6)
Accounts payable	7.3	(1.0)
Accrued expenses	6.3	8.9
Tax contingencies	—	(0.2)
Billings in excess of costs on completed contracts	(1.5)	(1.2)
Accrual for unused office space	(0.8)	(0.8)
Accrual for contingent consideration related to acquisitions	12.4	(2.2)
Other liabilities	3.3	(2.7)
Net cash provided by continuing operations	3.2	7.9
Income (loss) from discontinued operations	(2.6)	0.1
Changes in net assets and liabilities of discontinued operations	2.3	(0.7)
Net cash used in discontinued operations	(0.3)	(0.6)
Net cash provided by operating activities	2.9	7.3
Investing activities:
Capital expenditures	(6.3)	(6.7)
Proceeds from sale of short-term investments	26.3	7.6
Investment in unconsolidated subsidiary	(1.0)	—
Increase in restricted cash	—	(0.4)
Cash paid for contingent acquisition consideration	(8.3)	(16.1)
Cash paid for Company acquisitions, net of cash received	(53.9)	(33.4)
Net cash used in investing activities	(43.2)	(49.0)
Financing activities:
Proceeds from issuance of common stock	6.4	1.7
Proceeds from issuance of common stock under employee stock purchase plan	2.0	1.8
Repayment of capital lease obligations	(0.4)	(0.1)
Net cash provided by financing activities	8.0	3.4
Effect of exchange rate on cash and cash equivalents	(0.4)	—
Net decrease in cash and cash equivalents	(32.7)	(38.3)
Cash and cash equivalents at beginning of period	86.6	54.4
Cash and cash equivalents at end of period	$53.9	$16.1
Supplemental disclosure of cash flow information:
Cash received during the period for interest	$0.2	$0.2
Net cash refunded (paid) during the period for income taxes	$0.2	$(4.4)
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$62.1	$40.0
Cash paid for acquisitions	55.0	33.4
Liabilities assumed in acquisitions	$7.1	$6.6

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

Senior management as well as the Audit Committee first became aware of communications regarding these site cancellations after the replacement of certain managers in these operations in the fourth quarter of 2005.  The replacement of these managers was prompted by certain control deficiencies and required improvements to the entity level control environment that the Company had identified in certain of its Latin American operations in the third quarter of 2005.  As the Company disclosed in Item 4 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, as filed November 9, 2005, these control deficiencies included required improvements in the following areas; (i) contracts: a thorough review of all existing contractual documents was required to ensure that the Company has the proper formal contractual documentation necessary to support the project estimate at completion computation, and (ii) project costs: additional procedures were required to ensure that certain expenditures have been properly classified as project direct costs.

Shortly after the Company made the change in managers of these operations, information related to the site cancellations was brought for the first time to the attention of the Company’s executive management team who then commenced an investigation and analysis of such information under the oversight of the Audit Committee. During the in-depth review of this matter by the Company’s executive management team, it was discovered that the information concerning these sites, as reported by the former managers of these operations, was inconsistent with facts revealed in documents discovered by executive management conducting the investigation.  Also during the review, it became apparent that certain former managers had, in prior periods, reported the status of the cancelled sites to executive management in a manner which was inconsistent with the documents in possession of the former managers. At the conclusion of this investigation and analysis, the Company determined that the unrecoverable costs associated with the cancelled sites should have been recognized in the second and third fiscal quarters of 2005.  As a result, the Company is concurrently filing this amended Report on Form 10-Q and an amendment to its previously filed Quarterly Report on Form 10-Q for the quarter ended July 1, 2005 to effect revisions reflecting the appropriate recognition of the unrecoverable costs in those periods.  The previously issued unaudited interim financial statements for those periods should no longer be relied upon.

The following table (in millions) shows the impact of the restatements of the relevant captions from the Company’s consolidated balance sheet as of September 30, 2005. These tables contain only the changed balances and do not represent the complete balance sheet.

	As Previously Reported	Adjustments	As Restated
Accounts receivable, net	$154.3	$(5.3)	$149.0
Other current assets	7.8	4.0	11.8
Total current assets	183.6	(1.3)	182.3
Deferred tax assets, net	16.4	1.1	17.5
Total assets	343.9	(0.2)	343.7
Accrued expenses	39.1	1.4	40.5
Total current liabilities	103.6	1.4	105.0
Total liabilities	106.7	1.4	108.1
Accumulated deficit	(81.8)	(1.6)	(83.4)
Total stockholders’ equity	236.9	(1.6)	235.3
Total liabilities and stockholders’ equity	343.9	(0.2)	343.7

The following tables (in millions, except for per share data) show the impact of the restatements of the relevant captions from the Company’s consolidated statements of operations for the three and nine months ended September 30, 2005. These tables contain only the changed balances and do not represent the complete statements of operations.

	Three months ended September 30, 2005
	As Previously Reported	Adjustments	As Restated
Revenues	$108.9	$(3.0)	$105.9
Cost of revenues	85.8	(2.4)	83.4
Gross profit	23.1	(0.6)	22.5
Selling, general and administrative expenses	17.8	0.5	18.3
Operating income	7.8	(1.1)	6.7
Income from continuing operations before taxes	7.6	(1.1)	6.5
Provision (benefit) for income taxes	1.9	(0.5)	1.4
Income from continuing operations	5.7	(0.6)	5.1
Net income	5.8	(0.6)	5.2
Basic earnings per common share:
Income from continuing operations	$0.08		$0.07
Diluted earnings per share:
Income from continuing operations	$0.08		$0.07
Weighted average common shares outstanding:
Basic	71.7		74.2
Diluted	75.3		75.3

	Nine months ended September 30, 2005
	As Previously Reported	Adjustments	As Restated
Revenues	$320.9	$(4.8)	$316.1
Cost of revenues	249.3	(2.6)	246.7
Gross profit	71.6	(2.2)	69.4
Selling, general and administrative expense	53.9	0.5	54.4
Operating income	20.2	(2.7)	17.5
Income from continuing operations before taxes	20.1	(2.7)	17.4
Provision (benefit) for income taxes	6.6	(1.1)	5.5
Income from continuing operations	13.5	(1.6)	11.9
Net income	13.6	(1.6)	12.0
Basic earnings per common share:
Income from continuing operations	$0.19		$0.16
Diluted earnings per share:
Income from continuing operations	$0.18		$0.16
Weighted average common shares outstanding:
Basic	71.4		74.0
Diluted	75.4		75.4

The following table (in millions) shows the impact of the restatements of the relevant captions from the Company’s consolidated statements of cash flows for the nine months ended September 30, 2005. These tables contain only the changed balances and do not represent the complete statements of cash flows.

	Nine months ended September 30, 2005
	As Previously Reported	Adjustments	As Restated
Net income from continuing operations	$13.5	$(1.6)	$11.9
Deferred tax asset	4.2	(1.1)	3.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13.1)	5.3	(7.8)
Other assets	(1.6)	(4.0)	(5.6)
Accrued expenses	7.5	1.4	8.9

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

	September 30, 2005
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$6.4	$6.4
Money market	9.7	9.7
Cash and cash equivalents	16.1	16.1
Restricted Cash:	0.4	0.4
Cash and cash equivalents and restricted cash	$16.5	$16.5

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

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of wireless telecommunication sites in specific geographic markets. These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the project margin for the work performed. Furthermore, certain additional provisions indemnify the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” or “scope modifications” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized and, hence, any allowance for unbilled trade accounts receivable. Total net unbilled accounts receivable at December 31, 2004 and September 30, 2005 were $56.0 and $80.1 million, respectively. Total retainages included in accounts receivable were $1.4 million and $1.8 million at December 31, 2004 and September 30, 2005, respectively. Allowances for doubtful accounts as of December 31, 2004 and September 30, 2005 were $1.7 million and $0.9 million, respectively. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful toward assessing the risk of collectibility.

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

Had compensation expense been recognized for stock-based compensation plans under the fair value method in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Net income (loss)—as reported	$(14.9)	$5.2	$(7.4)	$12.0
Add back : Actual stock - based compensation expense included in net earnings	—	—	0.2	0.1
Total stock-based employee compensation expense determined under fair value based method for all awards	(4.0)	(7.3)	(13.8)	(13.9)
Pro forma net loss	$(18.9)	$(2.1)	$(21.0)	$(1.8)
Earnings (loss) per common share:
Basic—as reported	$(0.22)	$0.07	$(0.11)	$0.16
Basic—pro forma	$(0.27)	$(0.03)	$(0.31)	$(0.02)
Diluted—as reported	$(0.22)	$0.07	$(0.11)	$0.16
Diluted—pro forma	$(0.27)	$(0.03)	$(0.31)	$(0.02)
Weighted average shares:
Basic—as restated and pro forma	68.9	74.2	67.1	74.0
Diluted—as reported	68.9	75.3	67.1	75.4
Diluted—pro forma	68.9	75.3	67.1	75.4

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

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2004, the Company recorded a decrease to the allowance for deferred tax assets of $2.3 million. Through September 30, 2005, the Company realized three consecutive quarters of consolidated profitability. This favorable trend, combined with forecasted consolidated operating profits, resulted in a decrease to the allowance for deferred tax assets of $0.9 million in the quarter ending September 30, 2005.

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

(2)          Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). As amended by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No 123 (Revised 2004), Share—Based Payment”, FAS 123R is effective for interim or annual periods beginning after June 15, 2005 (January 1, 2006 for the Company). The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R. If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1 (g).

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

(3)          Net Income Per Common Share

The Company calculates net income per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company adopted EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” on January 1, 2005. In accordance with EITF No. 03-6, the Company determined that its Series B Convertible Preferred Stock were participating securities, and therefore were required to be included in the weighted average basic shares, when dilutive. Accordingly, all prior year amounts presented have been restated to reflect the current year presentation. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income per share are presented below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Income (loss) from continuing operations	(15.0)	5.1	(4.8)	11.9
Weighted average shares common shares outstanding
Basic	68.9	74.2	67.1	74.0
Effect of dilutive stock options	—	1.1	—	1.4
Weighted average shares, diluted	68.9	75.3	67.1	75.4
Basic net income (loss) from continuing operations per share	(0.22)	0.07	(0.07)	0.16
Diluted net income (loss) from continuing operations per share	(0.22)	0.07	(0.07)	0.16

The following instruments were not included in the calculation of diluted net income per share because the effect of these instruments was anti-dilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Stock options	1.7	—	3.2	—
Series B Convertible Preferred Stock	4.2	—	5.4	—
Contingently issuable shares pursuant to Employee Stock Purchase Plan	0.1	—	0.1	—
Total anti-dilutive instruments	6.0	—	8.7	—
Average market value of stock per share	$6.90	$5.88	$10.27	$6.47
Average outstanding stock option price per share	$9.44	$8.56	$9.44	$8.56

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

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	As Reported	Pro forma Adjustments	Pro forma	As Reported	Pro forma Adjustments	Pro forma
Revenue	$95.8	$7.1	$102.9	$295.6	$20.4	$316.0
Income (loss) from continuing operations	$(15.0)	$1.1	$(13.9)	$(4.8)	$2.4	$(2.4)
Net income (loss)	$(14.9)	$1.1	$(13.8)	$(7.4)	$2.4	$(5.0)
Net income per common share:
Basic	$(0.22)		$(0.20)	$(0.11)		$(0.07)
Diluted	$(0.22)		$(0.20)	$(0.11)		$(0.07)
Weighted average shares outstanding:
Basic	68.9		68.9	67.1		67.1
Diluted	68.9		68.9	67.1		67.1

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As Restated	Pro forma Adjustments	Pro forma	As Restated	Pro forma Adjustments	Pro forma
Revenue	$105.9	$—	$105.9	$316.1	$2.0	$318.1
Operating income	$6.7	$—	$6.7	$17.5	$(1.6)	$15.9
Net income	$5.2	$—	$5.2	$12.0	$(1.6)	$10.4
Net income per common share:
Basic	$0.07		$0.07	$0.16		$0.14
Diluted	$0.07		$0.07	$0.16		$0.14
Weighted average shares outstanding:
Basic	74.2		74.2	74.0		74.0
Diluted	75.3		75.3	75.4		75.4

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Revenues:
Wireless Network Services	$65.2	$68.4	$212.2	$203.9
Government Network Services	14.6	21.4	37.9	62.7
Enterprise Network Services	16.0	16.1	45.5	49.5
Total revenues	$95.8	$105.9	$295.6	$316.1
Operating income (loss):
Wireless Network Services	$(5.8)	$0.7	$6.0	$6.0
Government Network Services	1.3	2.2	3.7	5.2
Enterprise Network Services	(11.6)	3.8	(9.4)	6.3
Total operating income (loss)	$(16.1)	$6.7	$0.3	$17.5

Revenues derived by geographic region are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
		(Restated)		(Restated)
Revenues:
U.S.	$67.9	$86.7	$217.1	$251.4
Central and South America	18.6	13.0	52.0	42.9
Europe, Middle East and Africa	9.3	6.2	26.5	21.8
Total revenues	$95.8	$105.9	$295.6	$316.1

The Company had sales to two separate customers which comprised $14.4 million (15.0%) and $12.1 million (12.6%) and $50.3 million (17.0%) and $35.4 million (12.0%) of the Company’s revenues for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2005, the Company had sales to two separate customers which comprised $28.3 million (26.7%) and $6.9 million (6.5%) and $73.4 million (23.2%) and $22.5 million (7.1%) of the Company’s revenues, respectively. Revenues for these customers are recorded in the Wireless Network Services segment.

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

•       We expect our annual effective tax rate to increase from our effective tax rate for the quarter ended September 30, 2005 of 22.0%. The effective tax rate for the quarter ended September 30, 2005 was positively impacted by the reduction of our valuation accounts related to our net operating losses, which the Company does not expect to occur in the fourth quarter of 2005.

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

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2005

Revenues.   Revenues increased from $95.8 million for the three months ended September 30, 2004, to $105.9 million for the three months ended September 30, 2005. The net increase of $10.1 million (10.5%) was derived from higher domestic revenues in our Wireless Network Services and our Government Network Services businesses, offset partially by decreased international revenues from Latin America and our EMEA divisions. Domestic revenues increased $18.8 million, resulting in part from growth in our domestic carrier business, and to a lesser degree due to acquisitions that we consummated at the end of 2004 and in the first quarter of 2005. The acquisitions contributed approximately $7.7 million of the domestic revenue growth. Revenues from international markets reflected a net decrease of $8.7 million between periods. The decrease is due in part to our operations in Latin America of approximately $1.8 million in reduced revenues as a result of changes in estimates on certain of our fixed price contracts and $3.0 million due to the cancellation of sales for which we are unable to recover the costs we incurred to build these sites. Certain of these adjustments were related to work performed out of scope and additional work which we have not received formal contractual change orders or formal contractual pricing increases from our customers. Our EMEA operations also experienced $3.1 million in decreased revenues resulting from the completion of a certain project in 2004. Total revenue increased in the third quarter of 2005 compared to the same period in 2004 by $3.2 million in our Wireless Network Services segment, $6.8 million in our Government Network Services segment, and $0.1 million in our Enterprise Network Services segment.

Revenues by operating segment for the quarter ended September 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
Wireless network services	$65.2	$68.4	$3.2	4.9%
Government network services	14.6	21.4	6.8	46.6%
Enterprise network services	16.0	16.1	0.1	0.6%
Total revenues	$95.8	$105.9	$10.1	10.5%

Revenues generated by geographic segment for the quarter ended September 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
United States	$67.9	$86.7	$18.8	27.7%
EMEA	9.3	6.2	(3.1)	(33.3)%
Latin America	18.6	13.0	(5.6)	(30.1)%
Total revenues	$95.8	$105.9	$10.1	10.5%

Cost of Revenues.   Cost of revenues increased from $82.4 million for the three months ended September 30, 2004, to $83.4 million for the three months ended September 30, 2005. The $1.0 million or 1% increase resulted primarily from the corresponding increase in revenues during the third quarter of fiscal 2005 as well as due to increased contract costs identified during the third quarter on certain of our projects in Latin America as described previously. These costs represent an increase in estimated costs of approximately $1.4 million on certain contracts due to poor program management which resulted in cost overruns. The net increase derived from our acquisitions was $2.0 million. Gross margin increased from 14% for the three months ended September 30, 2004, to 21% for the three months ended September 30, 2005. The gross margin for the quarter ended September 30, 2005 includes the negative reductions discussed previously, comprised of $1.8 million in revenue decreases and $1.4 million in increased contractual costs. Included in the gross margin for the quarter ended September 30, 2004 is a reduction of $9.8 million resulting primarily from increases in estimated costs for contracts signed in 2003. The reduction in gross margin in 2004 also reflects an increase in estimated costs on other contracts that were identified during the third quarter 2004.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased from $15.6 million for the three months ended September 30, 2004, to $18.3 million for the three months ended September 30, 2005. As a percentage of revenues, selling, general and administrative expenses increased slightly from 16.2% in the third quarter of 2004 to 17.3% in the same period in 2005. The increase of $2.7 million is primarily due to selling, general and administrative expenses incurred by our acquired entity of approximately $0.9 million and increased accounting and contract administration costs primarily incurred due to changes we have made related to compliance with the Sarbanes Oxley Act and increased infrastructure costs necessary to support the revenue growth.

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

Provision (Benefit) for Income Taxes.   Our effective income tax rate for the three months ended September 30, 2004 was a 5% tax benefit compared to a 21% tax provision for the three months ended September 30, 2005. The effective tax rate for the quarter ended September 30, 2005 is lower than Federal and State statutory rates due to the reduction of valuation allowance accounts that we realized in the third quarter of 2005 related to our net operating losses from prior years.

Income from Discontinued Operations.   Income from discontinued operations was $0.1 million for the three months ended September 30, 2004 and 2005.

Comparison of Results for the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2005

Revenues.   Revenues increased 6.9% from $295.6 million for the nine months ended September 30, 2004 to $316.1 million for the nine months ended September 30, 2005. The $20.5 million increase was attributable to higher domestic revenues of $34.3 million offset by reduced international revenues in our EMEA operations of $4.7 million and decreased revenues of $9.1 million in our Latin America operations. Approximately $15.7 million of the revenue growth was attributed to the acquisitions made in the first quarter of 2005. Total revenue increased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 by $24.8 million and $4.0 million in our Government Network Services and Enterprise Network Services segments, respectively, offset partially by decreased revenues of $8.3 million in our Wireless Network Services segment resulting from the decreased revenues in our international operations. The revenues for our Latin America operations include the $1.8 million revenue reductions due to contractual adjustments that were identified in the third quarter of 2005 that was discussed above, as well as a $4.8 million reduction as a result of the cancellation of sites for which we are unable to recover the costs we incurred to build these sites.

Revenues by operating segment for the nine months ended September 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
Wireless network services	$212.2	$203.9	$(8.3)	(3.9)%
Government network services	37.9	62.7	24.8	65.4%
Enterprise network services	45.5	49.5	4.0	8.8%
Total revenues	$295.6	$316.1	$20.5	6.9%

Revenues generated by geographic segment for the nine months ended September 30, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
United States	$217.1	$251.4	$34.3	15.8%
EMEA	26.5	21.8	(4.7)	(17.7)%
Latin America	52.0	42.9	(9.1)	(17.5)%
Total revenues	$295.6	$316.1	$20.5	6.9%

As described in the section ”Critical Accounting Principles and Estimates” and in the footnotes to our unaudited consolidated financial statements, a significant portion of our revenue is derived from fixed price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors. Other than the adjustments to the Latin America contracts discussed previously, the effect of revenue and margin adjustments on all other contracts both positive and negative, when evaluated in total were deemed to be immaterial to the consolidated financial statements.

Cost of Revenues.   Cost of revenues increased 4.3% from $236.6 million for the nine months ended September 30, 2004 to $246.7 million for the nine months ended September 30, 2005 primarily due to the corresponding aforementioned increase in total revenues. Gross margin was 20.0% of total revenues for the nine months ended September 30, 2004, compared to 22% for the nine months ended September 30, 2005. Gross margin for the nine months ended September 30, 2005 was negatively impacted by approximately $3.2 million in reductions to gross margin resulting from revenue reductions due to contractual adjustments and cost overruns that we identified through our internal reviews resulting in a change in estimates on certain of our fixed price contracts in Latin America as discussed previously. Included in the gross margin for the nine months ended September 30, 2004 is a reduction of $9.8 million resulting primarily from increases in estimated costs for contracts signed in 2003. The reduction in gross margin in 2004 also reflects an increase in estimated costs on other contracts that were identified during the third quarter of 2004. The increase in cost of revenues attributable to acquisitions made in 2005 was approximately $11.9 million.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased 21% from $44.8 million for the nine months ended September 30, 2004 to $54.4 million for the nine months ended September 30, 2005. As a percentage of revenues, selling, general and administrative expenses increased from 15.2% in the nine months ended September 30, 2004 to 17.2% in the same period in 2005. The increase of $9.6 million is primarily due to selling, general and administrative expenses incurred by our acquired entity of approximately $1.5 million and increased accounting and contract administration costs primarily incurred due to changes we have made related to compliance with the Sarbanes Oxley Act and increased infrastructure costs necessary to support the revenue growth.

Other Income (Expense), Net.   For the nine months ended September 30, 2004, net other expense was $2.7 million compared to $0.1 million for the nine months ended September 30, 2005. The decrease of $2.6 million was primarily attributed to a $3.1 million investment asset impairment recorded in the second quarter of 2004.

Provision (Benefit) for Income Taxes.   Our effective income tax rate for the nine months ended September 30, 2004 was (100%) compared to a 32% tax rate for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2005 is lower than Federal and State statutory rates primarily because of the realization of certain tax benefits through the reduction of our valuation allowance. The effective tax rate for the nine months ended September 30, 2004 was impacted by certain permanent items for which the Company did not provide a benefit.

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

Cash from operations is primarily derived from our progress on customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations for the nine months ended September 30, 2004 and 2005 was $3.2 million and $7.9 million, respectively. The days sales outstanding increased from 124 days to 128 days for the three months ending September 30, 2004 and 2005, respectively. The increase in days sales outstanding was expected, and is primarily the result of the stage of progress on some of our large turnkey deployment contracts, largely in Latin America but to a lesser degree in the U.S. as well. Under these contracts, we are not contractually permitted to invoice our customers for the costs that we have incurred until we complete certain phases of preparation and contruction, and accomplish certain contractual milestones. Because a number of sites in our larger turnkey projects were in the cost-intensive construction phase during the third quarter, we had not met the next milestone and could not bill those costs. We expect to be complete with this phase on a number of our projects in the fourth quarter and to be able to invoice our customers for these costs that we have incurred. We have continued to implement more aggressive collection strategies and control our overall operating expenses through more effective and efficient processes.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). As amended by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No 123 (Revised 2004), Share—Based Payment”, FAS 123R is effective for interim or annual periods beginning after June 15, 2005 (January 1, 2006 for the Company). The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R. If the Company continues to use the Black Scholes method, the Company does not believe the impact will be materially different than the pro forma disclosure in Note 1(g).

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

As discussed in Note 1(b) to the September 30, 2005 financial statements, we determined that the financial statements as of and for the three and nine months ended September 30, 2005 required revision for the matters described below.

On March 10, 2006, Wireless Facilities, Inc. (the “Company”) determined that its unaudited interim financial statements for the quarters ended July 1, 2005 and September 30, 2005 required revision to reflect the cancellation of certain sites by its customer in Mexico during those periods.  The reason for the revisions was the Company’s determination that a customer in Mexico had cancelled sites in June, July and August of 2005 that the Company’s subsidiary in Mexico was building.  Although the Company had an agreement with its customer to build these sites, the terms and conditions of the agreement did not provide for recovery by the Company of costs incurred on in-process sites in the event of site cancellation, unless agreed to by the customer.

The Audit Committee and senior management first became aware of communications regarding these site cancellations after the replacement of certain managers in these operations in the fourth quarter of 2005.  The replacement of these managers was prompted by certain control deficiencies and required improvements to the entity level control environment that the Company had identified in certain of its Latin American operations in the third quarter of 2005.  As the Company disclosed in Item 4 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed November 9, 2005, these control deficiencies included required improvements in the following areas; (i) contracts: a thorough review of all existing contractual documents was required to ensure that the Company has the proper formal contractual documentation necessary to support the project estimate at completion computation, and (ii) project costs: additional procedures were required to ensure that certain expenditures have been properly classified as project direct costs.

Shortly after the Company made the change in managers of these operations, information related to the site cancellations was brought for the first time to the attention of the Company’s executive management team who then commenced an investigation and analysis of such information under the oversight of the Audit Committee. During the in-depth review of this matter by the Company’s executive management team, it was discovered that the information concerning these sites, as reported by the former managers of these operations, was inconsistent with facts revealed in documents discovered by executive management conducting the investigation.  Also during the review, it became apparent that certain former managers had, in prior periods, reported the status of the cancelled sites to executive management in a manner which was inconsistent with the documents in possession of the former managers. At the conclusion of this investigation and analysis, and after consulting with Grant Thornton LLP, the Company’s independent auditors, the Company determined that the unrecoverable costs associated with the cancelled sites should have been recognized in the second and third fiscal quarters of 2005.  As a result, the Company is concurrently filing this amended Report on Form 10-Q and an amendments to its previously filed Quarterly Reports on Form 10-Q for the quarters ended July 1, 2005 and September 30, 2005 to effect restatementsrevisions reflecting the appropriate recognition of the unrecoverable costs in those periods.  The previously issued unaudited interim financial statements for those periods should no longer be relied upon.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)).  Based upon that evaluation and taking into account the deficiencies discussed above, our Principal Executive Officer and Principal Financial Officer concluded that as of July 1September 30, 2005, our disclosure controls and procedures were not effective at a reasonable level in timely alerting them to material information that is required to be included in our periodic filings with the Securities and Exchange Commission.We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the nine months ended September 30, 2005, we had two separate customers which comprised 23.2% and 7.1% of our revenues, and our five largest customers accounted for approximately 47.3% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

We currently have international operations, including offices in Argentina, Brazil, China, Mexico, United Kingdom, Sweden and Turkey. For the nine months ended September 30, 2005, international operations accounted for approximately 20.4% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Date: April 3, 2006