Form 10-K
period 2005-12-30
WIRELESS FACILITIES INC
filed 2006-04-03
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

WIRELESS FACILITIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4810 Eastgate Mall
San Diego, CA 92121
(858) 228-2000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $0.001
Rights to Purchase Shares of Series C Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act);

Large accelerated filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates as of the last business day of most recently completed second fiscal quarter (July 1, 2005) was approximately $289.7 million, based on the closing sale price on the NASDAQ market exchange on that date.*

The number of shares outstanding of the Registrant’s Common Stock was 72,278,925 as of February 28, 2006.

*                     Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 5% of the Common Stock outstanding on July 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s proxy statement for the 2006 annual meeting of stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year ended December 30, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

WIRELESS FACILITIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wfinet.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We operate and report using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years will consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2004 fiscal year ended on December 31, 2004, however, our 2005 fiscal year ended on December 30, 2005, but we present our 2005 fiscal year as ending on December 31, 2005.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998. We consummated our initial public offering on November 5, 1999. Our principal executive office is located at 4810 Eastgate Mall, San Diego, California 92121. Our telephone number is (858) 228-2000.

Description of the Business

General

We are an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government, and enterprise customers.

The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. As part of our strategy, we are technology and vendor independent. We believe that this aligns our goals with those of our customers and enables us to objectively evaluate and recommend specific products or technologies. We provide network engineering and deployment services to wireless carriers including, but not limited to, (in alphabetical order) Cingular, O2, Orange, Sprint, T-Mobile, Verizon Wireless and Vodafone and equipment vendors such as Ericsson, Nortel and Siemens. Our key value proposition to our customers in addition to our vendor and technology independence is our ability to provide engineering expertise across a wide range of cellular technologies and equipment platforms. Our work for the federal government primarily involves network engineering and infrastructure development, network security, logistics automation and RFID solutions, systems engineering, systems integration, and the outsourcing of technical services such as operational testing and evaluation. Our work for enterprise customers primarily involves the design, deployment, and integration of voice, data, security and other in-building systems and is focused on opportunities to provide converged IP and wireless networks to Fortune 1000 companies, public facilities, and municipal agencies.

Operating Segments

Our three operating segments are our Wireless Network Services segment, our Enterprise Network Services segment, and our Government Network Services segment, also known as WFI Government Services, Inc.

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

•       Site Development. Site development experts acquire the rights to build wireless transmission sites, gain zoning approvals, secure building permits, and manage the deployment process.

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

The technology consulting practice in our EMEA (Europe, Middle East and Asia) operations leverages more than a decade of our telecommunication industry experience in designing and deploying communications networks and implementing advanced technologies. Our vendor and technology independence together with our industry experience provide the foundation for analyzing the marketplace objectively and offering customized solutions for European customers. The consulting practice focuses on risk management, program and project management, marketing consultancy, business planning and transformation, due diligence and advanced technologies. We are targeting our consulting services to existing and potential new customers across the EMEA region.

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

Customer Value Proposition

Technology and Vendor Independence for both Mobile and Fixed Wireless Operations.   We have experience in all major wireless technologies, including: CDMA, TDMA, GSM, GPRS, EDGE, EV-DO, UMTS, HSDPA, iDEN, WiMax and WiFi. The critical components of our ability to meet and exceed customer expectations are our broad scope of services, our technical expertise and our technology and vendor agnosticism. Such independence allows WFI to offer its customers the most technologically advanced, objective and appropriate suite of solutions available based solely on the customer’s requirements.

Depth and Scale.   Our principal asset is our staff, 92% of whom work directly on customer projects. Our technological expertise and industry knowledge have enabled us to form strong customer relationships with established carriers and equipment vendors. We believe our expertise in each of the major wireless technologies enhances our ability to customize services to meet the needs of our customer base. Our resources are available globally, allowing us the ability to respond quickly to customer needs.

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

Fixed-Price and Time-Certain Delivery.   A significant portion of our WNS services (59% during fiscal year 2005) are sold primarily on a fixed-price, time-certain basis, where our customers pay by project increments according to defined results on a per-unit basis project site (as defined in the agreement based on milestones), rather than by the hour. By selling our services primarily on a fixed-price, time-certain basis, our customers can better forecast their capital expenditures and operating expenditures more accurately.

Enterprise Network Services Segment

Our Enterprise Network Services segment provides system design, deployment, integration, monitoring and support services for enterprise networks. Enterprise networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire alarm. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. We aim to meet the needs of any business enterprise by understanding the needs of the particular entity, sifting through the multiple solutions and complex technologies available in the marketplace and designing, deploying, managing and maintaining a cost-effective and integrated solution that is capable of evolving as the needs of the client change with time. Our target markets are retail, healthcare, education, municipal government and public facilities. Our commitment to these markets and our proven ability to provide feature-rich, cost-effective solutions has allowed us to become one of the larger independent integrators for these types of systems. Enterprise Network Services ranked as the 11th largest integrator in the U.S. in 2004 according to Security Distributors Magazine and was at that time the 2nd largest independent integrator in the nation.

Historically, the largest systems integrators serving such markets have been divisions of larger companies that also manufactured proprietary security and building automation products. As security and building systems evolve from stand-alone products into integrated systems, the demand for enterprise solutions such as those offered by us are expected to increase. Fortune 1000 companies are increasingly showing a tendency to select independent “vendor agnostic” service providers, allowing our independence to become an important differentiator. As open standards and IP-based architecture continue to supplant vendor proprietary protocols and products in the marketplace, we believe our independent position will allow us to capture an increasing share of the systems integration market.

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

Municipal WiFi networks are becoming increasingly popular among our nation’s communities, both large and small. These communication networks vary in design and function from city to city. In some cases, the municipality may elect to own the network, and in other cases, the network may be owned and operated by a third party. Irrespective of ownership, WFI is involved in the design and deployment of these community-based communication networks. Depending on the project, we may work as the lead systems integrator in tandem with other third-party equipment manufacturers and Internet services providers (ISP’s) or we may provide standalone network design and systems integration services.

Government Network Services Segment

Our Government Network Services segment serves the federal information technology services market, which includes the design, development, deployment, integration and management of communications and information networks. According to INPUT, a government market research firm, this market is currently in excess of $63 billion annually and includes not only spending by the Department of Defense (DoD) but also by federal civilian agencies. More importantly for us, preliminary estimates by INPUT show wireless-related spending in as much as $43 billion worth of government information technology contracts, and industry experts expect the market for wireless related spending to grow even faster than the overall government information technology market.

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

Sale and Discontinuance of Significant Subsidiaries

In December 2005, our Board of Directors made the decision to exit our Mexican operations and certain of our other deployment businesses in South America. Prior to this decision, these operations had been reported in our Wireless Network Services segment. The Company determined that these operations meet the criteria to be classified as held for sale. Accordingly, WFI has reflected these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued South American deployment operations were substantially shut down as of the end of December 2005.

On February 17, 2006, we entered into an Equity Purchase Agreement to sell all of the stock of our wholly owned subsidiaries (i) WFI de México, S. de R.L. de C.V., (ii) WFI de México, Servicios de Administración, S. de R.L. de C.V., (iii) WFI de México, Servicios de Ingeniería, S. de R.L. de C.V., (iv) WFI Services de Mexico S.A. de C.V., (v) WFI Asesoria en Administración, S.C., and (vi) WFI Asesoria en Telecomunicaciones, S.C. (the “Mexico Operations”) to Sakoki LLC. The transaction closed on March 10, 2006. The operating results for these entities and the discontinued South American operations are reflected in our consolidated financial statements as discontinued operations in this Annual Report on Form 10-K.

The Equity Purchase Agreement provides that we will receive total approximate cash consideration of $18 million, subject to adjustment, with $1.5 million payable in cash on signing of the Equity Purchase Agreement and $16.5 million payable by means of a secured promissory note payable in installments through December 31, 2006, subject to adjustment. The note is secured by pledges of assets and a personal guaranty. The total consideration approximated the net book value of operations, including $13.2 million of liabilities associated with a loss contingency.

Our decision to divest the Mexican operations was prompted by the changing business climate in Mexico and a review of the strategic alternatives for our free cash flow. Unfavorable contractual terms recently proposed by our largest customers in Mexico would further increase the extensive working capital required to operate a Mexican deployment company while pricing pressure threatened to adversely affect the future profitability of the Mexican operations.

Further, the recent refinements of the cell site build plans by our largest customers resulted in the cancellation of a number of sites that we were building in Mexico and other South American locations. This resulted in a write-off of unrecoverable expenses of approximately $5.0 million in 2005. We have not been able to negotiate any termination settlements with our customers to offset these costs.

In conjunction with the sale of the Mexico operations and based on the deteriorating business conditions in the region, we have also made the decision that in the future, our business in South America will focus on providing lower risk, higher margin engineering services in Brazil.

ISO Qualification

In November 2002, the domestic portion of our Wireless Network Services Division was awarded ISO 9001:2000 certification. This certification validates that we are among an exclusive tier of companies that possess well-defined and integrated quality measures and comprehensive programs that ensure our services are provided according to uniform standards that are considered best practices within the industry. In June 2004, we upgraded our ISO certification to a TL 9000 certification. TL 9000 is a set of quality standards specifically tailored for the telecommunications industry and focuses on measurement of service, accuracy, adherence to customer requirements and monthly submission of performance metrics to the Quality Excellence for Suppliers of Telecommunications (“QuEST”) Forum. We believe that the addition of the telecommunication-specific quality standards further proves that we are dedicated to providing a quality service to our clients.

Customers

A representative list of our customers in our Wireless Network Services segment during 2005 includes (in alphabetical order) Alltel, Cingular, O2, Orange, Sprint, T-Mobile, Verizon Wireless and Vodafone and equipment vendors such as Ericsson, Huawei, Nokia, Nortel and Siemens. In our Enterprise Network Services segment, our customers in 2005 include General Electric, the Toyota Center, and Westfield Shopping Towns. Customers in our Government Network Services segment during 2005 include the U.S. Air Force, U.S. Army, U.S. Navy, Missile Defense Agency, the Department of Homeland Security, and the U.S. Southern Command.

For the year ended December 31, 2005, we had sales to one customer, Cingular, totaling $98.8 million, which comprised 26.3% of our total revenues. In addition, our top five customers accounted for approximately 49.0% of our total revenues. The revenues generated by these customers were from our Wireless Network Services segment and Government Network Services segment.

Competition

Our market is competitive, and includes the full range of service providers. Many of the companies that we compete against have significantly greater financial, technical and marketing resources, and generate greater revenues than WFI.

Competition in the Wireless Network Services business comes primarily from the internal engineering departments of wireless carriers and the service arms of equipment vendors, and to a lesser extent from companies such as Flextronics, LCC International, AirCom, Incode, General Dynamics and Bechtel Corporation. These companies are significant competitors given their project finance capabilities, reputations and global presence.

Competition in the Enterprise Network Services segment includes Siemens Building Technology, Johnson Controls, Ingersoll Rand and Convergent.

Competition in the Government Network Services segment includes Northrop Grumman, SAIC, Anteon International, ITT Industries, Inc., Computer Sciences Corporation, ARINC, Raytheon Corporation, BAE and CACI.

We believe that the principal competitive factors in our ability to win new business include domain and technology expertise, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise. We believe our ability to compete also depends on a number of additional factors including the ability of our customers to perform the services themselves, and competitive pricing for similar services.

Employees

As of December 31, 2005, we employed approximately 2,300 full-time employees, consultants and contractors worldwide. None of our employees, other than our Swedish employees (three at December 31, 2005), are represented by a labor union, and we have not experienced any work stoppages.

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

Our success is dependent on growth in the deployment of wireless networks and new technology upgrades, and to the extent that such growth slows, our business may be harmed.

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

We intend to devote significant resources to developing our enterprise-based WLAN (Wireless Local Area Networks), but we cannot predict that we will achieve widespread market acceptance amongst the enterprises we identify as potential customers. It is possible that some enterprises will determine that capital constraints and other factors outweigh their need for WLAN systems. As a result, we may be affected by a significant delay in the adoption of WLAN by enterprises, which would harm our business.

Our failure to obtain new government contracts, the cancellation of our current government contracts, or a reduction in federal budget appropriations involving our services could materially adversely affect our revenues.

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

The wireless networks that we design, deploy and manage are subject to various regulations issued by the U.S. Federal Communications Commission (“FCC”) and other regulatory bodies in the U.S. and other countries. FCC regulations require that these networks meet certain radio frequency emission standards, not create unallowable interference to other services, and in some cases accept interference from other services. These networks are also subject to government regulations and requirements of local standards bodies in foreign countries in which we have business operations, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Additionally, because we conduct business throughout the U.S., many of our activities are subject to different state and local regulatory schemes, including those relative to licensing, taxes and employment matters, with which we are required to comply. We are subject to routine audits to assure our compliance with these requirements.

Our failure to comply with these regulations, rules and approvals could result in the impositions of penalties and the loss of our government contracts and disqualification as a U.S. government contractor, which could adversely affect our revenues. Additional regulations may be adopted, including changes in the allocation of available spectrum by the U.S. government and other governments or exclusion of our technology by a standards body, which may result in additional cost to us or restrict our current business operations, which could have a harmful effect on our operating results, liquidity and financial position.

We derive a significant portion of our revenues from a limited number of customers.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the year ended December 31, 2005, we had two customers which comprised 26.3% and 9.0% of our revenues, respectively, and our five largest customers accounted for approximately 49.0% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We have completed several acquisitions of complimentary business in recent years, and we continually evaluate opportunities to acquire new businesses as part of our ongoing strategy. Our integration of historical and future acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time. Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. We may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly. In February 2004, we filed an acquisition shelf registration statement on Form S-4 that, subject to the rules and regulations of the Securities and Exchange Commission, will enable us to issue up to $200 million shares of our newly issued common stock in one or more acquisition transactions. In addition, we currently have a $15 million senior credit facility with KeyBank National Association, which can be expanded to a $60 million facility to fund future acquisitions.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity including Cingular’s acquisition of AT&T Wireless, both of whom were significant customers of ours, the merger between Alltel and Western Wireless and the merger between Sprint and Nextel Communications. The consolidation of equipment vendors or carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may adversely impact our business.

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

In addition, we have historically taken significant write-offs of our accounts receivable. While the vast majority of our customers today are tier 1 carriers, large enterprises and the federal government, it is possible that in some instances we may not receive payment for services we have already performed. If our customers do not receive adequate financing or if we are required to write-off significant amounts of our accounts receivables, then our net income will decline, and our business will be harmed.

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

Our wireless network engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

In addition, a majority of our enterprise businesses and additional significant deployment projects are located in the southeastern United States, an area which is susceptible to hurricanes. In late summer 2005, Hurricane Katrina and Hurricane Rita struck the Gulf Coast region of the United States, resulting in labor and material shortages in the area. Although we expect certain delays and increased cost estimates in our deployment business for both carriers and enterprise customers as a result of the rebuilding effort in the wake of the 2005 hurricanes, we are unable to predict with certainty the extent of the impact on our operating results.

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

We must also continue to hire and retain additional highly skilled engineering, managerial, business development and sales personnel. In an effort to manage our costs, it is our policy to hire many of our employees on a project-by-project basis. Upon completion of an assigned project, the employees are no longer employed by us until we elect to hire them for the next project. Competition for such highly skilled personnel in our industry is intense, especially for engineers and project managers, and we cannot be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-efficient manner, our operating results will suffer.

Our failure to maintain appropriate staffing levels could adversely affect our business.

We cannot be certain that we will be able to hire the requisite number of experienced and skilled personnel when necessary in order to service a major contract, particularly if the market for related personnel becomes more competitive. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our results of operations. If we are unable to obtain major contracts or effectively complete such contracts due to staffing deficiencies, our revenues may decline and our business may be harmed.

Government regulations could restrict our ability to hire employees or to utilize employees effectively.

As of December 31, 2005, approximately 176 or 8% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years. Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000, plus 20,000 additional numbers for the U.S. advanced degree exception through 2005.

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

We currently have international operations, including offices in Brazil, China, India, the United Kingdom, Sweden and Turkey. For the year ended December 31, 2005, international operations, excluding discontinued operations, accounted for approximately 10% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

•       longer payment cycles;

•       foreign and U.S. taxation issues;

•       potential weaknesses in foreign economies, particularly in Europe and Latin and South America;

•       fluctuations in the value of foreign currencies;

•       general economic and political conditions in the markets in which we operate; and

•       unexpected domestic and international regulatory, economic or political changes.

Our significant international subsidiaries (i.e., Brazil and the United Kingdom) procure certain transactions that are denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian Real and Mexican Peso (in our discontinued business). In addition, we also conduct business in British Pound Sterling, Chinese Renminbi, Indian Rupee, Euro, Swedish Krona and Turkish Lira. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

Payment for the sale of our operations in Mexico was made in part by a promissory note, which could be placed into default in the event of non-payment by the buyer.

As part of the sales price of the Company’s subsidiaries in Mexico, the Company received a $16.5 million promissory note from the buyer. Although the note is secured by a pledge of assets and a personal guaranty, the buyer could default on the note. If upon the execution of the pledges on the assets and the personal guaranty, there were insufficient funds for a full payment of the note, the Company would incur a loss on the transaction.

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No.123 (revised 2004) “Share-Based Payment” (SFAS No. 123R), a revision of FASB Statement 123 Accounting for Stock-Based Compensation, which requires that companies record compensation expense in the statement of operations for employee stock options using the fair value method. Implementation of this statement as required during the first quarter of 2006 may have a significant negative effect on our reported results and may impair our ability to use equity compensation to attract and retain skilled personnel. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. We have reported material weaknesses in our internal control over financial reporting that, if we do not substantially remedy, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

As described in Item 9A of this Report, we have restated our previously issued financial statements for the quarters ended July 1, 2005 and September 30, 2005 to reflect the accounting impact of the cancellation of sites by one of our customers in Mexico in those periods. The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. Accordingly, we determined that due to the lack of time available to assess the operating effectiveness of remediated entity level controls at the Mexico operations, and the fact that full transaction details that led us to restate previously issued financial statements were not discovered until after our fiscal year end, this control deficiency constitutes a material weakness in our internal control over financial reporting as of December 31, 2005. In particular, the Company’s entity level controls surrounding the control environment at the Mexico subsidiary and the timely and accurate communication of information to executive management were not operating effectively. In connection with management’s assessment of internal control over financial reporting as of December 31, 2005, management also concluded that a material weakness in internal control over financial reporting existed because we were unable to recruit and retain a sufficient number of finance and accounting personnel to support compliance with our financial reporting requirements. As a result of this weakness, we have made adjustments to our previously published unaudited operating results for the quarter and year ended December 31, 2005 in our earnings release and our Current Report on Form 8-K. The specific adjustments are disclosed in Item 9A of this Annual Report on Form 10-K. The differences from the reported numbers were substantially all related to our discontinued operations in Mexico, and were primarily related to non-cash adjustments such as an impairment for deferred tax assets as well as the impairment of accumulated foreign currency translation losses of our discontinued operations. These adjustments were primarily triggered as a result of the disposal of our operation in Mexico. A material weakness, by itself or in combination with other control deficiencies, results in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is costly and requires considerable management attention, particularly in the case of newly acquired entities. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We also cannot assure you that we will implement and maintain adequate controls over our financial processes and reporting in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, which may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If our officers, directors and principal stockholders choose to act together, they may be able to exert significant influence over our management and operations, acting in their best interests and not in the best interests of other stockholders.

As of December 31, 2005, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 38.8% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our Chairman Masood K. Tayebi, beneficially owned, approximately 9.7% of our outstanding common stock. 8.7% of our outstanding common stock is beneficially owned by certain of our other officers and directors and their affiliates. The remaining 20.4% is beneficially owned by other members of the Tayebi family. As a result, the executive officers, directors and their affiliates are able to collectively exercise significant influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inactions our stock price may decline.

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

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders or customers could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes on terms favorable to us.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our principal executive offices for all business segments are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. Other corporate resource offices are located in the following locations: Marietta, Georgia; Newport, Delaware; Houston, Texas; Reston, Virginia; Sao Paulo, Brazil; Stockholm, Sweden; City of Cordoba, Argentina; London, U.K., Haryana, India and Beijing, China. The Company also leases office space to support engineering and design and deployment services in various regions throughout the United States. The leases on these spaces expire at various times through February 2015. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

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

In August 2001, all of the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In July 2002, the Company joined in a global motion to dismiss the IPO Cases filed by all of the Issuers (among others). In October 2002, the Court entered an order dismissing the Individuals from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the Court issued a decision denying the motion to dismiss the Securities and Exchange Act Section 11 claims against the Company and the Securities and Exchange Act Section 10(b) claims against the Company.

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would result in, among other things, (a) the dismissal with prejudice of all claims in the IPO Cases against the Issuers and their officers and directors and (b) a guarantee from the insurers of the Issuers to the plaintiffs that, if the plaintiffs recover less than $1 billion from the Underwriters in the IPO Cases, the insurers would pay the difference between the actual recovery and $1 billion. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which was published and mailed beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. The Company does not expect the settlement to have a material impact on its operations or cash flow.

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint. After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant. Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their second amended complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company’s common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this second amended complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Company’s motion.  However, the plaintiffs were granted the right to amend their complaint within 45 days. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act Section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. The parties have agreed to postpone any hearing on these motions until after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction. This discovery is currently expected to be completed by the end of March 2006, although the parties are currently negotiating an extension of this time period until June 14, 2006. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action in In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits and there will be a hearing in April 2006 to evaluate the status of this case. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS division initiated an arbitration proceeding regarding the termination of employment of that individual from ENS. The amount in controversy was approximately $1.8 million. On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement. In this arbitration proceeding, the selling shareholder is claiming he is entitled to approximately $5.0 million. The arbitration is currently expected to occur during the second quarter of 2006. The Company is disputing the selling shareholder’s right to further compensation, his entitlement to an earn-out payment and, if a payment is due, the early payment of any such amounts. On March 10, 2006, the arbitrator in the case ruled that if the selling shareholder were to prevail, his share of the earn-out will be limited to the amount calculated based on the actual earnings of the Company subsidiary. The Company estimates the total potential exposure to be approximately $1.3 million, which includes among other things, contingent consideration, salary, and attorney’s fees. The Company has accrued approximately $0.8 million as of December 30, 2005 and does not believe any additional adjustment will be necessary. Refer to Note 5 for further discussion regarding contingent consideration.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year Ended December 31, 2005:
Fourth Quarter	$6.86	$5.10
Third Quarter	$6.67	$4.95
Second Quarter	$6.43	$5.13
First Quarter	$9.54	$6.25
Year Ended December 31, 2004:
Fourth Quarter	$10.00	$6.83
Third Quarter	$9.74	$4.61
Second Quarter	$11.86	$8.58
First Quarter	$18.44	$10.41

On March 30, 2006, the last sale price of our Common Stock as reported by NASDAQ was $4.06 per share. On March 30, 2006, there were 269 shareholders of record of our Common Stock.

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

On December 16, 2004, we adopted a stockholder rights plan (“Rights Plan”). Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one preferred share purchase right (“Right”) on each outstanding share of our common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series C Preferred Stock at an exercise price of $54, subject to adjustment, in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. If we are acquired in a merger or other business combination transaction which has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans as of December 31, 2005 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders(1)	10,012,709	$6.46	5,199,658	(3)
Equity Compensation Plans Not Approved by Shareholders(2)	3,195,167	$5.54	347,654
	13,207,876		5,547,312

(1)          Includes 1997 Stock Option Plan, 1999 and 2005 Equity Incentive Plan and 1999 Employee Stock Purchase Plan

(2)          Includes 2000 Non-Statutory Stock Option Plan

(3)          Includes 351,811 shares reserved for issuance under the suspended Employee Stock Purchase Plan

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

In December 2005, our Board of Directors made the decision to exit the Company’s Mexican and South American deployment businesses. Accordingly, all results of operations for these businesses have been reflected as discontinued operations for all years presented.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(All amounts except per share data in millions)
Consolidated Statements of Operations
Financial Data:
Revenues	$162.7	$170.4	$228.5	$334.2	$375.3
Gross profit	$50.7	$54.7	$66.6	$71.2	$84.3
Operating income (loss)	$(68.8)	$(27.9)	$13.7	$(1.9)	$17.1
Provision (benefit) for income taxes	$(19.0)	$11.0	$(0.4)	$0.1	$5.4
Income (loss) from continuing operations	$(57.7)	$(40.3)	$14.3	$(4.4)	$11.4
Income (loss) from discontinued operations	$(12.1)	$(17.4)	$(4.8)	$9.4	$(7.7)
Net income (loss)	$(69.8)	$(73.8)	$9.5	$5.0	$3.7
Income (loss) from continuing operations per common share
Basic	$(1.26)	$(0.84)	$0.21	$(0.07)	$0.15
Diluted	$(1.26)	$(0.84)	$0.20	$(0.07)	$0.15
Income (loss) from discontinued operations per common share
Basic	$(0.26)	$(0.36)	$(0.07)	$0.14	$(0.10)
Diluted	$(0.26)	$(0.36)	$(0.07)	$0.14	$(0.10)
Net income (loss) per common share
Basic	$(1.52)	$(1.53)	$0.14	$0.07	$0.05
Diluted	$(1.52)	$(1.53)	$0.13	$0.07	$0.05
Weighted average shares:
Basic	45.9	48.1	68.4	67.7	74.0
Diluted	45.9	48.1	73.3	67.7	75.3

	As of December 31,
	2001	2002	2003	2004	2005
	(All amounts in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$60.9	$98.1	$76.8	$52.0	$12.9
Short-term investments	$—	$—	$35.1	$7.6	$—
Working capital	$85.2	$115.1	$145.9	$99.7	$73.7
Total assets	$264.9	$220.3	$279.3	$330.7	$336.3
Total debt	$42.1	$2.9	$0.7	$0.2	$0.7
Total stockholders’ equity	$178.5	$153.7	$205.3	$220.7	$230.3

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

In December 2005, our Board of Directors made the decision to exit our Mexican operations and certain of our other deployment businesses in South America. Prior to this decision, these operations had been reported in our Wireless Network Services segment. We determined that these operations meet the criteria to be classified as held for sale. Accordingly, we have reflected these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our South American deployment operations were substantially shut down as of the end of December 2005.

On February 17, 2006, we entered into a definitive agreement to divest all of our operations in Mexico for total approximate cash consideration of $18 million, payable in installments, subject to adjustment, which approximates the net book value of the operations, including $13.2 million of liabilities associated with a loss contingency. The transaction occurred on March 10, 2006. The transaction is structured as a sale of our subsidiaries in Mexico, and the purchase price consists of $1.5 million in cash paid on February 17, 2006, plus a secured promissory note in the principal amount of $16.5 million payable in installments through December 31, 2006, subject to adjustment. The note is secured by pledges of assets and a personal guaranty.

In making this decision, our Board of Directors considered a number of business factors occurring in the region to arrive at the conclusion that the divesture was in the best interests of the shareholders. The benefits associated with this transaction will improve our free cash flow, improve overall liquidity, and allow us to focus more of our resources on our domestic operations, including investing in the growth of our government business.

The decision to divest the Mexican operations was prompted by the changing business climate in Mexico and a review of the strategic alternatives for our free cash flow. Unfavorable contractual terms recently proposed by our largest customer in Mexico would further increase the extensive working capital required to operate a Mexican deployment company while pricing pressure threatens to adversely affect the future profitability of the Mexican operations. Further, the recent refinements of the cell site build plans by our largest customers have resulted in the cancellation of a number of sites that we were building in Mexico and certain South American locations. This resulted in a write-off of unrecoverable expenses of approximately $5.0 million in 2005, for which we have not been able to negotiate any termination settlements with our customers to offset these costs.

The purchaser, Sakoki LLC, is a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with us, he was one of our co-founders, having served as Chief Executive Officer from inception in 1994 through September 2000, and as a director from inception through April 2002. In addition, Massih Tayebi owns or controls approximately 11% of the total voting power of our capital stock. He is also the brother of Masood Tayebi, our Chairman of the Board of Directors. Masood Tayebi has no personal financial interest in the transaction and will have no role with the entity that is purchasing the Mexico operations. The transaction was approved by the disinterested members of our Board of Directors after consideration of other expressions of interest and a valuation analysis by an independent firm.

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

Selling, general and administrative expenses include compensation and benefits for corporate service employees and similar costs for billable employees whose time and expenses cannot be assigned to a project (underutilization costs), expendable computer software and equipment, facilities expenses and other operating expenses not directly related and /or allocated to projects. General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Additionally, our sales personnel and senior corporate executives have, as part of their compensation packages, periodic and annual bonus/commission incentives based on the attainment of specified performance goals.

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

•       Revenues and profit in the short term will also be negatively impacted by delays and increased cost estimates in our domestic deployment business for both carrier and enterprise customers, in part as a result of the effects of labor and material shortages in the southeastern U.S. stemming from the recent hurricanes. We are seeing significant short-term impacts to our business from higher costs of both raw materials and subcontracted construction related labor.

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

•       Our tax provision for the year ended December 31, 2005 was a provision of $5.4 million, or an effective rate of 32%, on income from continuing operations of $16.8 million. The effective tax rate for the year ended December 31, 2005 was negatively impacted by certain losses from foreign operations for which no tax benefit has been recorded and the $2.1 million reduction of our contingent acquisition accrual which were more than offset by the reduction of our valuation allowance accounts related to the Company’s U.S. deferred tax assets. Since the contingent acquisition accrual has been classified as a capital transaction for tax purposes, no tax expense has been recognized with respect to the reduction in the accrual.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates. We explain these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Revenue recognition.   We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 59% of our revenues for the year ended December 31, 2005. Revenue on fixed price contracts generally is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract, which the Company believes is the best measure of progress toward completion. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. In our wireless network services business, the estimated contract value and costs are impacted by the estimated number and mix of site types that we may be assigned. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated estimated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Allowance for doubtful accounts.   We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing the risk of collectibility. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance for doubtful accounts. We write-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $144.0 million as of December 31, 2005.

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

During the fourth quarters of 2004 and 2005, we evaluated the carrying value of all related goodwill for impairment in accordance with SFAS No. 142. Upon completion of step one of the annual impairment tests, no indication of impairment was present at the evaluation dates of December 31, 2004 and 2005.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon known tax cases, and information provided to us by our tax advisors and our legal advisors. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. We have recorded a valuation allowance of $23.0 million as of December 31, 2005, which was a reduction of $5.1 million from the December 31, 2004 balance of $28.1 million, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of certain net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of our valuation allowance is based on our current estimates of combined future adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable, including the expected reversal of temporary differences. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Net deferred tax assets as of December 31, 2005 were $12.3 million, which is comprised of deferred tax assets of $51.1 million, a valuation allowance of $23.0 million and deferred tax liability of $15.8 million. For U.S. purposes, the Company is in a cumulative book profit position as of December 31, 2005, and consideration is given to future taxable income, namely 2006 projected income, in evaluating the recoverability of its U.S. deferred tax assets and the corresponding valuation allowance placed on the assets. Unlike the Company’s U.S. position, its foreign operations are in a cumulative book loss position. Therefore, pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” limited consideration is given to the Company’s future foreign income in determining the recoverability of its foreign deferred tax assets and the related valuation allowance. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2005.

The 2006 effective tax rate for annual and interim reporting periods could be impacted if we achieve the resolution of certain tax items that are reserved for at December 31, 2005. Finally, during 2006, if our valuation allowance as of December 31, 2005 is impacted by a change in judgment regarding the realization of deferred tax assets beyond December 31, 2006, such effect will be recognized in the interim period in which the change occurs.

Accrual for partial self-insurance.   We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2005, the accrual for our partial self-insurance programs approximated $2.6 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation annual claim limits are $150,000 and $250,000, respectively. For the year ending December 31, 2005, we experienced no claims that exceeded the limits for medical and one claim that exceeded the limits for workers compensation.

Contingencies and litigation.   We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss, and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with SFAS No. 5, “Accounting for Contingencies”. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Item 3 “Legal Proceedings” for additional information.

Contingent Acquisition Consideration.   From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable. The timing of recognition of the liabilities and associated expenses for future year contingent payments for certain acquisitions the Company made in 2003 was accelerated in September 2004 when two of the earn-out agreements were modified to remove continuous employment as a condition to receiving the payments. The removal of this provision was accounted for as a vesting of the Company’s obligation under the agreement. Accordingly, the Company recorded a charge of $12.4 million in the third quarter of 2004 for future earn-out consideration for certain shareholders of these two companies. At December 31, 2005, the contingent consideration accrual for ENS entities of $7.7 million consists of $5.8 million for the ENS selling shareholders with continuous employment clauses, for which the accrual was recorded as compensation expense in our statements of operations in 2004, and additional contingent consideration of $1.9 million recorded to goodwill related to certain shareholders of ENS who had met the performance targets for 2005 and did not have continuous employment clauses in connection with the purchase agreements. As of March 28, 2006, approximately $6.8 million of these earn-out payments have been made to the selling stockholders. Assuming the acquired entities reach the minimum base performance targets in 2006, the aggregate future contingent payments related to the measurement period of 2006, including the balance accrued as of December 31, 2005, would approximate a cumulative total of $9.7 million. If the acquired entities exceed the defined annual performance targets based on the most recent performance, the aggregate remaining future contingent payments could range from $9.7 to $11.7 million inclusive of the amounts accrued as of December 31, 2005 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements.

Discontinued Operations.   In December 2005, our Board of Directors made the decision to exit its Mexican and South American deployment business. Accordingly, all results for these operations for all periods presented have been reflected as discontinued operations. All operating results discussed in results of operations relate to our continuing operations.

Results of Operations

Comparison of Results for the Year Ended December 31, 2004 to the Year Ended December 31, 2005

Revenues.   Revenues by operating segment for the years ended December 31, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
Wireless Network Services	$217.3	$223.0	$5.7	2.6%
Enterprise Network Services	65.3	67.3	2.0	3.1%
Government Network Services	51.6	85.0	33.4	64.7%
Total revenues	$334.2	$375.3	$41.1	12.3%

Revenues generated by geographic area for the years ended December 31, 2004 and 2005 are as follows (in millions):

	2004	2005	$ change	% change
United States	$296.1	$337.7	$41.6	14.0%
EMEA	34.9	27.1	(7.8)	(22.3)%
Latin America	3.2	10.5	7.3	228.1%
Total revenues	$334.2	$375.3	$41.1	12.3%

Revenues increased 12.3% from $334.2 million for the year ended December 31, 2004 to $375.3 million for the year ended December 31, 2005. The $41.1 million increase was attributable to an increase in domestic revenues of $41.6 million, offset partially by a slight decrease in international revenues of $0.5 million. Our domestic revenues increased as a result of internal growth across each of our operating segments as well as due to our acquisition of TLA in January 2005. Our continuing Latin America operations experienced growth of $7.3 million from the prior year due primarily to certain significant contracts that were awarded in 2005 to perform deployment services in Brazil, which were substantially completed during 2005. Revenue in our EMEA operations decreased by $7.8 million between periods due to the completion of a certain project. The acquisition of TLA that we made in 2005 resulted in $28.6 million of increased revenues recorded in our GNS business.

Cost of Revenues.   Cost of revenues increased 11% from $263.0 million for the year ended December 31, 2004 to $291.0 million for the year ended December 31, 2005 primarily due to the corresponding increase in total revenues. The increase in cost of revenues during the 2005 period attributable to acquisitions was approximately $20.8 million. Gross margin during the year ended December 31, 2005 of 22.5% of total revenues increased from 2004 gross margin of 21.3% of total revenues. The overall increase in gross margin percentage is primarily attributable to a gross margin reduction of $9.8 million in 2004 resulting from increases in estimated costs for contracts signed in 2003.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased 17% from $59.2 million to $69.3 million for the years ended December 31, 2004 and 2005, respectively. As a percentage of revenues, selling, general and administrative expenses remained constant at approximately 18% in 2004 and 2005. In 2005, the Company experienced increased accounting and contract administration costs primarily incurred due to changes we have made related to compliance with the Sarbanes Oxley Act and increased infrastructure costs necessary to support the revenue growth.

Contingent Acquisition Consideration and Restatement Fees.   In September 2004, we amended the purchase agreements related to two of the companies acquired in our ENS division in 2003 to more accurately reflect the intent of the transactions, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004. In addition, the Company incurred approximately $1.5 million of costs related to the restatement of its financial statements during the third quarter of 2004, primarily due to legal and accounting fees incurred. In September 2005, we reduced $2.5 million of our contingent acquisition earn-out accruals that was determined to be excess based on the projected performance of the division compared to the minimum performance targets as defined in the earn-out arrangements. In December 2005, we increased our contingent acquisition earn-out accruals by $0.4 million, to reflect the financial performance of one of the acquired entities that exceeded its previously projected performance.

Other Income (Expense), Net.   For the year ended December 31, 2004, net other expense was $2.4 million compared to net other expense of $0.3 million for the year ended December 31, 2005. The decrease in expense of $2.1 million was primarily attributable to an impairment charge of $3.1 million recorded in 2004 related to our investment in a privately held company.

Provision (benefit) for Income Taxes.   Our effective income tax rate for the year ended December 31, 2004 represented a 2% income tax provision compared to a 32% income tax provision for the year ended December 31, 2005. The tax provision of $5.4 million for the year ended December 31, 2005 included a decrease to the valuation allowance on deferred tax assets based upon the Company’s projections of taxable income for 2006, including the reversal of temporary differences. The reduction in the valuation allowance was primarily a result of our projected forecasts of 2006 taxable income, the estimated timing of reversal of temporary differences and the expected utilization of net operating loss carryforwards. The effective tax rate of 2% for 2004 was impacted by the $12.4 million contingent earn-out consideration which was treated as a capital transaction for tax purposes therefore no tax benefit was recognized for that expense.

Income (Loss) from Discontinued Operations.   Income (loss) from discontinued operations decreased from income of $9.4 million in 2004 to a loss of $7.7 million during 2005. Included in the income from discontinued operations of $9.4 million for the year ended December 31, 2004, is an asset impairment charge of $0.4 million and a $1.7 million charge for estimated employee termination costs related to our Scandinavia operations as well as income from discontinued operations for our Mexico operations of $11.8 million. There was no tax benefit provided for the Scandinavia net operating losses due to no estimated future realizability of tax assets. Included in the loss from discontinued operations of $7.7 million for the year ended December 31, 2005 is an approximate $5.0 million of a write off of unrecoverable contract costs incurred on sites we were building for our customers in Mexico and South

America which were cancelled prior to the completion of the sites. Although we were under contractual arrangement with these customers to build these sites, these costs were contractually unrecoverable from our customers due to the termination clauses in the contracts, which do not provide for reimbursement for in process cancelled sites, unless agreed upon by the customer. Also included in our loss from discontinued operation in 2005 is an impairment charge of $0.9 million related to accumulated foreign currency translation losses as well as a $3.4 million impairment related to the deferred tax assets of our discontinued operations. There was no tax benefit provided for certain of our net operating losses generated in our South American businesses due to no estimated future realizability of tax assets. Revenues generated by our discontinued Mexican and South American operations were $42.1 million in 2005 compared to $62.8 million in 2004.

Comparison of Results for the Year Ended December 31, 2003 to the Year Ended December 31, 2004

Revenues.   Revenues by operating segment for the years ended December 31, 2003 and 2004 are as follows (in millions):

	2003	2004	$ change	% change
Wireless Network Services	$187.4	$217.3	$29.9	16.0%
Enterprise Network Services	41.1	65.3	24.2	58.9%
Government Network Services	—	51.6	51.6	—
Total revenues	$228.5	$334.2	$105.7	46.3%

Revenues generated by geographic area for the years ended December 31, 2003 and 2004 are as follows (in millions):

	2003	2004	$ change	% change
United States	$205.2	$296.1	$90.9	44.3%
EMEA	13.9	34.9	21.0	151.1%
Latin America	9.4	3.2	(6.2)	(66.0)%
Total revenues	$228.5	$334.2	$105.7	46.3%

Revenues increased 46.3% from $228.5 million for the year ended December 31, 2003 to $334.2 million for the year ended December 31, 2004. The $105.7 million increase was attributable to an increase in domestic revenues of $90.9 million and an increase in international revenues of $14.8 million. The increase in our Enterprise Solutions segment was primarily attributable to reporting a full year’s operating results in 2004 compared to a portion of fiscal 2003 from the period when the companies were acquired, resulting in an increase of $24.2 million of which $7.9 million was organic growth in these acquired businesses and our existing WiFi technology operations. Revenue in our EMEA operations also increased by $21.0 million between periods. The increase was primarily as a result of the roll out of new third generation wireless services by several major European carriers. The acquisitions of HTS and DSI that we made in 2004 resulted in the $51.6 million of revenues recorded in our GNS business.

During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

Cost of Revenues.   Cost of revenues increased 62% from $161.9 million for the year ended December 31, 2003 to $263.0 million for the year ended December 31, 2004 primarily due to the corresponding increase in total revenues. The increase in cost of revenues during the 2004 period attributable to acquisitions was approximately $57.4 million. Gross margin during the year ended December 31, 2004 decreased from 2003 gross margin of 29% to 21% of total revenues. The overall decrease in gross margin percentage is primarily attributable to a reduction of $9.8 million recorded in the third quarter of 2004 resulting primarily from increases in estimated costs for contracts signed in 2003.

Certain of these contracts did not contain the change order clauses necessary to ensure recovery of the costs that were incurred for out of scope work or costs incurred due to changes in schedule or scope. Gross margin was also impacted by an increasing trend by carriers in the U.S. to request turnkey contracts which generally require us to utilize third-party vendors, thus reducing gross margin.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased 12% from $52.8 million to $59.2 million for the years ended December 31, 2003 and 2004, respectively. As a percentage of revenues, selling, general and administrative expenses decreased from 23% in 2003 to 18% in 2004. The increase in selling, general and administrative expenses was impacted by compliance costs incurred for the Sarbanes Oxley Act, increased sales commission costs driven by the increase in revenues and increased amortization of purchased intangibles resulting from the Company’s acquisitions in 2003 and 2004, offset in part by a reduction of stock compensation from 2003 and a reduction in depreciation expense resulting from assets being fully depreciated or written off in 2003.

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

Other Income (Expense), Net.   For the year ended December 31, 2003, net other income was $0.2 million compared to net other expense of $2.4 million for the year ended December 31, 2004. The increase in expense of $2.6 million was primarily attributable to an impairment charge of $3.1 million recorded in 2004 related to our investment in a privately held company and a decrease in net interest income of $0.6 million in 2004.

Provision (benefit) for Income Taxes.   Our effective income tax rate for the year ended December 31, 2003 represented a 3% income tax benefit compared to a 2% income tax provision for the year ended December 31, 2004. The tax provision of $0.1 million for the year ended December 31, 2004 included a decrease to the valuation allowance on deferred tax assets based upon the Company’s refinement of its projections of taxable income for 2005, including the reversal of temporary differences. The decrease in the valuation allowance pertained primarily to U.S., state and foreign net operating loss carryforwards and cumulative temporary differences that were accumulated in the prior reporting periods. The reduction in the valuation allowance was primarily a result of the refinement of our projected forecasts of taxable income, the associated tax rate forecasts for 2005, the estimated timing of reversal of temporary differences and the expected utilization of net operating loss carryforwards on the 2004 tax return. The effective tax rate for 2004 was impacted by the $12.4 million of contingent earn-out consideration which is treated as a capital transaction for tax purposes therefore no tax benefit has been recognized for this expense. During 2003 we realized a 3% income tax benefit as a result of a reduction of the related valuation allowance associated with net deferred tax assets.

Income (Loss) from Discontinued Operations.   Loss from discontinued operations improved from a loss of $4.8 million in 2003 to income from discontinued operations of $9.4 million during 2004. Included in the income from discontinued operations for 2004 is income of $11.8 million from our Latin American operations primarily due to the award of a significant contract in Mexico, which resulted in an increase of revenues from $27.4 million in 2003 to $62.8 million in 2004, offset partially by charges of $2.4 million related to our operations in Scandinavia, resulting from an asset impairment charge of $0.4 million and a $1.7 million charge for estimated employee termination costs. There was no tax benefit provided for these losses due to no estimated future realizability of tax assets resulting from net operating losses in Scandinavia.

Liquidity and Capital Resources

Working Capital and Cash Flows

Our sources of liquidity include cash and cash equivalents and short-term investments, cash from operations and other sources of funds. As of December 31, 2005, we had cash and cash equivalents totaling $12.9 million.

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

Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations was $1.3 million and $19.1 million for the years ended December 31, 2004 and 2005, respectively. The change between periods of $17.8 million is primarily derived from our customer contracts in progress and associated working capital components. Our days sales outstanding (DSO) increased from 102 at December 31, 2004 to 105 at December 31, 2005, primarily due to the timing of achievement of certain construction milestones on our large turnkey deployment projects in accordance with contractual terms.

Cash used in investing activities from continuing operations was $43.4 million and $51.1 million for the years ended December 31, 2004 and 2005, respectively. Investing activities for the year ended December 31, 2004 consisted primarily of capital expenditures of $7.7 million, net consideration paid for acquisitions of $53.9 million, cash paid for contingent acquisition consideration of $8.3 million, investments in unconsolidated affiliates of $1.0 million offset in part by proceeds from the sale of short-term investments of $27.5 million. Investing activities for the year ended December 31, 2005 included $8.0 million of capital expenditures, net cash paid for acquisitions of $33.6 million, $17.1 million related to cash paid for contingent acquisition consideration, partially offset by $7.6 million of proceeds from the sale of short term investments. See also Note 5 to our consolidated financial statements for further discussion of our acquisitions during 2004 and 2005.

Cash provided by financing activities was $10.2 million for the year ended December 31, 2004 and included proceeds of $7.3 million from the issuance of common stock associated with exercises of employee stock options and proceeds of $3.4 million resulting from purchases of common stock under our Employee Stock Purchase Plan, partially offset by the $0.5 million repayment of capital lease obligations. Cash provided by financing activities was $4.6 million for the year ended December 31, 2005 and included proceeds from the issuance of common stock associated with exercises of employee stock options of $2.6 million, proceeds of $2.4 million resulting from purchases of common stock under our Employee Stock Purchase Plan, partially offset by the $0.4 million repayment of capital lease obligations.

Cash provided by discontinued operations was $7.2 million for the year ended December 31, 2004 and included cash provided by operating activities of $7.4 million and cash used in investing activities for capital expenditures of $0.2 million. Cash used by discontinued operations was $12.8 million for the year ended December 31, 2005 and included cash used in operating activities of $11.8 million and cash used in investing activities for capital expenditures of $1.0 million.

We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, integrating effective cost savings programs and managing our accounts receivable collection efforts. We believe that our cash and cash equivalent balances, short-term investments and our credit facility (as discussed in Contractual Obligations and Commitments below) will be sufficient to satisfy cash requirements for at least the next twelve months based on the current level of operations and the Company’s plans for future acquisitions. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation or foreign currency fluctuation has had, or is likely in the foreseeable future to have, a material impact on our net or foreign currency fluctuation revenues or results of operations.

Our decision to divest the Mexican and other Latin American operations was prompted by the changing business climate in Mexico and a review of the strategic alternatives for our free cash flow. Unfavorable contractual terms recently proposed by our largest customers in Mexico would further increase the extensive working capital required to operate a Mexican deployment company while pricing pressure threatens to adversely affect the future profitability of the Mexican operations. We believe that the divestiture of our Mexican operations and the wind-down of our other discontinued deployment businesses in South America will result in increased cash flow available for our remaining operations since our Latin American operations used $12.8 million of cash for operating and investing activities in 2005.

Contractual Obligations and Commitments

Pursuant to the stock purchase agreement for acquisitions made in 2003 in our Enterprise Network Services segment, we may be obligated to pay additional consideration to the selling stockholders that is contingent upon the successful achievement of specific annual earnings targets, as defined in the stock purchase agreement, for 2006. Assuming the acquired entities of our Enterprise Network Services segment reach the minimum base performance targets, the aggregate future contingent payments related to 2006, including the balance accrued as of December 31, 2005, would approximate a cumulative total of $9.7 million, which are due in the first and second quarters of 2006. Subsequent to December 31, 2005, approximately $6.8 million of these earn-out payments have been made to the selling stockholders. If the acquired entities exceed the defined annual performance targets based on current performance, the aggregate future contingent payments could likely range from $9.7 million to $11.7 million. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. In addition, we may pay additional consideration of up to $3.2 million related to our acquisition of DSI if certain contract milestones are achieved. As of December 31, 2005, approximately $2.5 million additional consideration has been earned related to the contract milestones achieved by DSI of which $2.0 million has been paid and $0.5 million has been accrued as additional consideration based on the attainment of certain milestones.

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

On March 16, 2005, we entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15 million senior credit facility. KeyBank is designated as the sole arranger and sole book manager. The facility has a 3-year term and can be expanded to a $60 million facility. The Company intends to use the facility to fund acquisitions. At December 31, 2005, we did not have any borrowings drawn on our line of credit. As of March 30, 2006, we have drawn $7.0 million on this line for purposes of paying the acquisition earn-out payments of $6.8 million in the first quarter of 2006.

The following table summarizes our currently existing contractual obligations and other commitments at December 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

		Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital leases	$0.2	$0.1	$0.1	$—	$—
Operating leases	23.9	5.4	9.7	7.2	1.6
	$24.1	$5.5	$9.8	$7.2	$1.6

Other than our normal recurring trade payables, expense accruals, accrued earn-out liabilities and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations, we have no other material cash commitments. Aside from these recurring operating expenses, future capital expenditures and overall expansion including potential future acquisitions, our future capital needs will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. Other future cash requirements may include the payment of certain tax contingencies, as discussed in Note 15 of our consolidated financial statements and potential future acquisitions. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditures may be required as deemed necessary, in order to stay competitive and effectively service our customers.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the equity instrument. The grant date fair value is recognized as compensation expense over the vesting period of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R. This Statement is effective for interim or annual reporting periods beginning after June 15, 2005 (January 1, 2006 for the Company).

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

On March 29, 2005, the SEC issued Staff Accounting bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS No. 123R. This SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123R. The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123R in the first quarter of 2006.

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

In May 2005, the FASB issued Statement of Financial Standard No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its operating results and its financial position.

Related Party Transactions

For detailed information regarding related party transactions, see Notes 14 and 18 to our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our Mexican, Argentinean, Indian, Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Mexican, Argentinean, Indian, Brazilian and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of December 31, 2005, our Mexican, Argentinean, Indian, Brazilian and European subsidiaries were in average net liability positions (i.e., monetary liabilities were greater than monetary assets subject to foreign currency risk) of approximately $12.7 million, $2.3 million, $0.3 million, $12.2 million and $13.0 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net liability positions at December 31, 2005 were approximately $1.3 million, $0.2 million, zero, $1.2 million and $1.3 million for the Mexican, Argentinean, Indian, Brazilian and European subsidiaries, respectively. In the event that the functional currency of China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations due to the activities of our corporate resource center in China.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income or loss by approximately $1.2 million for the year ended December 31, 2005. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of December 31, 2005 were $12.9 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the year ended December 31, 2005. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 8.                        Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

1)               Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)), as they existed on December 31, 2005. In light of material weaknesses in our internal control over financial reporting as of December 31, 2005, which are discussed below, and the fact that this Annual Report on Form 10-K was not filed within the time limits prescribed by the Exchange Act, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level in a timely manner alerting them to material information that is required to be included in our periodic filing with the Securities and Exchange Commission as of December 31, 2005.

2)               Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2005 as described below. A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As described in more detail in “Changes in Internal Control Over Financial Reporting” below, we have restated our previously issued unaudited consolidated financial statements for the quarters ended July 1, 2005 and September 30, 2005, to reflect the accounting impact of site cancellations by a customer of our Mexico operations during those quarters. The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness.

Based on its assessment, management concluded that the restatement resulted from a material weakness in our internal controls over financial reporting. In particular, the Company’s entity level controls surrounding the control environment at the Mexico subsidiary and the timely and accurate communication of information to executive management were not operating effectively. As a result of this deficiency, a material error in the Company’s interim financial statements for the second and third quarters of 2005 related to the accounting for site cancellations during those quarters occurred and was not detected. Accordingly, we concluded that the most appropriate way to correct these errors was to restate previously issued unaudited interim consolidated financial statements. The correction of this misstatement resulted in a reduction of $4.8 million in revenues and $1.3 million in net income for the combined prior two quarters. The full year impact of these revisions has been reflected in discontinued operations in this Annual Report as this business has been discontinued. As a result of the restatement and the fact that the full transaction details that led to the restatement were not discovered until after our fiscal year end as well as the lack of time available to assess the operating effectiveness of entity level controls that were remediated during the fourth quarter of 2005, management has concluded that this control deficiency constitutes a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in the accounting treatment related to canceled sites could occur and would not be prevented or detected by our internal control over financial reporting.

In connection with management’s assessment of internal control over financial reporting as of December 31, 2005, management also concluded that a material weakness in internal control over financial reporting existed because we were unable to recruit and retain a sufficient number of finance and accounting personnel to support compliance with our financial reporting requirements. Specifically, due to attrition of key positions such as the Corporate Controller position as well as vacancies of other key positions, and the difficult labor market in which the pool of qualified and experienced candidates is limited, we were unable to permanently fill key positions in a timely manner, but we were able to supplement in part by the services of outside consultants to support our internal control objectives. We intend to continue to actively recruit and hire additional accounting personnel to meet these requirements. The personnel shortages were further complicated by a large volume of non-routine, and complex transactions. As a result of this weakness, we have made adjustments to our previously published unaudited operating results for the quarter and year ended December 31, 2005 in our earnings release and our Current Report on Form 8-K. Specifically, we reported that our income from continuing operations for the year ended December 31, 2005 was $11.7 million, which should have been $11.4 million; our loss from discontinued operations for the quarter and year ended December 31, 2005 which were reported as $5.0 million and $2.8 million, respectively, should have been reported as $9.9 million and $7.7 million, respectively; we reported a net loss of $3.4 million for the quarter ended December 31, 2005, which should have been $8.4 million, and we reported net income of $8.9 million for the year ended December 31, 2005 which should have been $3.7 million. The differences from the reported numbers were substantially all related to our discontinued operations in Mexico, and were primarily related to non-cash adjustments including an impairment charge for deferred tax assets of our discontinued operation as well as an impairment charge resulting from accumulated foreign currency translation losses. These adjustments were primarily triggered as a result of our disposal of our Mexican operation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Conclusion

Our management has discussed the material weaknesses described above with our audit committee. Because of these material weaknesses, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the COSO Framework.

Grant Thornton LLP, an independent registered public accounting firm, has audited management’s assessment of the Company’s internal control over financial reporting as stated in its report which appears below in Item 9A(4).

3)               Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2005, we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures in certain of our Latin American operations were not effective and required improvements due to the following deficiencies: (i) contracts: a thorough review of all existing contractual documents was required to ensure that we have the proper formal contractual documentation necessary to support the project estimate at completion computation, and (ii) project costs: additional procedures were required to ensure that certain expenditures have been properly classified as project direct costs.

To address the control deficiencies and required improvements to the entity level control environment in certain of our Latin American operations identified in the third quarter of 2005, we implemented additional review and approval procedures and replaced several managers in our Latin American operations.

During the fourth quarter of 2005, shortly after we made the change in management of these operations, information that in June, July and August of 2005, a customer in Mexico had canceled sites that the Mexico subsidiary was building was brought for the first time to the attention of our executive management team who then commenced an investigation and analysis of such information under the oversight of the Audit Committee. Although we had an agreement with our customer to build these sites, the terms and conditions of the agreement did not provide for recovery by us of costs incurred on in-process sites in the event of site cancellation, unless agreed to by the customer. During the in-depth review of this matter by our executive management team, it was discovered that the information concerning these sites, as reported by the former managers of these operations, was inconsistent with facts revealed in documents discovered by executive management conducting the investigation. Also during the investigation, it became apparent that certain former managers had, in prior 2005 interim periods, reported the status of the cancelled sites to executive management in a manner which was inconsistent with the documents in possession of the former managers.

On March 10, 2006, at the conclusion of this investigation and analysis, we determined that the unrecoverable costs associated with the cancelled sites should have been recognized in the second and third fiscal quarters of 2005. As a result, we have filed amendments to our previously filed Quarterly Reports on Form 10-Q for the quarters ended July 1, 2005 and September 30, 2005 to effect revisions reflecting the appropriate recognition of the unrecoverable costs in those periods. As mentioned above, management has determined that these required revisions resulted from a material weakness in the entity level control environment at our Mexican subsidiary. In addition to the management changes made as a result of the control deficiencies noted in the third quarter of 2005, management also engaged external consultants to assist in the evaluation and remediation of all deficiencies in the internal control structure at the Mexico subsidiary in the third and fourth quarters of 2005. Management believes that all transaction level control deficiencies were remediated and tested for operating effectiveness successfully by December 31, 2005. However, because of the lack of time available to assess the operating effectiveness of the remediated entity level controls and the fact the full transaction details that led us to restate previously issued financial statements were not discovered until after our fiscal year end, management has concluded that a material weakness in entity level internal controls at the Mexico subsidiary existed as of December 31, 2005. As a result of all the measures undertaken by the Company to remediate the third and fourth quarter deficiencies as discussed above, as well as the additional analyses and other post-closing procedures performed by management and our external consultants through February 17, 2006, when we entered into an Equity Purchase Agreement to sell all of the stock of the Mexico operations, we have concluded that the material weakness described above was fully remediated as of February 17, 2006.

The Principal Executive Officer and Principal Financial Officer have concluded that, other than the specific changes identified in this Item 9A, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

4)               Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Wireless Facilities, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,’’ that Wireless Facilities, Inc. (the Company) and it’s subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wireless Facilities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

During the fourth quarter of 2005, Company management was made aware that cancellation notices were received in June, July and August 2005 by the Company’s subsidiary in Mexico on a significant contract. The Company discovered that the information concerning these sites, as reported by the former managers of these operations, was inconsistent with facts revealed in documents discovered by executive management. It became apparent that certain former managers had, in prior periods, reported the status of the cancelled sites to executive management in a manner which was inconsistent with the documents in possession of the former managers. This ineffective communication in Mexico resulted in material errors in the recognition of revenues for the quarters ended June 30, 2005 and September 30, 2005.

The volume of routine and non-routine transactions entered into by the Company has continued to grow. Additionally, the Company has a number of complex accounting issues, including; discontinued operation of foreign subsidiaries, contingent consideration, deferred tax asset valuation, and accounting for claims and change orders; which all require specialized skills and place increased burdens on the financial and accounting staff. The Company has had difficulty in retaining and recruiting a sufficient number of finance and accounting personnel to support compliance with all of its financial reporting requirements.  Significant adjustments were required to the Company’s previously published unaudited operating results for the year ended December 31, 2005. We believe that since the Company does not presently have sufficient resources in its accounting and finance departments to adequately monitor significant, non-routine, and certain routine transactions and to implement and maintain adequate controls there is a material weakness in the Company’s internal control structure.

In our opinion, management’s assessment that Wireless Facilities, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effects of the material weakness described above, Wireless Facilities, Inc. has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wireless Facilities, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005, and our report dated March 30, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Irvine, California
March 30, 2006

Item 9B.               Other Information

On March 28, 2006, the Company amended and restated its Change in Control Agreements with Deanna Lund, the Company’s Senior Vice President and Chief Financial Officer and James R. Edwards, the Company’s Senior Vice President and General Counsel to provide (i) a severance payment of two years of such employee’s base salary plus the employee’s maximum bonus amount for that period in the event of termination or resignation as a result of certain triggering events and (ii) a severance payment of one year of such employee’s base salary in the event the employee is terminated without cause, plus a vesting of all unvested stock options and stock appreciation rights.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information under the captions “Election of Directors”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the caption “Fees Paid to Grant Thornton LLP and KPMG LLP” of the Registrant’s Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2005.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          Financial Statements and Financial Statement Schedules

(1)         Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005

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

2.2	Stock Purchase Agreement by and among the Company, JMA Associates, Inc. d/b/a TLA Associates, and the Stockholders of JMA Associates, Inc., dated as of January 27, 2005.(7)
2.3	Equity Purchase Agreement, dated February 17, 2006, by and between Sakoki LLC and the Company.(12)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Bylaws in effect since November 5, 1999.(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.(3)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.(8)
3.5	Certificate of Designation of Series C Preferred Stock.(9)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.(1)
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.(9)
10.1	1997 Stock Option Plan.(1)
10.2	Form of Stock Option Agreement pursuant to the 1997 Stock Option Plan and related terms and conditions.(1)

10.3	1999 Equity Incentive Plan.(1)
10.4	Form of Stock Option Agreement pursuant to the 1999 Equity Incentive Plan.(1)
10.5	1999 Employee Stock Purchase Plan and related offering documents.(1)
10.10	Form of Indemnity Agreement by and between the Company and certain officers and directors of the Company.(1)
10.14	Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)
10.15	Form of Subscription and Representation Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 28, 1997.(1)
10.16	Form of Warrant Agreement by and between the Company and each of Scott Anderson and Scot Jarvis dated as of February 1, 1998.(1)
10.33	2000 Nonstatutory Stock Option Plan.(2)
10.34	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(2)
10.40	Technical Services Subcontract Agreement by and between the Company and Bechtel Corporation dated as of February 8, 2002.(4)‡
10.43	Executive Employment Agreement by and between the Company and Eric DeMarco effective November 14, 2003.(6)
10.44	Nonqualified Deferred Compensation Plan.(13)
10.45	Severance Agreement dated March 28, 2006 between the Company and Deanna Lund.*
10.46	Severance Agreement dated March 28, 2006 between the Company and James Edwards.*
10.47	2005 Equity Incentive Plan.(11)
10.48	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.(11)
10.49	Credit Agreement, dated as of March 16, 2005, by and among Wireless Facilities, Inc., Keybank National Association and Keybank Capital Markets.*
21.1	List of subsidiaries.(6)
23.1	Consent of Independent Registered Public Accounting Firm.*
23.2	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney.(6)
31.1	Certification of Chief Executive Officer, Eric M. DeMarco, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer, Deanna Lund, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.*

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

(5)                Filed as an exhibit to the Company’s report on Form 8-K, filed on January 16, 2004 and incorporated herein by reference.

(6)                Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 8, 2004 and incorporated herein by reference.

(7)                Filed as an exhibit to the Company’s Report on Form 8-K filed on February 2, 2005 and incorporated herein by reference.

(8)                Filed as an exhibit to the Company’s Report on Form 8-K/A filed on June 5, 2002 and incorporated herein by reference.

(9)                Filed as an exhibit to the Company’s Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.

(10)         Filed as an exhibit to the Company’s Report on Form 8-K filed on November 18, 2004 and incorporated herein by reference.

(11)         Filed as an exhibit to the Company’s Registration Statement of Form S-8 (No. 333-127060) filed on August 1, 2005 and incorporated herein by reference.

(12)         Filed as an exhibit to the Company’s Report on form 8-K filed on February 23, 2006 and incorporated herein by reference.

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

Date: April 3, 2006

Wireless Facilities, Inc.
By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ ERIC M. DEMARCO
Eric M. DeMarco	President and Chief Executive Officer	April 3, 2006
/s/ MASOOD K. TAYEBI, PH.D
Masood K. Tayebi, Ph.D	Chairman and Director	April 3, 2006
/s/ DEANNA H. LUND
Deanna H. Lund	Senior Vice President, Chief Financial Officer and Principal Accounting Officer	April 3, 2006
/s/ SCOTT ANDERSON
Scott Anderson	Director	April 3, 2006
/s/ BANDEL CARANO
Bandel Carano	Director	April 3, 2006
/s/ SCOT JARVIS
Scot Jarvis	Director	April 3, 2006
/s/ WILLIAM HOGLUND
William Hoglund	Director	April 3, 2006
/s/ ANDREW M. LEITCH
Andrew M. Leitch	Director	April 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wireless Facilities, Inc.

We have audited the accompanying consolidated balance sheet of Wireless Facilities, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 2005, and the results of their consolidated operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II attached to the consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wireless Facilities, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ Grant Thornton LLP

Irvine, California

March 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wireless Facilities, Inc.:

We have audited the accompanying consolidated balance sheet of Wireless Facilities, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II for the years ended December 31, 2004 and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Facilities, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II for the years ended December 31, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California
March 24, 2005, except for
Note 3(c), which is as of March 30, 2006

WIRELESS FACILITIES, INC.
Consolidated Balance Sheets
December 31, 2004 and 2005
(in millions, except par value and number of shares)

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$52.0	$12.9
Short-term investments	7.6	—
Accounts receivable, net	99.4	109.6
Prepaid expenses	2.9	2.3
Employee loans and advances	0.6	0.4
Deferred tax asset	1.0	—
Other current assets	2.2	4.6
Current assets of discontinued operations	40.7	46.7
Total current assets	206.4	176.5
Property and equipment, net	12.5	14.6
Goodwill	82.6	119.9
Other intangibles, net	6.4	7.4
Deferred tax assets	16.4	13.2
Investments in unconsolidated affiliates	2.1	2.1
Other assets	0.6	0.9
Non current assets of discontinued operations	3.7	1.7
Total assets	$330.7	$336.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26.9	$22.9
Accrued expenses	5.9	18.0
Accrued compensation	13.2	13.0
Accounts payable—related party	1.0	0.8
Billings in excess of costs on completed contracts	7.6	4.3
Deferred tax liabilities	—	0.9
Tax contingencies	1.7	1.8
Accrual for contingent acquisition consideration	14.5	8.2
Accrual for unused office space	0.9	0.5
Income taxes payable	3.5	2.0
Capital lease obligations and other short-term debt	0.2	0.3
Current liabilities of discontinued operations	31.3	30.1
Total current liabilities	106.7	102.8
Capital lease obligations and debt, net of current portion	—	0.4
Accrual for unused office space, net of current portion	1.7	1.2
Other liabilities	1.3	1.3
Other long term liabilities of discontinued operations	0.3	0.3
Total liabilities	110.0	106.0
Commitments and contingencies (Notes 1, 5, 15 and 16)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 25,483 shares outstanding at December 31, 2004 and 2005 (liquidation preference $12.7)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 71,103,301 and 72,188,449 shares issued and outstanding at December 31, 2004 and 2005, respectively	0.1	—
Additional paid-in capital	319.8	324.9
Accumulated deficit	(95.4)	(91.7)
Accumulated other comprehensive loss	(3.8)	(2.9)
Total stockholders’ equity	220.7	230.3
Total liabilities and stockholders’ equity	$330.7	$336.3

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.
Consolidated Statements of Operations
Years ended December 31, 2003, 2004 and 2005
(in millions, except per share amounts)

	2003	2004	2005
Revenues	$228.5	$334.2	$375.3
Cost of revenues	161.9	263.0	291.0
Gross profit	66.6	71.2	84.3
Selling, general and administrative expenses	52.8	59.2	69.3
Contingent acquisition consideration and restatement fees	—	13.9	(2.1)
Other asset impairment and other charges, net	0.1	—	—
Operating income (loss)	13.7	(1.9)	17.1
Other income (expense):
Interest income, net	0.8	0.2	0.1
Foreign currency gain (loss)	(0.3)	0.3	(0.2)
Impairment of investment in unconsolidated affiliate and other expenses, net	(0.3)	(2.9)	(0.2)
Total other income (expense)	0.2	(2.4)	(0.3)
Income (loss) from continuing operations before income taxes	13.9	(4.3)	16.8
Provision (benefit) for income taxes	(0.4)	0.1	5.4
Income (loss) from continuing operations	14.3	(4.4)	11.4
Income (loss) from discontinued operations	(4.8)	9.4	(7.7)
Net income	$9.5	$5.0	$3.7
Net income (loss) from continuing operations
Basic	$0.21	($0.07)	$0.15
Diluted	$0.20	($0.07)	$0.15
Income (loss) from discontinued operations
Basic	$(0.07)	$0.14	$(0.10)
Diluted	$(0.07)	$0.14	$(0.10)
Net income, per share
Basic	$0.14	$0.07	$0.05
Diluted	$0.13	$0.07	$0.05
Weighted average common shares outstanding:
Basic	68.4	67.7	74.0
Diluted	73.3	67.7	75.3

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2003, 2004 and 2005
(in millions)

						Retained	Accumulated
	Convertible				Additional	Earnings	Other	Comprehensive
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive	Income
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	(Loss)	Total
Balance, December 31, 2002	0.2	—	48.8	—	$266.6	$(109.9)	$(3.0)		$153.7
Conversion of Series A convertible preferred stock	(0.1)	—	7.0	—	—	—	—		—
Exercise of stock options	—	—	6.4	0.1	27.8	—	—		27.9
Issuance of common stock under employee stock purchase plan	—	—	0.4	—	1.5	—	—		1.5
Employee stock compensation	—	—	—	—	6.3	—	—		6.3
Employee note receivable	—	—	—	—	0.1	—	—		0.1
Tax benefit from exercise of stock options	—	—	—	—	7.3	—	—		7.3
Net income	—	—	—	—	—	9.5	—	9.5	9.5
Foreign currency translation loss	—	—	—	—	—	—	(1.0)	(1.0)	(1.0)
Total comprehensive loss	—	—	—	—	—	—	—	8.5

Balance, December 31, 2003	0.1	—	62.6	$0.1	$309.6	$(100.4)	$(4.0)		$205.3
Conversion of Series B convertible preferred stock	(0.1)	—	6.4	—	—	—	—		—
Exercise of stock options	—	—	1.5	—	7.3	—	—		7.3
Issuance of common stock under employee stock purchase plan	—	—	0.6	—	3.4	—	—		3.4
Employee stock compensation	—	—	—	—	0.2	—	—		0.2
Adjustment of tax benefit from exercise of stock options	—	—	—	—	(0.7)	—	—		(0.7)
Net income	—	—	—	—	—	5.0	—	5.0	5.0
Foreign currency translation gain	—	—	—	—	—	—	0.2	0.2	0.2
Total comprehensive income	—	—	—	—	—	—	—	5.2
Balance, December 31, 2004	—	—	71.1	$0.1	$319.8	$(95.4)	$(3.8)		$220.7
Exercise of stock options	—	—	0.6	(0.1)	2.7	—	—		2.6
Issuance of common stock under employee stock purchase plan	—	—	0.5	—	2.3	—	—		2.3
Employee stock compensation	—	—	—	—	0.1	—	—		0.1
Net income	—	—	—	—	—	3.7	—	3.7	3.7
Foreign currency translation loss	—	—	—	—	—	—	0.9	0.9	0.9
Total comprehensive income	—	—	—	—	—	—	—	4.6
Balance, December 31, 2005	—	—	72.2	$—	$324.9	$(91.7)	$(2.9)		$230.3

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2004 and 2005
(in millions)

	2003	2004	2005
Operating activities:
Income (loss) from continuing operations	$14.3	$(4.4)	$11.4
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	9.1	7.2	8.0
Provision (credit) for doubtful accounts	0.6	(0.7)	0.5
Asset impairment charges and net loss on disposition of assets	2.3	0.2	0.7
Deferred income taxes	1.0	(1.4)	5.5
Equity loss in unconsolidated affiliates	0.1	3.1	—
Tax benefit (provision) from stock options	7.3	(0.7)	—
Stock compensation	6.3	0.2	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8.9)	(21.2)	(2.9)
Prepaid expenses	(0.1)	(0.6)	0.9
Other assets	1.0	(0.5)	(2.3)
Accounts payable	(0.6)	13.4	(4.9)
Accrued expenses	1.3	(7.4)	9.6
Tax contingencies	0.5	(1.2)	0.4
Accrual for contingent acquisition consideration and working capital adjustment	3.8	14.4	(2.1)
Accounts payable—related party	—	1.0	—
Billings in excess of costs on completed contracts	(1.7)	(1.0)	(3.3)
Accrual for unused office space	(5.4)	(1.0)	(0.9)
Income tax payable	(11.6)	2.1	(1.5)
Other liabilities	1.7	(0.2)	(0.1)
Net cash provided by continuing operations	21.0	1.3	19.1
Investing activities:
Purchase of short-term investments	(37.3)	—	—
Sale/maturity of short-term investments	2.2	27.5	7.6
Investment in unconsolidated subsidiary	—	(1.0)	—
Cash paid for contingent acquisition consideration	—	(8.3)	(17.1)
Cash paid to acquire businesses, net of cash received	(10.9)	(53.9)	(33.6)
Capital expenditures	(7.0)	(7.7)	(8.0)
Net cash used in investing activities from continuing operations	(53.0)	(43.4)	(51.1)
Financing activities:
Proceeds from issuance of common stock	29.4	7.3	2.6
Issuance of common stock under employee stock purchase plan	1.5	3.4	2.4
Repayment of capital lease obligations	(2.5)	(0.5)	(0.4)
Repayment of notes payable	(0.7)	—	—

WIRELESS FACILITIES, INC.
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2003, 2004 and 2005
(in millions)

Net cash provided by financing activities	27.7	10.2	4.6
Cash flows of discontinued operations (Revised—see Note 1(s))
Operating cash flows	(15.4)	7.4	(11.8)
Investing cash flows	(0.4)	(0.2)	(1.0)
Financing cash flows	—	—	—
Net cash flows of discontinued operations	(15.8)	7.2	(12.8)
Effect of exchange rate on cash and cash equivalents	(1.2)	(0.1)	1.1
Net decrease in cash and cash equivalents	(21.3)	(24.8)	(39.1)
Cash and cash equivalents at beginning of year	98.1	76.8	52.0
Cash and cash equivalents at end of year	$76.8	$52.0	$12.9
Supplemental disclosure of cash flow information:
Net cash received during the year for interest	$1.0	$0.2	$0.2
Net cash (paid) during the year for income taxes	$(1.2)	$(0.9)	$(1.1)
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$20.1	$62.1	$40.0
Cash paid for acquisitions	(11.7)	(55.0)	(33.6)
Liabilities assumed in acquisitions	$8.4	$7.1	$6.4
Fixed assets financed	—	—	$0.6

See accompanying notes to consolidated financial statements.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2003, 2004 and 2005

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

In 2003, the Company acquired three privately-held companies as part of its Enterprise Network Solutions segment (now Enterprise Network Services) that provides voice, data, security, system design, deployment, integration and monitoring for enterprise networks. In 2004, the Company acquired two privately-held companies as part of its Government Network Services segment that provides systems engineering, systems integration and the outsourcing of technical services such as operational test and evaluation and program management. In 2005, the Company acquired one privately-held company as part of its Government Network Services segment that provides services including network engineering, network infrastructure support, information assurance, application development, and managed services, including network maintenance and monitoring, to government agencies. See Note 5 for additional details regarding these acquisitions.

All inter-company transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the cost method and equity method. The cost method is used for companies in which the Company owns less than 20% and for which the Company has no significant influence.

(c)           Fiscal Calendar

The Company operates and reports using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. The Company’s 52 week fiscal years consist of four equal quarters of 13 weeks each, and its 53 week fiscal years consist of three 13 week quarters and one 14 week quarter. The financial results for its 53 week fiscal years and its 14 week fiscal quarters will not be exactly comparable to its 52 week fiscal years and its 13 week fiscal quarters. However, the fiscal periods presented in this Annual Report on Form 10-K are comparable. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, its 2004 fiscal year ended on December 31, 2004, however, its 2005 fiscal year ended on December 30, 2005, but we present its 2005 fiscal year as ending on December 31, 2005.

(d)          Cash Equivalents and Short-Term Investments

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company. At December 31, 2004, the Company’s short-term

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

investments consisted of corporate notes and bonds and U.S. government and agency securities. At December 31, 2005, the Company did not have any short-term investments. The Company has evaluated its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company’s intent and board-approved investment policy and its ability to liquidate debt securities maturing after one year, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity within the caption “Accumulated Other Comprehensive Loss.” The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense), net. The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense). Interest and dividends on securities classified as available-for-sale are included in interest income. The cash and cash equivalents at December 31, 2005 were as follows (in millions):

	December 31, 2005
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$7.9	$7.9
Money market	5.0	5.0
Cash and cash equivalents	$12.9	$12.9

	December 31, 2004
	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$16.6	$16.6
Money market	28.0	28.0
U.S. Government and agency securities	5.2	5.2
Corporate Securities	2.2	2.2
Cash and cash equivalents	52.0	52.0
Short-term investments:
Corporate notes and bonds	6.3	6.3
U.S. Government and agency securities	1.3	1.3
Short-term investments	7.6	7.6
Cash and cash equivalents and short-term investments	$59.6	$59.6
Debt securities recorded at fair value, maturing:
Within one year		$7.6
After one year through five years		—
Debt securities recorded at fair value		$7.6

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Net unrealized gains and realized gains recorded during the year ended December 31, 2004 and December 31, 2005 were immaterial.

(e)           Inventory

Inventories are stated at the lower of cost or market and is included in other current assets in the accompanying balance sheets. Cost typically includes materials. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

(f)             Property and Equipment, Net

Property and equipment consists primarily of computer, field testing and office-related equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment, five years for furniture and office equipment, purchased software for the Company’s enterprise system of ten years and fifteen years for the Company’s Local Area Network infrastructure. Equipment acquired under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly improve and extend the useful life of an asset, are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

(g)           Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price over the fair value of net assets from acquired companies.

The Company typically engages a valuation consultant to assist in the determination of the carrying value and amortizable life of its intangible assets related to its acquisitions. The estimated useful life for its intangible assets is approximately two to eight years depending on the nature of the asset.

The Company adopted SFAS No. 142, on January 1, 2002. SFAS No. 142 superseded Accounting Principles Board Opinion No. 17, “Intangible Assets,” and discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. In addition, SFAS No. 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in SFAS No. 141, “Business Combinations,” the reassessment of the useful lives of existing finite-life intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives. In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill, and completed the required transitional impairment test. The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141. In accordance with SFAS No. 142, the Company conducts, at a minimum, an annual impairment test of goodwill in the fourth quarter of each fiscal year, or earlier if triggering events or circumstances warrant an accelerated review for potential impairment.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

(h)          Revenue Recognition

The Company provides services for three primary types of contracts: fixed-price long-term turnkey; time and materials; and contract management and out of pocket reimbursables. The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses (for government contracts). While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates.

Accordingly, the revenue we recognize in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company’s then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. In the Company’s wireless network services business, the estimated contract value and costs are impacted by the estimated number and mix of site types that we may be assigned. If, in any period, we significantly increase or decrease its estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company’s estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from its estimates. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue on the completed contract method.  There are no contracts for which the Company utilized the completed contract method in 2005.

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets.  These agreements are typically segmented into multiple projects to account for revenue under the guidelines of SOP 81-1. These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites) or other

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2004 and 2005 were $36.5 million and $51.0 million, respectively.  The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of December 31, 2005, approximately $14.1 million of the Company’s unbilled accounts receivable balance were under unapproved change orders or claims. Through March 30, 2006, approximately $10.3 million was received in customer purchase orders related to these amounts, the majority of which has been invoiced to the customer. The Company expects that substantially all of the unbilled balances as of December 31, 2005 will be billed within one year as billing and performance milestones are achieved.

Revenue from certain time and materials and fixed priced contracts are recognized when realized or realizable and earned, in accordance with Staff Accounting Bulletin (SAB) 101, as revised by SAB 104 (recognized when services are rendered at contracted labor rates, when materials are delivered and when other direct costs are incurred). Additionally, based on management’s periodic assessment of the collectibility of its accounts receivable, credit worthiness and financial condition of customers, the Company determines if collection is reasonably assured prior to the recognition of revenue.

The Company’s government network services business with the U.S. government and prime contractors is generally performed under cost reimbursable plus fixed fee, fixed price or time and material contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee, for which the fee is recorded as costs are incurred. Under fixed-price contracts, the Company agrees to perform certain work for a fixed price.

Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Under certain of the Company’s contractual arrangements, the Company may also recognize revenue for out-of-pocket expenses in accordance with EITF 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”  Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

Under certain of its contracts, the Company provides supplier procurement and material purchases for its customers. The Company records revenue on these arrangements on a gross or net basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” depending on the specific circumstances of the arrangement. The Company considers the following criteria, among others, for recording revenue on a gross or net basis:

(1)         Whether the Company acts as a principal in the transaction;

(2)         Whether the Company takes title to the products:

(3)         Whether the Company assumes risks and rewards of ownership, such as risk of loss for collection, delivery or returns;

(4)         Whether the Company serves as an agent or broker, with compensation on a commission or fee basis; and

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

(5)         Whether the Company assumes the credit risk for the amount billed to the customer subsequent to delivery.

(i)             Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectibility and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks. Total retainages included in accounts receivable were $1.4 million and $1.7 million at December 31, 2004 and 2005, respectively. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance of doubtful accounts. Allowances for doubtful accounts on billed accounts receivable as of December 31, 2004 and December 31, 2005 were $1.3 million and $1.5 million, respectively.

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

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For U.S. purposes, the Company is in a cumulative book profit position as of December 31, 2004 and December 31, 2005, and consideration is given to future taxable income, including the reversal of temporary differences and 2006 projected taxable income, in evaluating the recoverability of its U.S. deferred tax assets and the corresponding valuation allowance related to the assets. Unlike the Company’s U.S. tax position, its foreign operations are in a cumulative book loss position. Pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” limited consideration is given to the Company’s future foreign income in determining the recoverability of its foreign deferred tax assets and the related valuation allowance. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2005.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

(k)          Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans. Under this method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Under SFAS No. 123, the weighted average fair value of stock options granted during 2003, 2004 and 2005 was $9.95, $8.49 and $6.22 respectively, on the date of grant. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plan (see Note 10(c)) during 2003, 2004, and 2005 was $6.01, $6.00, and $4.78 respectively. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	2003	2004	2005
Expected term:
Stock options	3 years	4 years	4 years
Employee Stock Purchase plan	6 months	6 months	6 months
Interest rate	2.11%	3.43%	4.05%
Volatility	105%	96%	76%
Dividends	—	—	—

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in millions, except per share amounts):

	2003	2004	2005
Net income	$9.5	$5.0	$3.7
Actual stock-based compensation expense included in net earnings	6.3	0.2	0.1
Total stock-based employee compensation expense determined under fair value based method for all awards	(20.7)	(16.3)	(42.8)
Pro forma net loss	$(4.9)	$(11.1)	$(39.0)
Earnings (loss) per common share:
Basic—as reported	$0.14	$0.07	$0.05
Basic—pro forma	$(0.07)	$(0.16)	$(0.53)
Diluted—as reported	$0.13	$0.07	$0.05
Diluted—pro forma	$(0.07)	$(0.16)	$(0.53)
Weighted average shares:
Basic—as reported	68.4	67.7	74.0
Basic—pro forma	68.4	67.7	74.0
Diluted—as reported	73.3	67.7	75.3
Diluted—pro forma	68.4	67.7	74.0

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

(l)             Net Income per Common Share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The increase in the expected term of stock options in 2004 is a result of an increase in the vesting period of new stock options granted by the Company. The Company adopted EITF No. 03-6 “Participating Securities and the Two-Class Method Under FASB Statement No. 128” on January 1, 2005. In accordance with EITF No. 03-6, the Company determined that its Series B Convertible Preferred Stock were participating securities and therefore required to be included in the weighted average basic shares if dilutive. Accordingly, all prior year amounts presented have been restated to conform to the current year presentation. Diluted net income per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income per share are presented below (in millions):

	2003	2004	2005
Net income	$9.5	$5.0	$3.7
Shares used in basic per share amounts:
Weighted average common shares outstanding	68.4	67.7	74.0
Shares used in diluted per share amounts:
Dilutive effect of stock options	4.9	—	1.3
Dilutive weighted average shares	73.3	67.7	75.3
Basic net income per share	$0.14	$0.07	$0.05
Diluted net income per share	$0.13	$0.07	$0.05
Anti-dilutive weighted shares from stock options excluded from calculation	1.5	8.0	7.4
Anti-dilutive weighted shares from preferred stock excluded from calculation	—	5.1	—

Average per share market value of common stock	$10.57	$9.80	$6.33
Average outstanding stock option price per share	$9.22	$9.30	$6.28

The 2004 dilutive weighted average shares does not include 8.0 million of dilutive effect of stock options and 5.1 million of dilutive effect of Series B convertible preferred stock as such shares were antidilutive.

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

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

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

(n)          Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, income taxes receivable, accounts payable, accounts payable-related party, accrued expenses and income taxes payable approximate fair value due to the short-term nature of these instruments.

(o)          Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) for the years ended December 31, 2003, 2004 and 2005 includes net income (loss) and foreign currency translation adjustments.

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

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

(r)           Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that we have used change in the future, such changes could have a material impact.

(s)           Reclassifications

The accompanying statements of cash flows separately reflect the operating, investing and financing portions of the cash flows attributable to its discontinued operations for each of the years presented. These amounts were reported on a combined basis as a single amount in prior statements of cash flows. In addition, the balance sheets and statements of operations have been reclassified to present the discontinued operations.

(t)             Recent Accounting Pronouncements

In November 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”  To qualify as a discontinued operation, paragraph 42 of Statement 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF Issue 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42A (elimination of cash flows) and paragraph 42B (no significant continuing involvement) of Statement 144. EITF Issue 03-13 was effective for all periods beginning after December 15, 2004. The Company adopted EITF Issue 03-13 effective January 1, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement is effective for interim or annual reporting periods beginning after June 15, 2005 (January 1, 2006 for the Company). SFAS No. 123R has several methods for adopting this provision at the effective date and the Company has chosen the modified prospective method. The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS No. 123R.

Moreover, the fair value of share-based payment awards (including employee stock option grants) will be recognized as expense in the statements of operations over the requisite service period of each award.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

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

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Note 2.        Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill and other intangible assets by operating segment for the year ended December 31, 2005, are as follows (in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill
Balance as of January 1, 2004	$25.5	$5.5	$—	$31.0
Acquisitions	—	—	44.6	44.6
Adjustments	—	(0.2)	0.8	0.6
Earn-out consideration	—	5.9	0.5	6.4
Balance as of December 31, 2004	25.5	11.2	45.9	82.6
Acquisitions	—	—	29.4	29.4
Adjustments	—	0.2	(0.6)	(0.4)
Earn-out consideration	—	6.9	1.4	8.3
Balance as of December 31, 2005	$25.5	$18.3	$76.1	$119.9
Other intangibles, net
Balance as of January 1, 2004	$—	$1.9	$—	$1.9
Acquisitions	—	—	5.5	5.5
Amortization expense	—	(0.5)	(0.5)	(1.0)
Balance as of December 31, 2004	—	1.4	5.0	6.4
Acquisitions	—	—	2.7	2.7
Amortization expense	—	(0.3)	(1.4)	(1.7)
Balance as of December 31, 2005	$—	$1.1	$6.3	$7.4
Total goodwill and other intangibles, net	$25.5	$19.4	$82.4	$127.3

	As of December 31, 2005
	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period (years)
Acquired Intangible Assets
Customer relationships	$3.4	(0.9)	2.5	8.2
Contracts and Backlog	6.0	(1.8)	4.2	2.4
Non-compete agreements	1.3	(0.7)	0.6	3.3
Trade names	0.4	(0.3)	0.1	3.3
Total	$11.1	$(3.7)	$7.4	4.3
Aggregate Amortization Expense	$1.7
Estimated amortization expense:
For year ended 12/31/06	$1.8
For year ended 12/31/07	$1.6
For year ended 12/31/08	$0.9
For year ended 12/31/09	$0.7
For year ended 12/31/10	$0.5

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

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

The Company completed its annual impairment test as required under the provisions of SFAS No.142 during the fourth quarters of 2003, 2004 and 2005 and determined that there was no indication of impairment as of December 31, 2003, 2004 and 2005. If the Company is required to record an impairment charge in the future, it could have an adverse impact on its results of operations.

Note 3.        Significant Transaction

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

The accrual for loss on unused office space as of December 31, 2005 was $1.7 million, net of approximately $0.9 million of lease payments that were charged to the accrual of unused office space. The Company estimates that the remaining accrual will be paid through 2010.

(b)          Discontinued Operations—Scandinavia

During the second quarter of 2004, the Company made the decision to sell or otherwise divest its Network Management business in Scandinavia, which had previously been reported in its Wireless Network Services segment. WFI determined that this entity met the criteria to classify it as held for sale.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Accordingly, WFI has reflected this operation as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” After actively marketing to sell this business for one quarter, the Company made the decision to wind-down this operation in the third quarter of 2004. As of December 31, 2004 operations had been substantially wound-down. For the year ended December 31, 2004, the Network Management business in Scandinavia generated revenues of $2.7 million and net loss of $2.4 million for the same period. Included in the net loss for the year ended December 31, 2004 is an asset impairment loss of $0.4 million and a $1.7 million charge for estimated employee termination costs. A total of $0.9 million was paid in cash during the year ended December 31, 2004, and the remaining balance of the accrued liability at December 31, 2004 was $0.8 million related to employee termination costs. These amounts were paid during 2005. There was no tax benefit provided for these losses due to the uncertain future realizability of tax assets resulting from net operating losses in Scandinavia. All prior period amounts have been restated to reflect these operations as discontinued.

During 2005, the Scandinavian operation had a net loss of $0.3 million. As of December 31, 2004 and 2005, there were zero assets of discontinued operations, and $0.8 million and $0.1 million of liabilities of discontinued operations for December 31, 2004 and 2005, respectively, associated with the Scandinavia operation.

(c)           Discontinued Operations—Latin American Operations

In December 2005, the Company’s Board of Directors made the decision to exit the Company’s Mexican operations and certain of its other deployment businesses in South America. Prior to this decision, these operations had been reported in its Wireless Network Services segment. The Company determined that these operations meet the criteria to be classified as held for sale. Accordingly, WFI has reflected these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued South American deployment operations were substantially shut down as of the end of December 2005.

For the year ended December 31, 2005, these operations had revenues of $42.1 million and net loss of $7.4 million. Included in the loss from discontinued operations of $7.4 million for the year ended December 31, 2005 is approximately $5.0 million of a pre-tax write-off of contract costs incurred on sites the Company was building for its customers in Mexico and South America which were cancelled prior to the completion of the sites. Although the Company was under contractual arrangement with these customers to build these sites, these costs were contractually unrecoverable from its customers due to the termination clauses in the contracts, which do not provide for reimbursement for in process cancelled sites. Also included in the loss from discontinued operations for 2005 is a pre-tax impairment charge of approximately $0.9 million of accumulated foreign currency translation losses written off in the fourth quarter of 2005 in accordance with EITF Issue 01-05 “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment that will be Disposed Of”. The net loss from discontinued operations for 2005 includes a tax provision of approximately $3.6 million or an effective 88% provision rate, which was the result of an impairment charge related to the deferred tax assets of the discontinued operations. For the year ended December 31, 2004, these operations had revenues of $62.8 million and net income of $11.8 million.

On February 17, 2006, the Company announced that it had entered into a definitive agreement to divest all of its operations in Mexico. Refer to Note 18 to the consolidated financial statements for further discussion.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

The components of the current and non-current assets and liabilities for the Latin American operations are included in the accompanying balance sheet as discontinued operations as of December 31, 2004 and 2005 (in millions):

	2004	2005
Cash	$2.4	$3.2
Restricted cash	—	0.6
Accounts receivable, net	34.0	34.5
Prepaid expenses	0.1	0.2
Income tax receivable	—	2.3
Other current assets	4.2	5.9
Current assets of discontinued operations	$40.7	$46.7
Property, plant and equipment	$0.9	$1.5
Deferred tax asset	2.7	—
Other assets	0.1	0.2
Non-current assets of discontinued operations	$3.7	$1.7
Accounts payable	$4.8	$3.9
Accrued expenses	10.6	6.6
Tax contingencies	12.9	13.2
Billings in excess of cost	0.1	0.6
Income taxes payable	2.1	—
Deferred tax liability	—	0.1
Other current liabilities	—	5.6
Current liabilities of discontinued operations	$30.5	$30.0
Non-current liabilities of discontinued operations	$0.3	$0.3

The restricted cash of $0.6 million, is a one-year fixed account at zero interest as a result of a 2005 regulation in Argentina which requires the maintenance of cash balances as a percentage of foreign loans advanced by the Company to its foreign subsidiary.

Note 4.        Investments in Unconsolidated Affiliates

(a)          Diverse Networks, Inc (“DNI”)

On May 24, 2000, the Company paid $4.0 million in cash to acquire a 16.67% interest in DNI, a private company that provides network management and data center services. Through December 31, 2002, this investment was accounted for under the equity method of accounting due to the presence of significant influence that was deemed to exist based on the significant number of contracts that WFI had entered into with DNI and the presence of a WFI employee on DNI’s board of directors. The contracts constituted a substantial portion of the business conducted by DNI. By the end of fiscal 2002, the majority of the contracts between the Company and DNI had been completed. This resulted in the Company concluding effective January 1, 2003, that significant influence no longer existed. Accordingly, the investment in DNI no longer met the conditions for the use of equity method of accounting and accordingly, the investment has been accounted for under the cost method since January 1, 2003. The equity in earnings from this investment during the period this investment was accounted for under the

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

equity method of accounting were classified within other income (expense) in the Company’s consolidated statements of operations. The balance of the Company’s investment in DNI at December 31, 2003, totaled $3.1 million and is classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. During June 2004, the Company determined, based upon events occurring in the second quarter of 2004 at Diversified Networks, Inc. (“DNI”), that there was an other than temporary impairment of its investment in DNI. Specifically, DNI reported that it was losing a significant customer and that such loss would result in reduced gross margins and profitability. Additionally, DNI reported that it would need a cash infusion before the end of the year to fund operations and working capital requirements. Accordingly, the Company concluded that the full carrying value of $3.1 million was impaired. The write-off of $3.1 million is reflected in impairment of investment in unconsolidated affiliate and other income (expenses), net in the accompanying consolidated statements of operations.

On December 1, 2005, The Jackson Rivers Company entered into an Agreement and Plan of Merger (“Agreement”) with Diverse Networks, Inc. The Agreement provides for each share the right to receive $0.21 million in the form of a promissory note payable within one year of the closing date, bearing interest at 8% per annum, with installments of principal and interest payable on a quarterly basis. As of the time the certificate of merger is filed, all shares will no longer be outstanding and shall automatically be cancelled. The Company received a promissory note in the amount of $0.2 million payable in quarterly installments through December 2006. This amount was recorded in “Other income and expense” as of December 2005 in the accompanying Consolidated Statement of Operations as consideration for its equity interest in Diverse Networks, Inc.

(b)          CommVerge Solutions, Inc.

On July 21, 2000, the Company acquired 1,184,835 shares of Class B convertible Preferred Stock (1.2% interest) of CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The investment totaled $5.0 million in cash and is accounted for using the cost method of accounting. In 2001, an adjustment was required to reflect an impairment charge of $4.1 million as a result of a variety of factors including the capital raised in the investee’s financing transaction in January 2002, which indicated that the value of the Company’s investment had significantly declined. The balance of the Company’s investment in CommVerge Solutions, Inc. at December 31, 2004 and 2005 totals $0.9 million and has been classified on the consolidated balance sheet under the caption investment in unconsolidated affiliates. One of the Company’s Directors is also a Director of CommVerge Solutions, Inc.

(c)           Tactical Survey Group, Inc.

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a Company employee on TSG’s board of directors. The equity in earnings from this investment is classified within Other income (expense) in the Company’s consolidated statements of operations. As of December 31, 2005, the Company has recorded zero equity earnings related to this investment. The balance of the Company’s investment in TSG at

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

December 31, 2004 and 2005, totaled $1.2 million and has been classified on the consolidated balance sheet under the caption “Investments in unconsolidated affiliates.”

Note 5.        Acquisitions

Enterprise Network Services Segment

On February 13, 2003, the Company acquired all of the outstanding capital stock of Suntech Systems, Inc (Suntech)., a company that provides subcontracting services primarily for general contractors and enterprise customers for the design and installation of commercial electrical systems. This acquisition was the first in the Company’s diversification strategy into the enterprise market. Initial purchase consideration consisted of a cash payment totaling $1.8 million, of which $1.0 million was allocated to goodwill and $0.6 million was allocated to the fair value of identifiable intangible assets. Purchased intangible assets primarily consisted of customer relationships and are being amortized over their 5-year estimated useful life. The acquisition was accounted for under the provisions of purchase method accounting in accordance with Statement of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations”. Included in the stock purchase agreement is a provision whereby the Company has agreed to pay the selling shareholders additional earn-out consideration that is contingent upon the acquired entity’s successful achievement of specific annual earnings targets for each of the years ending December 31, 2003, 2004 and 2005 and the continued employment of certain individuals. As of December 31, 2005, $2.6 million of additional purchase consideration was recorded as goodwill, bringing the total purchase consideration to $4.4 million.

On April 15, 2003, the Company acquired all of the outstanding capital stock of Delmarva Systems Corporation, a company that provides various commercial electrical systems integration services. This acquisition was a continuation of the Company’s diversification strategy. Initial purchase consideration consisted of a cash payment totaling $6.2 million, of which $1.3 million was allocated to goodwill and $2.1 million was allocated to the fair value of identifiable intangible assets. Purchased intangible assets consisted primarily of customer relationships that are being amortized over their 7-year estimated useful life. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141. The stock purchase agreement included a provision whereby the Company agreed to pay the selling shareholders additional consideration that is contingent upon the acquired entity’s successful achievement of specific earnings targets for each of the twelve month periods ended March 31, 2004, 2005 and 2006. As of December 31, 2005, $10.9 million of additional purchase consideration was recorded as goodwill, bringing the total purchase consideration to $15.8 million.

On August 7, 2003, the Company acquired all of the outstanding equity interests of Enco Systems, Inc. (Enco), a company that provides full-service security systems and building technologies integration. This acquisition was a continuation of the Company’s diversification strategy. The initial purchase consideration consisted of a cash payment totaling $3.7 million, of which $0.1 million was allocated to goodwill and $0.1 million was allocated to identifiable intangible assets. The acquisition was accounted for under the provisions of the purchase method of accounting in accordance with SFAS No. 141. The stock purchase agreement included a provision whereby the Company has agreed to pay the selling equity holders additional consideration that is contingent upon the acquired entity’s successful achievement of specific annual earnings targets for the six month period ended December 31, 2003 and the years ending December 31, 2004, 2005 and 2006, and the continued employment of certain individuals. All additional contingent consideration earned by Enco was classified as compensation expense. The stock purchase

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

agreement contained a provision whereby either party could terminate the earn-out provision at the end of 2005 and the Company has chosen to exercise this option.

In connection with the acquisitions of Suntech and Enco, certain selling shareholders had continued employment provisions as a condition to receiving additional earn-out consideration. In accordance with EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” such payments were recorded as compensation expense. During 2003, the Company recorded $2.9 million of associated compensation expense. In September 2004, the Company amended these purchase agreements to more accurately reflect the intent of the transaction, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in a one-time charge of $12.4 million in the third quarter of 2004, which represents estimated payments to be made to certain ENS selling shareholders based on the original continuous employment clauses. During the third quarter of 2005, the Company reduced $2.5 million of this accrual when it became probable that the total earn-out consideration earned would be less than originally estimated based upon the performance of the acquired entities. During the fourth quarter of 2005, the Company recorded an additional net increase of $0.4 million accrual that was recorded to selling, general and administrative expense of contingent acquisition consideration as a result of one of the entities financial performance exceeding previously estimated performance, which was comprised of an increase of $1.1 million, net of a further reduction of $0.7 million for one of the entities that did not meet the estimated performance.

Assuming the ENS entities reach the minimum base performance targets in 2006, the aggregate future contingent payments, including the balance accrued and earned as of December 31, 2005, would approximate a cumulative total of $9.7 million. If the acquired entities exceed the defined annual performance targets through estimated annual growth as projected by the Company based on its current operating forecasts, the aggregate future contingent payments could likely range from $9.7 million to $11.7 million inclusive of the amounts accrued as of December 31, 2005 and the amounts earned from the achievement of the minimum base performance targets. The contingent consideration is calculated based on a certain multiple of defined annual earnings targets as stated in the respective purchase agreements. The company paid $6.8 million of this earn-out consideration in the first quarter of 2006.

The results of operations of these acquired entities are included in the Company’s consolidated financial statements for fiscal 2003 and are a component within the Enterprise Network Services operating segment.

A summary of the accrual for contingent acquisition consideration for the year ended December 31, 2005 is summarized in the table below (in millions):

	Suntech	Delmarva	Enco	DSI	TLA	Total
Balance as of December 31, 2004	$9.1	$—	$4.9	$0.5	$—	$14.5
Accrual for (reduction of) contingent consideration	3.2	5.0	(3.4)	1.9	—	6.7
Accrual for working capital adjustment	—	—	—	—	3.3	3.3
Payments	(5.4)	(5.0)	(0.7)	(1.9)	(3.3)	(16.3)
Balance as of December 31, 2005	$6.9	$—	$0.8	$0.5	$—	$8.2

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Government Network Services Segment.

On January 5, 2004, the Company acquired of all of the outstanding securities of High Technology Solutions, Inc. (HTS), for $48.5 million in cash. HTS provides systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management to government agencies. The acquisition of HTS was a part of the Company’s strategy to enter into the government sector and its overall diversification and long-term growth strategy. The excess purchase price paid over the fair value of tangible net assets acquired of $43.5 million to goodwill in the amount of $39.6 million, and to identifiable finite-life intangible assets in the amount of $3.9 million. The identified intangible assets consist of $3.2 million allocated to contracts and backlog, $0.2 million for intellectual property and $0.5 million for a non-compete agreement. The allocation of the purchase price is subject to adjustments within a one-year period of the acquisition date based on the resolution of pre-acquisition contingencies, which is comprised primarily of certain incentive arrangements. In connection with the Company’s acquisition of HTS and the determination of the fair value of assets acquired pursuant to the provisions of SFAS No. 141, the Company valued acquired contracts in process at contract price, minus the estimated costs to complete and an allowance of $1.5 million for the normal industry profit on its effort to complete such contracts. The Company reflected this allowance as an increase to goodwill and a corresponding increase to billings in excess of costs (deferred profit). During 2005 and 2004, $0.7 million and $0.4 million, respectively, of this allowance was amortized into income. The remaining amount of $0.3 million at December 31, 2005 is estimated to reduce costs through 2006. The results of operations of HTS since the acquisition date are included in the Company’s accompanying consolidated financial statements and are a component of the government network services operating segment.

The following table summarizes the final purchase price, including transaction costs (in millions):

At January 5, 2004
Current assets	$7.8
Property, plant, and equipment	0.5
Intangible assets	3.9
Goodwill	39.6
Deferred tax asset (net of valuation allowance)	4.1
Other assets	0.4
Total assets	56.3
Current liabilities	$(3.6)
Deferred profit	(1.5)
Deferred tax liability	(1.5)
Long-term debt	(0.2)
Total liabilities assumed	(6.8)
Net assets acquired	$49.5

On August 4, 2004, the Company completed its acquisition of Defense Systems, Incorporated (DSI), a company that provides a full range of information technology and logistics automation services to federal government and commercial clients, with a strategic focus on providing the end-to-end total radio frequency identification (“RFID”) solutions. The initial purchase consideration consisted of a cash payment of $6.6 million, of which $5.8 million was allocated to goodwill and $1.6 million was allocated to identifiable finite-lived intangible assets. The identified intangible assets consist of $0.8 million backlog,

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

$0.7 million of customer relationships and $0.1 million non-compete agreement, which are being amortized over their useful lives of 5, 10 and 3 years, respectively. Additional consideration of up to $3.2 million can be earned by the former major stockholders of DSI over an 18 month period based upon performance milestones related to certain specified contracts. The additional consideration if any, will be recorded as goodwill as earned. As of December 31, 2005, approximately $0.5 million has been accrued of the additional consideration based upon the attainment of certain milestones The operating results for DSI for the year ended December 31, 2003, are not included in the proforma results presented below as the results were immaterial.

On January 27, 2005, the Company acquired all of the issued and outstanding shares of capital stock of JMA Associates, Inc d/b/a TLA Associates (TLA) for $37.3 million in cash. TLA provides services including network engineering, network infrastructure support, information assurance, application development, and managed services, including network maintenance and monitoring, to government agencies. The acquisition was a continuation of the Company’s strategy to expand its government services business. The intangible assets consist of backlog of $1.3 million amortized over a 3 year period, customer relationships of $0.8 million being amortized over a 10 year period and non-compete agreements of $0.6 million being amortized over a 3 year period.

The purchase price, including transaction costs of $0.6 million, was accounted for as follows (in millions):

Current assets	$8.4
Property, plant, and equipment	0.8
Intangible assets	2.7
Goodwill	29.0
Total assets	40.9
Accrual for loss contracts	$(0.6)
Deferred profit	(0.2)
Other current liabilities	(2.2)
Total liabilities assumed	(3.0)
Net assets acquired	$37.9

Pro Forma Financial Information

The results of operations of these acquired entities since the acquisition date are included in the Company’s consolidated financial statements for fiscal 2004 and 2005 and are a component within the Government Network Services segment.

The following summary presents pro forma consolidated results of operations for the year ended December 31, 2004 as if the acquisitions described above had occurred January 1, 2004 and includes adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The pro forma adjustment amount for the year ending December 31, 2005, for the period from January 1, 2005 to January 27, 2005, related to the acquisition of TLA is immaterial. The pro forma results are unaudited and for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transactions been

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

completed as of the beginning of the period, nor or they indicative of results of operations which may occur in the future (all unaudited amounts, except per share amounts, are in million):

	2004 As Reported	Pro forma Adjustments	2004 Pro forma
Revenue	$334.2	$31.6	$365.8
Net income	$5.0	$2.8	$7.8
Diluted earnings per share	$0.07		$0.12

Note 6.                       Balance Sheet Details

The consolidated balance sheets consist of the following at December 31, 2004 and 2005 (in millions):

	2004	2005
Accounts receivable, net:
Billed	$64.2	$60.1
Unbilled	36.5	51.0
	100.7	111.1
Allowance for doubtful accounts	(1.3)	(1.5)
Total accounts receivable, net	$99.4	$109.6
Property and equipment, net:
Computer equipment	$29.9	$29.8
Furniture and office equipment	3.3	4.7
Construction in progress	2.0	4.2
Leasehold improvements	1.4	1.6
Accumulated depreciation and amortization	(24.1)	(25.7)
Total property and equipment, net	$12.5	$14.6
Other intangibles, net:
Customer relationships	$2.6	$3.4
Contracts and Backlog	4.6	6.0
Trade name	0.4	0.4
Noncompete agreements	0.7	1.3
Accumulated amortization	(1.9)	(3.7)
Total other intangibles, net	$6.4	$7.4
Investments in unconsolidated affiliates:
CommVerge, Inc.	$0.9	$0.9
Tactical Survey Group, Inc.	1.2	1.2
Total investments in unconsolidated affiliates	$2.1	$2.1

Note 7.                       Notes Payable and Other Financing Arrangements

(a)          Credit Agreement

On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15 million senior credit facility, secured by all of the Company’s assets.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

KeyBank is designated as the sole arranger and sole book manager. The facility has a 3-year term and can be expanded to a $60 million facility. The Company intends to use the facility to fund acquisitions. As part of the Company’s acquisition strategy, the Company may choose to expand its new credit facility up to $60 million to fund future acquisitions. As of December 31, 2005, there was no balance drawn on this credit facility. As of March 30, 2006, the Company has drawn $7.0 million on this line for purposes of paying the acquisition earn-out payments of $6.8 million in the first quarter of 2006.

The terms of the credit agreement require the Company to provide certain customary covenants for a credit agreement, including certain financial covenants. These financial convenants are computed as defined by the terms of the agreement. These financial covenants include a maximum senior leverage ratio of 1.5 to 1.0, a maximum total leverage ratio of 3.0 to 1.0, a minimum liquidity ratio of 1.35 to 1.0, and a minimum fixed charge coverage ratio of 1.25 to 1.0. As of December 31, 2005, the Company was in compliance with all covenants under this agreement.

(b)          Financing

In February 2005, the Company entered into an agreement with National City Vendor Finance, LLC to finance $0.59 million in software, maintenance and support fees of one of its IT systems. The interest rate for the financing is at 4.2% per annum. Principal and interest payments of $0.05 million are payable quarterly through January 2008. As of December 31, 2005, $0.45 million was outstanding on this financing.

Note 8.                       Lease Commitments

The Company leases certain equipment under capital leases with a weighted average interest rate of approximately 7.08% that expire at various dates through 2007. The Company also leases certain facilities and equipment under operating leases having terms expiring at various dates through 2011. Future minimum lease payments under capital and operating leases as of December 31, 2005 are as follows (in millions):

	Capital Leases	Net Operating Leases
Year ending December 31,
2006	$0.1	$5.4
2007	0.1	5.1
2008	—	4.6
2009	—	4.5
2010	—	2.7
Thereafter	—	1.6
Total future minimum lease payments	0.2	$23.9
Less amount representing interest	—
Present value of capital lease obligations	0.2
Less current portion	—
Long-term capital lease obligations	$0.2

Equipment recorded under capital leases approximated $1.6 million as of December 31, 2004 and $0.7 million as of December 31, 2005, with accumulated depreciation of $1.3 million and $0.5 million as of December 31, 2004 and 2005, respectively. The reduced accumulated depreciation balance as of December 31, 2005 is a result of the the expiration of leases related to fully depreciated assets during 2005.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Pursuant to the terms of sublease agreements as of December 31, 2005, approximately $2.2 million of sublease income will offset future minimum lease payments as of December 31, 2005. Gross rent expense under operating leases for the years ended December 31, 2003, 2004 and 2005 were $5.6 million, $5.9 million and $6.9 million, respectively. Total sublease income for the years ended December 31, 2004 and 2005 totaling $1.0 million and $0.8 million, respectively, has been netted against rent expense. Based on management’s assessment of existing assumptions as described in Note 3, a reversal totaling $3.2 million related to a portion of the accrual for unused office space was recorded during the fourth quarter of fiscal 2003. Such amount is included in asset impairment and other charges on the Company’s statement of operations. The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. The Company has recorded deferred rent, included in accrued expenses, of $1.3 million and $1.2 million at December 31, 2004 and 2005, respectively, to reflect the excess of rent expense over cash payments since inception of the respective lease.

Note 9.                       Income Taxes

Income (loss) from continuing operations and before provision (benefit) for income taxes for the years ended December 31, 2003, 2004 and 2005 is comprised of the following (in millions):

	2003	2004	2005
Domestic	$15.1	$(7.8)	$20.6
Foreign	(1.2)	3.5	(3.8)
	$13.9	$(4.3)	$16.8

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2003, 2004 and 2005 is comprised of the following (in millions):

	2003	2004	2005
Current:
Federal	$—	$—	$(0.1)
State	0.8	0.6	0.9
Foreign	(0.3)	1.6	(0.4)
	0.5	2.2	0.4
Deferred:
Federal	0.8	(2.6)	4.7
State	(1.7)	0.5	0.4
Foreign	—	—	(0.1)
	(0.9)	(2.1)	5.0
	$(0.4)	$0.1	$5.4

Additionally, the Company recognized net tax benefits (adjustments) from exercise of stock options of $7.3 million, $(0.7) million and zero for the years ended December 31, 2003, 2004 and 2005, respectively, which were recorded in stockholder’s equity.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income tax provision (benefit) for the years ended December 31, 2003, 2004 and 2005 is as follows (in millions):

	2003	2004	2005
Income tax expense (benefit) at federal statutory rate	$4.8	$(1.5)	$5.9
State taxes, net of federal tax benefit and valuation allowance	(0.6)	0.8	1.3
Foreign tax expense net of valuation allowance	0.4	0.4	0.6
Decrease in federal valuation allowance	(7.7)	(4.6)	(4.6)
Increase in deferred tax asset due to foreign tax credit conversion	2.6	—	—
Contingent acquisition consideration	—	4.3	(0.7)
Tax basis difference on subsidiaries	—	—	0.8
Nondeductible expense	0.9	0.8	0.7
Revision of prior year estimates	—	—	1.4
Other, net	(0.8)	(0.1)	—
	$(0.4)	$0.1	$5.4

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2005 are as follows (in millions):

	2004	2005
Deferred tax assets:
Allowance for doubtful accounts	$1.7	$1.2
Sundry accruals	2.4	1.2
Vacation accrual	1.0	1.0
Property and equipment, principally due to differences in depreciation	1.9	0.4
Investments	—	0.7
Goodwill and other intangibles	4.1	2.4
Net operating loss carryforwards	37.0	39.1
Capital loss carryforward	—	1.5
Tax credit carryforwards	0.2	0.3
Deferred revenue	1.1	0.7
Reserves and other	11.0	8.4
	60.4	56.9
Valuation allowance	(28.1)	(27.4)
Total deferred tax assets, net of allowance	32.3	29.5
Deferred tax liabilities:
Unearned revenue	(6.4)	(13.3)
Foreign deferred tax liability	(3.3)	—
Other intangibles	(2.5)	(2.2)
Property and equipment, principally due to differences in depreciation	—	(1.4)
Other liabilities	—	(0.4)
Total deferred tax liabilities	(12.2)	(17.3)
Net deferred tax asset	$20.1	$12.2

Included in the valuation allowance of $27.4 million above as of December 31, 2005 is approximately $4.4 million of valuation allowance related to our discontinued operations.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

At December 31, 2005, the Company had federal tax loss carryforwards of $84.5 million (including stock option net operating loss carryforwards) which expire beginning in 2020 and California tax loss carryforwards of $19.7 million which expire beginning in 2012. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has determined that any potential ownership changes under Section 382 will not materially impact the Company’s ability to utilize its net operating loss and tax credit carryforwards. In addition, the Company has foreign tax loss carryforwards of $0.4 million in the United Kingdom, $6.8 million in Sweden and $13.5 million in Brazil.

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2005, the Company recorded a net decrease to the allowance for deferred tax assets of $5.1 million resulting in a net 32% income tax provision for the year ended December 31, 2005. For U.S. purposes, the Company is in a cumulative book profit position as of December 31, 2005, and consideration is given to future taxable income, including the reversal of temporary differences and 2006 projected taxable income, in evaluating the recoverability of its U.S. deferred tax assets and the corresponding valuation allowance related to the assets. Unlike the Company’s U.S. tax position, its foreign operations are in a cumulative book loss position. Pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” limited consideration is given to the Company’s future foreign income in determining the recoverability of its foreign deferred tax assets and the related valuation allowance. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2005.

The following table summarizes the components of valuation allowance and its allocation among continuing operations, purchase price accounting and stockholder’s equity as of December 31, 2005:

	Purchase Price Accounting	Continuing Operations	Stockholders’ Equity	Total
Domestic	$3.0	$7.6	$6.3	$16.9
Foreign	—	6.1	—	6.1
Total	$3.0	$13.7	$6.3	$23.0

The classification of the valuation allowance between continuing operations and additional paid in capital depicts the manner whereby any reversal would be reflected in the Company’s financial statements. Specifically, any reversal of valuation allowance in continuing operations would be reflected in the Company’s statements of operations and any reversal of the purchase price accounting and stockholder’s equity would not be reflected in the Company’s statements of operations. The Company has undistributed earnings from continuing operations of non-U.S. subsidiaries for which deferred taxes have not been provided. Such earnings are considered indefinitely reinvested in the non-U.S. subsidiaries. If these earnings were repatriated, additional tax expense may result, although the calculation of such amounts is not practicable.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Note 10.                Stockholders’ Equity

(a)          Preferred Stock

On October 29, 2001, the Company issued an aggregate of 63,637 shares of Series A Convertible Preferred Stock, at an aggregate purchase price of $35.0 million, for a common stock conversion price of $5.50 per share (which was the fair market value of the Common Stock at the closing) in a private placement to entities affiliated with a director of the Company. The holders of the Series A Convertible Preferred Stock elected to convert such stock into 7,000,070 shares of the Common Stock of the Company in the fourth quarter of 2003, and as a result, no shares of Series A Convertible Preferred Stock remained outstanding at December 31, 2004 and 2005, respectively. The number of shares of common stock issued upon conversion reflects the additional shares issuable under the anti-dilution protection clause which was triggered as a result of the lower price per share of the subsequent sale of Series B Convertible Preferred Stock (see below). The shares of Common Stock issued on conversion of the Series A Convertible Preferred Stock were subject to a lock-up provision, which expired over time, such that at the end of each of the three-month periods that commenced on the 18-month anniversary of the closing date, 20% of the converted or convertible shares were released from lock-up and available for resale at the option of the Series A Convertible Preferred Stock holder(s), until the lock-up’s final expiration on April 29, 2004.

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

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

The Company’s outstanding shares of Series B Convertible Preferred Stock are convertible into common stock at any time at the election of the holder of such shares and do not require the payment of cash dividends. However, in the event that the Company’s Board of Directors declare a dividend or distribution payable with respect to the then-outstanding shares of Common Stock, the holders of the Series B Preferred Stock shall be entitled to the amount of dividends per share in the same form as such Common Stock dividends that would be payable on the largest number or whole shares of Common Stock. Outstanding and unconverted shares of Series B Preferred Stock are entitled to the payment of a liquidation preference equal to the original purchase price ($5.00 per common equivalent) upon a change of control of the Company, including the acquisition by a person or group of beneficial ownership of more than 50.0% of its voting power. Under Delaware state law, the Company’s Board of Directors is required to approve any such transaction. The Company’s authorized capital includes unissued “blank check” preferred stock, the issuance of which may be approved by the Company’s Board of Directors without the prior consent of the Company’s stockholders and which may be used, either alone or in combination with other takeover defense mechanisms available to the Board of Directors, to deter a change of control that is not approved by the Board of Directors. As a result, the Company does not expect to enter into any transaction in which the liquidation preference of the Series B Convertible Preferred Stock would be applicable in the foreseeable future. However, in the event the Company’s Board of Directors approves a merger or does not otherwise act to prevent a change of control through the use of takeover defense mechanisms, including the Company’s authorized and unissued preferred stock, the liquidation preference provisions could be triggered if a transaction resulting in proceeds of less than $5.00 per common equivalent share to the holders of outstanding shares of Series B Convertible Preferred Stock were consummated. As of December 31, 2003, the total liquidation preference equaled $45.0 million.

Through December 31, 2004, the Company has received notices from the holders to convert an aggregate number of 64,517 shares of Series B Convertible Preferred Stock into an aggregate 6,451,700 shares of the Company’s Common Stock. On December 31, 2004 and 2005, the total liquidation preference equaled $12.7 million. In accordance with EITF No. 03-06 “Participating Securities and the Two-Class Method under FASB Statement No. 128”, the Company’s Series A and  B Preferred Stock was considered a participating security for purposes of computing basic earnings per share as further discussed in Note 1(l).

(b)          Stock Option Plans

During the years ended 1997, 1999 and 2000, the Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”), the 1999 Equity Incentive Plan (the “1999 Plan”) and the 2000 Non-statutory Stock Option Plan (the “2000 Plan”), respectively. Further, in February 2005, the Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan was subsequently approved by a majority of the Company’s stockholders on May 18, 2005. Stock options granted under the 1997 Plan and 1999 Plan may be incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. The Company ceased making grants under, and subsequently terminated the 1997 Plan upon completion of its initial public offering. The 2000 Plan permits the grant of non-statutory stock options, which are exercisable for a period following the date of grant as determined by the Board of Directors (generally ten years).  Additionally, in July 2004, the Board of Directors resolved that all future stock option grants under all of the Company’s stock option plans would be non-statutory stock options, until such further determination by the Board of Directors. Stock option exercise prices for the 1997 Plan, 1999 Plan, 2000 Plan and 2005 Plan must be equal to or greater than the fair market value of the common

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

stock on the date of grant. A cumulative total of 7.5 million, 15.9 million, 6.5 million and 3.5 million shares of common stock have been authorized for issuance under the 1997 Plan, 1999 Plan, 2000 Plan and 2005 Plan, respectively. There remains approximately 2.0 million shares of common stock authorized for the 1997 Plan which are no longer issuable due to the termination of the plan. In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its 1997 Plan, 1999 Plan and 2000 Plan. All options granted in 2002, 2003 and 2004, except as noted below, were at or above fair market value on the date of grant.

For the year ended December 31, 2003, the Company recorded $6.3 million of non-cash stock-based compensation expense related to the change in status of certain stock option holders, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Stock option transactions are summarized below:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	1997 Plan	Price	1999 Plan	Price	2000 Plan	Price
Outstanding at December 31, 2002	2,157,372	$7.37	6,925,239	$10.46	4,311,492	$6.09
Granted	—	—	4,848,085	10.46	523,015	5.31
Exercised	(1,025,866)	5.32	(3,319,286)	4.04	(2,009,241)	4.45
Cancelled	(68,277)	13.28	(487,470)	14.20	(314,210)	6.92
Outstanding at December 31, 2003	1,063,229	$7.81	7,966,568	$10.08	2,511,056	$6.99
Granted	—	—	2,968,627	8.98	838,140	6.74
Exercised	(135,137)	4.72	(961,306)	4.85	(437,846)	4.49
Cancelled	(161,761)	13.0	(1,365,948)	11.9	(290,998)	8.82
Outstanding at December 31, 2004	766,331	$7.96	8,607,941	$9.97	2,620,352	$7.00
Granted	—	—	7,596,240	6.13	2,619,698	6.47
Exercised	(41,912)	2.40	(381,634)	4.46	(169,312)	4.46
Cancelled	(27,742)	12.82	(6,513,324)	10.83	(1,878,672)	8.86
Outstanding at December 31, 2005	696,677	$10.00	9,309,223	$6.26	3,192,066	$5.50
Balance Exercisable at December 31, 2005	696,677	$8.10	6,703,523	$6.38	2,215,627	$5.28
Balance Exercisable at December 31, 2004	766,331	$7.96	3,545,300	$10.08	1,700,579	$7.30
Balance Exercisable at December 31, 2003	1,063,229	$7.81	2,754,931	$10.34	1,928,345	$7.06

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

The following table summarizes information as of December 31, 2005 concerning options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price
$1.33-4.23	1,644,977	5.55	$3.94	1,640,318	$3.94
4.28-5.20	1,394,698	6.54	4.65	1,212,070	4.57
5.23-6.05	2,584,218	8.79	5.77	717,118	5.89
6.09-6.18	98,097	8.06	6.15	77,393	6.16
6.19-6.19	6,258,705	8.17	6.19	4,850,291	6.19
6.22-42.63	1,155,796	5.73	9.97	1,057,162	10.12
44.94-57.00	61,475	4.46	51.30	61,475	51.30
$1.33-57.00	13,197,966	7.56	$6.18	9,615,827	$6.27

On May 18, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of the Company’s common stock that are held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. Options to purchase 2,044,487 shares of common stock are subject to this acceleration. The options subject to acceleration had a weighted average exercise price of $12.02. The exercise prices and number of shares subject to the accelerated options were unchanged.

On September 19, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of the Company’s common stock that are held by current employees, including executive officers, and excluding Directors and which have an exercise price per share equal to or greater than $8.00. Options to purchase 1,026,197 shares of common stock are subject to this acceleration. The options subject to acceleration had a weighted average exercise price $9.06. The exercise prices and number of shares subject to the accelerated options were unchanged.

On December 21, 2005, the Company’s Board of Directors approved, subject to certain limited conditions, the acceleration of vesting of all unvested options to purchase shares of common stock of the Company that are held by employees, and which have an exercise price per share equal to or greater than $6.50. The acceleration is effective as of December 30, 2005, provided that holders of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, will be given the election to decline the acceleration of an option if such acceleration would have the effect of changing the status of such option for federal income tax purposes from an incentive stock option to a non-qualified stock option. Options to purchase approximately 316,239 shares of common stock will be subject to this acceleration. The options subject to acceleration had a weighted average exercise price of $6.82. The number of shares subject to the accelerated options will remain unchanged.

The acceleration of these options was undertaken to avoid recognition of future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options once the Financial Accounting Standards (“FASB”) No. 123 (revised 2004) “Share-Based Payment”, issued by the Financial Accounting Standards Board, becomes effective. As originally issued by the FASB, SFAS No. 123 was to be implemented as of the beginning of the first interim

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

or annual period beginning after June 15, 2005. In April, 2005, the SEC announced it will permit companies to implement SFAS No. 123R at the beginning of the next fiscal year. The future expense that is eliminated as a result of the acceleration of the vesting of these options is approximately $18.4 million, (of which approximately $7.8 million is attributable to options held by executive officers and $0.4 million is attributable to options held by directors).

In addition, on December 21, 2005, the Board of Directors of the Company approved, subject to certain limited conditions, the amendment of all outstanding stock option grants under the Company’s 1999 Equity Incentive Plan and 2000 Nonstatutory Stock Option Plan (collectively, the “Option Plans”), with an exercise price per share greater than 120% of the closing market price of the Company’s common stock on December 29, 2005 to provide that, as of December 30, 2005, the exercise price of each outstanding stock option under the Option Plans shall be reduced to 120% of the closing price of the Company’s common stock as reported on the NASDAQ National Market on December 29, 2005; provided, however, that the holder of such outstanding stock option is an employee of the Company on December 30, 2005, but excluding (i) employees of the Company that are categorized as project staff associates and (ii) employees who have, prior to December 30, 2005, given notice to, or received notice from, the Company terminating their employment on a date or time period after December 30, 2005. There was no financial impact related to this amendment.

The repricing of these options was undertaken to eliminate the future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options once the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, issued by the Financial Accounting Standards Board (“FAS 123”), becomes effective for reporting periods beginning in January 2006. Assuming that no holders of incentive stock options elect to decline the acceleration, the future expense that is eliminated as a result of the acceleration of the vesting of these options is approximately $1.3 million (none of which is attributable to options held by executive officers). In addition, because the repricing will occur in lieu of additional option grants in 2006 of approximately 2.5 million shares for certain of the Company’s employees (the “2006 Option Grants”), the repricing enables the Company to significantly offset the dilutive impact of the 2006 Option Grants by reducing both the FAS 123 compensation expense for future option grants as well as the dilution to the Company’s outstanding share amount.

(c)           Employee Stock Purchase Plan

In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 2.9 million shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company’s initial public offering. On November 16, 2005, the Compensation Committee of the Board of Directors elected to suspend all future offerings under the Purchase Plan effective January 1, 2006.

Unless otherwise determined by the Compensation Committee of the Board of Directors, all employees were eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the board) for at least 5 months per calendar year.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Employees who actively participated in the Purchase Plan were eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that was withheld was used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date was then equal the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees were also able to end their participation in the offering at any time during the offering period, and participation ended automatically upon termination of employment. From the Purchase Plan’s inception through December 31, 2005, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 2,005,899.

(d)          Shelf Registration

On February 19, 2004 the Company filed a universal shelf Registration statement on Form S-3 and an acquisition shelf Registration on Form S-4 with the Securities and Exchange Commission (SEC). The Company has no immediate plans to raise capital under the shelf Form S-3 or to utilize the shelf Form S-4 for acquisition transactions. The universal shelf registration statement on Form S-3 will permit the Company to sell, in one or more public offerings, shares of newly issued common stock, shares of newly issued preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. In addition, the universal shelf will permit certain stockholders who purchased the Company’s Series A and Series B Convertible Preferred Stock, to sell up to 5.4 million shares of common stock, all of which are currently included in the Company’s December 31, 2005 weighted average diluted common shares outstanding. The acquisition shelf registration statement on Form S-4 will enable the Company to issue up $200 million of its common stock in one or more acquisition transactions that the Company may make from time to time. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business.

(e)           Stockholder Rights Agreement

On December 16, 2004, the Company entered into a Stockholder Right Agreement (the “Rights Agreement”). Under the terms of the Rights Agreement, initially, the Rights will attach to all certificates representing shares of outstanding Company common stock and no separate Rights Certificates will be distributed. Subject to the provisions of the Rights Agreement the Rights will separate from the Company common stock and the “Distribution Date” will occur upon the earlier of (i) ten business days following a public announcement (the date of such announcement being the “Stock Acquisition Date”) that person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 15% or more of the then-outstanding Common Stock (an “Acquiring Person”), or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. An Acquiring Person does not include certain persons specified in the Rights Agreement.

On December 16, 2004, the Company’s Board of Directors authorized and declared a dividend of one right (a “Right”) to purchase on one-hundredth of a share of the Company’s Series C Preferred Stock (“Series C Preferred”) for each outstanding share of Common Stock, par value $0.001 (“Common Stock”), to stockholders of record as of the close of business December 27, 2004 (the “Record Date”). Each Right

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth of a share of Series C Preferred at a purchase price of $54.00, subject to adjustment (the “Purchase Price”).

The Rights are not exercisable until the Distribution Date and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed or exchanged by the Company.

Note 11.                Employee Benefit Plan

In 1996, the Company implemented a 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code ($14,000 of eligible compensation for 2005). The Company may make contributions at the discretion of its Board of Directors. The Company made no contributions in 2003 and made contributions of $0.3 million in 2004 and $2.1 million in 2005.

On November 18, 2004, the Board of Directors adopted the Wireless Facilities, Inc. Nonqualified Deferred Compensation Plan, effective as of January 1, 2005 (the “Plan”). The Plan provides executive officers and other eligible highly compensated employees with the opportunity to enter into agreements to defer up to eighty percent (80%) of their cash compensation derived from base salary, bonus awards and/or commissions. In addition, the Company may, in its sole and absolute discretion, award any participant under the Plan an additional employer contribution. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the committee appointed to administer the Plan. Participants may elect that distribution of deferred amounts be paid in the form of either a lump sum or in annual installments if the participant terminates employment as a result of his or her retirement. However, all other distributions under the Plan will be make in a single lump sum. Distributions occur upon termination of service or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. The Company, in its sole discretion, may suspend or terminate the Plan or revise of amend it in any respect whatsoever; provided, however, that no such action may reduce amounts credited to deferral accounts and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company.

Note 12.                Significant Customers

The Company had sales to one customer totaling $98.8 million, which comprised 26.3% of the Company’s total revenues for the year ended December 31, 2005. The Company’s top five customers accounted for approximately 49.0% of its total revenues for the year ended December 31, 2005. The Company’s Wireless Network Services segment generated 40.0% of this revenue and the Company’s Government Network Services segment generated 9.0% of this revenue.

The Company had sales to one customer totaling $67.9 million, which comprised 20.3% and another customer totaling $30.6 million, which comprised 9.1% of the Company’s total revenues for the year ended December 31, 2004. The Company’s top five customers accounted for approximately 48.4% of its total revenues for the year ended December 31, 2004. The Company’s Wireless Network Services segment generated 39.3% of this revenue and the Company’s Government Network Services segment generated 9.1% of this revenue.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

The Company had sales to one customer totaling $63.4 million, which comprised 28% of the Company’s total revenues for the year ended December 31, 2003. The revenues generated by this customer were from the Company’s Wireless Network Services segment.

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

In 2004, the Company reorganized its operating segments to reflect its current operations and strategic direction. Effective January 1, 2004, the Company reorganized its business along service lines including three reportable segments: Wireless Network Services, Enterprise Network Services, and Government Network Services. Revenues and operating income (loss) provided by the Company’s segments for the years ended December 31, 2003, 2004 and 2005 are as follows (in millions). All prior period amounts have been reclassified in order to conform with the current period presentation.

	2003	2004	2005
Revenues:
Wireless Network Services	$187.4	$217.3	$223.0
Enterprise Network Services	41.1	65.3	67.3
Government Network Services	—	51.6	85.0
Total revenues	$228.5	$334.2	$375.3
Operating income (loss):
Wireless Network Services	$13.0	$1.6	$2.7
Enterprise Network Services	0.7	(7.9)	6.3
Government Network Services	—	4.4	8.1
Total operating income (loss)	$13.7	$(1.9)	$17.1

The operating loss of Enterprise Network Services for 2004 was impacted by a charge for contingent acquisition consideration of $12.4 million resulting from the Company’s amendment of the purchase agreements related to two of the companies acquired in the ENS division. The operating income of Enterprise Network Services for 2005 was impacted by a $2.1 million credit to reduce an excess contingent acquisition accrual.

Revenues generated by geographic area for the years ended December 31, 2003, 2004 and 2005 are as follows (in millions):

	2003	2004	2005
United States	$205.2	$296.1	$337.7
EMEA	13.9	34.9	27.1
Latin America	9.4	3.2	10.5
Total revenues	$228.5	$334.2	$375.3

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Assets of the Company’s corporate headquarters and other corporate related assets have been included in the assets of the Wireless Network Services segment.

Total assets by segment for the years ended December 31, 2003, 2004 and 2005 are as follows (in millions):

	2003	2004	2005
Wireless Network Services	$223.4	$184.2	$132.4
Enterprise Network Services	23.6	40.3	45.3
Government Network Services	—	61.8	110.2
Discontinued operations	31.8	44.4	48.4
Total assets	$278.8	$330.7	$336.3

Long-lived assets by geographic area for the years ended December 31, 2003, 2004 and 2005, which include property and equipment, goodwill, other intangibles and investments in unconsolidated affiliates, are as follows (in millions):

	2003	2004	2005
United States	$46.5	$101.1	$142.1
EMEA	0.5	2.5	1.4
Latin America	—	—	0.5
Total long-lived assets	$47.0	$103.6	$144.0

See Note 6 and Note 2 for detail of long-lived assets.

Note 14.                Related Party Transactions

In August 2001, WFI and GlobTel Holdings, Ltd. (“GlobTel”) executed a Master Service Agreement (MSA) whereby WFI or its designated affiliates would perform telecommunications outsourcing services. GlobTel is substantially owned by Massih Tayebi, a brother of Masood K. Tayebi, and former Chairman of the Company. During 2003, the Company recorded approximately $0.9 million in total net revenues and received approximately $0.7 million from GlobTel for services provided under the MSA. Such revenues are a component of total revenues in the Company’s consolidated statements of operations. As of December 31, 2003 and 2004, the Company had an outstanding accounts receivable balance with Globtel of approximately $0.2 million and $0, respectively. Such accounts receivables are reflected as accounts receivable—related party in the Company’s consolidated balance sheet. At December 31, 2003, 2004 and 2005, no future commitments or guarantees exist between GlobTel and the Company.

In June 2001, WFI received a payment of $0.5 million from BridgeWest LLC, a privately-held investment group, representing a prepayment for future engineering services to be provided by WFI to BridgeWest LLC. BridgeWest LLC is substantially owned by Masood K. Tayebi, the Executive Chairman and the former Chief Executive Officer of the Company, Massih Tayebi, a brother of Masood K. Tayebi and former Chairman of the Company, and Sean Tayebi, also a brother of Masood K. Tayebi. The Company has recorded approximately $0.2 million total revenues for services provided under this agreement for each of the years ended December 31, 2003 and 2004. Such revenues are a component of

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

total revenues in the Company’s consolidated statements of operations and the Wireless Network Services operating segment. During the second quarter of 2003, approximately $0.2 million of the payment received from BridgeWest LLC was applied towards billings for cumulative engineering services provided by WFI and the residual balance of $0.3 million was refunded to BridgeWest LLC. At December 31, 2003, 2004 and 2005, no commitments or guarantees exist between BridgeWest LLC and the Company.

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

In August 2003, a brother of Masood K. Tayebi, the Chairman and the former Chief Executive Officer of the Company, changed his employment status from employee to consultant and the exercise period of the stock option items was extended. This change in status resulted in a modification of the terms of stock options that had previously been granted to him. In accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” a stock-based non-cash compensation charge of $3.8 million was in the Company’s 2003 statements of operations to reflect the re-measurement of these options.

In 2003, in conjunction with two companies that the Company acquired in its Enterprise Network Services business, the Company assumed certain facility lease obligations for which the facilities were owned by the previous shareholders. The lease expense, which approximates $0.3 million for the year ended December 31, 2004 is reflected in the statement of operations.

In connection with the Company’s acquisition of TLA in January 2005, the Company assumed certain facility lease obligations for a facility owned by the previous shareholders. The lease expense, which approximates $0.7 million for the year ended December 31, 2005, respectively, is reflected in the statement of operations.

On March 28, 2005, the Company entered into Change in Control Agreements with the following employees: Deanna Lund, the Company’s Senior Vice President and Chief Financial Officer and James R. Edwards, the Company’s Senior Vice President and General Counsel. The Agreements provide that, among other things, upon a change of control each employee is entitled to (i) the immediate vesting of fifty percent (50%) of all stock options and stock appreciation rights granted to such employee as of the date of the change in control and (ii) the vesting of the remaining stock options and stock appreciation rights on

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

the earlier of the one year anniversary date of the change of control or the resignation by such employee as a result of certain triggering events following the change in control. On March 28, 2006, these agreements were amended and restated to provide (i) a severance payment of two years of such employee’s base salary plus the employee’s maximum bonus amount for that period in the event of termination or resignation as a result of certain triggering events and (ii) a severance payment of one year of such employee’s base salary in the event the employee is terminated without cause, plus a vesting of all unvested stock options and stock appreciation rights.

On February 17, 2006, the Company entered into a definitive agreement to divest all of its operations in Mexico for total approximate cash consideration of $18 million, payable in installments through December 2006, subject to adjustment, which approximates the net book value of the operations. The purchaser, Sakoki LLC, is a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with the Company, he was a co-founder of the Company, having served as Chief Executive Officer from inception in 1994 through September 2000 and as a director from inception through April 2002. In addition, Massih Tayebi owns or controls approximately 11% of the total voting power of the Company’s capital stock. He is also the brother of Masood Tayebi, the Company’s current Chairman of the Board of Directors. Masood Tayebi has no personal financial interest in the transaction and will have no role with the entity that is purchasing the Mexico Operations. The transaction was approved by the disinterested members of the Company’s Board of Directors after consideration of other expressions of interest and a valuation analysis by an independent audit firm. Refer to Note 18 for further discussion.

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

The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred. Accordingly, based upon the Company’s assessment of the probability of these tax contingencies, it was determined that accruals of $0.9 million and $0.8 million for VAT tax contingencies was required as of December 31, 2004 and December 31, 2005, respectively. A sales and use tax contingency of $0.8 million and $1.0 million were required for December 31, 2004 and December 31, 2005, respectively. The Company has accrued additional amounts for certain income tax contingencies for fiscal years 2001 though 2005.

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

The Company maintains an accrual for the Company’s health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of the Company’s historical experience and trends related to both medical and workers compensation claims and payments, information provided to the Company by the Company’s insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company’s accruals require adjustment, the Company will, correspondingly, revise the assumptions utilized in the Company’s methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2005, the accrual for the Company’s partial self-insurance programs approximated $2.6 million. The Company also carries stop-loss insurance that provides coverage limiting the Company’s total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation annual claim limits are $150,000 and $250,000, respectively. For the year ending December 31, 2005, the Company experienced no claims that exceeded the limits for medical and one claim that exceeded the limits for workers compensation. As of December 31, 2005, the Company had $1.5 million letters of credit outstanding issued from the Company’s insurance carrier to cover a performance bond and liabilities in connection with the Company’s workers’ compensation partial self-insurance.

Note 16.                Legal Matters

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

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would result in, among other things, (a) the dismissal with prejudice of all claims in the IPO Cases against the Issuers and their officers and directors and (b) a guarantee from the insurers of the Issuers to the plaintiffs that, if the plaintiffs recover less than $1 billion from the Underwriters in the IPO Cases, the insurers would pay

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

the difference between the actual recovery and $1 billion. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which was published and mailed beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. The Company does not expect the settlement to have a material impact on its operations or cash flow.

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint. After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant. Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their second amended complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company’s common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this second amended complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Company’s motion. However, the plaintiffs were granted the right to amend their complaint within 45 days. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. The parties have agreed to postpone any hearing on these motions until after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction. The discovery is now expected to be completed by the end of March 2006, although the parties are currently negotiating an extension of this time period until June 14, 2006. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits and there will be a hearing in April 2006 to evaluate the status of this case. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS division initiated an arbitration proceeding regarding the termination of employment of that individual from ENS. The amount in controversy was approximately $1.8 million. On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement. In this arbitration proceeding, the selling shareholder is claiming he is entitled to approximately $5.0 million. The arbitration is currently expected to occur during the second quarter of 2006. The Company is disputing the selling shareholder’s right to further compensation, his entitlement to an earn-out payment and, if a payment is due, the early payment of any such amounts. On March 10, 2006, the arbitrator in the case ruled that if the selling shareholder were to prevail, his share of the earn-out will

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

be limited to the amount calculated based on the actual earnings of the Company subsidiary. The Company estimates the total potential exposure to be approximately $1.3 million which includes among other things, the contingent consideration, salary, and attorney’s fees. The Company has accrued approximately $0.8 million as of December 31, 2005 and does not believe any additional adjustment will be necessary. See Note 5 for discussion regarding contingent acquisition consideration.

In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results.

Note 17.                Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2004 and 2005, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2004
Revenues	$82.2	$85.8	$77.8	$88.4
Gross profit	$19.0	$20.5	$9.6	$22.1
Operating income (loss)	$5.3	$6.9	$(19.0)	$4.9
Provision (benefit) for income taxes	$1.3	$1.5	$8.0	$(10.7)
Net income (loss)	$5.9	$1.7	$(14.9)	$12.3
Net income (loss) per common share:
Basic	$0.08	$0.02	$(0.22)	$0.17
Diluted	$0.08	$0.02	$(0.22)	$0.16

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Restated)	(Restated)
Fiscal year 2005
Revenues	$90.7	$95.3	$94.5	$94.8
Gross profit	$20.7	$21.9	$20.2	$21.5
Operating income	$4.3	$4.3	$5.5	$3.0
Provision for income taxes	$1.7	$1.5	$0.7	$1.5
Net income (loss)	$3.6	$3.3	$5.2	$(8.4)
Net income (loss) per common share:
Basic	$0.05	$0.04	$0.07	$(0.11)
Diluted	$0.05	$0.04	$0.07	$(0.11)

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Quarterly Results in 2004

The Company’s third quarter of 2004 operating loss and net loss were impacted by a $13.9 million charge comprised of contingent acquisition consideration of $12.4 million and $1.5 million of general and administrative costs related to the Company’s financial statement restatement. The $12.4 million charge was a result of the Company’s amendment of the purchase agreements related to two of the companies acquired in the ENS divisions, resulting in a rescission of the continuous employment clauses from the earn-out arrangements. These amendments constituted a triggering event which resulted in the charge of $12.4 million. In addition, operating loss was impacted by a $9.8 million reduction in gross margin resulting primarily from increases in estimated costs for contracts signed in 2003.

The Company’s fourth quarter of 2004 net income was impacted by the benefit for income taxes of $10.7 million, or an effective 214 percent benefit rate. The tax benefit was a result of the Company’s reduction of certain tax valuation accounts resulting from the Company’s refinement of its projected adjusted taxable income by each tax jurisdiction.

Quarterly Results in 2005

The Company’s second and third quarter results required revision of previously issued financial statements to reflect the accounting impact of the cancellation of sites by one of its customers in Mexico in those periods. Senior management as well as the Audit Committee became aware of communications regarding these cancellations after the replacement of certain managers in these operations in the fourth quarter of 2005. Although the Company had an agreement with its customer to build these sites, the terms and conditions of the agreements did not provide for recovery by the Company of costs incurred on in-process sites in the event of site cancellation, unless agreed to by the customer. The financial impact of these adjustments aggregate to a reduction of $4.8 million in revenues and $1.6 million in net income for the combined prior two quarters.

The Company’s fourth quarter of 2005 net loss was impacted by a loss from discontinued operations of $9.9 million, which was primarily driven by the cancellation of a number of sites that the Company was building in Latin America locations which resulted in a loss of approximately $3.0 million. In addition, an impairment charge of $0.9 million related to the accumulated currency translation losses was recorded in accordance with EITF Issue 01-5 “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment that Will Be Disposed Of.” Also, included in loss from discontinued operations was a $3.4 million impairment related to certain of the discontinued operation’s deferred tax assets. Both of these impairments were triggered by the sale of the Company’s operations in Mexico.

Note 18.                Subsequent Event

As discussed in Note 3(c), in December 2005, the Company’s Board of Directors made the decision to exit its Mexican operations and certain of its other deployment businesses in South America. Prior to this decision, these operations had been reported in the Company’s Wireless Network Services segment. On February 17, 2006, the Company entered into an Equity Purchase Agreement to sell all of the stock of its wholly owned subsidiaries (i) WFI de México, S. de R.L. de C.V., (ii) WFI de México, Servicios de Administración, S. de R.L. de C.V., (iii) WFI de México, Servicios de Ingeniería, S. de R.L. de C.V., (iv) WFI Services de Mexico S.A. de C.V., (v) WFI Asesoria en Administración, S.C.; and (vi) WFI

WIRELESS FACILITIES, INC.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2003, 2004 and 2005

Asesoria en Telecomunicaciones, S.C. (the “Mexico Operations”) to Sakoki LLC. The transaction closed on March 10, 2006.

The Equity Purchase Agreement provides that the Company will receive total approximate cash consideration of $18 million, subject to adjustment, with $1.5 million payable in cash on signing of the Equity Purchase Agreement and $16.5 million payable by means of a secured promissory note payable in installments through December 31, 2006, subject to adjustments. The note is secured by pledges of assets and a personal guaranty. The total consideration approximates the net book value of operations, including $13.2 million of contingent liabilities.

The Company’s decision to divest the Mexican operations was prompted by the changing business climate in Mexico and a review of the strategic alternatives for its free cash flow. Unfavorable contractual terms recently proposed the Company’s largest customers in Mexico would further increase the extensive working capital required to operate a Mexican deployment company while pricing pressure threatens to adversely affect the future profitability of the Mexican operations. Further, the recent refinements of the cell site build plans by the Company’s largest customers have resulted in the cancellation of a number of sites that the Company was building in Mexico and other South American locations. This resulted in a write-off of unrecoverable expenses of approximately $5.0 million in 2005. The Company has not yet been able to negotiate any termination settlements with its customers to offset these costs.

Sakoki, is a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with the Company, he was a co-founder of the Company, having served as Chief Executive Officer from inception in 1994 through September 2000 and as a director from inception through April 2002. In addition, Massih Tayebi owns or controls approximately 11% of the total voting power of the Company’s capital stock. He is also the brother of Masood Tayebi, the Company’s current Chairman of the Board of Directors. Masood Tayebi has no personal financial interest in the transaction and will have no role with the entity that is purchasing the Mexico Operations. The transaction was approved by the disinterested members of the Company’s Board of Directors after consideration of other expressions of interest and a valuation analysis by an independent audit firm. The transaction closed on March 10, 2006.

WIRELESS FACILITIES, INC.
Schedule II: Valuation and Qualifying Accounts
(in millions)

Years Ended December 31, 2003, 2004 and 2005

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provision	Write-offs/ Recoveries	Balance at End of Year
Year ended December 31, 2003	$0.9	$0.6	$—	$1.5
Year ended December 31, 2004	$1.5	$0.5	$(0.7)	$1.3
Year ended December 31, 2005	$1.3	$0.9	$(0.7)	$1.5

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Provisions (Reduction)	Balance at End of Year
Year ended December 31, 2003	$35.7	$(8.4)	$27.3
Year ended December 31, 2004	$27.3	$0.8	$28.1
Year ended December 31, 2005	$28.1	$(5.1)	$23.0

See accompanying Reports of Independent Registered Public Accounting Firms.