Form 10-Q
period 2006-03-31
WIRELESS FACILITIES INC
filed 2006-05-10
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

WIRELESS FACILITIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4810 Eastgate Mall
San Diego, CA 92121
(858) 228-2000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):                  Large Accelerated Filer   ☐          Accelerated Filer  ☒          Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2006, 73,881,260 shares of the registrant’s common stock were outstanding.

WIRELESS FACILITIES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 31, 2005	March 31, 2006

Assets
Current assets:
Cash and cash equivalents	$12.9	$10.0
Accounts receivable, net	109.6	107.0
Note receivable	—	17.5
Prepaid expenses	2.3	2.9
Employee loans and advances, net	0.4	0.4
Other current assets	4.6	6.1
Current assets of discontinued operations	46.7	0.7
Total current assets	176.5	144.6

Property and equipment, net	14.6	14.8
Goodwill	119.9	119.9
Other intangibles, net	7.4	7.0
Deferred tax assets	13.2	13.2
Investments in unconsolidated affiliates	2.1	2.1
Other assets	0.9	0.9
Non current assets of discontinued operations	1.7	—
Total assets	$336.3	$302.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22.9	$19.2
Accrued expenses	18.0	15.2
Accrued compensation	13.0	14.5
Accounts payable—related party	0.8	0.8
Line of credit	—	7.0
Billings in excess of costs on completed contracts	4.3	4.0
Deferred tax liabilities	0.9	0.4
Tax contingencies	1.8	1.7
Accrual for contingent acquisition consideration	8.2	1.1
Accrual for unused office space	0.5	0.4
Income taxes payable	2.0	1.8
Capital lease obligations and other short-term debt	0.3	0.3
Current liabilities of discontinued operations	30.1	1.2
Total current liabilities	102.8	67.6

Capital lease obligations and debt, net of current portion	0.4	0.4
Accrual for unused office space, net of current portion	1.2	1.1
Other liabilities	1.3	1.2
Other long term liabilities of discontinued operations	0.3	0.2
Total liabilities	106.0	70.5

Commitments and contingencies (Notes 1 and 7)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 25,483 shares outstanding at December 31, 2005 and March 31, 2006, (liquidation preference $12.7)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 72,188,449 and 72,332,360 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	—	—
Additional paid-in capital	324.9	326.3
Accumulated deficit	(91.7)	(92.5)
Accumulated other comprehensive loss	(2.9)	(1.8)
Total stockholders’ equity	230.3	232.0
Total liabilities and stockholders’ equity	$336.3	$302.5

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2005	2006

Revenues	$90.7	$83.9
Cost of revenues	70.0	69.7
Gross profit	20.7	14.2

Selling, general and administrative expenses	16.4	15.6
Contingent acquisition consideration	—	0.1
Operating income (loss)	4.3	(1.5)
Other income (expense), net:
Interest income, net	0.2	0.1
Foreign exchange gain	—	—
Other income (expense), net	(0.1)	—
Other income, net	0.1	0.1

Income (loss) before provision for income taxes	4.4	(1.4)

Provision (benefit) for income taxes	1.7	(0.4)

Income (loss) from continuing operations	2.7	(1.0)

Income from discontinued operations	0.9	0.2

Net income (loss)	$3.6	$(0.8)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)
Income from discontinued operations, net of taxes	0.01	0.00
Net income (loss)	$0.05	$(0.01)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)
Income from discontinued operations, net of taxes	0.01	0.00
Net income (loss)	$0.05	$(0.01)

Weighted average common shares outstanding:
Basic	73.7	72.3
Diluted	75.9	72.3

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three months ended March 31,
	2005	2006

Operating activities:
Net income (loss) from continuing operations	$2.7	$(1.0)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.7	2.1
Deferred income taxes	1.1	(0.5)
Net loss on disposition of fixed assets	0.3	—
Stock-based compensation	0.1	0.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11.6	2.6
Accounts receivable – related party	(0.1)	—
Prepaid expenses	(0.8)	(0.6)
Other assets	(1.2)	(1.4)
Accounts payable	(2.6)	(3.7)
Accrued expenses	(2.2)	(2.8)
Accrued compensation	1.9	1.5
Tax contingencies	0.1	—
Accrued contingent acquisition consideration	—	0.1
Billings in excess of costs on completed contracts	(2.1)	(0.3)
Accrual for unused office space	(0.3)	(0.2)
Income tax payable	0.2	(0.1)
Other liabilities	—	(0.1)
Net cash provided by (used in) continuing operations	10.4	(3.5)

Investing activities:
Sale/maturity of short-term investments	5.7	—
Cash paid for contingent acquisition consideration	(1.0)	(7.3)
Proceeds from the disposition of discontinued operations	—	1.5
Cash paid for acquisitions, net of cash acquired	(33.4)	—
Capital expenditures	(1.6)	(1.4)
Net cash used in investing activities from continuing operations	(30.3)	(7.2)

Financing activities:
Proceeds from issuance of common stock	0.6	0.5
Proceeds from issuance of common stock under employee stock purchase plan	0.5	—
Borrowings under line of credit	—	7.0
Repayment of capital lease obligations	(0.1)	(0.1)
Net cash provided by financing activities from continuing operations	1.0	7.4

Cash flows of discontinued operations (Revised see Note 1(o))
Operating cash flows	2.2	(0.2)
Investing cash flows	—	(0.4)
Net cash flows of discontinued operations	2.2	(0.6)

Effect of exchange rate on cash and cash equivalents	—	1.0
Net decrease in cash and cash equivalents	(16.7)	(2.9)
Cash and cash equivalents at beginning of period	52.0	12.9
Cash and cash equivalents at end of period	$35.3	$10.0

See accompanying notes to unaudited consolidated financial statements.

	Three months ended March 31,
	2005	2006

Supplemental disclosure of cash flow information:
Cash received during the period for interest	$0.2	$—
Net cash paid during the period for income taxes	$(0.1)	$—

Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$40.0	$—
Cash paid for acquisitions	$(33.6)	$—
Liabilities assumed in acquisitions	$6.4	$—
Note receivable on disposition of discontinued operations	$—	$17.5

WIRELESS FACILITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)         Organization and Summary of Significant Accounting Policies

(a) Description of Business

Wireless Facilities, Inc. (“WFI”) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. WFI conducts business in three segments: Wireless Network Services, Government Network Services and Enterprise Network Services. WFI is an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through its Wireless Network Services division (“WNS”), the U.S. government through its Government Network Services division (“GNS”) (which is operated through WFI’s wholly-owned subsidiary, WFI Government Services, Inc.), and enterprise customers through its Enterprise Network Services division (“ENS”).

(b) Principles of Consolidation

The consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries. WFI and its subsidiaries are collectively referred to herein as the “Company.”

In 2003, the Company acquired three privately-held companies as part of its Enterprise Network Solutions segment (now Enterprise Network Services) which provides voice, data, security, system design, deployment, integration and monitoring for enterprise networks. In 2004, the Company acquired two privately-held companies as part of its Government Network Services segment which provides systems engineering, systems integration and the outsourcing of technical services such as operational test and evaluation and program management. In 2005, the Company acquired one privately-held company as part of its Government Network Services segment which provides services including network engineering, network infrastructure support, information assurance, application development, and managed services, including network maintenance and monitoring, to government agencies. See Note 6 for additional details regarding these acquisitions.

All inter-company transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the cost method and equity method. The cost method is used for companies in which the Company owns less than 20% and for which the Company has no significant influence.

(c) Fiscal Calendar

The Company operates and reports using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week is added every five or six years. Our 52 week fiscal year consists of four equal quarters of 13 weeks each, and our 53 week fiscal year consists of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. However, the 2005 and 2006 quarters presented in this report on Form 10-Q have the same number of weeks. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our first quarter in 2005 ended on April 1, 2005, but we present our quarter as ending on March 31, 2005.

The information as of March 31, 2006, and for the three months ended March 31, 2005 and 2006 is unaudited. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 31, 2005, filed on Form 10-K on April 3, 2006 with the United States Securities and Exchange Commission.

The unaudited consolidated financial statements include the accounts of WFI and its wholly-owned and majority-owned subsidiaries.

 (d) Cash and Cash Equivalents and Short-Term Investments

The Company’s cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased by the Company.

In the event the Company has investments, it evaluates such investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on the Company’s intent, investment policies and ability to liquidate debt securities maturing after one year during the one-year operating cycle, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income or Loss.”  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net. Interest and dividends on securities classified as available-for-sale are included in interest income. The cash and cash equivalents at March 31, 2006 were as follows (in millions):

	March 31, 2006
	Amortized Cost Basis	Fair Value Basis

Cash and cash equivalents:
Cash	$4.7	$4.7
Money market	5.3	5.3
Cash and cash equivalents	10.0	10.0

Cash and cash equivalents	$10.0	$10.0

There were no net unrealized gains on short-term investments included as a component of stockholders’ equity at March 31, 2006. There were also no realized gains or losses recorded for the three months ended March 31, 2006.

(e) Inventory

Inventories are stated at the lower of cost or market and are included in other current assets in the accompanying balance sheets. Cost typically includes materials. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of March 31, 2006 and December 31, 2005, the Company had $1.4 million and $1.1 million, respectively, of inventories which were reflected in Other Current Assets on the Consolidated Balance Sheet.

(f) Property and Equipment, Net

Property and equipment consists primarily of computer, field testing and office-related equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment, five years for furniture and office equipment, ten years for purchased software for the Company’s enterprise system and fifteen years for the Company’s Local Area Network infrastructure. Equipment acquired under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements which significantly improve and extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

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

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 superseded Accounting Principles Board Opinion No. 17, “Intangible Assets,” and discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. In addition, SFAS No. 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in SFAS No. 141, “Business Combinations,” the reassessment of the useful lives of existing finite-life intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives. In accordance with the adoption of SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill, and completed the required transitional impairment test. The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141. In accordance with SFAS No. 142, the Company conducts, at a minimum, an annual impairment test of goodwill in the fourth quarter of each fiscal year, or earlier if triggering events or circumstances warrant an accelerated review for potential impairment.

(h) Revenue Recognition

The Company provides services to customers under three primary types of contracts: fixed-price long-term turnkey; time and materials; and contract management and out of pocket reimbursables. The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses (for government contracts). While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that the Company will not incur a loss on the project, the Company may record revenue equal to cost incurred, at a zero profit margin. Once the estimate of the final outcome of the project margin is determined, the Company will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percent of completion and profit margin must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates.

Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company’s then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. In the Company’s wireless network services business, the estimated contract value and costs are impacted by the estimated number and mix of site types that we may be assigned. If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company’s estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the quarter ended March 31, 2006 and year ended December 31, 2005.

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets. These agreements are typically segmented into multiple projects to account for revenue under the guidelines of SOP 81-1. These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites awarded) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2005 and March 31, 2006 were $51.0 million and $54.5 million, respectively. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of March 31, 2006, approximately $6.5 million of the Company’s unbilled accounts receivable balance were under unapproved change orders or claims. The Company expects that substantially all of the unbilled balances as of March 31, 2006 will be billed within one year as billing and performance milestones are achieved.

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

The Company’s government network services business with the U.S. government and prime contractors to the U.S. government is generally performed under cost reimbursable plus fixed fee, fixed price or time and material contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. The Company records the fee as costs are incurred. Under fixed-price contracts, the Company agrees to perform certain work for a fixed price. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Under certain of the Company’s contractual arrangements, the Company may also recognize revenue for out-of-pocket expenses in accordance with EITF 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses Incurred.”  Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

Under certain of its contracts, the Company provides supplier procurement services and materials for its customers. The Company records revenue on these arrangements on a gross or net basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” depending on the specific circumstances of the arrangement. The Company considers the following criteria, among others, for recording revenue on a gross or net basis:

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

(i) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectibility and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks. Total retainages included in accounts receivable were $1.7 million and $1.2 million at December 31, 2005 and March 31, 2006, respectively. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance of doubtful accounts. Allowance for doubtful accounts was $1.5 million as of December 31, 2005 and March 31, 2006.

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

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For U.S. purposes, the Company is in a cumulative book tax profit position as of March 31, 2006 and consideration is given to future taxable income, including the reversal of temporary differences, in evaluating the recoverability of its U.S. deferred tax assets and the corresponding valuation allowance related to the assets. Unlike the Company’s U.S. tax position, its foreign operations are in a cumulative book loss position. Pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” limited consideration is given to the Company’s future foreign income in determining the recoverability of its foreign deferred tax assets and the related valuation allowance. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at March 31, 2006.

(k) Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion APB No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of grant. The Company has no awards with market or performance conditions.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. The Company adopted SFAS 123R as of January 1, 2006 and had $0.9 million related to non-vested equity awards that was expensed during the quarter ended March 31, 2006.

The Company had the following three stock option plans under which shares were available for grant at March 31, 2006:  the 1999 Equity Incentive Plan (the “1999 Plan”), the 2000 Non-Statutory Stock Option Plan (the “2000 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”).

The 1999 Plan permits the granting of incentive stock options or non-statutory stock options which are exercisable for up to ten years after the grant date. The 2000 Plan permits the granting of non-statutory stock options, which are exercisable for a period following the date of grant as determined by the Board of Directors (generally ten years). The 2005 Plan permits the granting of incentive stock options, non-statutory stock options and other types of grants or awards, which are exercisable for up to ten years after the grant date. A cumulative total of 15.9 million, 6.5 million and 3.5 million of common stock have been authorized for issuance under the 1999 Plan, 2000 Plan and 2005 Plan, respectively.

In 2005, the Company accelerated options to avoid recognition of future compensation expense that the Company would have otherwise recognized in its Consolidated Statement of Operations with respect to these options upon the adoption of SFAS 123R. The future expense that was eliminated as a result of the acceleration of vesting of these options was approximately $18.4 million. At the end of December 2005, vesting was accelerated for all options which had an exercise price per share equal to or greater than $6.50. In addition, in December 2005, the Company repriced options to eliminate future expense for those options with an exercise price per share greater than 120% of the closing market price of the Company’s common stock on December 29, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical and intrinsic data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $2.71 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions used for valuation of options under SFAS 123 and SFAS 123R granted during the period (annualized percentages):

	Three months ended March 31,
	2005	2006
Expected-term (Hold Period):
Stock options	4 years	4.28 years
Purchase plan	6 months	—
Risk-free interest rate	3.88%	3.96%
Volatility	82%	62%
Forfeiture rate	—	23.7%
Dividend yield	—	—

There was no forfeiture rate prior to the adoption of SFAS 123R as forfeitures were recognized as incurred.

The table below shows the amounts recognized in the financial statements for the three months ended March 31, 2006 for share-based compensation related to employees (in millions, except per share data).

Three months ended March 31,
2006
Cost of revenues	$0.4
Selling, general and administrative	0.5
Total cost of employee share-based compensation Included in operating loss, before income tax	0.9
Amount of income tax recognized in earnings	(0.3)
Amount charged against income	$0.6

Impact on net income per common share:
Basic	$(0.01)
Diluted	$(0.01)

A summary of the status of the Company’s stock option plan as of March 31, 2006 and of changes in options outstanding under the plan during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	13,192,578	$6.17
Options granted	450,511	$5.22
Options exercised	(143,911)	$3.90
Options forfeited or expired	(709,964)	$7.21
Options outstanding at March 31, 2006	12,789,214	$6.10	7.39	$359,394.15

Options vested and exercisable at March 31, 2006	9,331,813	$6.19	6.77	$359,394.15

As of March 31, 2006, there was $8.9 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years.

For purposes of pro forma disclosures under SFAS 123 for the three months ended March 31, 2005, the estimated fair value of share-based awards was assumed to be amortized to expense over the vesting period of the award. There is no pro forma presentation for the three months ended March 31, 2006 as the Company adopted SFAS 123R as of January 1, 2006, as discussed above. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

Three months ended March 31,
2005
Net income	$3.6
Actual stock-based compensation expense included in net earnings	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(3.5)
Pro forma net income	$0.1

Earnings per common share:
Basic – as reported	$0.05
Basic – pro forma	$0.00
Diluted – as reported	$0.05
Diluted – pro forma	$0.00
Weighted average shares:
Basic – as reported	73.7
Basic – pro forma	73.7
Diluted – as reported	75.9
Diluted – pro forma	75.9

(l) Accrual for Unused Office Space

As a result of the Company’s operating results and the economic environment in the telecommunications industry, during 2002, the Company recorded a charge for unused office space. The accrual for loss on unused office space as of December 31, 2005 and March 31, 2006 was $1.7 million and $1.5 million, respectively. The Company estimates that the remaining accrual will be utilized through 2010, the term of the Company’s lease agreement.

(m) Tax Contingencies

The Company assesses tax uncertainties and exposure items after taking into consideration the probability of the tax contingencies being incurred. Accordingly, based upon the Company’s assessment of the probability of these tax contingencies, it was determined that accruals of $0.8 million and $0.8 million were accrued for VAT tax contingencies and $1.0 million and $0.9 million were required for sales and use tax contingencies as of December 31, 2005 and March 31, 2006, respectively, related to contingencies for fiscal years 1998 through 2005 and through quarter ending March 31, 2006.

(n) Use of Estimates

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

(o) Reclassifications

The accompanying statements of cash flows separately reflect the operating and investing portions of the cash flows attributable to the Company’s discontinued operations for each of the periods presented. These amounts were reported on a combined basis as a single amount in prior statements of cash flows. In addition, the balance sheets and statements of operations have been reclassified to present the discontinued operations.

(2) Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”  This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R, “Share-Based Payment,” or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We adopted this FSP during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. This statement does not have a material impact on the Company.

(3) Net Income (loss) Per Common Share

The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The Company adopted EITF No. 03-6 “Participating Securities and the Two-Class Method Under FASB Statement No. 128” on January 1, 2005. In accordance with EITF No. 03-6, the Company determined that its Series B Convertible Preferred Stock were participating securities and therefore were required to be included in the weighted average basic shares if dilutive. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income (loss) per share are presented below (in millions):

	For the Three Months Ended March
	2005	2006
Net income (loss)	$3.6	$(0.8)

Shares used in basic per share amounts:
Weighted average common shares outstanding	73.7	72.3

Shares used in diluted per share amounts:
Dilutive effect of stock options	2.2	—
Dilutive weighted average shares	75.9	72.3

Basic net income (loss) per share	$0.05	$(0.01)
Diluted net income (loss) per share	$0.05	$(0.01)
Anti-dilutive weighted shares from stock options excluded from calculation	6.1	13.5

Average per share market value of common stock	$7.77	$4.90
Average outstanding stock option price per share	$9.23	$6.20

(4)    Significant Transactions

(a) Discontinued Operations - Scandinavia

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

As of December 31, 2005 and March 31, 2006, there were zero assets of discontinued operations and $0.1 million and $0.05 million of liabilities of discontinued operations for December 31, 2005 and March 31, 2006, respectively.

(b) Discontinued Operations – Latin American Operations

In December 2005, the Company’s Board of Directors made the decision to exit the Company’s Mexican operations and certain of its other deployment businesses in South America. Prior to this decision, these operations had been reported in its Wireless Network Services segment. The Company determined that these operations meet the criteria to be classified as held for sale. Accordingly, WFI has reflected these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The South American operations were substantially shut down as of the end of December 2005.

On February 17, 2006, the Company entered into an Equity Purchase Agreement to sell all of the stock of its wholly owned subsidiaries (i) WFI de Mexico, S. de R.L. de C.V., (ii) WFI de Mexico, Servicios de Adminstracion, S. de R.L. de C.V., (iii) WFI de Mexico, Servicios de Ingenieria, S. de R.L. de C.V., (iv) WFI Services de Mexico S.A. de C.V., (v) WFI Asesoria en Adminstracion, S.C; and (vi) WFI Asesoria en Telecomunicaciones, S.C. (the “Mexico Operations”) to Sakoki LLC. The transaction closed on March 10, 2006. Refer to Note 10 Related Party Transactions for further discussion of the purchaser, Sakoki, LLC.

The Equity Purchase Agreement provides that the Company will receive total approximate cash consideration of $18 million, subject to adjustment, with $1.5 million payable in cash on signing of the equity Purchase Agreement and $16.5 payable by means of a secured promissory note payable in installments through December 31, 2006, subject to adjustments. The note is secured by pledges of assets and a personal guaranty. The total consideration approximates the net book value of operations, including $13.2 million of contingent liabilities.

The closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $19.0 million consideration, $1.5 million which was paid on February 17, 2006, with the remaining $17.5 million payable by means of the promissory note in installments through December 31, 2006 with an interest rate of 7.5% per annum. The note receivable is reflected on the Company’s Consolidated Balance Sheet as of March 31, 2006. In April 2006, the Company presented the final net asset computation to the buyer, Sakoki, LLC, and the buyer is still in the review process of the computation, as provided in the Equity Purchase Agreement. The Company expects that the parties will reach final resolution of the net asset computation in the second quarter of 2006.

The impact of the divestiture has been reflected in the consolidated balance sheets as of March 31, 2006. There was no gain or loss realized on the sale since the business was sold at its net carrying value.

For the quarter ended March 31, 2006, these operations had revenues of $5.9 million and net income of $0.2 million through the effective date of February 17, 2006. Included in the income from discontinued operations for the quarter ended March 31, 2006 is a pre-tax gain of approximately $0.1 million of accumulated foreign currency translation gain written off in the first quarter of 2006 in accordance with EITF Issue 01-05 “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment that will be Disposed Of” (EITF 01-05).

The components of the current and non-current assets and liabilities for the Latin American operations are included in the accompanying balance sheet as discontinued operations as of December 31, 2005 and March 31, 2006 (in millions):

	12/31/05	3/31/06

Cash	$3.2	$0.1
Restricted cash	0.6	0.6
Accounts receivable, net	34.5	—
Prepaid expenses	0.2	—
Income tax receivable	2.3	—
Other current assets	5.9	—
Current assets of discontinued operations	$46.7	$0.7

Property, plant and equipment	$1.5	$—
Other assets	0.2	—
Non-current assets of discontinued operations	$1.7	$—

Accounts payable	$(3.9)	$(0.5)
Accrued expenses	(6.6)	—
Tax contingencies	(13.2)	—
Billings in excess of cost	(0.6)	—
Deferred tax liability	(0.1)	—
Other current liabilities	(5.6)	(0.6)
Current liabilities of discontinued operations	$(30.0)	$(1.1)

Non-current liabilities of discontinued operations	$(0.3)	$(0.2)

The restricted cash of $0.6 million, is a one-year fixed account at zero interest as a result of a 2005 regulation in Argentina which requires the maintenance of cash balances as a percentage of foreign loans advanced by the Company to its foreign subsidiary.

(5)         Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc. (“TSG”)

On February 23, 2004, the Company paid $1.0 million in cash to acquire an 11% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, this investment is accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a WFI employee on TSG’s board of directors. The equity in earnings from this investment is classified within Other income (expense) in the Company’s consolidated statements of operations. As of March 31, 2006, the Company has recorded zero equity earnings related to this investment. The balance of the Company’s investment in TSG at December 31, 2005 and March 31, 2006 totaled $1.2 million and has been classified on the consolidated balance sheet under the caption “Investments in unconsolidated affiliates.”

CommVerge Solutions, Inc.

The Company has an investment in CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The balance of the Company’s investment in CommVerge Solutions, Inc. at December 31, 2005 and March 31, 2006 totals $0.9 million and has been classified on the consolidated balance sheet under the caption “Investment in unconsolidated affiliates.” One of the Company’s directors is also a director of CommVerge Solutions, Inc.

(6)         Acquisitions

TLA Associates

On January 27, 2005, the Company acquired all of the issued and outstanding shares of capital stock of JMA Associates, Inc d/b/a TLA Associates (“TLA”) for $37.3 million in cash. TLA provides services including network engineering, network infrastructure support, information assurance, application development, and managed services, including network maintenance and monitoring, to government agencies. The acquisition was a continuation of the Company’s strategy to expand its government services business. The intangible assets consist of backlog of $1.3 million amortized over a 3 year period, customer relationships of $0.8 million amortized over a 10 year period and non-competion agreements executed by the sellers of TLA of $0.6 million amortized over a 3 year period.

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the three months ended March 31, 2006, are as follows (in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill
Balance as of December 31, 2005	$25.5	$18.3	$76.1	$119.9
Acquisition	—	—	—	—
Accrual for contingent consideration	—	—	—	—
Adjustment	—	—	—	—

Balance as of March 31, 2006	25.5	18.3	76.1	119.9

Other intangibles, net
Balance as of December 31, 2005	—	1.1	6.3	7.4
Acquisition	—	—	—	—
Amortization expense	—	(0.1)	(0.3)	(0.4)
Balance as of March 31, 2006	—	1.0	6.0	7.0

Total goodwill and other intangibles, net	$25.5	$19.3	$82.1	$126.9

(7)         Contingent Acquisition Consideration

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. A summary of the contingent acquisition consideration as of December 31, 2005 and March 31, 2006 is summarized in the table below.

Summary of Contingent Acquisition Consideration

	Suntech	Enco	DSI	Total
Balance as of December 31, 2005	6.9	0.8	0.5	8.2

Accrual for contingent consideration	(0.1)	0.2	0.1	0.2
Payments	(6.8)	—	(0.5)	(7.3)

Balance as of March 31, 2006	—	1.0	0.1	1.1

Enterprise Network Services

During the quarter ended March 31, 2006, approximately $6.8 million was paid to certain shareholders of the companies acquired in ENS. This amount was accrued at December 31, 2005. The contingent acquisition accrual related to the Enterprise Network Services (“ENS”) acquisitions as of March 31, 2006 is $1.0 million. As of March 31, 2006, all earn-out performance periods have ended and there was no additional contingent consideration earned related to the ENS shareholders.

Defense Systems, Incorporated

In connection with the Company’s acquisition of Defense Systems, Incorporated (“DSI”) in August 2004, additional consideration of up to $3.2 million can be earned by the former major stockholders of DSI over an 18 month period, based upon performance milestones related to certain specified contracts. As of March 31, 2006, approximately $2.8 million additional consideration has been earned related to the contract milestones achieved by DSI, of which $2.7 million has been paid and $0.1 million has been accrued as additional consideration based on the attainment of certain milestones as of March 31, 2006. The Company expects to pay this amount during the second quarter of 2006. As of March 31, 2006, the performance period has ended and no further contingent consideration can be earned.

(8)         Credit Agreement

On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15.0 million senior credit facility. KeyBank is designated as the sole arranger and sole book manager. The facility has a 3-year term and can be expanded to a $60.0 million credit facility. The Company intends to use the facility for general corporate purposes and to fund future acquisitions. As of March 31, 2006, $7.0 million had been drawn to pay the contingent acquisition consideration payments due in the first quarter of 2006. Interest on amounts outstanding under the credit facility accrues at the applicable margin over LIBOR or KeyBank’s Prime Rate as determined by the credit agreement, 6.16% at the most recent borrowing date of April 18, 2006.

(9)         Segment Information

The Company organized its business along service lines to include three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. Revenues and operating income generated by the Company’s reporting segments for the three months ended March 31, 2005 and 2006 are as follows (in millions).

	Three months ended March 31,
	2005	2006

Revenues:
Wireless Network Services	$53.7	$51.0
Enterprise Network Services	17.1	12.6
Government Network Services	19.9	20.3
Total revenues	$90.7	$83.9

Operating income (loss):
Wireless Network Services	$1.6	$(2.0)
Enterprise Network Services	0.7	(1.7)
Government Network Services	2.0	2.2
Total operating income (loss)	$4.3	$(1.5)

Revenues derived by geographic region are as follows (in millions):

	Three months ended March 31,
	2005	2006

Revenues:
U.S.	$81.2	$76.3
Latin America	1.3	3.0
EMEA	8.2	4.6
Total revenues	$90.7	$83.9

The Company had sales to one customer, which comprised $26.1 million (31.1%) of the Company’s total revenues for the quarter ended March 31, 2006. The Company had sales to one customer, which comprised $21.6 million (23.8%) of the Company’s total revenues for the quarter ended March 31, 2005. Revenues for this customer are recorded in the wireless network services operating segment.

(10)  Related Party Transactions

On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of net proceeds. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share, which was the fair market value of the common stock at the closing, at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock Purchase Agreement had a lock-up provision, which has expired prior to March 5, 2004, on which date 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company’s Common Stock.

Through March 31, 2006, the Company has received notices from the holders to convert an aggregate number of 64,517 shares of Series B Convertible Preferred Stock into an aggregate 6,451,700 shares of the Company’s Common Stock. On March 31, 2006, the total liquidated preference equaled $12.7 million.

In 2003, in connection with two companies that the Company acquired in its ENS segment, the Company assumed certain facility lease obligations relating to facilities owned by the previous shareholders. The lease expense, which approximates $0.1 million for the quarters ended March 31, 2005 and 2006, is reflected in the statement of operations.

In connection with the Company’s acquisition of TLA in January 2005, the Company assumed certain facility lease obligations relating to facilities by the previous shareholders. The lease expense, which approximates $0.1 million for the quarter ended March 31, 2006, is reflected in the statement of operations.

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

 On February 17, 2006, the Company entered into a definitive agreement to divest all of its operations in Mexico for total approximate cash consideration of $18 million, with $1.5 million payable in cash on signing of the Equity Purchase Agreement and $16.5 million by means of a secured promissory note payable in installments through December 2006, subject to adjustment, which approximates the net book value of the operations. The purchaser, Sakoki LLC, is a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with the Company, he was a co-founder of the Company, having served as Chief Executive Officer from inception in 1994 through September 2000 and as a director from inception through April 2002. In addition, Massih Tayebi owns or controls approximately 11% of the total voting power of the Company’s capital stock. He is also the brother of Masood Tayebi, the Company’s current Chairman of the Board of Directors. Masood Tayebi has no personal financial interest in the transaction and will have no role with the entity that has purchased the Mexico Operations. The transaction was approved by the disinterested members of the Company’s Board of Directors after consideration of other expressions of interest and a valuation analysis by an independent audit firm.

The closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $19.0 million consideration, $1.5 million which was paid on February 17, 2006, with the remaining $17.5 million payable by means of the promissory note in installments through December 31, 2006. The note receivable is reflected on the Company’s Consolidated Balance Sheet as of March 31, 2006. In April 2006, the Company presented the final net asset computation to the buyer, Sakoki, LLC, and the buyer is still in the review process of the computation, as provided in the Equity Purchase Agreement. The Company expects that the parties will reach final resolution of the net asset computation in the second quarter of 2006.

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

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would result in, among other things, (a) the dismissal with prejudice of all claims in the IPO Cases against the Issuers and their officers and directors and (b) a guarantee from the insurers of the Issuers to the plaintiffs that, if the plaintiffs recover less than $1 billion from the Underwriters in the IPO Cases, the insurers would pay the difference between the actual recovery and $1 billion. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. . On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which was published and mailed beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court held a Final Settlement Fairness Hearing on the settlement on April 24, 2006. The final ruling is expected mid-2006. The Company does not expect the settlement to have a material impact on its operations or cash flow. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint. After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant. Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their second amended complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company’s common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this second amended complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants’ motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Under the current proposed briefing schedule, Defendants anticipate filing a motion to dismiss this complaint on or before June 8, 2006. Plaintiffs’ opposition would be due on or before July 12, 2006, and Defendants’ reply would be due on or before August 2, 2006. The hearing on the motion to dismiss would take place no less than two weeks after the reply brief is filed. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants’ motions have been withdrawn without prejudice. The parties have agreed that Defendants may refile their motions to dismiss, and to stay this action, after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction. This discovery is scheduled to be completed by June 14, 2006. Defendants’ motion to dismiss the complaint against the non-California resident defendants will be due on or before July 14, 2006. After the court rules on this jurisdictional motion, the parties will stipulate to a briefing schedule for the remaining motions to dismiss or to stay the action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits and there will be a hearing in October 2006 to evaluate the status of this case. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS division initiated an arbitration proceeding regarding the termination of employment of that individual from ENS. The amount in controversy was approximately $1.8 million. On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement. In this arbitration proceeding, the selling shareholder was claiming he was entitled to approximately $5.0 million. The arbitration occurred in April 2006 and a decision was handed down on May 8, 2006, resulting in an award to the selling shareholder of $0.9 million, including contingent consideration, arbitration costs and attorney’s fees. The Company has accrued approximately $0.9 million as of March 31, 2006 and, pursuant to the terms of the arbitration award, will pay the amount due during the second quarter of 2006. See Note 7 for discussion regarding contingent acquisition consideration.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending by the U.S. Department of Defense, which could cause delays or cancellations of key government contracts; slowdowns in telecommunications infrastructure spending in the United States and globally, which could delay network deployment and reduce demand for our services; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; failure to successfully consummate acquisitions or integrate acquired operations; the rate of adoption of telecom outsourcing by network carriers and equipment suppliers; the rate of growth of adoption of WLAN and wireless security systems by enterprises; and competition in the marketplace which could reduce revenues and profit margins.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K, for the year ended December 31, 2005 and other reports and filings made with the Securities and Exchange Commission.

Overview

We are an independent provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through our Wireless Network Services division (“WNS”), the U.S. government through our Government Network Services division (“GNS”), and enterprise customers through our Enterprise Network Services division (“ENS”). The principal services we provide include, but are not limited to, the design, deployment, integration, and the overall management of communications, information technology, and security networks. Our work for the wireless communications industry primarily involves radio frequency engineering, site development, project management and the installation of radio equipment networks. We also provide network management services, which involve day-to-day optimization and maintenance of wireless networks. Our work for the federal government primarily involves systems engineering, systems integration, and the outsourcing of technical services such as operational test and evaluation and program management. Our work for enterprise customers primarily involves the design, deployment and integration of security and other in-building systems including access control and intrusion detection and is focused on opportunities to integrate wireless technology into enterprise networks, especially physical and electronic security systems and voice and data networks.

In December 2005, our Board of Directors made the decision to exit our Mexican operations and certain of our other deployment businesses in South America. Prior to this decision, these operations had been reported in our Wireless Network Services segment. We determined that these operations meet the criteria to be classified s held for sale. Accordingly, we have reflected these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”  Our South American deployment operations were substantially shut down as of the end of 2005. Accordingly, all results for these operations for all periods presented have been reflected as discontinued operations. All operating results discussed in results of operations relate to our continuing operations.

On February 17, 2006, we entered into a definitive agreement to divest all of our operations in Mexico for total cash consideration, which approximates the net book value of the operations, including $13.2 million of liabilities associated with a loss contingency. The transaction closed on March 10, 2006. The transaction was structured as a sale of our subsidiaries in Mexico, and the purchase price consisted of $1.5 million in cash paid on February 17, 2006, plus a secured promissory note payable in installments through December 31, 2006. The note is secured by pledges of assets and a personal guaranty.

The closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $19.0 million consideration, $1.5 million of which was paid on February 17, 2006, with the remaining $17.5 million payable by means of the promissory note in installments through December 31, 2006. The note receivable is reflected on our Consolidated Balance Sheet as of March 31, 2006. In April 2006, we presented the final net asset computation to the buyer, Sakoki, LLC, and the buyer is still in the review process of the computation, as provided in the Equity Purchase Agreement. We expect that the parties will reach final resolution of the net asset computation in the second quarter of 2006.

The purchaser, Sakoki LLC, is a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with us, he was one of our co-founders and served as our Chief Executive Officer from inception in 1994 through September 2000, and as a director from inception through April 2002. In addition, Massih Tayebi owns or controls approximately 11% of the total voting power of our capital stock. He is also the brother of Masood Tayebi, our Chairman of the Board of Directors. Masood Tayebi has no personal financial interest in the transaction and will have no role with the entity that is purchasing the Mexico operations.

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

We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer’s country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If these factors do not indicate collection is reasonably assured, revenue is deferred until it become reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project. We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks. Total retainages included in accounts receivable were $1.2 million at March 31, 2006.

Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance:

•            We believe there remain opportunities for us to grow our Wireless Network Services business in Land Mobile Radio (LMR), IP Fixed and Core Networks and in-building networks. We also see opportunities in spectrum clearing and frequency realignment activities related to the Federal Communication Commission’s recent action on the reallocation of licenses in the 800 megahertz frequencies.

•            We believe that our Government Network Services segment will build and expand our customer relationships within the U.S. Departments of Defense and Homeland Security by taking advantage of the significant opportunities for companies with substantial expertise in wireless technology. We believe we will experience continued growth in revenues and operating income from this new operating segment.

•            We also believe that despite project delays and set backs in the first quarter our Enterprise Network Services segment will grow. We continue to be optimistic about the opportunity to integrate wireless technology into municipality and enterprise networks, especially physical and electronic security systems, and voice and data networks.

•    As of the quarter ended March 31, 2006, we have estimated our annual effective tax rate to be 77% for the year ending December 31, 2006.  The rate differs for from the federal and state statuary rates primarily because of nondeductible permanent tax items, tax reserves, and an increase to our valuation allowance for originating deductible differences.  The benefit recorded for the quarter of 29% is lower than our estimated annual effective tax rate because of discrete tax expense items relating to tax reserves and our valuation allowance recorded during the quarter. To the extent our projections may change, which may impact our judgement regarding the realizability of our deferred tax assets and required valuation allowance, our annual effective tax rate for 2006 could change in future periods.

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

Revenue recognition. We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed price contracts accounted for approximately 65.5% of our revenues for the quarter ended March 31, 2006. Revenue on fixed price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that we will not incur a loss on the project, we may record revenue equal to cost incurred, at zero margin. Once the final estimate of the outcome of the project margin is determined, we will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

A cancellation, schedule delay, or modification of a fixed price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to our gross margin.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing the risk of collectibility. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance for doubtful accounts. We write off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $143.8 million as of March 31, 2006.

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

Since the last annual impairment test as of December 31, 2005, there has been no indication of a triggering event that would warrant an accelerated review of our goodwill and intangible assets with indefinite lives.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. We have a valuation allowance at March 31, 2006, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carryforward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of valuation allowance is based on our current estimates of adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Management believes the valuation allowance recorded at March 31, 2006 is properly stated.

The 2006 effective tax rate for annual and interim reporting periods could be impacted if certain tax items that are reserved for at March 31, 2006 are resolved at an amount which differs from our estimate. Finally, during 2006, if we are impacted by a change in the valuation allowance as of March 31, 2006 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2006, such effect will be recognized in the interim period in which the change occurs.

Accrual for partial self-insurance. We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of March 31, 2006, the accrual for our partial self-insurance programs approximated $2.6 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation limits per claim are $150,000 and $250,000, respectively.

Contingencies and litigation. We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with SFAS No. 5, “Accounting for Contingencies.” As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Part II, Item 1 “Legal Proceedings” for additional information.

Contingent Acquisition Consideration. From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is determinable beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of March 31, 2006, a contingent consideration accrual related to these arrangements totaling $1.0 million was recorded on our consolidated balance sheet.

Share-Based Payments. Beginning in fiscal year 2006, we account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Prior to adoption of SFAS 123R, we accounted for share-based compensation using the intrinsic value-based method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic method, no share-based compensation expense related to stock option awards granted to employees had been recognized in our Consolidated Statement of Operations. We adopted SFAS 123R using the modified prospective transition method.

The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, which we used, prior periods are not revised for comparative purposes. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the grant date. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Our employee stock options are generally subject to vesting restrictions and are generally not transferable.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in these assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We used historical data to estimate the expected forfeiture rate, intrinsic and historical data to estimate the expected price volatility, and a weighted-average expected life formula to estimate the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense.

Comparison of Results for the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2006

Revenues. Revenues decreased $6.8 million from $90.7 million for the quarter ended March 31, 2005 to $83.9 million for the quarter ended March 31, 2006. The $6.8 million decrease was attributable to a decrease in domestic revenues of $4.9 million and a decrease in international revenues of $1.9 million.

Our domestic revenue decline is primarily attributed to our Enterprise Network Services segment, primarily as a result of customer delays and the impact of personnel turnover and other related activities that occurred immediately following the completion of the earn-out period in one of the acquired entities. Aggregate international revenues decreased by $1.9 million from the prior year period, which represented the primary decline in the Wireless Network Services segment, primarily due to the completion of a significant project in EMEA in 2005, as well as due to the impact of increased pricing pressures in the same international market resulting in reduced revenues of $3.6 million in EMEA, offset partially by increased revenues in our Brazilian operation of $1.7 million.

Revenues by operating segment for the quarters ended March 31, 2005 and 2006 are as follows (in millions):

	2005	2006	$ change	% change

Wireless network services	$53.7	$51.0	$(2.7)	(5.0)%
Enterprise network services	17.1	12.6	(4.5)	(26.3)%
Government network services	19.9	20.3	0.4	2.0%
Total revenues	$90.7	$83.9	$(6.8)	(7.5)%

Revenues generated by geographic segment for the quarters ended March 31, 2005 and 2006 are as follows (in millions):

	2005	2006	$ change	% change

United States	$81.2	$76.3	$(4.9)	(6.0)%
EMEA	8.2	4.6	(3.6)	(43.9)%
Latin America	1.3	3.0	1.7	130.8%
Total revenues	$90.7	$83.9	$(6.8)	(7.5)%

As described in the section ”Critical Accounting Principles and Estimates” and in the footnotes to our unaudited consolidated financial statements, a significant portion of our revenue is derived from fixed price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete project, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Cost of Revenues. Cost of revenues decreased slightly from $70.0 million for the quarter ended March 31, 2005 to $69.7 million for the quarter ended March 31, 2006. The decrease in cost of revenues includes $0.4 million of stock-based compensation in the first quarter of 2006 as a result of the adoption of SFAS 123R. There was no stock-based compensation expense recorded in 2005. Gross margin during the quarter ended March 31, 2006 decreased from 22.8% to 16.9% of total revenues compared to the quarter ended March 31, 2005. The decrease in gross margin primarily resulted from project cost overruns and execution issues, including in particular, re-work required because of substandard subcontract work, as well as the impact of our customers’ delayed building of previously scheduled sites under certain domestic deployment contracts for which we will not be compensated for the impact of delays.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenue from 18.1% to 18.7% for the quarters ended March 31, 2005 and 2006, respectively, primarily due to our adoption of SFAS No. 123R, which resulted in $0.5 million stock-based compensation expense in the first quarter of 2006. There was no stock-based compensation expense recorded in 2005.

Other Income, Net. Net other income remained consistent at $0.1 million for the quarters ended March 31, 2005 and 2006.

Provision for Income Taxes. Our effective income tax rate for the quarter ended March 31, 2005 was 39% compared to a benefit of 29% for the quarter ended March 31, 2006. The effective tax benefit rate for the quarter ended March 31, 2006 is lower than federal and state statutory rates primarily due to nondeductible permanent tax items which were more than offset by the realization of tax expense through the increase in our valuation allowance and an increase in the income tax reserve.

Income from Discontinued Operations. Income from discontinued operations decreased from $0.9 million for the three months ended March 31, 2005 to $0.2 million for the three months ended March 31, 2006. The decrease of $0.7 million resulted from the wind-down of operations in the Latin American operations at the end of 2005 and the sale of the Mexico operation effective on February 17, 2006.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents and short-term investments, cash from operations and other external sources of funds. As of March 31, 2006, we had cash and cash equivalents totaling $10.0 million.

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

Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations was $10.4 million for the three months ended March 31, 2005 whereas cash used in operations was $3.5 million for the three months ended March 31, 2006. The decrease between periods is primarily due to the increase in the days to collect our trade receivables   The days sales outstanding increased from 96 days to 116 days for the three months ending March 31, 2005 and 2006, respectively, and increased from 105 days to 116 days from December 31, 2005 to March 31, 2006, respectively. The increase in days sales outstanding is a result of the timing of achieving production milestones on our large turn key deployment projects, for which we have not met the contractual milestones and are therefore unable to invoice our customers. We expect to achieve certain of these milestones in the second quarter.

Cash used in investing activities from continuing operations was $30.3 million and $7.2 million for the three months ended March 31, 2005 and 2006, respectively. During the three months ended March 31, 2006, investing activities represented capital expenditures of $1.4 million, cash paid of $7.3 million for contingent consideration related to prior acquisitions and cash received on the sale of operations of $1.5 million. During the three months ended March 31, 2005, investing activities represented cash paid of $33.4 million, net of cash received for the acquisition of TLA, capital expenditures of $1.6 million; cash paid totaling $1.0 million for contingent consideration related to prior acquisitions and cash received on the sale of short term investments of $5.7 million. See Note 6 to our unaudited consolidated financial statements for further discussion of our acquisitions.

Cash provided by financing activities was $7.4 million for the three months ended March 31, 2006. The positive cash flow from financing for this period consisted primarily of proceeds from the issuance of common stock totaling $0.5 million associated with exercises of employee stock options and borrowings on the line of credit totaling $7.0 million offset partially by repayment of capital lease obligations of $0.1 million. Cash provided by financing activities was $1.0 million for the three months ended March 31, 2005. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $1.1 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, offset partially by the repayment of capital lease obligations of $0.1 million.

Cash used in discontinued operations was $0.6 million for the three months ended March 31, 2006 and included cash used in operations of $0.2 million and cash used in investing activities of $0.4 million. Cash provided by discontinued operations was $2.2 million for the three months ended March 31, 2005 and was generated from operating cash flows.

We believe that our cash and cash equivalent balances and our credit facility will be sufficient to satisfy cash requirements for at least the next twelve months.

As discussed in Part II, Item 1A, “Risk Factors” section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in the wireless industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

Contractual Obligations and Commitments

On March 16, 2005, we entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15.0 million senior credit facility. KeyBank is designated as the sole arranger and sole book manager. The facility has a three-year term and can be expanded to a $60.0 million facility. The Company intends to use the facility for general corporate purposes and to fund acquisitions. As part of our acquisition strategy, we may choose to expand our new credit facility up to $60 million to fund future acquisitions. As of March 31, 2006, we had drawn $7.0 million on the facility with a cash balance of $10.0 million. As of May 4, 2006, we had drawn $12.0 million and had a cash balance of $12.0 million. The amounts drawn on the credit facility primarily relate to amounts paid to satisfy the Company’s final earn-out consideration in the first quarter due on its ENS acquisitions.

Our normal recurring trade payables, expense accruals, and operating and capital leases which are currently expected to be funded through existing working capital and future cash flows from operations, we have no other material commitments. Aside from these recurring operating expenses, future capital expenditures and overall expansion including potential future acquisitions, our future capital needs will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. Other future cash requirements may include the payment of certain tax contingencies, as discussed in Note 1 (j) of our consolidated financial statements and potential future acquisitions. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditure may be required as deemed necessary, in order to stay competitive and effectively service our customers.

The following table summarizes our currently existing contractual obligations and other commitments at March 31, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$0.2	$0.1	$0.1	$—	$—
Operating leases	22.4	5.7	9.5	6.3	0.9
	$22.6	$5.8	$9.6	$6.3	$0.9

Related Party Transactions

For detailed information regarding related party transactions, see Note 10 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”  This FSP requires an entity to follw either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R, “Share-Based Payment,” or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, “which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We adopted this FSP during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. This statement does not have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies primarily in our Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of March 31, 2006, our Brazilian and European subsidiaries were in average net liability positions (i.e., monetary liabilities were greater than monetary assets subject to foreign currency risk) of approximately $16.6 million and $11.5 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net liability positions at March 31, 2006 were approximately $1.7 million and $1.1 million for the Brazil and European subsidiaries, respectively. In the event that the functional currency of our operations in China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations due to the activities of our corporate resource center in China.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income by approximately $0.1 million for the quarter ended March 31, 2006. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of March 31, 2006 were $10.0 million and are primarily invested in money market interest bearing accounts.

A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had an immaterial effect on net income for the quarter ended March 31, 2006. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we determined that, as of December 31, 2005, there were two material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, we are still in the process of remediating one of the two material weaknesses. Consequently, based on the evaluation described above, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified material weaknesses in internal control over financial reporting related to entity level internal controls at the Mexico subsidiary and the inability to recruit and retain a sufficient number of Accounting and Finance Personnel to support compliance with our financial reporting requirements. Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Subsequent to December 31, 2005, the Company has sold the Mexico subsidiary and undertaken, and will continue to undertake, extensive work on remediation initiatives.

Mexico Subsidiary Entity Level Controls

As a result of all the measures undertaken by the Company to remediate the third and fourth quarter deficiencies as discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the additional analysis and other post-closing procedures performed by management and our external consultants in connection with the sale of the Mexico subsidiary during the quarter ended March 31, 2006 we do not expect that the type of material weakness that existed at December 31, 2005 related to our Mexico operations will recur and we have concluded that this material weakness was fully remediated during the quarter ended March 31, 2006.

Insufficient Accounting/Finance Personnel

In order to address and correct the material weakness that existed at December 31, 2005 related to our ability to retain and recruit sufficient finance and accounting personnel to support compliance with all of our financial reporting requirements, we are actively recruiting to fill open positions and are in the process of reorganizing the Corporate accounting and finance group to improve the distribution of responsibilities. We have succeeded in permanently filling the Corporate Controller position and are actively recruiting additional personnel. Management is committed to remediating this weakness as expeditiously as possible and will continue to devote significant time and resources to the remediation effort.

Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would result in, among other things, (a) the dismissal with prejudice of all claims in the IPO Cases against the Issuers and their officers and directors and (b) a guarantee from the insurers of the Issuers to the plaintiffs that, if the plaintiffs recover less than $1 billion from the Underwriters in the IPO Cases, the insurers would pay the difference between the actual recovery and $1 billion. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which was published and mailed beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court held a Final Settlement Fairness Hearing on the settlement on April 24, 2006. The final ruling is expected in mid-2006. The Company does not expect the settlement to have a material impact on its operations or cash flow.

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint. After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant. Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their second amended complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company’s common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this second amended complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants’ motion. However, the plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Under the current proposed briefing schedule, Defendants anticipate filing a motion to dismiss this complaint on or before June 8, 2006. Plaintiffs’ opposition would be due on or before July 12, 2006, and Defendants’ reply would be due on or before August 2, 2006. The hearing on the motion to dismiss would take place no less than two weeks after the reply brief is filed. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act Section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants’ motions have been withdrawn without prejudice. Pursuant to a request by the Court, Defendant’s motions have been withdrawn without prejudice. The parties have agreed that Defendants may refile their motions to dismiss, and to stay this action, after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction. This discovery is scheduled to be completed by June 14, 2006. Defendants’ motion to dismiss the complaint against the non-California resident defendants will be due on or before July 14, 2006. After the court rules on this jurisdictional motion, the parties will stipulate to a briefing schedule for the remaining motions to dismiss or to stay the action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

On January 19, 2005, the Company and a selling shareholder in a Company subsidiary in the ENS division initiated an arbitration proceeding regarding the termination of employment of that individual from ENS. The amount in controversy was approximately $1.8 million. On April 20, 2005, the arbitrator, upon motion by the selling shareholder, permitted the arbitration proceeding to expand to allow the selling shareholder to seek early payment of the sums which may be due under the selling shareholder’s earn-out agreement. In this arbitration proceeding, the selling shareholder is claiming he is entitled to approximately $5.0 million. The arbitration occurred in April 2006 and a decision was handed down on May 8, 2006, resulting in an award to the selling shareholder of $0.9 million, including contingent consideration, arbitration costs and attorney’s fees. The Company has accrued approximately $0.9 million as of March 31, 2006 and, pursuant to the terms of the arbitration award, will pay the amount due during the second quarter of 2006. See Note 7 for discussion regarding contingent acquisition consideration.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K, for the year ended December 31, 2005, and other reports and filings made with the Securities and Exchange Commission in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the price of our common stock could decline. You should also refer to the other information contained in this report, including our unaudited consolidated financial statements and related notes.

Our success is dependent in part on new growth in the deployment of wireless networks, and to the extent that such growth slows, our business may be harmed.

The wireless telecommunications industry has historically experienced a dramatic rate of growth both in the United States and internationally. In recent years, however, many telecommunications carriers have re-evaluated their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and general economic conditions in the United States and internationally. That trend has only recently begun to change as several large carriers in the U.S. and Latin America have started to once again focus on network expansion. If the rate of growth slows or carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

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

If wireless carriers, network equipment vendors and enterprises do not outsource their network services, our business will suffer.

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

We are subject to extensive government regulation, and our failure or inability to comply with these regulations could subject us to penalties or restrict our ability to operate our business, which could adversely affect our revenues.

The wireless networks that we design, deploy and manage are subject to various regulations issued by the U.S. Federal Communications Commission (“FCC”) and other regulatory bodies in the U.S. FCC regulations and other countries require that these networks meet certain radio frequency emission standards, not create unallowable interference to other services, and in some cases accept interference from other services. These networks are also subject to government regulations and requirements of local standards bodies in foreign countries in which we have business operations, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Additionally, because we conduct business throughout the U.S., many of our activities are subject to different state and local regulatory schemes, including those relative to licensing, taxes and employment matters, with which we are required to comply. We are subject to routine audits to assure our compliance with these requirements.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the quarter ended March 31, 2006, one customer comprised approximately 31.1% of our revenues, and our five largest customers accounted for approximately 52.3% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We have completed several acquisitions of complimentary business in recent years, and we continually evaluate opportunities to acquire new businesses as part of our ongoing strategy. Our integration of historic and future acquisitions will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time. Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. We may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly. In February 2004, we filed an acquisition shelf registration statement on Form S-4 that, subject to the rules and regulations of the Securities and Exchange Commission, will enable us to issue up to $200 million shares of our newly issued common stock in one or more acquisition transactions. In addition, we currently have a $15 million senior credit facility with KeyBank National Association, which can be expanded to a $60 million facility to fund future acquisitions.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity including Cingular’s acquisition of AT&T Wireless, both of whom are significant customers of ours, the merger between Alltel and Western Wireless and the merger between Sprint and Nextel Communications. The consolidation of carriers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers, any or all of which may adversely impact our business.

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

In addition, a majority of our enterprise businesses and additional significant deployment projects are located in southeastern United States, an area which is susceptible to hurricanes. In late summer 2005, Hurricane Katrina and Hurricane Rita struck the Gulf Coast region of the United States, resulting in labor and material shortages in the area. Although we expect certain delays and increased cost estimates in our deployment business for both carriers and enterprise customers as a result of the rebuilding effort in the wake of the 2005 hurricanes, we are unable to predict with certainty the extent of the impact on our operating results.

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

As of March 31, 2006, approximately 167 or 7% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years. Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 plus 20,000 additional numbers for the U.S. advanced degree exception through 2005.

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

We currently have international operations, including offices in Brazil, China, India, the United Kingdom, Sweden and Turkey. For the quarter ended March 31, 2006, international operations accounted for approximately 9% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Our significant international subsidiaries (i.e., in Brazil and the United Kingdom) procure certain transactions that are denominated in U.S. dollars. Downward fluctuations in the value of foreign currencies, compared to the U.S. dollar, may make our services more expensive than local service offerings in international locations. This would make our service offerings less price competitive than local service offerings, which could harm our business. To date, our experience with this foreign currency risk has predominately related to the Brazilian Real and Mexican Peso. In addition, we also conduct business in British Pound Sterling, Chinese Renminbi, Indian Rupee, Euro, Swedish Krona and Turkish Lira. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results.

Payment for the sale of our operations in Mexico was made in part by promissory note, which could be placed into default in the event of non-payment by the buyer.

As part of the sales price of the Company’s subsidiaries in Mexico, the Company received a $16.5 million promissory note from the buyer, which is subject to adjustments which have been computed by the Company to be $1.0 million. Although the note is secured by a pledge of assets and a personal guaranty, the buyer could default on the note. If upon the execution of the pledges on the assets and the personal guaranty, there were insufficient funds for a full payment of the note, the Company would incur a loss on the transaction.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2005, we restated our previously issued financial statements for the quarters ended July 1, 2005 and September 30, 2005 to reflect the accounting impact of the cancellation of sites by one of our customers in Mexico in those periods. In addition, as described in Item 4 of this Report, we are still in the process of remediating one of the two material weaknesses identified in Item 9A of our annual report on Form 10-K for the year ended December 31, 2005 and as a result, management was unable to conclude that our disclosure controls and procedures were effective as of March 31, 2006. We have implemented, and continue to implement, actions to address this weakness and to enhance the reliability and effectiveness of our internal controls and operations, however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weakness discussed in this Report.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment has resulted in and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If our officers, directors and principal stockholders choose to act together, they may be able to exert significant influence over our management and operations, acting in their best interests and not in the best interests of other stockholders.

As of March 31, 2006, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 42.2% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Chairman, Masood K. Tayebi, beneficially owned approximately 9.6% of our outstanding common stock. 12.3% of our outstanding common stock is beneficially owned by certain of our other officers and directors and their affiliates. The remaining 20.3% is beneficially owned by other members of the Tayebi family. As a result, the executive officers, directors and their affiliates are able to collectively exercise significant influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inactions, our stock price may decline.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms or we may expand our current $15 million senior credit facility up to $60 million to fund future acquisitions and for general corporate purposes. We also filed a universal shelf registration statement on Form S-3. Under this shelf registration statement, we may sell, in one or more public offerings, shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. Such financing or offerings would likely dilute our stockholders’ equity ownership. In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

Item 6. Exhibits

(a). Exhibits:
2.1	Stock Purchase Agreement by and among the Company, JMA Associates, Inc. d/b/a TLA Associates and the Stockholders of JMA Associates, Inc. dated as of January 27, 2005. (1)
2.2	Equity Purchase Agreement, dated February 17, 2006, by and between Sakoki LLC and the Company. (6)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws in effect since November 5, 1999.(3)
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.(4)
3.4	Certificate of Designation of Series C Preferred Stock. (5)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.(5)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 16, 2004 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10—Q for the quarter ended September 28, 2001, filed on November 13, 2001 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-85515), and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed on June 5, 2002, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report Form 8-K filed on December 17, 2004 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2006 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS FACILITIES, INC.

	By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President

	By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Senior Vice President, Chief Financial Officer

	By:	/s/ LAURA L. SIEGAL
Laura L. Siegal
Vice President, Corporate Controller and Principal Accounting Officer

Date: May 10, 2006