Form 10-Q
period 2006-09-30
WIRELESS FACILITIES INC
filed 2006-11-09
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 2, 2006, 73,883,950 shares of the registrant’s common stock were outstanding.

WIRELESS FACILITIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
INDEX

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

WIRELESS FACILITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)
(Unaudited)

	December 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$12.9	$12.9
Accounts receivable, net	109.6	107.8
Note receivable	—	9.6
Prepaid expenses	2.3	3.0
Employee loans and advances, net	0.4	0.3
Other current assets	4.6	7.8
Current assets of discontinued operations	46.7	0.6
Total current assets	176.5	142.0
Property and equipment, net	14.6	16.1
Goodwill	119.9	119.9
Other intangibles, net	7.4	6.1
Deferred tax assets	13.2	12.9
Investments in unconsolidated affiliates	2.1	2.1
Other assets	0.9	0.8
Non current assets of discontinued operations	1.7	—
Total assets	$336.3	$299.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22.9	$18.8
Accrued expenses	18.0	13.3
Accrued compensation	13.0	15.5
Accounts payable—related party	0.8	—
Line of credit	—	8.0
Billings in excess of costs on completed contracts	4.3	4.0
Deferred tax liabilities	0.9	—
Tax contingencies	1.8	1.7
Accrual for contingent acquisition consideration	8.2	0.1
Accrual for unused office space	0.5	0.3
Income taxes payable	2.0	2.5
Capital lease obligations and other short-term debt	0.3	0.3
Current liabilities of discontinued operations	30.1	0.5
Total current liabilities	102.8	65.0
Capital lease obligations and debt, net of current portion	0.4	0.2
Accrual for unused office space, net of current portion	1.2	1.0
Other liabilities	1.3	1.2
Other long term liabilities of discontinued operations	0.3	0.2
Total liabilities	106.0	67.6
Commitments and contingencies (Notes 7 and 11)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 25,483 and 10,000 shares outstanding at December 31, 2005 and September 30, 2006, respectively (liquidation preference $12.7 and $5.0, respectively)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 72,188,449 and 73,883,950 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	—	—
Additional paid-in capital	324.9	327.8
Accumulated deficit	(91.7)	(94.0)
Accumulated other comprehensive loss	(2.9)	(1.5)
Total stockholders’ equity	230.3	232.3
Total liabilities and stockholders’ equity	$336.3	$299.9

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues	$94.5	$84.3	$280.5	$254.4
Cost of revenues	74.3	69.0	217.7	209.3
Gross profit	20.2	15.3	62.8	45.1
Selling, general and administrative expenses	17.2	16.1	51.2	47.2
Contingent acquisition consideration	(2.5)	—	(2.5)	0.1
Operating income (loss)	5.5	(0.8)	14.1	(2.2)
Other income (expense), net:
Interest income, net	—	0.1	0.2	0.5
Foreign currency loss	(0.1)	—	(0.2)	(0.2)
Other expenses, net	—	—	(0.3)	—
Other income (expense), net	(0.1)	0.1	(0.3)	0.3
Income (loss) before provision for income taxes	5.4	(0.7)	13.8	(1.9)
Provision for income taxes	0.7	0.4	3.9	0.6
Income (loss) from continuing operations	4.7	(1.1)	9.9	(2.5)
Income from discontinued operations	0.5	0.2	2.2	0.2
Net income (loss)	$5.2	$(0.9)	$12.1	$(2.3)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.01)	$0.13	$(0.03)
Income from discontinued operations	0.01	0.00	0.03	0.00
Net income (loss)	$0.07	$(0.01)	$0.16	$(0.03)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.01)	$0.13	$(0.03)
Income from discontinued operations	0.01	0.00	0.03	0.00
Net income (loss)	$0.07	$(0.01)	$0.16	$(0.03)
Weighted average common shares outstanding:
Basic	74.2	73.9	74.0	73.3
Diluted	75.3	73.9	75.4	73.3

See accompanying notes to unaudited consolidated financial statements.

WIRELESS FACILITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended September 30,
	2005	2006
Operating activities:
Net income (loss) from continuing operations	$9.9	$(2.5)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.9	6.1
Deferred income taxes	4.3	(0.6)
Net loss on disposition of fixed assets	0.6	0.3
Stock-based compensation	0.1	2.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3.7)	1.8
Prepaid expenses	(1.3)	(0.7)
Other assets	(2.5)	(2.9)
Accounts payable	(1.7)	(4.9)
Accrued expenses	5.0	(4.7)
Accrued compensation	5.5	2.5
Tax contingencies	0.1	(0.1)
Accrued contingent acquisition consideration	(2.5)	0.3
Billings in excess of costs on completed contracts	(1.2)	(0.3)
Accrual for unused office space	(0.7)	(0.4)
Income tax payable	(1.7)	0.5
Other liabilities	(0.1)	(0.1)
Net cash provided by (used in) continuing operations	16.0	(3.3)
Investing activities:
Sale/maturity of short-term investments	7.6	—
Cash paid for contingent acquisition consideration	(16.0)	(8.4)
Proceeds from the disposition of discontinued operations	—	9.3
Cash paid for acquisitions, net of cash acquired	(33.4)	—
Capital expenditures	(5.7)	(6.5)
Net cash used in investing activities from continuing operations	(47.5)	(5.6)
Financing activities:
Proceeds from issuance of common stock	1.7	0.5
Proceeds from issuance of common stock under employee stock purchase plan	1.8	—
Borrowings under line of credit	—	12.0
Repayment under line of credit	—	(4.0)
Repayment of capital lease obligations	(0.3)	(0.2)
Net cash provided by financing activities from continuing operations	3.2	8.3
Cash flows of discontinued operations (Revised see Note 1(l))
Operating cash flows	(8.0)	(0.7)
Investing cash flows	(0.8)	—
Net cash flows of discontinued operations	(8.8)	(0.7)
Effect of exchange rate on cash and cash equivalents	0.4	1.3
Net decrease in cash and cash equivalents	(36.7)	0.0
Cash and cash equivalents at beginning of period	52.0	12.9
Cash and cash equivalents at end of period	$15.3	$12.9

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

(b)   Basis of Presentation

The information as of September 30, 2006, and for the three months and nine months ended September 30, 2005 and 2006 is unaudited. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in WFI’s annual consolidated financial statements for the year ended December 31, 2005, filed on Form 10-K on April 3, 2006 with the United States Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(d)   Fiscal Calendar

On November 7, 2006, the Board of Directors (the “Board”) of the Company approved a change in the fiscal year end from the last Friday in December to December 31. Concurrently, the Board approved a change in the interim fiscal periods to provide that the last day of the fiscal quarter shall be the last day of the calendar month of each quarter. As a result, the third fiscal quarter of fiscal 2006, which would have ended on September 29, 2006, ended as of September 30, 2006. Prior to this change in fiscal year, the Company operated and reported using a 52-53 week fiscal year ending the last Friday in December. As a result, a fifty-third week was added every five or six years. Under the prior reporting system, each 52 week fiscal year consisted of four equal quarters of 13 weeks each, and each 53 week fiscal year consists of three 13 week quarters and one 14 week quarter. The change in fiscal year and interim fiscal periods will not be applied to periods prior to the quarter ended September 30, 2006, and, consistent with prior reports, all prior fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. In reliance on Exchange Act Release No. 26589, the Company will not file a transition report covering the transition period from December 30, 2006 to December 31, 2006.

(e)   Inventory

Inventories are stated at the lower of cost or market and are included in other current assets in the accompanying balance sheets. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of September 30, 2006 and December 31, 2005, the Company had $2.2 million and $1.1 million, respectively, of inventories which were reflected in Other Current Assets on the Consolidated Balance Sheet.

(f)   Revenue Recognition

The Company provides services to customers under three primary types of contracts: fixed-price; time and materials; and cost reimbursement. The Company realizes a significant portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses (for government contracts). While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. In certain instances in which the Company is awarded work on a phase by phase basis rather than on a total project basis such as the Company’s large deployment program, it is impractical to estimate the final outcome of the project margin, but it is certain that the Company will not incur a loss on the project, the Company may record revenue equal to cost incurred, at a zero profit margin. In the event that the cost incurred to date may be in excess of the funded contract value, the Company may defer those costs until the associated contract value has been funded by the customer. As of September 30, 2006, the Company deferred costs of $1.0 million in excess of funded contract value and has recorded this amount in other current assets. There was no comparable balance as of December 31, 2005. Once the estimate of the final outcome of the project margin is determined, the Company will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract.

Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percentage of completion and profit margin must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates and the differences could be material.

Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company’s then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. In the Company’s wireless network services business, the estimated contract value and costs are impacted by the estimated number and mix of site types that we may be assigned. If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company’s estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the quarter and nine months ended September 30, 2006 and September 30, 2005.

Many of the Company’s contracts are master service agreements under which the Company is contracted to provide services to deploy a pre-determined and specific number of sites in specific geographic markets. These agreements are typically recognized on multiple projects to account for revenue under the combination or segmentation guidelines of SOP 81-1. These contractual arrangements with the Company’s customers typically include milestone billings. The milestone billing clauses relate specifically to the timing of customer billings and payment schedules, and are independent of the Company’s right to payment and the timing of when revenue is recognized. Under the terms of substantially all of the Company’s contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions (i.e., reduction in original number of sites awarded) or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks associated with the presence of potential “partial milestone billings” or “reductions in scope” are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2005 and September 30, 2006 were $51.0 million and $50.4 million, respectively. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of September 30, 2006, approximately $7.6 million of the Company’s unbilled accounts receivable balance were under unapproved change orders or claims. The Company expects that substantially all of the unbilled balances as of December 31, 2005 and September 30, 2006 will be billed within one year as billing and performance milestones are achieved.

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

(g)   Income Taxes

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

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. For U.S. purposes, the Company is in a cumulative book tax profit position as of September 30, 2006 and consideration is given to future taxable income, including the reversal of temporary differences, in evaluating the recoverability of its U.S. deferred tax assets and the corresponding valuation allowance related to the assets. Unlike the Company’s U.S. tax position, its foreign operations are in a cumulative book loss position. Pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” limited consideration is given to the Company’s future foreign income in determining the recoverability of its foreign deferred tax assets and the related valuation allowance. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at September 30, 2006.

(h)   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ investment that, under accounting principles generally accepted in the United States of America are excluded from net income (loss).

The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2006	2005	2006
Net income (loss)	$5.2	$(0.9)	$12.1	$(2.3)
Foreign currency translation adjustment	0.7	0.2	0.7	1.4
Other comprehensive income	0.7	0.2	0.7	1.4
Comprehensive income (loss)	$5.9	$(0.7)	$12.8	$(0.9)

The following table summarizes the components of accumulated other comprehensive income (loss):

	December 31, 2005	September 30, 2006
Cumulative foreign currency translation adjustment	(2.9)	(1.5)
Accumulated other comprehensive (loss)	$(2.9)	$(1.5)

(i)   Stock-based Compensation

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. The Company adopted SFAS 123R as of January 1, 2006 and had $0.7 million and $2.4 million related to non-vested equity awards that was expensed during the three and nine months ended September 30, 2006, respectively.

The Company had the following three stock option plans under which shares were available for grant at September 30, 2006: the 1999 Equity Incentive Plan (the “1999 Plan”), the 2000 Non-Statutory Stock Option Plan (the “2000 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”).

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

In 2005, the Company accelerated options to avoid recognition of future compensation expense that the Company would have otherwise recognized in its Consolidated Statement of Operations with respect to these options upon the adoption of SFAS 123R. The future expense that was eliminated as a result of the acceleration of vesting of these options was approximately $18.4 million. At the end of December 2005, vesting was accelerated for all options which had an exercise price per share equal to or greater than $6.50. In addition, in December 2005, the Company repriced options to reduce future expense for those options with an exercise price per share greater than 120% of the closing market price of the Company’s common stock on December 29, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions (annualized percentages) included in the following table. Awards with graded vesting are recognized using the straight-line method. The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $1.23 and $2.47 per share, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Expected life:(1)
Stock options	4 years	3.8 years	4 years	3.7 years
Purchase plan	6 months	—	6 months	—
Risk-free interest rate(2)	4.0%	5.0%	4.0%	4.6%
Volatility(3)	73%	58.9%	73%	61.6%
Forfeiture rate(4)	—	23.7%	—	23.7%
Dividend yield(5)	—	—	—	—

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

The following table shows the amounts recognized in the financial statements for the three and nine months ended September 30, 2006 for share-based compensation related to employees (in millions, except per share data). In addition, for the nine months ended September 30, 2006, there was no incremental tax benefit from stock options exercised in the period.

	Three months ended September 30,	Nine months ended September 30,
	2006	2006
Cost of revenues	$0.2	$0.9
Selling, general and administrative	0.5	1.5
Total cost of employee share-based compensation included in operating loss, before income tax	0.7	2.4
Amount of income tax recognized in earnings	—	—
Amount charged against income	$0.7	$2.4
Impact on net income (loss) per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

A summary of the status of the Company’s stock option plan as of September 30, 2006 and of changes in options outstanding under the plan during the nine months ended September 30, 2006 is as follows:

	Number of Shares (000’s)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000’s)
Options outstanding at December 31, 2005	13,193	$6.17
Options granted	512	5.00
Options exercised	(147)	3.84
Options forfeited or expired	(1,672)	6.49
Options outstanding at September 30, 2006	11,886	$6.10	6.9	$36.4
Options vested and exercisable at September 30, 2006	9,281	$6.18	6.4	$36.4

As of September 30, 2006, there was $7.5 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

For purposes of pro forma disclosures under SFAS 123 for the three and nine months ended September 30,2005, the estimated fair value of share-based awards was assumed to be amortized to expense over the vesting period of the award. There is no pro forma presentation for the three and nine months ended September 30, 2006 as the Company adopted SFAS 123R as of January 1, 2006, as discussed above. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
Net income	$5.2	$12.1
Add back: Actual stock-based compensation expense included in net earnings	0.0	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7.3)	(13.9)
Pro forma net (loss)	$(2.1)	$(1.7)
Earnings (loss) per common share:
Basic—as reported	$0.07	$0.16
Basic—pro forma	$(0.03)	$(0.02)
Diluted—as reported	$0.07	$0.16
Diluted—pro forma	$(0.03)	$(0.02)
Weighted average shares:
Basic—as reported and pro forma	74.2	74.0
Diluted—as reported and pro forma	75.3	75.4

(j)   Use of Estimates

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

(k)   Reclassifications

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Guidance re: the Use of a Cumulative Effect Adjustment to Correct Immaterial Misstatements” (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for the Company for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 will be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year, with the offsetting balance to retained earnings. The Company is in the process of determining the impact, if any, the adoption of SAB 108 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its financial statements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Net income (loss)	$5.2	$(0.9)	$12.1	$(2.3)
Shares used in basic per share amounts:
Weighted average common shares outstanding	74.2	73.9	74.0	73.3
Shares used in diluted per share amounts:
Dilutive effect of stock options	1.1	—	1.4	—
Dilutive weighted average shares	75.3	73.9	75.4	73.3
Basic net income (loss) per share	$0.07	$(0.01)	$0.16	$(0.03)
Diluted net income (loss) per share	$0.07	$(0.01)	$0.16	$(0.03)
Anti-dilutive weighted shares from stock options excluded from calculation	9.3	11.9	6.2	12.4
Average per share market value of common stock	$5.87	$2.32	$6.45	$3.62
Average outstanding stock option price per share	$8.38	$6.21	$8.38	$6.21

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

As of December 31, 2005 and September 30, 2006, there were zero assets of discontinued operations and $0.1 million and $0.05 million of liabilities of discontinued operations for December 31, 2005 and September 30, 2006, respectively.

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

The final closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $18.9 million consideration, $1.5 million which was paid on February 17, 2006, with the remaining $17.4 million payable by means of the promissory note in installments through December 31, 2006 with an interest rate of 7.5% per annum. On June 26, 2006, the Company entered into an Addendum with the buyer to finalize the closing net asset calculations, pursuant to which the parties agreed that the resulting total purchase price was $18.9 million. The Addendum also provided for a conditional waiver that permits the purchaser to make the payment due on August 17, 2006 by September 29, 2006, and for the installments due on November 17, 2006 and December 31, 2006 to be made on or before December 29, 2006. Failure to make the payments on such later dates will result in a restoration of the original terms of the note. The first scheduled note payment of $3.3 million was received from the buyer on May 19, 2006, and the second scheduled note payment of $5.5 million was received in installments of $5.2 million on September 29, 2006 and $0.3 million on October 10, 2006. The remaining note receivable balance of $9.6 million which includes accrued interest through September 30, 2006, and includes the $0.3 million payment received on October 10, 2006, is reflected on the Company’s Consolidated Balance Sheet as of September 30, 2006. The unpaid principal will continue to accrue interest at the rate of 7.5% per annum.

The impact of the divestiture has been reflected in the consolidated balance sheets as of September 30, 2006. There was no gain or loss realized on the sale since the business was sold at its net carrying value.

For the quarter ended September 30, 2006, our other discontinued operations in Latin America had revenues of $0.6 million and a net income of $0.2 million. For the nine months ended September 30, 2006, these operations had revenues of $6.5 million and net income of $0.2 million.

The components of the current and non-current assets and liabilities for the Latin American operations are included in the accompanying balance sheet as discontinued operations as of (in millions):

	December 31, 2005	September 30, 2006
Cash	$3.2	$0.4
Restricted cash	0.6	0.2
Accounts receivable, net	34.5	—
Prepaid expenses	0.2	—
Income tax receivable	2.3	—
Other current assets	5.9	—
Current assets of discontinued operations	$46.7	$0.6
Property, plant and equipment	$1.5	$—
Other assets	0.2	—
Non-current assets of discontinued operations	$1.7	$—
Accounts payable	$(3.9)	$(0.2)
Accrued expenses	(6.6)	—
Tax contingencies	(13.2)	—
Billings in excess of cost	(0.6)	—
Deferred tax liability	(0.1)	—
Other current liabilities	(5.6)	(0.2)
Current liabilities of discontinued operations	$(30.0)	$(0.4)
Non-current liabilities of discontinued operations	$(0.3)	$(0.2)

The restricted cash of $0.2 million, is a result of a 2005 regulation in Argentina that requires a percentage of each loan advanced by the Company to the Argentinean Subsidiary be held in a one-year fixed account at zero interest.

(5)   Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc. (“TSG”)

On February 23, 2004, the Company paid an additional $1.0 million in cash to acquire an 11% interest in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications. Pursuant to the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, this investment was accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of contracts that the Company has entered into with TSG and the presence of a WFI employee on TSG’s board of directors.

During the third quarter of 2006, TSG was awarded a prime contract from a government customer and the Company has entered into a subcontract agreement with TSG to support them on this government contract. As such, TSG is no longer considered a significant subcontractor to the Company. This factor, combined with the lack of current representation on TSG’s board of directors resulted in the Company concluding effective September 29, 2006 that significant influence no longer existed. Accordingly, the investment in TSG no longer met the conditions for the use of the equity method of accounting and has been accounted for under the cost method effective September 29, 2006. There were no equity earnings related to this investment during the period this investment was accounted for under the equity method of accounting. The balance of the Company’s investment in TSG at December 31, 2005 and September 30, 2006 totaled $1.2 million and has been classified on the consolidated balance sheet under the caption “Investments in unconsolidated affiliates.”

The Company evaluates the realizability of its investment in TSG according to the provisions of APB Opinion No. 18 and EITF Issue 03-1. The Company periodically obtains and reviews the financial statements of TSG. Based on this review, and the facts listed above, there is no indication that a decrease in value of the TSG investment has occurred which is other than temporary and the Company has concluded that the carrying value of its investment in TSG has not been impaired as of September 29, 2006.

CommVerge Solutions, Inc.

The Company has an investment in CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The balance of the Company’s investment in CommVerge Solutions, Inc. at December 31, 2005 and September 30, 2006 totals $0.9 million. This investment is accounted for under the cost method and has been classified on the consolidated balance sheet under the caption “Investments in unconsolidated affiliates.” One of the Company’s directors is also a director of CommVerge Solutions, Inc.

Management periodically obtains and reviews the most recent financial performance and financial forecasts available from CommVerge which may include information regarding project status and current progress of the business. Based on this review, there is no indication that a decrease in value of the CommVerge investment has occurred which is other than temporary and the Company has concluded that the carrying value of its investment in CommVerge has not been impaired as of  September 30, 2006.

(6)   Acquisitions

The following table summarizes the changes in the carrying amounts of goodwill and other indefinite and finite-life intangible assets for the nine months ended September 30, 2006, are as follows (in millions):

	Wireless Network Services	Enterprise Network Services	Government Network Services	Total
Goodwill
Balance as of December 31, 2005	$25.5	$18.3	$76.1	$119.9
Acquisition	—	—	—	—
Accrual for contingent consideration	—	—	—	—
Adjustment	—	—	—	—
Balance as of September 30, 2006	25.5	18.3	76.1	119.9
Other intangibles, net
Balance as of December 31, 2005	—	1.1	6.3	7.4
Acquisition	—	—	—	—
Amortization expense	—	(0.2)	(1.1)	(1.3)
Balance as of September, 2006	—	0.9	5.2	6.1
Total goodwill and other intangibles, net	$25.5	$19.2	$81.3	$126.0

(7)   Contingent Acquisition Consideration

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. A summary of the contingent acquisition consideration as of December 31, 2005 and September 30, 2006 is summarized in the following table.

Summary of Contingent Acquisition Consideration

	Suntech	Enco	DSI	Total
Balance as of December 31, 2005	6.9	0.8	0.5	8.2
(Release) accrual for contingent consideration	(0.1)	0.2	0.2	0.3
Payments	(6.8)	(0.9)	(0.7)	(8.4)
Balance as of September 30, 2006	—	0.1	—	0.1

Enterprise Network Services

During the three and nine months ended September 30, 2006, $0.0 million and $7.7 million, respectively, was paid to certain shareholders of the companies acquired in ENS. As of March 31, 2006, all earn-out performance periods have ended and there was no additional contingent consideration earned related to the ENS shareholders. The remaining balance of $0.1 million as of September 30, 2006 is expected to be paid to the ENS shareholders in the fourth quarter of 2006.

Defense Systems, Incorporated

In connection with the Company’s acquisition of Defense Systems, Incorporated (“DSI”) in August 2004, additional consideration of up to $3.2 million could be earned by the former major stockholders of DSI over an 18 month period, based upon performance milestones related to certain specified contracts. As of September 30, 2006, approximately $2.8 million additional consideration had been earned and paid related to the contract milestones achieved by DSI. As of March 31, 2006, the performance period had ended and no further contingent consideration was due.

Madison Research Corporation

On October 2, 2006 the Company acquired Huntsville, Alabama based Madison Research Technology Corporation (“MRC”) as part of the Company’s Government Network Services business. MRC offers a broad range of technical, engineering and IT solutions, and has developed core competencies in weapons system lifecycle support, integrated logistics, test and evaluation, commercial-off-the-shelf software and hardware selection and implementation, software development and systems lifecycle maintenance.

The purchase price was approximately $69 million, subject to certain post-closing adjustments. The Company paid $62.1 million at closing. The working capital adjustment due in December 2006 and the remaining $6.9 million was held back to secure the Company’s indemnity rights and will be released, subject to indemnity rights, in installments following 6, 12 and 18 months from the date of close. The Company entered into a new $85 million credit facility with KeyBank National Association (“KeyBank”) to fund the acquisition, which replaced the Company’s existing credit facility of $15 million. Refer to Note 8 for further discussion. The results of operations of MRC will be included in the Company’s consolidated statement of operations for the period from the acquisition date of October 2, 2006 in the Company’s fourth quarter.

(8)          Credit Agreement

On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15.0 million senior credit facility. KeyBank was designated as the sole arranger and sole book manager. The facility had a 3-year term which could be expanded to a $60.0 million credit facility. The Company intended to use the facility for general corporate purposes and to fund future acquisitions. As of September 30, 2006, $8.0 million had been drawn to pay the contingent acquisition consideration payments due in the first two quarters of 2006. Interest on amounts outstanding under the credit facility accrued at the applicable margin over LIBOR or KeyBank’s Prime Rate as determined by the credit agreement.

The terms of the original credit agreement required the Company to provide certain customary covenants for a credit agreement, including certain financial covenants. These financial covenants are computed as defined by the terms of the agreement. These financial covenants include a maximum senior leverage ratio of 1.5 to 1.0, a maximum total leverage ratio of 3.0 to 1.0, a minimum liquidity ratio of 1.35 to 1.0, and a minimum fixed charge coverage ratio of 1.25 to 1.0. As of September 30, 2006, the Company was in compliance with all covenants under this agreement.

On October 2, 2006, the Company entered into a new credit agreement with Key Bank to provide an $85 million senior credit facility, which replaced the Company’s existing $15 million senior credit facility. The facility has a 5 year term with principal due in 2011 and interest payable on a monthly basis, and the facility can be expanded to a $125 million credit facility to fund acquisitions. The capability to expand the facility to $125 million is through December 31, 2006. The facility is collateralized by the assets of the Company. The Company has used the facility to fund its acquisition of Madison Research Corporation (MRC) and intends to use the facility for general corporate purposes and to fund future acquisitions. As of November 1, 2006, the Company has $63 million drawn principally to fund the MRC acquisition and to extinguish the balance outstanding on the original facility.

The terms of the new credit agreement require the Company to provide certain customary covenants for a credit agreement, including certain financial covenants. These financial covenants are computed as defined by the terms of the agreement. These financial covenants include a maximum senior net debt leverage ratio of 4.0 to 1.0,  a minimum liquidity ratio of 1.35 to 1.0, and a minimum fixed charge coverage ratio of 1.10 to 1.0.

(9)          Segment Information

The Company organized its business along service lines to include three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. Revenues and operating income generated by the Company’s reporting segments for the three and nine months ended September 30, 2005 and September 30, 2006 are as follows (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
Wireless Network Services	$57.0	$47.4	$168.3	$150.4
Enterprise Network Services	16.1	16.8	49.5	42.9
Government Network Services	21.4	20.1	62.7	61.1
Total revenues	$94.5	$84.3	$280.5	$254.4
Operating income (loss):
Wireless Network Services	$(0.3)	$(2.4)	$3.3	$(5.3)
Enterprise Network Services	3.7	(0.1)	4.8	(2.5)
Government Network Services	2.1	1.7	6.0	5.6
Total operating income (loss)	$5.5	$(0.8)	$14.1	$(2.2)

Revenues derived by geographic region are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
U.S.	$86.7	$78.0	$251.5	$233.9
Latin America	1.6	1.8	7.2	7.5
EMEA	6.2	4.5	21.8	13.0
Total revenues	$94.5	$84.3	$280.5	$254.4

The Company had sales to one customer totaling $19.9 million (23.6%) and $73.6 million (28.9%) of the Company’s total revenues for the three and nine months ended September 30, 2006, respectively. Sales to this customer were $27.5 million (29.1%) and $72.5 million (25.8%) of the Company’s total revenues for the three months and nine months ended September 30, 2005, respectively. The Company had sales to another customer totaling $8.7 million (10.3%) and $18.1 million (7.1%) of the Company’s total revenues for the three and nine months ended September 30, 2006, respectively. Sales to this customer were $4.6 million (4.9%) and $9.4 million (3.4%) of the Company’s total revenues for the three months and nine months ended September 30, 2005, respectively. Revenues for both customers are recorded in the Wireless Network Services operating unit.

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

Through September 30, 2006, the Company has received notices from the holders to convert an aggregate number of 80,000 shares of Series B Convertible Preferred Stock into an aggregate 8,000,000 shares of the Company’s Common Stock. On December 31, 2005 and September 30, 2006, the total liquidated preference equaled $12.7 million and $5.0 million, respectively.

In 2003, in connection with the Company’s acquisition of a company in its Enterprise Network Services business, the Company assumed certain facility lease obligations relating to facilities that were owned by the previous shareholders. The lease expense, which approximates $0.2 million and $0.2 million for the nine months ended September 30, 2005 and 2006, respectively, is reflected in the statement of operations.

On February 17, 2006, the Company entered into a definitive agreement to divest all of its operations in Mexico for total approximate cash consideration of $18.0 million subject to adjustments for the closing net asset calculations, with $1.5 million payable in cash on signing of the Equity Purchase Agreement and $16.5 million by means of a secured promissory note payable in installments through December 2006, which approximates the net book value of the operations. The purchaser, Sakoki LLC, is a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with the Company, he was a co-founder of the Company, having served as Chief Executive Officer from inception in 1994 through September 2000 and as a director from inception through April 2002. In addition, Massih Tayebi owns or controls approximately 11% of the total voting power of the Company’s capital stock. He is also the brother of Masood Tayebi, the Company’s current Chairman of the Board of Directors. Masood Tayebi has no personal financial interest in the transaction and will have no role with the entity that has purchased the Mexico Operations. The transaction was approved by the disinterested members of the Company’s Board of Directors after consideration of other expressions of interest and an independent valuation analysis.

The final closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $18.9 million consideration, $1.5 million which was paid on February 17, 2006, with the remaining $17.4 million payable by means of the promissory note in installments through December 31, 2006 with an interest rate of 7.5% per annum. On June 26, 2006, the Company entered into an Addendum with the buyer to finalize the closing net asset calculations, pursuant to which the parties agreed that the resulting total purchase price was $18.9 million. The Addendum also provided for a conditional waiver that permits the purchaser to make the payment due on August 17, 2006 by September 30, 2006, and for the installments due on November 17, 2006 and December 31, 2006 to be made on or before December 29, 2006. Failure to make the payments on such later dates will result in a restoration of the original terms of the note. The first scheduled note payment of $3.3 million was received from the buyer on May 19, 2006, and the second scheduled note payment of $5.5 million was received in installments of $5.2 million on September 29, 2006 and $0.3 million on October 10, 2006. The remaining note receivable balance of $9.6 million which includes accrued interest through September 30, 2006, and includes the $0.3 million payment received on October 10, 2006 is reflected on the Company’s Consolidated Balance Sheet as of September 30, 2006. The unpaid principal will continue to accrue interest at the rate of  7.5% per annum.

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

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would result in, among other things, (a) the dismissal with prejudice of all claims in the IPO Cases against the Issuers and their officers and directors and (b) a guarantee from the insurers of the Issuers to the plaintiffs that, if the plaintiffs recover less than $1 billion from the Underwriters in the IPO Cases, the insurers would pay the difference between the actual recovery and $1 billion. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which was published and mailed beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court held a Final Settlement Fairness Hearing on the settlement on April 24, 2006. The final ruling is expected in the fourth quarter of 2006. The Company does not expect the settlement to have a material impact on its operations or cash flow. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint. After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant. Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company’s common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the court granted the Defendants’ motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. Plaintiffs’ opposition was filed on July 12, 2006, and Defendants’ reply was filed on August 2, 2006. The motion and responsive briefs were taken under submission by the court in August 2006, and the judge has not made a decision on the motion. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants’ motions have been withdrawn without prejudice. The parties have agreed that Defendants may refile their motions to dismiss, and to stay this action, after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction. This discovery was completed on June 14, 2006. Defendants’ motion to dismiss the complaint against the non-California resident defendants was filed on July 14, 2006. In October 2006, with the personal jurisdiction motion body briefed by both sides, the court took the motion under submission. After the court rules on this jurisdictional motion, the parties will stipulate to a briefing schedule for the remaining motions to dismiss or to stay the action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action and In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits and on October 27, 2006 , the court continued the stay pending the decisions on the federal derivative lawsuit. The parties will appear before the judge in April 2007 to apprise the court of the status of the federal action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company’s belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In January 2005 a former independent contractor of the Company filed a lawsuit in Brazil against the Company’s subsidiary, WFI do Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI do Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.3 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.3 million as of September 30, 2006 related to this matter. The Company intends to pursue the appeal of this award and is unable to determine the ultimate outcome of this matter.

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

Certain of the information set forth herein, including costs and expenses that exclude the impact of stock compensation expense in 2006, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of stock compensation expense that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by WFI may not be comparable to similarly titled amounts reported by other companies.

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

The final closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $18.9 million consideration, $1.5 million which was paid on February 17, 2006, with the remaining $17.4 million payable by means of the promissory note in installments through December 31, 2006 with an interest rate of 7.5% per annum. On June 26, 2006, the Company entered into an Addendum with the buyer to finalize the closing net asset calculations, pursuant to which the parties agreed that the resulting total purchase price was $18.9 million. The Addendum also provided for a conditional waiver that permits the purchaser to make the payment due on August 17, 2006 by September 30, 2006, and for the installments due on November 17, 2006 and December 31, 2006 to be made on or before December 29, 2006. Failure to make the payments on such later dates will result in a restoration of the original terms of the note. The first scheduled note payment of $3.3 million was received from the buyer on May 19, 2006, and the second scheduled note payment of $5.5 million was received in installments of $5.2 million on September 29, 2006 and $0.3 million on October 10, 2006. The remaining note receivable balance of $9.6 million which includes accrued interest through September 30, 2006, and includes the $0.3 million payment received on October 10, 2006. The unpaid principal will continue to accrue interest at the rate of 7.5% per annum.

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

We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer’s country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project. We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks. Total retainages included in accounts receivable were $0.8 million at September 30, 2006.

Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance:

•       We believe there remain opportunities for us to grow our domestic Wireless Network Services business in Land Mobile Radio (LMR), IP Fixed and Core Networks and in-building networks. We also see opportunities in spectrum clearing and frequency realignment activities related to the Federal Communication Commission’s recent action on the reallocation of licenses in the 800 megahertz frequencies. We believe that we may continue to experience pressure on our operating margins in our Wireless Network Services legacy Radio Frequency (RF) engineering business as a result of aggressive pricing by our competitors. Within the WNS business, we are continuing our efforts to reduce the amount of high risk, turn key, firm fixed price contracting that we do in higher risk markets by being extremely selective with these projects, while focusing on lower risk market areas and modular work.

•       We believe that our Government Network Services segment will build and expand our customer relationships within the U.S. Departments of Defense and Homeland Security by taking advantage of the significant opportunities for companies with substantial expertise in wireless technology. We believe we will experience continued growth in revenues and operating income from this operating segment. On October 2, 2006, we acquired Huntsville, Alabama-based Madison Research Corporation (“MRC”) as part of our GNS business. MRC offers a broad range of technical, engineering and IT solutions, and has developed core competencies in weapons system lifecycle support, integrated logistics, test and evaluation, commercial-off-the-shelf software and hardware selection and implementation, software development and systems lifecycle maintenance. The results of operations of MRC will be consolidated beginning from the closing date of October 2, 2006.

•       We also believe that despite project delays and set backs in the first quarter and second quarter of this year that our Enterprise Network Services segment will grow. We continue to be optimistic about the opportunity to integrate wireless technology into municipality and enterprise networks, especially physical and electronic security systems, and voice and data networks.

•       As of September 30, 2006, we have estimated our annual effective tax rate to be a negative 31% for the year ending December 31, 2006. The rate differs from the federal and state statutory rates primarily because of substantial losses of over $3.2 million for the nine months ended September 30, 2006 incurred in our foreign operations for which we are not able to record any tax benefit. In addition, our effective tax rate is impacted by nondeductible permanent tax items, tax reserves, and a reduction to our valuation allowance for originating deductible differences. The provision recorded for the quarter of negative 63% is greater than our estimated annual effective tax rate because of discrete tax expense items relating to tax reserves and no tax benefit for losses in our international operations. To the extent our projections may change, which may impact our judgement regarding the realizability of our deferred tax assets and required valuation allowance, our annual effective tax rate for 2006 could change in future periods.

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

Revenue recognition.   We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed-price contracts accounted for approximately 63.6% and 63.7% of our revenues for the three and nine months ended September 30, 2006, respectively. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that we will not incur a loss on the project, we may record revenue equal to cost incurred, at zero margin. In the event that our cost incurred to date may be in excess of our funded contract value, we may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, we will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based substantially on a projected discounted future cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model combined with other readily available and other relevant information. Net intangible assets, long-lived assets (including investments in unconsolidated affiliates), and goodwill was $144.2 million as of September 30, 2006.

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

Accounting for income taxes and tax contingencies.   As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheet. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered and, therefore realized from future taxable income and to the extent we believe that recovery is not more likely than not, a valuation allowance is established to mitigate such risk resulting in an additional related provision for income taxes during the period. If we are required to further increase the valuation allowance in the future, it could have an adverse impact on our results of operations.

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

We have a valuation allowance at September 30, 2006, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carryforward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire. The assessed adequacy of valuation allowance is based on our current estimates of adjusted taxable income by each tax jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adversely adjust these estimates in future periods, our financial position and results of operations could be materially impacted. Management believes the valuation allowance recorded at September 30, 2006 is properly stated.

The 2006 effective tax rate for annual and interim reporting periods could be impacted if certain tax items that are reserved for at September 30, 2006 are resolved at an amount which differs from our estimate. Finally, during 2006, if we are impacted by a change in the valuation allowance as of September 30, 2006 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2006, such effect will be recognized in the interim period in which the change occurs.

Accrual for partial self-insurance.   We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. As of September 30, 2006, the accrual for our partial self-insurance programs approximated $2.1 million. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation limits per claim are $150,000 and $250,000, respectively.

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

Comparison of Results for the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2006

Revenues.   Revenues decreased $10.2 million from $94.5 million for the three months ended September 30, 2005 to $84.3 million for the three months ended September 30, 2006. The $10.2 million decrease was attributable to a decrease in domestic revenues of $8.7 million and a decrease in international revenues of $1.5 million.

Our domestic revenue decline is primarily attributed to a decline of $8.1 million in our Wireless Network Services segment, primarily as a result of schedule delays resulting in part from our customer’s delays of expenditures which was attributed to the capital requirements to support bids in anticipation of capital funding required for the AWS auction in September 2006, the impact of the merger of one of our carrier customers in 2005, as well as pricing pressures experienced in our legacy RF business in both the U.S. and Europe. The reduction in our domestic revenues was also impacted by a decline of $1.3 million in our Government Network Services business resulting from program delays and program reductions from two of our DOD customers offset partially by an increase of $0.7 million in our Enterprise Network Services segment.

Aggregate international revenues decreased by $1.5 million from the prior year period, primarily due to the completion of a significant project in EMEA in 2005, as well as due to the impact of increased pricing pressures in the same international market.

Revenues by operating segment for the three months ended September 30, 2005 and 2006 are as follows (in millions):

	2005	2006	$ change	% change
Wireless network services	$57.0	$47.4	$(9.6)	(16.8)%
Enterprise network services	16.1	16.8	0.7	4.3%
Government network services	21.4	20.1	(1.3)	(6.1)%
Total revenues	$94.5	$84.3	$(10.2)	(10.8)%

Revenues generated by geographic segment for the quarters ended September 30, 2005 and 2006 are as follows (in millions):

	2005	2006	$ change	% change
United States	$86.7	$78.0	$(8.7)	(10.0)%
EMEA	6.2	4.5	(1.7)	(27.4)%
Latin America	1.6	1.8	0.8	12.5%
Total revenues	$94.5	$84.3	$(10.2)	(10.8)%

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

Cost of Revenues.   Cost of revenues decreased from $74.3 million for the three months ended September 30, 2005 to $69.0 million for the three months ended September 30, 2006 primarily as a result of the reduction in revenues. The decrease in cost of revenues includes an increase of $0.2 million of stock-based compensation in the third quarter of 2006 as a result of the adoption of SFAS 123R. There was no stock-based compensation expense recorded in 2005. Gross margin during the three months ended September 30, 2006 decreased from 21.4% in the third quarter of 2005 to 18.2%. The decrease in gross margin primarily resulted from the impact of competitive pricing pressures that we are experiencing in our legacy Radio Frequency engineering business in the U.S. and our EMEA business. In addition, gross margins have been negatively impacted by a large national deployment program under which the customer is issuing purchase orders for each separate phase of the project, rather than for the entire project, resulting in our recording zero profit margin or below the anticipated projected margin at completion on the projects. We will not record the anticipated profit margin on the project until we receive the requisite purchase orders from the customer.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased from $17.2 million in the three months ended September 30, 2005 to $16.1 million in the three months ended September 30, 2006. Included in the third quarter 2006 SG&A is $0.5 million stock-based compensation expense resulting from our adoption of SFAS No. 123R. There was no stock-based compensation expense recorded in 2005. Excluding the effect of the stock compensation expense in 2006, SG&A decreased from $17.2 million in the third quarter of 2005 to $15.6 million in the same period for

2006. The reduction year over year is primarily a result of the reduced revenue volume discussed previously as well as the impact of cost reduction measures we have taken in 2006.

Contigent Acquisition Consideration.   Included in the third quarter 2005 operating results is a credit of $2.5 million resulting from the reduction of estimated earn-out consideration related to our acquisitions of certain of the ENS companies in 2003.

Other Income (Expense), Net.   For the three months ended September 30, 2005, net other expense was $0.1 million as compared to net other income of $0.1 for the three months ended September 30, 2006. The change is primarily attributable to the interest income recorded in the three months ended September 30, 2006 on the Note Receivable relating to the sale of our Mexican subsidiary partially offset by interest expense for the borrowings on the Line of Credit.

Provision for Income Taxes.   Our effective income tax rate for the three months ended September 30, 2005 was a provision of 13% compared to a provision of negative 63% for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2006 is negative due to the fact that the Company has recorded a net loss from operations before taxes, attributable solely to its foreign operations, for which no tax benefit has been realized on the financial statements. For US purposes, the Company has recognized income and recorded a tax expense.

Income from Discontinued Operations.   Income from discontinued operations decreased from income of $0.5 million for the three months ended September 30, 2005 to income of $0.2 million for the three months ended September 30, 2006. The decrease of $0.3 million resulted from the wind-down of operations in the Latin American operations at the end of 2005 and the sale of the Mexico operation effective on February 17, 2006.

Comparison of Results for the Nine months Ended September 30, 2005 to the Nine months Ended September 30, 2006

Revenues.   Revenues decreased 9.3% from $280.5 million for the nine months ended September 30, 2005 to $254.4 million for the nine months ended September 30, 2006. The $26.1 million decrease was attributable to reduced domestic revenues of $17.6 million as a result of a carrier customer performing work internally rather than outsourcing this work after its merger with another carrier and a decrease in international revenues of $8.5 million primarily attributable to a reduction in revenue in EMEA as a result of the completion of a large contract in 2005 and due to continued competitive pricing pressures. Total revenue decreased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 by $17.9 million in our Wireless Network Services segment, by $6.6 million in our Enterprise Network Services segment and by $1.6 million in our Government Network Services segment. Revenues in our Wireless Network Services segment were impacted by customer delays of expenditures which were attributed to the capital requirements to support bids for the AWS auction in September 2006, a reduction in outsourced services after the merger of one of our customers with another carrier as well as due to pricing pressures experienced in our legacy RF business in both the U.S. and Europe.

Revenues by operating segment for the nine months ended September 30, 2005 and 2006 are as follows (in millions):

	2005	2006	$ change	% change
Wireless network services	$168.3	$150.4	$(17.9)	(10.6)%
Enterprise network services	49.5	42.9	(6.6)	(13.3)%
Government network services	62.7	61.1	(1.6)	(2.6)%
Total revenues	$280.5	$254.4	$(26.1)	(9.3)%

Revenues generated by geographic segment for the nine months ended September 30, 2005 and 2006 are as follows (in millions):

	2005	2006	$ change	% change
United States	$251.5	$233.9	$(17.6)	(7.0)%
EMEA	21.8	13.0	(8.8)	(40.4)%
Latin America	7.2	7.5	0.3	4.2%
Total revenues	$280.5	$254.4	$(26.1)	(9.3)%

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

Cost of Revenues.   Cost of revenues decreased 4% from $217.7 million for the nine months ended September 30, 2005 to $209.3 million for the nine months ended September 30, 2006 primarily due to the corresponding aforementioned decrease in total revenues. Gross margin decreased from 22.4% of total revenues for the nine months ended September 30, 2005 to 17.8% for the same period in 2006. The decrease in gross margin primarily resulted from the impact of competitive pricing pressures that we are experiencing in our legacy Radio Frequency engineering business in the U.S. and our EMEA business. In addition, gross margins have been negatively impacted by a large national deployment program under which one customer is issuing purchase orders for each phase of the project rather than for the entire project, resulting in recording at zero profit margin or below the anticipated project margin at completion. We will not record the anticipated project full profit margin until we receive the requisite purchase orders from the customer. Gross margin was also negatively impacted by cost overruns and execution issues that we encountered in the first quarter of 2006. In addition, included in cost of revenues for the nine months ended September 30, 2006 is approximately $0.9 million of stock compensation expense resulting from our adoption of SFAS No. 123R in January 2006. Excluding the impact of the stock compensation expense in 2006, gross margin decreased from 22.4% in the first nine months of 2005 to 18.1% in the same period for 2006.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased 7.8% from $51.2 million for the nine months ended September 30, 2005 to $47.2 million for the nine months ended September 30, 2006. The decrease in dollars incurred is a result of cost reduction measures that we have taken in 2006, as well as a reduction in professional fees related to first year compliance with the Sarbanes Oxley Act, offset partially by an increase of $1.5 million of stock compensation expense as a result of our adoption of SFAS 123R. As a percentage of revenues, selling, general and administrative expenses costs increased slightly at 18.3% in the first nine months of 2005 compared to 18.6% in the same period in 2006. Excluding the stock compensation expense of $1.5 million in 2006 and $0.1 million in 2005, selling, general and administrative costs as a percentage of revenues decreased slightly at 18.0% in the first nine months of 2006 compared to 18.2% for the first nine months of 2005.

Contingent Acquisition Consideration.   Included in the nine months ended September 30, 2005 operating results is a credit of $2.5 million resulting from the reduction of earn-out consideration related to our acquisitions of certain of the ENS companies in 2003. Included in the results for the nine months ended September 30, 2006 is a $0.1 million contingent consideration resulting from an increase in the earn-out consideration for these same acquired companies.

Other Income (Expense), Net.   For the nine months ended September 30, 2005, net other expense was $0.3 million compared to net other income of $0.3 million for the nine months ended September 30, 2006. The change is primarily attributable to the interest income recorded in the nine months ended September 30, 2006 on the Note Receivable relating to the sale of our Mexican subsidiary partially offset by interest expense for the borrowings on the Line of Credit.

Provision for Income Taxes.   Our effective income tax rate for the nine months ended September 30, 2005 was a 28% provision rate compared to a negative 31% provision rate for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2006 is negative due to the fact that the Company has recorded a net loss from operations before taxes, attributable solely to its foreign operations, for which no tax benefit has been realized on the financial statements. For US purposes, the Company has recognized income and recorded a tax expense.

Income from Discontinued Operations.   Income from discontinued operations decreased from income of $2.2 million for the nine months ended September 30, 2005 to income of $0.2 million for the nine months ended September 30, 2006. The decrease of $2.0 million resulted from the wind-down of operations in Latin America at the end of 2005 and the sale of the Mexico operations effective on February 17, 2006.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents and short-term investments, cash from operations and other external sources of funds. As of September 30, 2006, we had cash and cash equivalents totaling $12.9 million.

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

Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations was $16.0 million for the nine months ended September 30, 2005 whereas cash used in operations was $3.3 million for the nine months ended September 30, 2006. The change between periods is primarily due to the increase in the days to collect our trade receivables. The days sales outstanding increased from 107 days at September 30, 2005 to 116 days at September 30, 2006. The increase in days sales outstanding is a result of the timing of achieving production milestones on our large fixed-price deployment projects, for which we have not met the contractual milestones and are therefore unable to invoice our customers.

Cash used in investing activities from continuing operations was $47.5 million and $5.6 million for the nine months ended September 30, 2005 and 2006, respectively. During the nine months ended September 30, 2006, investing activities represented capital expenditures of $6.5 million, cash paid of $8.4 million for contingent consideration related to prior acquisitions, offset by cash received on the sale of discontinued operations of $9.3 million. During the nine months ended September 30, 2005, investing activities represented cash paid of $33.4 million, net of cash received for the acquisition of TLA, capital expenditures of $5.7 million; cash paid of $16.0 million for contingent consideration related to prior acquisitions, and cash received on the sale of short term investments of $7.6 million. See Note 6 to our unaudited consolidated financial statements for further discussion of our acquisitions.

Cash provided by financing activities from continuing operations was $8.3 million for the nine months ended September 30, 2006. The positive cash flow from financing for this period consisted primarily of proceeds from the issuance of common stock totaling $0.5 million associated with exercises of employee stock options and net borrowings on the line of credit totaling $8.0 million offset partially by repayment of capital lease obligations of $0.2 million. Cash provided by financing activities from continuing operations was $3.2 million for the nine months ended September 30, 2005. The positive cash flow from financing activities for this period consisted primarily of proceeds from the issuance of common stock totaling $3.5 million associated with exercises of employee stock options and purchases under our Employee Stock Purchase Plan, offset partially by the repayment of capital lease obligations of $0.3 million.

Cash used in discontinued operations was $0.7 million for the nine months ended September 30, 2006. Cash used in discontinued operations was $8.8 million for the nine months ended September 30, 2005 and included cash used in operations of $8.0 million and cash used in investing activities of $0.8 million.

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

Contractual Obligations and Commitments

On March 16, 2005, we entered into a credit agreement with KeyBank National Association (“KeyBank”) to provide a $15.0 million senior credit facility. KeyBank is designated as the sole arranger and sole book manager. The facility had a three-year term and could have been expanded to a $60.0 million facility. The Company intended to use the facility for general corporate purposes and to fund acquisitions. As of September 30, 2006, we had drawn $8.0 million on the facility and had a cash balance of $12.9 million.

On October 2, 2006 the Company acquired Madison Research Technology Corporation (MRC), a privately-held technical solutions and services company focused on advanced telecommunications programs, software and IT solutions, product solutions and space programs. The purchase price was approximately $69 million, subject to certain post-closing adjustments. The Company paid $62.1 million at closing, with the working capital adjustment due in December 2006 and the remaining $6.9 million was held back to secure the Company’s indemnity rights and will be released, subject to indemnity rights, in installments following 6, 12, and 18 months from the date of close. The Company entered into a new credit facility with KeyBank National Association (“KeyBank”) to fund the acquisition with a new $85 million credit facility, which replaced the Company’s existing credit facility of $15 million. The results of operations of MRC will be included in the Company’s consolidated statement of operations for the period from the acquisition date of October 2, 2006 in the fourth quarter of 2006. As of November 2, 2006, we had drawn $63 million and had a cash balance of approximately $9.9 million. The amounts drawn on the credit facility primarily relate to amounts paid for the MRC acquisition on October 2, 2006.

Other than our normal recurring trade payables, expense accruals, operating and capital leases and working capital adjustments and purchase holdbacks related to our acquisition of MRC which are currently expected to be funded through existing working capital and future cash flows from operations, we have no other material commitments. Aside from these recurring operating expenses, future capital expenditures and overall expansion including potential future acquisitions, our future capital needs will depend upon many factors, including the timing of payments under existing contracts and technology requirements within the wireless telecommunications industry. Other future cash requirements may include the payment of certain tax contingencies and potential future acquisitions. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditure may be required as deemed necessary, in order to stay competitive and effectively service our customers.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Guidance re: the Use of a Cumulative Effect Adjustment to Correct Immaterial Misstatements” (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for the Company for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 will be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year, with the offsetting balance to retained earnings. The Company is in the process of determining the impact, if any, the adoption of SAB 108 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its financial statements.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies primarily in our Brazilian and European foreign subsidiaries. We are exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our Brazil and European foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and certain intercompany payables that are not denominated in their local functional currencies. As of September 30, 2006, our Brazilian and European subsidiaries were in average net liability positions (i.e., monetary liabilities were greater than monetary assets subject to foreign currency risk) of approximately $16.9 million and $10.7 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change in the exchange rates from the net liability positions at September 30, 2006 were approximately $1.7 million and $1.1 million for the Brazil and European subsidiaries, respectively. In the event that the functional currency of our operations in China does not continue to be based on the U.S. dollar, we may be exposed to foreign currency fluctuations due to the activities of our corporate resource center in China.

In addition, we estimate that an immediate 10% change in foreign exchange rates would impact reported net income by approximately $0.1 million for the quarter ended September 30, 2006. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Cash and cash equivalents as of September 30, 2006 were $12.9 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had an immaterial effect on net income for the three and nine months ended September 30, 2006. We currently do not utilize any derivative financial instruments to hedge interest rate risks.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we determined that, as of December 31, 2005, there were two material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective as of that date. As described below, we are still in the process of remediating one of the two material weaknesses. Consequently, based on the evaluation described above, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective.

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

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

Add all changes from previous legal sections

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

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would result in, among other things, (a) the dismissal with prejudice of all claims in the IPO Cases against the Issuers and their officers and directors and (b) a guarantee from the insurers of the Issuers to the plaintiffs that, if the plaintiffs recover less than $1 billion from the Underwriters in the IPO Cases, the insurers would pay the difference between the actual recovery and $1 billion. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which was published and mailed beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court held a Final Settlement Fairness Hearing on the settlement on April 24, 2006. The final ruling is expected in the fourth quarter of 2006. The Company does not expect the settlement to have a material impact on its operations or cash flow. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

In August 2004, as a result of the Company’s announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (“Defendants”) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company’s common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company’s business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. The plaintiffs filed their consolidated complaint in January 2005 and did not name the Company a defendant in that complaint. After the individual defendants filed their motion to dismiss, the plaintiffs requested leave to amend their complaint to add the Company as a defendant. Plaintiffs filed the First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company’s common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the court granted the Defendants’ motion. However, the plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. Plaintiffs’ opposition was filed on July 12, 2006, and Defendants’ reply was filed on August 2, 2006. The motion and responsive briefs were taken under submission by the court in August 2006, and the judge has not made a decision on the motion. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Two derivative lawsuits have been filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions have been consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act Section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendant’s motions have been withdrawn without prejudice. The parties have agreed that Defendants may refile their motions to dismiss, and to stay this action, after limited discovery is completed regarding the motion to dismiss the action against certain individual defendants based on lack of personal jurisdiction. This discovery was completed on June 14, 2006. Defendants’ motion to dismiss the complaint against the non-California resident defendants was filed on July 14, 2006. In October 2006, with the personal jurisdiction motion body briefed by both sides, the court took the motion under submission. After the court rules on this jurisdictional motion, the parties will stipulate to a briefing schedule for the remaining motions to dismiss or to stay the action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company’s current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California’s insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action in In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits and on October 27, 2006, the court continued the stay pending the decisions on the federal derivative lawsuit. The parties will appear before the judge in April 2007 to apprise the court of the status of the federal action. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In January 2005 a former independent contractor of the Company filed a lawsuit in Brazil against the Company’s subsidiary, WFI do Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI do Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.3 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.3 million as of September 30, 2006 related to this matter. The Company intends to pursue the appeal of this award and is unable to determine the ultimate outcome of this matter.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the nine months ended September 30, 2006, two customers comprised approximately 36% of our revenues, and our five largest customers accounted for approximately 53% of our total revenues. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Recent business acquisitions and potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We have completed several acquisitions of complementary businesses in recent years, and we continually evaluate opportunities to acquire new businesses as part of our ongoing strategy. On October 2, 2006, we acquired Madison Research Corporation (MRC) as an expansion of our Government Network Services segment, and we cannot assure you that we will obtain the anticipated benefits of this acquisition. Further, our integration of historic and future acquisitions, including MRC, will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time. Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. We may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly. In February 2004, we filed an acquisition shelf registration statement on Form S-4 that, subject to the rules and regulations of the Securities and Exchange Commission, will enable us to issue shares of our newly issued common stock in one or more acquisition transactions for proceeds in an aggregate amount of up to $200 million. In addition, our $15 million senior credit facility with KeyBank National Association was replaced with an $85 million senior credit facility with KeyBank National Association on October 2, 2006.

The consolidation of equipment vendors or carriers could adversely impact our business.

Recently, the wireless telecommunications industry has been characterized by significant consolidation activity including Cingular’s acquisition of AT&T Wireless, both of whom are significant customers of ours, the merger between Alltel and Western Wireless and the merger between Sprint and Nextel Communications. The consolidation of carriers has reduced the number of our current or potential customers and increase the bargaining power of our remaining customers, any or all of which may adversely impact our business. Most recently, we have seen this consolidation, which has effectively reduced the number of major U.S. wireless carriers by half, begin reaching into the vendor market, with the Alcatel-Lucent, and Nokia-Siemens announcements. This wireless industry consolidation presents a challenge for us, and if we do not effectively adapt to this changing business environment, our business will suffer.

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

As of September 30, 2006, approximately 138 or 8% of our employees in the United States were working under H-1B visas. H-1B visas are a special class of nonimmigrant working visas for qualified aliens working in specialty occupations, including, for example, radio frequency engineers. The H-1B program refers to a provision of the United States Immigration and Nationality Act that allows highly skilled foreigners to work in the United States for as long as six years. Current law limits the number of foreign workers who may be issued a visa or otherwise be provided H-1B status to 65,000 plus 20,000 additional numbers for the U.S. advanced degree exception through 2006.

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

We currently have international operations, including offices in Brazil, China, India, the United Kingdom, Sweden and Turkey. For the nine months ended September 30, 2006, international operations accounted for approximately 8% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

As part of the sales price of the Company’s subsidiaries in Mexico, we received a $17.4 million promissory note from the buyer of which the current balance is $9.6 million. Although the note is secured by a pledge of assets and a personal guaranty, the buyer could default on the note. If upon the execution of the pledges on the assets and the personal guaranty, there were insufficient funds for a full payment of the note, we would incur a loss on the transaction.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2005, we restated our previously issued financial statements for the quarters ended July 1, 2005 and September 30, 2005 to reflect the accounting impact of the cancellation of sites by one of our customers in Mexico in those periods. In addition, as described in Item 4 of this Report, we are still in the process of remediating one of the two material weaknesses identified in Item 9A of our annual report on Form 10-K for the year ended December 31, 2005 and as a result, management was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2006. We have implemented, and continue to implement, actions to address this weakness and to enhance the reliability and effectiveness of our internal controls and operations, however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weakness discussed in this Report.

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

As of September 30, 2006, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 34.7% of our outstanding common stock, after giving effect to the conversion of Series B Convertible Preferred Stock. In particular, our current Chairman, Masood K. Tayebi, beneficially owned approximately 9.1% of our outstanding common stock. 8.7% of our outstanding common stock is beneficially owned by certain of our other officers and directors and their affiliates. The remaining 16.9% is beneficially owned by other members of the Tayebi family. As a result, the executive officers, directors and their affiliates are able to collectively exercise significant influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inactions, our stock price may decline.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

We currently anticipate that our available capital resources, including our line of credit, and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms or we may expand the $85 million senior credit facility the Company entered into on October 2, 2006 to fund future acquisitions and for general corporate purposes. We also filed a universal shelf registration statement on Form S-3. Under this shelf registration statement, we may sell, in one or more public offerings, shares of newly issued common stock or preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. Such financing or offerings would likely dilute our stockholders’ equity ownership. In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

Item 6.                        Exhibits

(a).	Exhibits:
2.1	Stock Purchase Agreement by and among the Company, JMA Associates, Inc. d/b/a TLA Associates and the Stockholders of JMA Associates, Inc. dated as of January 27, 2005.(1)
2.2	Equity Purchase Agreement, dated February 17, 2006, by and between Sakoki LLC and the Company.(6)
2.3	Addendum and Waiver Related to the Equity Purchase Agreement, dated June 26, 2006, by and between Sakoki LLC and the Company.(7)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws in effect since November 5, 1999.(3)
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.(4)
3.4	Certificate of Designation of Series C Preferred Stock.(5)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	Specimen Stock Certificate.(1)
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.(5)
31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(7)          Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

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
Date: November 9, 2006