Form 10-Q
period 2007-03-31
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2007-10-05
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

(Registrant formerly known as: Wireless Facilities, Inc.)

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

As of September 14, 2007, 74,061,650 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
INDEX

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)
(Unaudited)

	December 31, 2006	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5.4	$8.0
Restricted cash	1.0	1.0
Accounts receivable, net	59.3	54.4
Income taxes receivable	1.8	2.0
Prepaid expenses	2.1	1.6
Other current assets	3.4	4.0
Current assets of discontinued operations	67.0	51.9
Total current assets	140.0	122.9
Property and equipment, net	6.1	6.2
Goodwill	129.9	130.2
Other intangibles, net	13.4	12.7
Deferred tax assets	6.5	6.5
Investments in unconsolidated affiliates	2.1	2.1
Other assets	2.0	2.8
Non current assets of discontinued operations	37.0	22.9
Total assets	$337.0	$306.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16.4	$11.9
Accrued expenses	5.0	9.0
Accrued compensation	6.4	7.7
Line of credit	51.0	51.0
Billings in excess of costs on completed contracts	4.0	3.0
Deferred tax liabilities	1.3	1.4
Accrual for contingent acquisition consideration	9.8	8.9
Accrual for unused office space	0.8	0.8
Capital lease obligations and other short-term debt	0.4	0.3
Current liabilities of discontinued operations	48.8	38.5
Total current liabilities	143.9	132.5
Accrual for unused office space, net of current portion	1.8	1.5
Other liabilities	2.9	4.0
Other long term liabilities of discontinued operations	1.3	1.3
Total liabilities	149.9	139.3
Commitments and contingencies (Notes 5, 6, 7, 9 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 10,000 shares outstanding at December 31, 2006 and March 31, 2007, (liquidation preference $5.0 million)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 73,883,950 shares issued and outstanding at December 31, 2006 and March 31, 2007	—	—
Additional paid-in capital	391.7	391.9
Accumulated deficit	(204.6)	(224.9)
Total stockholders’ equity	187.1	167.0
Total liabilities and stockholders’ equity	$337.0	$306.3

See accompanying notes to unaudited consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2007
Revenues	$32.9	$49.0
Cost of revenues	26.7	41.7
Gross profit	6.2	7.3
Selling, general and administrative expenses	7.9	9.1
Stock option investigation and related fees	—	1.5
Operating loss	(1.7)	(3.3)
Other income (expense), net:
Interest income, net	0.1	—
Other income, net	0.1	0.5
Total other income, net	0.2	0.5
Loss before income taxes	(1.5)	(2.8)
Provision (benefit) for income taxes	(0.8)	0.2
Loss from continuing operations	(0.7)	(3.0)
Loss from discontinued operations	(0.1)	(17.1)
Net loss	$(0.8)	$(20.1)
Basic loss per common share:
Loss from continuing operations	$(0.01)	$(0.04)
Loss from discontinued operations	(0.00)	(0.23)
Net loss	$(0.01)	$(0.27)
Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.04)
Loss from discontinued operations	(0.00)	(0.23)
Net loss	$(0.01)	$(0.27)
Weighted average common shares outstanding:
Basic	72.3	73.9
Diluted	72.3	73.9

See accompanying notes to unaudited consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended March 31,
	2006	2007
Operating activities:
Net loss	$(0.8)	$(20.1)
Less loss from discontinued operations	(0.1)	(17.1)
Loss from continuing operations	(0.7)	(3.0)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	1.1	1.2
Deferred income taxes	(0.5)	0.1
Asset impairment charges and net loss on disposition of fixed assets	—	0.1
Stock-based compensation	0.5	0.2
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(2.1)	4.9
Prepaid expenses	(0.2)	0.5
Other assets	(1.3)	(0.7)
Accounts payable	(1.5)	(4.5)
Accrued expenses	(3.4)	4.0
Accrued compensation	0.2	1.3
Accrued contingent acquisition consideration	0.1	0.1
Billings in excess of costs on completed contracts	0.2	(1.0)
Income tax payable	2.3	(0.5)
Other liabilities	(0.2)	(0.2)
Net cash provided by (used in) continuing operations	(5.5)	2.5
Investing activities:
Cash paid for contingent acquisition consideration	(7.3)	—
Cash paid for acquisition, net of cash required	—	(0.1)
Proceeds from the disposition of discontinued operations	1.5	2.9
Capital expenditures	(0.7)	(0.7)
Net cash provided by (used in) investing activities from continuing operations	(6.5)	2.1
Financing activities:
Borrowings under line of credit	7.0	4.0
Repayment under line of credit	—	(4.0)
Repayment of capital lease obligations	(0.1)	(0.1)
Net cash provided by (used in) financing activities from continuing operations	6.9	(0.1)
Net cash flows of continuing operations	(5.1)	4.5
Cash flows of discontinued operations
Operating cash flows	4.0	(1.2)
Investing cash flows	(1.0)	(0.7)
Financing cash flows	0.5	—
Effect of exchange rates on cash and cash equivalents	1.0	—
Net cash flows of discontinued operations	4.5	(1.9)
Net increase (decrease) in cash and cash equivalents	(0.6)	2.6
Cash and cash equivalents at beginning of period	7.7	5.4
Cash and cash equivalents at end of period	$7.1	$8.0
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	0.1	1.1

See accompanying notes to unaudited consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Organization and Summary of Significant Accounting Policies

(a)          Description of Business

Kratos Defense & Security Solutions, Inc. (“Kratos” or “the Company”) was initially incorporated in the state of New York on December 19, 1994 as Wireless Facilities, Inc. (“WFI”), commenced operations in March 1995 and was reincorporated in Delaware in 1998. Kratos historically conducted business in three segments: Wireless Network Services (“WNS”), Government Network Services (“WGS”) and Enterprise Network Services (“ENS”). Kratos was an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through WNS, the U.S. government through WGS, and enterprise customers through ENS.

In 2006 and 2007, the Company undertook a transformation strategy that culminated in the divestiture in 2007 of its wireless-related businesses and chose to aggressively pursue business with the federal government, primarily the U.S. Department of Defense, through strategic acquisition. See Note 6, Significant Transactions. The Company’s divestiture of its European wireless engineering services business which was discontinued and held for sale in December 2006 was completed in March 2007. In addition, the Company’s divestiture of its domestic wireless engineering services business was completed on June 4, 2007. Accordingly, the accompanying financial statements reflect the domestic wireless engineering services business divestiture as of June 4, 2007 and the results from operations through the date of divestiture is reflected as discontinued operations in the accompanying statements of operations. Similarly, the Company’s divestiture of its Wireless Network Deployment business, which was sold on July 24, 2007, is also reflected as a discontinued operation in the accompanying financial statements.

As a result of the divestment of the Company’s wireless related assets and businesses in 2007, the Company changed its corporate name to Kratos Defense & Security Solutions, Inc. on September 12, 2007. The name was changed to reflect the Company’s revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies and reflects the Company’s business going forward. All previous financial statements prior to September 12, 2007 were issued under the Company’s previous name, Wireless Facilities, Inc.

(b)          Basis of Presentation

The information as of March 31, 2007, and for the three months ended March 31, 2006 and 2007 is unaudited. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2006, filed on Form 10-K on September 11, 2007, under the WFI name, with the United States Securities and Exchange Commission (“SEC”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(c)           Principles of Consolidation

The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all inter-company transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the “Company.”

Investments in unconsolidated affiliates are accounted for using the cost method as the Company owns less than 20% and the Company has no significant influence over the affiliates.

(d)          Fiscal Year

The Company’s fiscal year end is on the last day of the year, December 31st. The interim fiscal periods are on the last day of the calendar month of each quarter.

(e)           Revenue Recognition

The Company provides services to customers under three primary types of contracts: fixed-price; time and materials; and cost reimbursable plus fixed fee. The Company realizes a portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses (for government contracts). While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract.

Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percentage of completion and profit margin must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates and the differences could be material.

Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company’s then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company’s estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the quarter ended March 31, 2007.

Under the terms of substantially all of the Company’s fixed price contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed

(i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2006 and March 31, 2007 were $23.4 million and $31.0 million, respectively. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of March 31, 2007, approximately $1.0 million of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. The Company records the fee as costs are incurred. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Under certain of the Company’s contractual arrangements, the Company may also recognize revenue for out-of-pocket expenses in accordance with EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

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

(f)             Inventory

Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market and are included in other current assets in the accompanying balance sheets. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 31, 2006 and March 31, 2007, the Company had $1.6 million and $2.0 million, respectively, of inventories which were reflected in Other Current Assets on the Consolidated Balance Sheet.

(g)           Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that we have used change in the future, such changes could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

(h)          Reclassifications

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

Note 2.   Recent Accounting Pronouncements

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

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial statements.

Note 3.   Stock-based Compensation

The Company had the following three stock option plans under which shares were available for grant at March 31, 2007: the 1999 Equity Incentive Plan (the “1999 Plan”), the 2000 Non-Statutory Stock Option Plan (the “2000 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”).

On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (the “RSU Agreement”) to govern the issuance of restricted stock units (“RSU”) to executive officers under the Company’s 2005 Plan. Each RSU represents the right to receive a share of common stock (a “Share”) on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under the RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant.

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted- Average Grant-Date Fair Value
	(Shares in Thousands)
Outstanding, beginning of year	—	$—
Grants	2,666	2.30
Payments	—	—
Cancellations/Forfeitures	—	—
Outstanding restricted stock units, March 31, 2007	2,666	$2.30

Effective January 2007, for various business reasons, the Company discontinued issuing stock option grants as a form of incentive compensation in lieu of other equity-based incentives. Prior to that time, the Company issued stock option grants as a form of incentive compensation.

The following table shows the amounts recognized in the financial statements for the three months ended March 31, 2006 and 2007 for share-based compensation expense related to employees (in millions, except per share data). The share-based compensation expense for the three months ended March 31, 2006 relates to stock option grants and the compensation expense for the three months ended March 31, 2007 primarily relates to the grant of restricted stock units. As of March 31, 2007, all restricted stock units were unvested. In addition, for the three months ended March 31, 2006 and 2007, there was no incremental tax benefit from stock options exercised in the period.

	Three months ended March 31,	Three months ended March 31,
	2006	2007
Cost of revenues	$0.1	$—
Selling, general and administrative	0.4	0.1
Total cost of employee share-based compensation included in loss from continuing operations before income tax	0.5	0.1
Benefit for income taxes	(0.2)	—
Amount increasing net loss from continuing operations	0.3	0.1
Amount increasing net loss from discontinued operations	0.3	0.0
Amount increasing net loss	$0.6	$0.1
Total impact on net loss per common share:
Basic	$(0.01)	(0.00)
Diluted	$(0.01)	(0.00)

The Company recorded $ 0.0 million and $ 0.1 million in share-based compensation expense during the three months ended March 31, 2006 and March 31, 2007, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense primarily relates to stock option awards granted in earlier periods.

Note 4.   Net Income (loss) Per Common Share

The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The Company adopted EITF No. 03-6 “Participating Securities and the Two-Class Method Under FASB Statement No. 128” on January 1, 2006. In accordance with EITF No. 03-6, the Company determined that its Series B Convertible Preferred Stock were participating securities and therefore were required to be included in the weighted average basic shares if dilutive. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income (loss) per share are presented below (in millions):

	For the Three Months Ended March 31
	2006	2007
Loss from continuing operations	$(0.7)	$(3.0)
Loss from discontinued operations	(0.1)	(17.1)
Net loss	$(0.8)	$(20.1)
Shares used in basic per share amounts:
Weighted average common shares outstanding	72.3	73.9
Shares used in diluted per share amounts:
Dilutive effect of stock options	—	—
Dilutive weighted average shares	72.3	73.9
Basic net loss per share from continuing operations	$(0.01)	$(0.04)
Basic net loss per share from discontinued operations	(0.00)	(0.23)
Basic net loss per share	$(0.01)	$(0.27)
Diluted net loss per share from continuing operations	$(0.01)	$(0.04)
Diluted net loss per share from discontinued operations	(0.00)	(0.23)
Diluted net loss per share	$(0.01)	$(0.27)
Anti-dilutive weighted average shares from assumed conversion of Series B Convertible Preferred Stock	2.5	1.0
Anti-dilutive weighted shares from stock options excluded from calculation	13.5	10.8
Average per share market value of common stock	$4.90	$2.11
Average outstanding stock option exercise price per share	$6.20	$6.21

Note 5.   Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $4.7 million. As a result of the implementation of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, with $0.2 million net decrease in valuation allowance, $0.1 million charged to retained earnings, and $0.4 million recorded to goodwill. In addition, the Company reduced its gross deferred tax assets by $10.8 million for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $15.1 million of tax benefits that, if recognized, would affect the effective tax rate. Note that of this amount, $10.8 million of tax benefit may also be impacted by an increase in the valuation allowance, depending upon the Company’s financial condition at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in provision for income taxes. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S., various state and foreign tax jurisdictions. The Company’s tax years for 2001 and forward are subject to examination by the U.S., foreign and state tax authorities due to the existence of net operating loss carryforwards.

During the first quarter of 2007, the Company’s liability for unrecognized tax benefits was reduced by $1.4 million to a balance of $3.3 million at March 31, 2007. The reduction was the result of the expiration of the statute of limitations for certain federal, foreign and state tax returns. The recognition of these tax benefits resulted in a credit to the tax provision for discontinued operations of $1.2 million and a reduction to goodwill for $0.2 million.

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, Management has determined that it is appropriate to maintain a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities which can be expected to reverse. Management will continue to evaluate the necessity to maintain a valuation allowance against its deferred tax asset.

As of March 31, 2007, the Company had a net deferred tax liability of $1.4 million. The deferred tax assets and liabilities were allocated between continuing operations and discontinued operations based upon the underlying asset or liability that produced the deferred taxes. The following table presents the deferred tax assets and liabilities of continuing operations and discontinued operations.

	March 31, 2007
Deferred taxes	Continuing Operations	Discontinued Operations	Total
Long term assets	$6.5	$2.8	$9.3
Short term liabilities	1.3	8.3	9.6
Long term liabilities	—	1.1	1.1
Total liabilities	1.3	9.4	10.7
Net, deferred tax assets (liabilities)	$5.2	$(6.6)	$(1.4)

Note 6.   Significant Transactions

(a)   Discontinued Operations—South American and Latin American Operations, EMEA Operations and WNS Operations

On December 28, 2006, the Board of Directors of the Company approved a plan to divest portions of the Company’s business where critical mass had not been achieved. This plan involved the divestiture of the Company’s EMEA operations and its remaining South American operations. We determined that these operations met the criteria to be classified as held for sale. Accordingly, we have reflected these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in our financial statements commencing as of and for the year ended December 31, 2006.

On March 9, 2007, the Company signed a Definitive Agreement with LCC International (LCCI) to sell the Company’s EMEA operations in a cash for stock transaction valued at $4 million. The transactions contemplated by the agreement were completed on March 9, 2007 resulting in a gain on disposition of approximately $3.3 million recorded in the first quarter of 2007.

On April 20, 2007, the Company entered into an Equity Purchase Agreement to sell all of the issued and outstanding equity of its interests of its wholly owned subsidiary WFI Brazil Techlogia en Telecomunicaciones LTDA, to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25 percent of net receivables collected subsequent to the closing date. The Company recorded an impairment charge of approximately $5.2 million as of December 31, 2006 to reduce the current carrying value of the Brazil operations to their estimated fair value based upon current indications of interest resulting in an approximate gain on disposition of $0.2 million due to lower than expected selling costs.

On May 29, 2007, the Company entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with LCC International, Inc. (“LCCI”) pursuant to which the Company agreed to sell to LCCI all of the assets used in the conduct of the operation of the Company’s Wireless Network Services business segment that provides engineering services to the non-government wireless communications industry in the United States on the terms set forth in the Acquisition Agreement, subject to the satisfaction of certain closing conditions. The Board of Directors of each of the Company and LCCI approved the Acquisition and the Acquisition Agreement.

The aggregate consideration paid by LCCI in connection with the Acquisition was $46 million subject to certain adjustments. Pursuant to the terms of the Acquisition Agreement, LCCI delivered a subordinated promissory note for the principal amount of $21.6 million (the “Subordinated Promissory Note”), subject to working capital adjustments, and paid $17 million in cash at the closing, and the Company has retained an estimated $7.4 million in net accounts receivable of the Business, subject to working capital adjustments. The transaction was completed on June 4, 2007.

On July 5, 2007, the Company announced that it had sold the $21.6 million Subordinated Promissory Note in a transaction arranged by KeyBanc Capital Markets (“KeyBanc”). The Company received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million, which includes a $0.75 million fee to KeyBanc, an affiliate of the Company’s lender. The note was acquired by a fund affiliated with Silver Point Capital, L.P. (“Silver Point’). The Company did not provide any guaranty for LCCI’s payment obligations. Certain post closing adjustments that, under the terms of the sale of the U.S. Wireless Engineering business were expected to be made to the principal amount of the Note, may instead be made by payments between the Company and LCCI, or between Silver Point and the Company, as applicable.

On August 10, 2007, in accordance with the terms of the Acquisition Agreement, the Company provided the closing balance sheet working capital calculation, which indicated a $2.6 million working capital adjustment is due to the Company as an increase to the balance of the Subordinated Promissory Note. LCCI had thirty days to review the calculation and notify the Company of any dispute. On September 11, 2007, the Company received a letter from LCCI challenging the Company’s notice and data supporting the calculations. The Company and LCCI are working to resolve the issues as soon as practicable.

On July 7, 2007, the Company entered into a definitive agreement with an affiliate of Platinum Equity to sell the Company’s Wireless Deployment business. Platinum is a Los Angeles based private equity firm whose portfolio includes service and distribution businesses in a number of market sectors. The total consideration for the acquisition is $24 million including $18 million in cash at closing, subject to post closing working capital adjustments, and an aggregate $6 million in a three-year earn-out arrangement through 2010. The deal includes a Transition Services Agreement for the transition of certain services for a period of six months. The assets sold to Platinum Equity include all of the Company’s Wireless Deployment business, and the Wireless Facilities name. The transaction closed on July 24, 2007.

The Company determined that the U.S. engineering and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007. Accordingly, the Company has reflected these operations as discontinued and assessed these assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company determined that the assets of the U.S. deployment operations were impaired and recorded an impairment charge of approximately $13.4 million in the first quarter of 2007. The fair value of the assets was determined by utilizing the sale price less costs to sell the business. We recorded a gain in discontinued operations from the sale of the U.S. engineering operations of $14.8 million in the second quarter of 2007.

The determination that the U.S. engineering business and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007 was also a triggering event under SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”) that resulted in an accelerated review of our goodwill and intangibles assets with indefinite lives. In accordance with SFAS 142, the Company allocated the goodwill for the WNS reporting unit based upon the fair value of the engineering business and the deployment business. The fair values used were based upon market information obtained as a result of the sale of the businesses. This resulted in an impairment of approximately $7.2 million related to goodwill for this reporting unit which was recorded in the first quarter of 2007.

In addition, in accordance with EITF 87-24,  Allocation of Interest to Discontinued Operations  (“EITF 87-24”), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the three months ended March 31, 2007 interest expense allocated to discontinued operations was approximately $1.1 million. During the three months ended March 31, 2006 no interest expense was allocated to discontinued operations as we entered into our current credit agreement on October 2, 2006.

The following table presents the revenue and net income (loss) before tax for the Latin American and South American operations (in millions):

	For the Three Months Ended March 31
	2006	2007
Revenue	$9.0	$1.7
Net loss before tax	$(0.0)	$(0.4)

The net income after tax of $0.7 million for the three months ended March 31, 2007 reported in discontinued operations included an income tax benefit of $1.2 million due to a reduction of a FIN 48 liability relating to uncertain tax positions in tax years for which the statute of limitations expired during the first quarter of 2007.

The following table presents the revenue and net income before tax for the EMEA operations (in millions):

	For the Three Months Ended March 31
	2006	2007
Revenue	$4.6	$3.1
Net income before tax	$0.1	$2.5

The net income after tax of $2.5 million for the three months ended March 31, 2007 included a $3.3 million gain from the sale of our EMEA operation to LCCI, which was completed in March 2007 and is reported in loss from discontinued operations.

The following table presents the revenue and net income (loss) before tax for the U.S. wireless engineering operations (in millions):

	For the Three Months Ended March 31
	2006	2007
Revenue	$17.9	$13.5
Net income (loss) before tax	$0.8	$(0.9)

The net loss after tax was $0.9 million for the three months ended March 31, 2007.

The following table presents the revenue and net loss before tax for the U.S. wireless deployment operations (in millions):

	For the Three Months Ended March 31
	2006	2007
Revenue	$25.4	$28.7
Net loss before tax	$(0.6)	$(19.4)

The net loss after tax of $19.4 million for the three months ended March 31, 2007 includes a total impairment of $20.6 million related to an impairment of $13.4 million for the net assets and $7.2 million related to an impairment of goodwill of the deployment operations which is reported in loss from discontinued operations.

Total tax expense for discontinued operations was $0.4 million for the three months ended March 31, 2006 and total tax benefit for discontinued operations was $1.1 million for the three months ended March 31, 2007.

Following is a summary of the assets and liabilities of discontinued operations as of December 31, 2006 and March 31, 2007 (in millions) for each of the operations:

	December 31, 2006
	Latin and South America	EMEA	Engineering	Deployment	Total
Cash	$1.6	$1.4	$—	$—	$3.0
Accounts receivable, net	3.5	3.7	15.0	41.5	63.7
Other current assets	1.6	0.8	0.3	2.2	4.9
Impairment allowance	(4.3)	(0.3)	—	—	(4.6)
Current assets of discontinued operations	$2.4	$5.6	$15.3	$43.7	$67.0
Property, plant and equipment	$0.4	$0.9	$2.0	$5.8	$9.1
Goodwill	—	—	18.3	7.2	25.5
Deferred tax assets	2.1	—	—	0.7	2.8
Impairment allowance	(0.4)	—	—	—	(0.4)
Non-current assets of discontinued operations	$2.1	$0.9	$20.3	$13.7	$37.0
Accounts payable	$0.4	$0.5	$1.0	$9.5	$11.4
Accrued expenses	2.2	2.5	6.1	11.3	22.1
Billings in excess of cost on completed contracts	0.2	0.1	1.0	2.4	3.7
Income taxes payable	2.6	0.3	—	—	2.9
Deferred tax liabilities	2.1	—	0.3	5.9	8.3
Other current liabilities	—	0.4	—	—	0.4
Current liabilities of discontinued operations	$7.5	$3.8	$8.4	$29.1	$48.8
Non-current liabilities of discontinued operations	$0.2	$—	$1.1	$—	$1.3

	March 31, 2007
	Latin and South America	EMEA	Engineering	Deployment	Total
Cash	$1.4	$0.1	$—	$—	$1.5
Accounts receivable, net	3.5	—	14.4	40.8	58.7
Other current assets	1.8	—	0.4	1.2	3.4
Impairment allowance	(4.3)	—	—	(7.4)	(11.7)
Current assets of discontinued operations	$2.4	$0.1	$14.8	$34.6	$51.9
Property, plant and equipment	—	—	1.8	6.1	7.9
Deferred tax assets	2.1	—	—	0.7	2.8
Goodwill	—	—	18.3	—	18.3
Impairment allowance	—	—	—	(6.1)	(6.1)
Non-current assets of discontinued operations	$2.1	$—	$20.1	$0.7	$22.9
Accounts payable	$0.5	$—	$1.3	$7.6	$9.4
Accrued expenses	2.2	—	5.1	8.6	15.9
Billings in excess of cost on completed contracts	0.2	—	0.6	1.5	2.3
Income taxes payable	1.9	0.2	—	—	2.1
Deferred tax liabilities	2.1	—	0.4	5.9	8.4
Other current liabilities	—	—	0.2	0.2	0.4
Current liabilities of discontinued operations	$6.9	$0.2	$7.6	$23.8	$38.5
Deferred tax liabilities	$—	$—	$1.1	$—	$1.1
Other Long term liabilities	0.2	0.0	—	—	0.2
Non-current liabilities of discontinued operations	$0.2	$0.0	$1.1	$—	$1.3

Note 7.   Acquisitions

The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the three months ended March 31, 2007, (in millions):

Government Network Services
Goodwill
Balance as of December 31, 2006	$129.9
MRC acquisition purchase price adjustment	0.1
FIN48 adjustment	0.2
Balance as of March 31, 2007	$130.2

	December 31, 2006			March 31, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Intangible Assets
Acquired finite-lived intangible assets
Customer relationships	$10.0	$(1.6)	$8.4	$10.0	$(1.9)	$8.1
Contracts and Backlog	7.5	(2.8)	4.7	7.5	(3.1)	4.4
Non-compete agreements	1.3	(1.1)	0.2	1.3	(1.2)	0.1
Trade names	0.4	(0.3)	0.1	0.4	(0.3)	0.1
Total	$19.2	$(5.8)	$13.4	$19.2	$(6.5)	$12.7

Consolidated amortization expense related to intangible assets subject to amortization was $0.4 million and $0.7 million for the quarters ended March 31, 2006 and 2007, respectively.

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

The purchase price was approximately $73.8 million, including a working capital adjustment of $4.6 million and transaction costs of $0.2 million, and is subject to certain post-closing adjustments. The Company paid $62.1 million at closing, the working capital adjustment of $4.6 million was paid in April 2007 and the remaining $6.9 million was held back to secure the Company’s indemnity rights and will be released, subject to indemnity rights, in installments following 6, 12, and 18 months from the date of close. In April 2007, $1.5 million of the holdback was released and paid to the former shareholders of MRC. The Company entered into a new $85 million credit facility with KeyBank National Association (“KeyBank”) to fund the acquisition, which replaced the Company’s previous credit facility of $15 million. Refer to Note 9 for further discussion. The results of operations of MRC have been included in the Company’s consolidated statement of operations for the period from the acquisition date of October 2, 2006 in the Company’s fourth quarter of 2006.

The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisition of MRC had occurred on January 1, 2006 and includes adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all unaudited amounts, except per share amounts are in millions):

Three Months
Ended
March 31, 2006
Pro forma revenue	$48.4
Pro forma net loss	$(1.6)
Basic Pro forma net loss per share	$(0.02)
Diluted Pro forma net loss per share	$(0.02)

Contingent Acquisition Consideration

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable. A summary of the contingent acquisition consideration as of December 31, 2006 and March 31, 2007 is summarized in the following table. The balance as of December 31, 2006 and March 31, 2007 is comprised of $9.8 million and $8.9 million, respectively, in the accrued contingent acquisition consideration and $1.8 million and $2.8 million, respectively, in other long term liabilities.

Summary of Contingent Acquisition Consideration

MRC
Balance as of December 31, 2006	$11.6
Interest payable accrual	0.1
Payments	—
Balance as of March 31, 2007	$11.7

Note 8.   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss).

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended March 31
	2006	2007
Net loss	$(0.8)	$(19.9)
Foreign currency translation adjustment/reclassification	1.1	—
Comprehensive income (loss)	$0.3	$(19.9)

Note 9.   Notes Payable and Other Financing Arrangements

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

The facility has a 5 year term with principal due in 2011 and interest payable on a monthly basis. At the Company’s option, interest is payable at the London Interbank Offer Rate plus 1.75-3.50%, or at the prime rate plus 0.30-0.75%, with either option adjusted quarterly based on the Company’s total net debt-to-EBITDA ratio. The Company used the facility to fund its acquisition of Madison Research Corporation (MRC) and for general corporate purposes. The terms of the new credit agreement require the Company to provide certain customary covenants for a credit agreement, including certain financial covenants, computed as defined by the terms of the agreement. These financial covenants include a maximum total net debt leverage ratio of 4.00 to 1.00 as of March 31, 2007, 3.75 as of June 30, 2007, and

3.50 as of September 30, 2007 and thereafter, a minimum liquidity ratio of 1.35 to 1.00, and a minimum fixed charge coverage ratio of 1.10 to 1.00. The facility is collateralized by all the assets of the Company.

The facility contains customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults. As of March 31, 2007, the Company was in technical default of this agreement as it had not yet filed its Form 10-K and 2006 audited financials statements. On April 6, 2007, the Company entered into an amendment to the credit agreement whereby Key Bank waived this technical default and provided an extension through April 30, 2007 for filing our report on Form 10-K and 2006 audited financial statements. On June 1, 2007, the Company entered into a second amendment to the credit agreement whereby Key Bank extended the original waiver for filing our report on Form 10-K and 2006 audited financial statements and the quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through September 30, 2007 and reduced the total Facility to $50 million to reflect the net pay downs of the revolving line of credit resulting from the divestiture of our EMEA business in March 2007 and the divesture of our domestic Engineering business. In addition, the second amendment provides for the further reduction of our credit facility to $35 million effective upon receipt of principal payments under the note received from the buyer of the domestic engineering business, which occurred on July 3, 2007. On September 28, 2007, the Company received an additional waiver from Key Bank extending the waiver for filing our quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through October 19, 2007 and changing the minimum liquidity ratio for the period ended September 30, 2007 from 1.35 to 1.10.

As of March 31, 2007, the Company’s outstanding balance on the facility was $51.0 million and the weighted average interest rate was 7.57%. As of September 28, 2007, the Company’s outstanding net debt was zero as proceeds from the divestitures of our wireless network business were used to pay down the debt.

(b)          Financing

In February 2005, the Company entered into an agreement with National City Vendor Finance, LLC to finance $0.59 million in software, maintenance and support fees of one of its IT systems. The interest rate for the financing is at 4.2% per annum. Principal and interest payments of $0.05 million are payable quarterly through January 2008. As of March 31, 2007, $0.2 million was outstanding on this financing.

Note 10.   Significant Customers

The following table presents our key customers from continuing operations for the periods presented and the percentage of net sales made to such customers (in millions):

Key Customers	Three Months ended March 31, 2006		Three Months ended March 31, 2007
U.S. Navy	$7.4	22.5%	$9.4	19.1%
U.S. Army	$0.9	2.7%	$10.0	20.4%
FMS	$—	0.0%	$5.5	11.2%

The customers are all part of our Government Services segment. Our top five customers accounted for approximately 47% and 60% of our total revenue for the three months ended March 31, 2006 and March 31, 2007, respectively.

Note 11.   Segment Information

The Company has historically organized its business along service lines to include three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. The Wireless Network Services segment was discontinued in the first quarter of 2007 see Note 6. Certain income and charges that are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance are categorized as reconciling items in the table below. Unallocated charges are related to corporate expenses previously allocated to the discontinued wireless network services segment, share based compensation charges and related tax adjustments, and expenses related to the stock option investigation that was completed in September 2007. Revenues and operating income generated by the Company’s reporting segments for the three months ended March 31, 2006 and March 31, 2007 are as follows (in millions).

	Three months ended March 31,
	2006	2007
Revenues:
Enterprise Network Services	12.6	12.0
Government Network Services	20.3	37.0
Total revenues from continuing operations	$32.9	49.0
Operating income (loss):
Enterprise Network Services	(1.7)	(2.1)
Government Network Services	2.2	1.9
Reconciling items	(2.2)	(3.1)
Total operating loss from continuing operations	$(1.7)	$(3.3)

Note 12.   Related Party Transactions

On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the previous Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of net proceeds. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share, which was the fair market value of the common stock at the closing, at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock Purchase Agreement had a lock-up provision, which has expired prior to March 5, 2004, on which date 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company’s Common Stock. On April 5, 2006, 15,483 shares of Series B Convertible Preferred Stock were converted into 1,548,300 shares of the Company’s Common Stock.

Through March 31, 2007, the Company had received notices from the holders to convert an aggregate number of 80,000 shares of Series B Convertible Preferred Stock into an aggregate 8,000,000 shares of the Company’s Common Stock. On March 31, 2007, the total liquidation preference equaled $5.0 million.

In 2003, in connection with the Company’s acquisition of a company in its Enterprise Network Services business, the Company assumed certain facility lease obligations relating to facilities that were owned by the previous shareholders. The lease expense, which approximates $0.1 million for the three months ended March 30, 2006 and 2007, is reflected in the statements of operations.

In connection with the Company’s acquisition of TLA in January 2005, the Company assumed certain facility lease obligations for a facility owned by the previous shareholders. The lease expense, which approximates $0.2 million for the three months ended March 31, 2006 and 2007, is reflected in continuing operations in the consolidated statements of operations.

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

Note 13.   Legal Matters

Contingencies

IPO Securities Litigation

Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (the “IPO Cases”).

In June 2004, the Issuers (including the Company) executed a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On

April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and Issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit’s decision. Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The court has not yet set a deadline for the plaintiffs to file amended complaints in the other IPO lawsuits. The Company is covered by a claims-made liability insurance policy which it believes will satisfy any potential liability of the Company under this settlement. Due to the inherent uncertainties of litigation, and because the settlement may not receive final approval from the Court, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

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

In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead

Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants’ motions were withdrawn without prejudice pending a decision on defendants’ motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company’s stock option granting practices. Basically, plaintiffs allege that the Company “backdated” or “springloaded” employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. That motion is set to be heard on November 5, 2007. Once the court has decided the issue of personal jurisdiction, the Company, along with any remaining individual defendant found subject to the court’s jurisdiction, may again move to dismiss the complaint as to them.

In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, 07-CV-0680 BTM(RBB) (the “Hameed Action”), against several of the Company’s current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to a Court order and agreement between the parties, the defendants need not respond to the complaint in the Hameed Action until the Court rules on the motion to dismiss for lack of personal jurisdiction currently pending in the 2004 derivative litigation. Once the court in that matter has decided the issue of personal jurisdiction, the parties will meet and confer regarding defendants’ response to the Hameed Action. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss.

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

2007 Securities Litigation

In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company’s March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. A consolidated class action complaint has not been filed. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss.

Other Litigation

In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company’s subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.3 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.3 million as of March 31, 2007 related to this matter. On August 22, 2007, the appeals court partially upheld the Company’s appeal, although it upheld the individual’s designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company’s counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

On May 3, 2007, the Company announced that it had a filed a lawsuit against a former employee, Vencent Donlan, who previously served as its stock option administrator and left the Company in mid-2004, and his spouse. The lawsuit seeks to recover damages resulting from the theft by Donlan of Company stock options and common stock valued in excess of $6.3 million. The thefts, which appear to have taken place during 2002 and 2003, were discovered through the Company’s review of its past practices related to the granting and pricing of employee stock options with the assistance of its outside counsel and forensic computer consultants. The complaint also alleges that Donlan attempted to cover up the scheme by, among other things, deleting entries from the Company’s records. The Company had promptly reported this discovery to the SEC in March 2007 when the theft was discovered. The SEC commenced an enforcement action against Donlan, and the U.S. Attorney’s Office forwarded a grand jury subpoena to the Company seeking records related to Donlan and our historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against Donlan and his spouse.

The U.S. Attorney’s Office indicted Donlan for the theft and he plead guilty to federal criminal charges. The Company has cooperated with, and intends to continue to cooperate with both the SEC and the U.S. Attorney’s Office on this matter and otherwise.

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

Certain of the information set forth herein, including costs and expenses that exclude the impact of stock compensation expense and amortization costs of purchased intangibles in 2006 and 2007, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of stock compensation expense that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by KRATOS may not be comparable to similarly titled amounts reported by other companies.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risks Related to Our Business,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K, for the year ended December 31, 2006 and other reports and filings made with the Securities and Exchange Commission.

Overview

Historical Structure

In 2006, we were an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government, and enterprise customers.

Former Operating Segments

In 2006, we had three operating segments which consisted of our Wireless Network Services (“WNS”) segment, our Enterprise Network Services (“ENS”) segment, and our Government Network Services segment, also known as WFI Government Services, Inc. In the first quarter of 2007 we discontinued the WNS segment and all financial information related to this segment has been presented as discontinued operations. For additional information regarding our operating segments, see Note 11 of Notes to Consolidated Financial Statements.

Wireless Network Services Segment

Our Wireless Network Services segment historically consisted of two primary services: Wireless Engineering Services and Wireless Network Deployment Services.

Wireless Engineering Services

Wireless Engineering Services (which was sold in June 2007 and has been reflected as discontinued operations) provided network engineering and business consulting services for all pre-deployment planning for wireless carriers, including technology assessment, market analysis, and business plan development. This service area studied and analyzed the traffic patterns, population density, and topography and propagation environment in each market under consideration. It analyzed the financial, engineering, competitive and technology issues applicable to a proposed technology or network deployment project.

Wireless Deployment Services

Wireless Deployment Services (which was sold in July 2007 and has been reflected as discontinued operations) provided a range of services for the full design and deployment of wireless networks carrier customers. Such services included: Radio Frequency Engineering; Spectrum Relocation; Fixed Network Engineering; Site Development; and Installation and Optimization Services.

Government Network Services Segment

Our Government Network Services segment primarily serves the Federal Department of Defense and Federal Information Technology and Engineering services markets. These markets include the following:

•       the maintenance and life cycle extension of legacy weapons

•       the maintenance and development of command and control systems

•       technical, engineering and other services at military weapons and targets ranges, and,

•       the design, development, deployment, integration and management of communications and information networks.

Enterprise Network Services Segment

Our Enterprise Network Services segment is primarily focused on state, local, and municipal government and commercial customers. We provide system design, deployment, integration, monitoring and support services for security systems and other enterprise networks. These services relate to applications such as total facility monitoring and installation of building security, access control, video surveillance, temperature control and fire alarm. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions.

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

The Equity Purchase Agreement provided that we would receive total approximate consideration of $18.9 million, with $1.5 million in cash and the balance by a secured promissory note. As of December 31, 2006, we had received all installment payments due under the promissory note.

The impact of the divestiture has been reflected in the consolidated balance sheets as of December 31, 2006. There was no gain or loss realized on the sale since the business was sold at its net carrying value.

On December 28, 2006, our Board approved a plan to divest portions of our business where critical mass had not been achieved. This plan involved the divestiture of our EMEA operations and remaining South American operations. We determined that these operations met the criteria to be classified as held for sale. Accordingly, we have reflected these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in our financial statements commencing as of and for the year ended December 31, 2006.

On March 9, 2007, we completed the sale of our EMEA operations to LCC Wireless Engineering Services Limited, a wholly-owned subsidiary of LCC International, Inc. (“LCCI”) in a cash for stock transaction valued at $4 million. The sale of EMEA generated a gain of $3.3 million which was recorded in the first quarter of 2007.

On April 20, 2007, we completed the sale of all of the issued and outstanding equity interests of our wholly owned subsidiary WFI de Brazil Techlogia en Telecomunicaciones LTDA, to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25% of net receivables collected subsequent to the closing date. We recorded an impairment charge in the fourth quarter of 2006 of approximately $5.2 million to reduce the current carrying value of the South American operations to their estimated fair value less selling costs.

On June 4, 2007, the Company completed the sale to LCCI of the assets used in the conduct of the operation of the Company’s Wireless Engineering Services portion of the wireless network services segment that provides engineering services to the non-government wireless communications industry in the United States.

The aggregate consideration in connection with the sale was $46 million, subject to certain adjustments. LCCI delivered a subordinated promissory note for the principal amount of $21.6 million subject to working capital adjustments, and paid $17 million in cash at the closing, and we have retained an estimated $7.4 million in net accounts receivable of the business, subject to working capital adjustments.

On July 5, 2007, we sold the $21.6 million subordinated promissory note taken in the sale of assets to LCCI. We received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million. The note was acquired by a fund affiliated with Silver Point Capital, L.P. We are not providing any guaranty for LCCI’s payment obligations. Certain post closing adjustments that, under the terms of the sale of our U.S. Wireless Engineering business are expected to be made to the principal amount of the Note, may instead be made by payments between the Company and LCCI or between Silver Point and the Company, as applicable.

On August 10, 2007, in accordance with the terms of the agreement, we provided the closing balance sheet working capital calculation, which indicated a $2.6 million working capital adjustment was due to the Company as an increase to the balance of the Subordinated Promissory Note. LCCI has 30 days to review the calculation and notify us of any dispute. On September 11, 2007, the Company received a letter from LCCI challenging the Company’s notice and data supporting the calculations. The Company and LCCI are working to resolve the issues as soon as practicable.

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

We determined that the U.S. engineering and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007. Accordingly, we have reflected these operations as discontinued and assessed these assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company determined that the assets of the U.S. deployment operations were impaired and recorded a loss of approximately $13.4 million in the first quarter of 2007. The fair value of the assets was determined by utilizing the sale price less costs to sell the business. We recorded a gain in discontinued operations from the sale of the U.S. engineering operations of $14.8 million in the second quarter of 2007.

The determination that the U.S. engineering business and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007 was also a triggering event under SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”) that resulted in an accelerated review of our goodwill and intangibles assets with indefinite lives. In accordance with SFAS 142, the Company allocated the goodwill for the WNS reporting unit based upon the fair value of the engineering business and the deployment business. The fair values used were based upon market information obtained as a result of the sale of the businesses. This resulted in an impairment of approximately $7.2 million related to goodwill for this reporting unit which was recorded in the first quarter of 2007.

In addition, in accordance with EITF 87-24,  Allocation of Interest to Discontinued Operations  (“EITF 87-24”), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the three months ended March 31, 2007 interest expense allocated to discontinued operations was approximately $1.1 million. During the three months ended March 31, 2006 no interest expense was allocated to discontinued operations as we entered into our current credit agreement on October 2, 2006.

Transition to New Company Name

As noted above, the final wireless related divestiture of the Company’s Wireless Deployment business included the sale of the Company’s name, Wireless Facilities, Inc. Accordingly, the Company announced on September 12, 2007 the change of its corporate name to Kratos Defense & Security Solutions, Inc. and it began trading under its new sticker (“KTOS”) on September 17, 2007.

Description of Business

A complete description of our business is set forth in Form 10-K filed with the SEC on September 11, 2007.

Current Organization

Our current organization is consistent with our primary customer sets and strategic focus. We currently have two primary types of target markets for our business operations within our Government Network Services (WGS) segment and our Enterprise Network Services (ENS) segment: federal government; and state, local, municipal and commercial customers. Our WGS business has certain areas of focus and expertise which are defined as: “Communications & Technology,” “Technical Resources,” and “Engineering Design and Solutions.” Our Enterprise Business and our Enterprise Network Services Segment, is focused on State, Local, Municipal and Commercial customers. We maintain regional offices where our primary resources and customers are located.

WGS Segment—Primary Customers and Services

Our WGS segment serves primarily the United States Department of Defense marketplace and the federal information technology services market, which includes the engineering and technical services related to the maintenance and lifecycle extension of weapon systems, operations and ancillary services for military weapons and targets ranges, installation of command and control systems and equipment, and, the design, development, deployment, integration and management of communications and information networks.

ENS Segment—Primary Customers and Services

Our ENS segment provides system design, deployment, integration, monitoring and support services for non-federal, state, local and municipal governments and civilian customers. This type of non-federal government customer work has been traditionally segregated into systems related to security, data, access control, video surveillance, temperature control and fire alarm. We provide services that combine such systems and offer integrated solutions on Ethernet-based and IP based platforms. We also offer solutions that combine overall security and safety, voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions.

Critical Accounting Principles and Estimates

For a discussion of our complete critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2006 Report on Form 10-K under the heading “Critical Accounting Matters.”

Revenue recognition.   We have derived a significant percentage of our revenue from long-term contracts and accounted for these contracts under the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that we will not incur a loss on the project, we may record revenue equal to cost incurred, at zero margin. In the event that our cost incurred to date may be in excess of our funded contract value, we may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, we will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Goodwill and Purchased Intangible Assets.   We evaluate our goodwill and intangible assets for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually which we do in the fourth quarter or more frequently if circumstances indicate potential impairment. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. The impairment test is comprised of two steps:

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

The fair value of each reporting unit is estimated using a discounted cash flow methodology or market information if it is available. The use of the discounted cash flow methodology requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We reassign goodwill using a relative fair value allocation approach.

Comparison of Results for the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2007

Revenues.   Revenues increased $16.1 million from $32.9 million for the three months ended March 31, 2006 to $49.0 million for the three months ended March 31, 2007. This increase was primarily due to $18.2 million in revenues from MRC, which was acquired in October 2006, partially offset by decreases due to program delays and program reductions from two of our Department of Defense (“Department of Defense (“DOD”)”) customers in our Government Network segment, as well as slight reductions in our Enterprise and Wireless Network segments.

Revenues by operating segment for the three months ended March 31, 2006 and 2007 are as follows (in millions):

	2006	2007	$ change	% change
Enterprise Network Services	$12.6	$12.0	$(0.6)	(4.8)%
Government Network Services	20.3	37.0	16.7	82.3%
Total revenues	$32.9	$49.0	$16.1	48.9%

As described in the section “Critical Accounting Principles and Estimates” and in the footnotes to our unaudited consolidated financial statements, a portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete project, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Cost of Revenues.   Cost of revenues increased from $26.7 million for the three months ended March 31, 2006 to $41.7 million for the three months ended March 31, 2007 primarily as a result of the increase in revenues from MRC. Gross margin during the three months ended March 31, 2007 decreased from 18.8% in the first quarter of 2006 to 14.9%. The decrease in gross margin primarily resulted from an increased mix of Government network services business, which generally reports the classification of cost elements based upon definitions in accordance with government contracting regulations. As a result, cost of revenues in the 2007 periods includes certain cost elements that would otherwise be classified as SG&A expense under a commercial contract.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses (“SG&A”) increased from $7.9 million in the three months ended March 31, 2006 to $9.1 million in the three months ended March 31, 2007. The increase was due to the increase in SG&A as a result of the MRC acquisition. In addition, amortization of costs of purchased intangibles increased from $0.4 million to $0.7 million in the first quarter of 2006 to 2007, respectively. Excluding amortization of costs of purchased intangibles SG&A increased from $7.5 million to $8.4 million, or decreased from 22.8% of revenues to 17.1% of revenues, due partially to the classification of cost elements for the increased mix of government contracts as described above.

Stock Option Investigation and Related Fees.   The costs in the first quarter of 2007 of $1.5 million were comprised of legal, accounting and other professional fees related to our Equity Award Review which was completed in September 2007. We anticipate that additional fees of approximately $11 million to $13 million will be incurred during 2007 related to this review and other related items.

Other Income (Expense), Net.   Net other income increased from $0.2 million to $0.5 million for the three months ended March 31, 2006 and 2007, respectively. Interest expense increased in 2007, due primarily to interest from the Line of Credit borrowings used to fund the acquisition of MRC. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), interest expense incurred on the debt of $1.1 million for the period ended March 31, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued

operations for the periods presented. See Note 6, significant transactions. The increase of $0.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily a result of an increase in other income of $0.5 million as the result of a sale of assets.

Provision (Benefit) for Income Taxes.   Provision (benefit) for income taxes increased from a benefit of $0.8 million or a rate of 53.3% on $1.5 million of loss before income taxes in the first quarter of 2006 to a provision of $0.2 million or a negative 7.1% rate on a loss before income taxes of $2.8 million. The tax provision in the first quarter of 2007 was primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets. During the first quarter of 2007, the Company implemented FIN 48 to account for uncertain tax position resulting in a charge to retained earnings of $0.1 million.

Loss from Discontinued Operations.   Loss from discontinued operations changed from a loss of $0.1 million to a loss of $17.1 million for the three months ended March 31, 2006 and 2007, respectively. The increased loss was primarily due to impairment of assets related to the Wireless Deployment business of $13.4 million and an impairment of goodwill related to this business of $7.2 million, partially offset by a gain of $3.3 million on the sale of the EMEA operations in the first quarter of 2007.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, cash from operations and other external sources of funds. As of March 31, 2007, we had cash and cash equivalents totaling $8.0 million and restricted cash of $1.0 million. The restricted cash was related to a $1.0 million standby letter of credit for performance of an international contract that we acquired with MRC. The Company has replaced the letter of credit with one issued under its KeyBank facility. The original letter of credit and restricted cash was released in the second quarter of 2007.

Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payers for our services do not pay us as quickly as we pay our vendors and employees for their goods and services primarily due to contractual billing milestones that must be achieved to enable us to bill our customers. Capital expenditures consist primarily of investment in field equipment, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions to conduct our business.

Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash used by continuing operations was $5.5 million for the three months ended March 31, 2006 and cash provided by continuing operations was $2.5 million for the three months ended March 31, 2007. The improvement was due to an improvement in collections of accounts receivable, primarily as a result of the achievement of contractual billing milestones that enabled us to bill our customers. Our Days Sales Outstanding (DSO) decreased from 110 days at December 31, 2006 to 101 days at March 31, 2007.

Cash used by investing activities from continuing operations was $6.5 million for the three months ended March 31, 2006 compared to cash provided by investing activities of $2.1 million for the three months ended March 31, 2007. During the three months ended March 31, 2006, investing activities included cash paid of $7.3 million related to contingent consideration related to prior acquisitions and capital expenditures of $0.7 million, partially offset by proceeds received from the disposition of our Mexican operations of $1.5 million. During the three months ended March 31, 2007, investing activities included capital expenditures of $0.7 million and cash received for the sale of our EMEA operations of $2.9 million. See Notes 6 and 7 to our unaudited consolidated financial statements for further discussion of our acquisitions and divestitures.

Cash provided by financing activities from continuing operations was $6.9 million for the three months ended March 31, 2006. The positive cash flow from financing activities for this period consisted primarily of $7.0 million of proceeds from the Line of Credit (“LOC”). Cash used by financing activities from continuing operations was $0.1 million for the three months ended March 31, 2007. Borrowings of $4.0 million under the LOC were offset by payments of $4.0 million under the LOC and repayment of capital lease obligations of $0.1 million.

Cash generated by discontinued operations was $4.5 million for the three months ended March 31, 2006. Cash used by discontinued operations was $1.9 million for the three months ended March 31, 2007.

We intend to fund our cash requirements with cash flows from operating activities, proceeds from the sale of our European, US engineering and deployment WNS divisions, and borrowings under our Senior Credit Facility.

Our credit facility contains customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults. As of June 30, 2007, we were in technical default of this agreement as we had not yet filed our Report on Form 10-K and 2006 audited financial statements. On April 6, 2007, we entered into an amendment to the credit agreement whereby KeyBank waived this technical default and provided an extension through April 30, 2007 for filing our Report on Form 10-K and 2006 audited financial statements. On June 1, 2007, we entered into a second amendment to the credit agreement whereby KeyBank extended the original waiver for filing our Report on Form 10-K and 2006 audited financial statements and the quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through September 30, 2007 and reduced the total Facility to $50 million to reflect the net pay downs of the revolving line of credit resulting from the divestiture of our EMEA business in March 2007 and the divesture of our domestic engineering business. In addition, the second amendment provides for the further reduction of our credit facility to $35 million effective upon receipt of principal payments under the note received from the buyer of the domestic engineering business, which occurred on July 3, 2007.  On September 28, 2007, we received an additional waiver from KeyBank extending the waiver for filing our quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through October 19, 2007 and changing the minimum liquidity ratio for the period ended September 30, 2007 from 1.35 to 1.10. As of March 31, 2007, the Company’s outstanding balance on the facility was $51.0 million and the weighted average interest rate was 7.57%. As of September 28, 2007, the Company’s outstanding net debt was zero as proceeds from the divestitures of our wireless network business were used to pay down the debt.

We believe these sources should be sufficient to meet our cash needs for the foreseeable future. However, if we become subject to significant judgments, settlements or fines related to the matters discussed in Note 13—Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report, or any other matters, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our ability to access the capital markets and our compliance with our debt covenants.

As discussed in Part II, Item 1A, “Risk Factors” section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

Balance Sheet Changes

Our total assets have decreased from $337.0 million as of December 31, 2006 to $306.6 million as of March 31, 2007. The impairment of our Wireless Network Services segment goodwill of $7.2 million and the impairment of assets related to our wireless network deployment business of $13.4 million that we recorded in the first quarter of 2007 had a significant impact on the reduction of total assets between those periods. See Note 6 for a further discussion of this item.

Contractual Obligations and Commitments

In the fourth quarter of 2006, the Company entered into an $85 million credit facility with KeyBank National Association (“KeyBank”) to fund its October 2, 2006 acquisition of Madison Research Technology Corporation (MRC) replacing the Company’s previous credit facility of $15 million. MRC was a privately-held technical solutions and services company focused on advanced telecommunications programs, software and IT solutions, product solutions and space programs. The purchase price was approximately $73.8 million and included a $4.6 million working capital adjustment and a $6.9 million holdback to secure the Company’s indemnity rights. The Company paid $62.1 million at closing and, in April 2007, the Company paid the $4.6 million working capital adjustment and $1.5 million of the holdback. The remaining holdback will be released, subject to indemnity right, in installments occurring in October 2007 and April 2008.

The weighted average interest rate of the Company’s debt was 7.57% and we had drawn $51 million on the facility as of March 31. 2007.

Other than our normal recurring trade payables, expense accruals, operating and capital leases, and working capital adjustments and purchase holdbacks related to our acquisition of MRC which are currently expected to be funded through existing working capital and future cash flows from operations and professional fees expected to be incurred related to our stock option review of approximately $13 million to $14 million, we have no other material commitments. Other future cash requirements may include the payment of certain tax contingencies and potential future acquisitions. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditure may be required as deemed necessary, in order to stay competitive and effectively service our customers.

Related Party Transactions

For detailed information regarding related party transactions, see Note 12 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining the impact of this statement on its consolidated financial statements.

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

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its credit facility with KeyBank National Association. Based on the Company’s average outstanding balances during the three months ended March 31, 2007 a 1% change in the LIBOR rate would impact the Company’s financial position and results of operations by approximately $510 thousand over the next year. We currently do not utilize any derivative financial instruments to hedge interest rate risks. Cash and cash equivalents as of March 31, 2007 were $8.0 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the three months ended March 31, 2007.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we determined that as of December 31, 2006, there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective as of that date.

In addition, the Company failed to classify its wireless engineering and deployment businesses as held for sale and discontinued operations as of March 31, 2007 resulting in a material adjustment to the carrying value of the assets of the deployment business. The Company also omitted certain disclosures from the March 31, 2007 financial statements. The aggregation of these items constituted a material weakness and are indicative that the material weaknesses identified as of December 31, 2006 have not been remediated as of March 31, 2007. Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007. The Company corrected the classification of its wireless engineering and deployment businesses and disclosed them as discontinued operations, recorded the adjustments to the carrying value of the assets in the deployment business, and revised the financial statement disclosures to include all omitted items in this Report on Form 10-Q. Accordingly, management believes that the consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to continue to evaluate and perform test procedures regarding the effectiveness of our controls over financial reporting over the coming months.

Changes in Internal Control over Financial Reporting

On October 2, 2006 we completed the acquisition of Madison Research Corporation. We continue to integrate MRC’s historical internal controls over financial reporting into our own internal controls over financial reporting. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

Except as described above, there were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

Contingencies

IPO Securities Litigation

Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company’s IPO violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (the “IPO Cases”).

In June 2004, the Issuers (including the Company) executed a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and Issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit’s decision. Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The court has not yet set a deadline for the plaintiffs to file amended complaints in the other IPO lawsuits. Due to the inherent uncertainties of litigation, and because the settlement may not receive final approval from the Court, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, “Accounting for Contingencies” the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

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

In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company’s current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants’ motions were withdrawn without prejudice pending a decision on defendants’ motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company’s stock option granting practices. Basically, plaintiffs allege that the Company “backdated” or “springloaded” employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. That motion is set to be heard on November 5, 2007. Once the court has decided the issue of personal jurisdiction, the Company, along with any remaining individual defendant found subject to the court’s jurisdiction, may again move to dismiss the complaint as to them.

In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, 07-CV-0680 BTM(RBB) (the “Hameed Action”), against several of the Company’s current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to a

Court order and agreement between the parties, the defendants need not respond to the complaint in the Hameed Action until the Court rules on the motion to dismiss for lack of personal jurisdiction currently pending in the 2004 derivative litigation. Once the court in that matter has decided the issue of personal jurisdiction, the parties will meet and confer regarding defendants’ response to the Hameed Action. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss.”

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

2007 Securities Litigation

In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company’s March 12, 2007 public announcement that it is conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. A consolidated class action complaint has not been filed. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss.

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

On May 3, 2007, the Company announced that it has a filed a lawsuit against a former employee, Vencent Donlan, who previously served as its stock option administrator and left the Company in mid-2004, and his spouse. The lawsuit seeks to recover damages resulting from the theft by Donlan of Company stock options and common stock valued in excess of $6.3 million. The thefts, which appear to have taken place during 2002 and 2003, were discovered through the Company’s review of its past practices related to the granting and pricing of employee stock options with the assistance of its outside counsel and forensic computer consultants. The complaint also alleges that Donlan attempted to cover up the scheme by, among other things, deleting entries from the Company’s records. The Company had promptly reported this discovery to the SEC in March 2007 when the theft was discovered. The SEC commenced an enforcement action against Donlan, and the U.S. Attorney’s Office forwarded a grand jury subpoena to the company seeking records related to Donlan and our historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against Donlan and his spouse. The U.S. Attorney’s Office indicted Donlan for the theft and he plead guilty to the federal criminal charges. The Company has cooperated with, and intends to continue to cooperate with both the SEC and the U.S. Attorney’s Office on this matter and otherwise.

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

Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Part II, Item 1, “Legal Proceedings,” several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC has initiated an informal inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney’s Office for the Southern District of California for the production of documents relating to our historical stock option granting practices, which could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. We are cooperating with the SEC and the United States Attorney’s Office for the Southern District of California, and expect to continue to do so.

We have not been in compliance with The Nasdaq Stock Market’s continued listing requirements and remain subject to the risk of our stock being delisted from The Nasdaq Global Select Market, which would have a material adverse effect on us and our stockholders.

Due to the Equity Award Review and resulting restatements, we could not timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2006 or our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. As a result, and as described in Part II, Item 1, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. Until we file our Quarterly Report on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, we will continue to be in non-compliance with Marketplace Rule 4310(c) (14), and our common stock may be delisted from The Nasdaq Select Global Market. If our stock is delisted, it would be uncertain when, if ever, our common stock would be relisted. If a delisting did happen, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected and, depending on the duration of the delisting, some institutions whose charters disallow holding securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

We are subject to a number of lawsuits purportedly on behalf of the Company against certain of our current and former executive officers and board members, and we may become the subject of additional private lawsuits. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and such lawsuits. The expenses associated with these lawsuits may be significant, the amount of time to resolve these lawsuits is unpredictable and defending these lawsuits may divert management’s attention from the day-to-day operations of our business, which could have a material adverse effect on our financial condition, business, results of operations and cash flows.

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

As described in Item 4 of this Report we reported a material weakness in internal control over financial reporting related to the Company’s misclassification of our wireless engineering and deployment business, the recording of an adjustment to the carrying value of the assets of the deployment business and the omission of certain disclosures from the March 31, 2007 financial statements, all of which are collectively indicative that the material weaknesses identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006 have not been remediated. As a result, management was unable to conclude that our disclosure controls and procedures were effective as of March 31, 2007.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event our Principal Executive Officer, Principal Financial Officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms or we may expand the senior credit facility we entered into on October 2, 2006 to fund future acquisitions and for general corporate purposes. However, we have not been in compliance with the terms of that credit facility as a result of our failure to timely file our annual and quarterly financial statements, and we can provide no assurance that the lender would agree to extend additional or continuing credit under that facility. We believe that, with the filing of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, we are no longer in default under this facility.

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

Our outstanding borrowings on our Credit Facility of $51.0 million as of March 31, 2007 are subject to changes in short-term interest rates. If interest rates increase in the future, there can be no assurance that future increases in interest expense will not reduce our overall profitability.

Item 6.                        Exhibits

Incorporated by Reference
			Filing	Filed-
Exhibit			Date/Period	Furnished
Number	Exhibit Description	Form	End Date	Herewith
2.1	Stock Purchase Agreement by and among the Company, JMA Associates, Inc. d/b/a TLA Associates, and the Stockholders of JMA Associates, Inc., dated as of January 27, 2005.	8-K	02/02/05
2.2	Equity Purchase Agreement, dated February 17, 2006, by and between Sakoki LLC and the Company.	8-K	02/23/06
2.3	Addendum and Waiver Related to the Equity Purchase Agreement, dated June 26, 2006, by and between Sakoki LLC and the Company.	10-Q	06/30/06
2.4	Merger Agreement, dated August 8, 2006, by and among the Company, WFI Government Services, Inc., MRC Merger Company, Inc. and Madison Research Corporation.	8-K	08/14/06
2.5	Agreement dated as of March 9, 2007 by and between LCC Wireless Engineering Services Limited and the Company.	10-K	12/31/06
2.6	Equity Purchase Agreement, dated April 20, 2007, by and between the Company and Strategic Project Services, LLC	10-K	12/31/06
2.7	Asset Purchase Agreement, dated May 29, 2007, by and between the Company and LCC International, Inc.	8-K	05/30/07
2.8	Asset Purchase Agreement, dated July 7, 2007, by and between the Company and Burgundy Acquisition Corporation.	8-K	07/12/07
3.1	Amended and Restated Certificate of Incorporation.	10-Q	09/30/01
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/12/07
3.3	Bylaws in effect since November 5, 1999.	S-1	08/18/99
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.	8-K/A	06/05/02
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.	S-1	08/18/99

4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.	8-K	12/17/04
10.1	Form of Subordinated Promissory Note issued by LCC International, Inc. to the Company	8-K	5/30/07
10.2	Form of Subordination Agreement executed by LCC International, Inc., the Company and Bank of America, N.A.	8-K	5/30/07
10.3	Second Amendment to Credit Agreement, dated as of June 1, 2007, by and among the Company, the lenders party thereto and KeyBank National Association	8-K	6/1/07
10.4	Note Sale Agreement, dated July 3, 2007, by and between SPCP Group, LLC International, Inc. and the Company	8-K	7/10/07
10.5	Assignment Agreement, dated July 3, 2007, by and among the Company, SPCP Group LLC, LCC International, Inc. and Bank of America, N.A.	8-K	7/10/07
10.7	Form of Earnout Agreement executed by the Company and Burgundy Acquisition Corporation	8-K	7/12/07
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.			*

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
	By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
	By:	/s/ DEANNA H. LUND, Cpa
Deanna H. Lund
Senior Vice President, Chief Financial Officer
	By:	/s/ LAURA L. SIEGAL
Laura L. Siegal
Vice President, Corporate Controller and Principal Accounting Officer
Date: October 4, 2007