Form 10-Q
period 2007-06-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2007-10-05
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)
(Unaudited)

	December 31, 2006	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$5.4	$12.3
Restricted cash	1.0	—
Accounts receivable, net	59.3	45.7
Income taxes receivable	1.8	2.6
Prepaid expenses	2.1	2.4
Note receivable	—	22.3
Other current assets	3.4	4.4
Current assets of discontinued operations	67.0	36.3
Total current assets	140.0	126.0
Property and equipment, net	6.1	6.1
Goodwill	129.9	130.4
Other intangibles, net	13.4	12.0
Deferred tax assets	6.5	6.5
Investments in unconsolidated affiliates	2.1	2.1
Other assets	2.0	7.1
Non current assets of discontinued operations	37.0	3.5
Total assets	$337.0	$293.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16.4	$15.1
Accrued expenses	5.0	9.5
Accrued compensation	6.4	5.9
Line of credit	51.0	40.0
Billings in excess of costs on completed contracts	4.0	3.4
Deferred tax liabilities	1.3	1.5
Accrual for contingent acquisition consideration	9.8	5.7
Accrual for unused office space	0.8	0.7
Capital lease obligations	0.4	0.2
Current liabilities of discontinued operations	48.8	33.2
Total current liabilities	143.9	115.2
Accrual for unused office space, net of current portion	1.8	1.4
Other liabilities	2.9	3.4
Other long term liabilities of discontinued operations	1.3	1.9
Total liabilities	149.9	121.9
Commitments and contingencies (Notes 5, 6, 7, 9 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 10,000 shares outstanding at December 31, 2006 and June 30, 2007, (liquidation preference $5.0 million)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 73,883,950 shares and 74,054,150 issued and outstanding at December 31, 2006 and June 30, 2007, respectively	—	—
Additional paid-in capital	391.7	392.4
Accumulated deficit	(204.6)	(220.6)
Total stockholders’ equity	187.1	171.8
Total liabilities and stockholders’ equity	$337.0	$293.7

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues	$34.2	$47.8	$67.1	$96.8
Cost of revenues	27.1	40.3	53.8	82.0
Gross profit	7.1	7.5	13.3	14.8
Selling, general and administrative expenses	8.3	10.8	16.2	19.9
Stock option investigation and related fees	—	5.0	—	6.5
Operating loss	(1.2)	(8.3)	(2.9)	(11.6)
Other income (expense), net:
Interest income, net	0.3	—	0.4	—
Other income (expenses), net	(0.1)	0.2	0.0	0.7
Total other income, net	0.2	0.2	0.4	0.7
Loss before income taxes	(1.0)	(8.1)	(2.5)	(10.9)
Provision (benefit) for income taxes	(0.3)	0.3	(1.1)	0.5
Loss from continuing operations	(0.7)	(8.4)	(1.4)	(11.4)
Income (loss) from discontinued operations	0.1	12.6	(0.0)	(4.5)
Net income (loss)	$(0.6)	$4.2	$(1.4)	$(15.9)
Basic earnings (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.11)	$(0.02)	$(0.16)
Income (loss) from discontinued operations	0.00	0.17	(0.00)	(0.06)
Net income (loss)	$(0.01)	$0.06	$(0.02)	$(0.22)
Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.11)	$(0.02)	$(0.16)
Income (loss) from discontinued operations	0.00	0.17	(0.00)	(0.06)
Net income (loss)	$(0.01)	$0.06	$(0.02)	$(0.22)
Weighted average common shares outstanding:
Basic	73.9	73.9	73.8	73.9
Diluted	73.9	73.9	73.8	73.9

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six months ended June 30,
	2006	2007
Operating activities:
Net loss	$(1.4)	$(15.9)
Loss from discontinued operations	(0.0)	(4.5)
Loss from continuing operations	(1.4)	(11.4)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	2.2	2.5
Deferred income taxes	(0.6)	0.2
Stock-based compensation	1.0	0.3
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	3.3	13.6
Prepaid expenses	0.1	(0.3)
Other assets	(1.3)	(5.4)
Accounts payable	0.3	(1.3)
Accrued expenses	(4.4)	4.3
Accrued compensation	(0.8)	(0.5)
Accrued contingent acquisition consideration	0.1	0.2
Billings in excess of costs on completed contracts	(0.3)	(0.6)
Other liabilities	1.5	0.7
Net cash provided by (used in) continuing operations	(0.3)	2.3
Investing activities:
Cash paid for contingent acquisition consideration	(8.3)	(6.2)
Proceeds from release of restricted cash	—	1.0
Proceeds from the disposition of discontinued operations	4.4	18.6
Capital expenditures	(1.2)	(1.1)
Net cash provided by (used in) investing activities from continuing operations	(5.1)	12.3
Financing activities:
Borrowings under line of credit	12.0	8.0
Repayment under line of credit	(4.0)	(19.0)
Repayment of capital lease obligations	(0.1)	(0.2)
Net cash provided by (used in) financing activities from continuing operations	7.9	(11.2)
Net cash flows of continuing operations	2.5	3.4
Cash flows of discontinued operations
Operating cash flows	0.8	5.0
Investing cash flows	(2.8)	(1.5)
Financing cash flows	0.5	—
Effect of exchange rates on cash and cash equivalents	0.5	—
Net cash flows of discontinued operations	(1.0)	3.5
Net increase in cash and cash equivalents	1.5	6.9
Cash and cash equivalents at beginning of period	7.7	5.4
Cash and cash equivalents at end of period	$9.2	$12.3
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	0.2	1.6

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

(a)   Description of Business

Kratos Defense & Security Solutions, Inc. (“Kratos” or “the Company”) was initially incorporated in the state of New York on December 19, 1994 as Wireless Facilities, Inc. (“WFI”), commenced operations in March 1995 and was reincorporated in Delaware in 1998. Kratos historically conducted business in three segments: Wireless Network Services (“WNS”), Government Network Services (“GNS”) and Enterprise Network Services (“ENS”). Kratos was an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through WNS, the U.S. government through GNS, and enterprise customers through ENS.

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

(b)   Basis of Presentation

The information as of June 30, 2007, and for the three and six months ended June 30, 2006 and 2007 is unaudited. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual consolidated financial statements for the year ended December 31, 2006, filed on Form 10-K September 11, 2007 with the United States Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company’s then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company’s estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the quarter ended June 30, 2007.

Under the terms of substantially all of the Company’s fixed price contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed

(i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks are reflected in the Company’s ongoing periodic assessment of the “total contract value” and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2006 and June 30, 2007 were $23.4 million and $19.8 million, respectively. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of June 30, 2007, approximately $0.6 million of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

(f)   Inventory

Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market and are included in other current assets in the accompanying balance sheets. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 31, 2006 and June 30, 2007, the Company had $1.6 million and $2.0 million, respectively, of inventories which were reflected in Other Current Assets of continuing operations on the Consolidated Balance Sheet.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidation financial statements.

Note 3. Stock-based Compensation

The Company had the following three stock option plans under which shares were available for grant at June 30, 2007:  the 1999 Equity Incentive Plan (the “1999 Plan”), the 2000 Non-Statutory Stock Option Plan (the “2000 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”).

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

The following table summarizes the Company’s Restricted Stock Unit activity:

(Shares in Thousands)	Restricted Stock Units (000’s)	Weighted- Average Grant-Date Fair Value
Outstanding, beginning of year	—	$—
Grants	2,676	2.30
Exercises	170	2.36
Cancellations/Forfeitures	—	—
Outstanding restricted stock units, June 30, 2007	2,506	$2.30

Effective January 2007, for various business reasons, the Company discontinued issuing stock option grants as a form of incentive compensation in lieu of other equity-based incentives. Prior to that time, the Company issued stock option grants as a form of incentive compensation.

The following table shows the amounts recognized in the financial statements for the three and six months ended June 30, 2006 and 2007 for share-based compensation expense related to employees (in millions, except per share data). The share based compensation expense for the three and six months ended June 30, 2006 relates to stock option grants and the compensation expense for the three and six months ended June 30, 2007 primarily relates to the grant of restricted stock units. All outstanding restricted stock unit grants as of June 30, 2007 were unvested.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2007	2006	2007
Cost of revenues	$0.1	0.0	$0.3	$0.0
Selling, general and administrative	0.4	0.1	0.7	0.2
Total cost of employee share-based compensation included in loss from continuing operations, before income tax	0.5	0.1	1.0	0.2
Provision (benefit) for income taxes	0.0	—	—	—
Amount increasing loss from continuing operations	0.5	0.1	1.0	0.2
Amount charged against income (loss) from discontinued operations	0.3	0.4	0.7	0.4
Amount increasing net loss	$0.8	$0.5	$1.7	$0.6
Total impact on net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The expense for 2007 is primarily related to restricted stock units that were granted in the first quarter of 2007. In addition, for the three and six months ended June 30, 2006 and 2007, there was no incremental tax benefits from stock options exercised in those periods.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2007	2006	2007
Loss from continuing operations	$(0.7)	$(8.4)	$(1.4)	$(11.4)
Income (loss) from discontinued operations	0.1	12.6	(0.0)	(4.5)
Net income (loss)	$(0.6)	$4.2	$(1.4)	$(15.9)
Shares used in basic per share amounts:
Weighted average common shares outstanding	73.9	73.9	73.8	73.9
Shares used in diluted per share amounts:
Dilutive effect of stock options	—	—	—	—
Dilutive weighted average shares	73.9	73.9	73.8	73.9
Basic net loss per share from continuing operations	$(0.01)	$(0.11)	$(0.02)	$(0.16)
Basic net income (loss) per share from discontinued operations	0.00	0.17	(0.00)	(0.06)
Basic net income (loss) per share	$(0.01)	$0.06	$(0.02)	$(0.22)
Diluted net loss per share from continuing operations	$(0.01)	$(0.11)	$(0.02)	$(0.16)
Diluted net income (loss) per share from discontinued operations	0.00	0.17	(0.00)	(0.06)
Diluted net income (loss) per share	$(0.01)	$0.06	$(0.02)	$(0.22)
Anti-dilutive weighted average shares from assumed conversion of Series B Convertible Preferred Stock	1.0	1.0	1.8	1.0
Anti-dilutive weighted average shares from stock options excluded from calculation	12.2	10.0	11.3	10.4
Average per share market value of common stock	$3.70	$1.41	$4.30	$1.76
Average outstanding stock option exercise price per share	$6.21	$6.32	$6.21	$6.32

Note 5. Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

During the six months ended June 30, 2007, the Company’s liability for unrecognized tax benefits was reduced by $1.4 million to a balance of $3.3 million at June 30, 2007. The reduction was the result of the expiration of the statute of limitations for certain federal, foreign and state tax returns. The recognition of these tax benefits resulted in a credit to the tax provision of $1.2 million through discontinued operations and a reduction to goodwill for $0.2 million.

In assessing the realizability of deferred tax assets, management considers on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, Management has determined that it is appropriate to maintain a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities which can be expected to reverse. Management will continue to evaluate the necessity to maintain a valuation allowance against its deferred tax asset.

As of June 30, 2007, the Company had a net deferred tax liability of $1.6 million. The deferred tax assets and liabilities were allocated between continuing operations and discontinued operations based upon the underlying asset or liability that produced the deferred taxes. The following table presents the deferred tax assets and liabilities of continuing operations and discontinued operations:

	June 30, 2007
Deferred taxes	Continuing Operations	Discontinued Operations	Total
Long term assets	$6.5	$2.8	$9.3
Short term liabilities	1.5	8.3	9.8
Long term liabilities	—	1.1	1.1
Total liabilities	1.5	9.4	10.9
Net, deferred tax assets (liabilities)	$5.0	$(6.6)	$(1.6)

Note 6.   Significant Transactions

(a)   Discontinued Operations—Latin American and South American, EMEA Operations, and WNS Operations

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

On May 29, 2007, the Company entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with LCCI pursuant to which the Company agreed to sell to LCC all of the assets used in the conduct of the operation of the Company’s Wireless Network Services business segment that provides engineering services to the non-government wireless communications industry in the United States on the terms set forth in the Acquisition Agreement, subject to the satisfaction of certain closing conditions. The Board of Directors of each of the Company and LCCI approved the Acquisition and the Acquisition Agreement.

The aggregate consideration paid by LCCI in connection with the Acquisition was $46 million, subject to certain adjustments. Pursuant to the terms of the Acquisition Agreement, LCCI delivered a subordinated promissory note for the principal amount of $21.6 million (the “Subordinated Promissory Note”), subject to working capital adjustments, and paid $17 million in cash at the closing, and the Company has retained an estimated $7.4 million in net accounts receivable of the Business, subject to working capital adjustments. The transaction was completed on June 4, 2007.

On July 5, 2007, the Company announced that it had sold the $21.6 million Subordinated Promissory Note in a transaction arranged by KeyBanc Capital Markets (“KeyBanc”). The Company received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million, which includes a $0.75 million fee to KeyBanc, an affiliate of the Company’s lender. The note was acquired by a fund affiliated with Silver Point Capital, L.P. (“Silver Point”). The Company did not provide any guaranty for LCCI’s payment obligations. Certain post closing adjustments that, under the terms of the sale of the U.S. Wireless Engineering business were expected to be made to the principal amount of the Note, may instead be made by payments between Kratos and LCC International, or between Silver Point and the Company, as applicable.

On August 10, 2007, in accordance with the terms of the Acquisition Agreement, the Company provided the closing balance sheet working capital calculation, which indicated a $2.6 million working capital adjustment was due to the Company as an increase to the balance of the Subordinated Promissory Note. LCCI had thirty days to review the calculation and notify the Company of any dispute. On September 11, 2007, the Company received a letter from LCCI challenging the Company’s notice and data supporting the calculations. The Company and LCCI are working to resolve the issues as soon as is practicable.

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

In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the three and six month periods ended June 30, 2007 interest expense allocated to discontinued operations was approximately $1.0 million and $2.1 million, respectively. During the three and six month periods ended June 30, 2006 no interest expense was allocated to discontinued operations as we entered into our current credit agreement on October 2, 2006.

The following table presents the revenue and net income (loss) before tax for the Latin American and South American operations (in millions):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2007	2006	2007
Revenue	$2.7	$0.5	$11.7	$2.2
Net income (loss) before tax	$(0.3)	$0.1	$(0.3)	$(0.3)

The net income after tax of $0.8 million for the six months ended June 30, 2007 reported in discontinued operations included an income tax benefit of $1.2 million due to a reduction of a FIN 48 liability relating to uncertain tax positions in tax years for which the statute of limitations expired during the first quarter of 2007.

The following table presents the revenue and net income (loss) before tax for the EMEA operations (in millions):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2007	2006	2007
Revenue	$3.9	$—	$8.5	$3.1
Net income (loss) before tax	$(0.7)	$—	$(0.6)	$2.5

The net income after tax of $2.5 million for the six months ended June 30, 2007 included a $3.3 million gain from the sale of our EMEA operation to LCCI, which was completed in March 2007 and is reported in income (loss) from discontinued operations.

The following table presents the revenue and net income before tax for the U.S. wireless engineering operations (in millions):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2007	2006	2007
Revenue	$18.6	$7.2	$36.5	$20.7
Net income (loss) before tax	$1.4	$11.9	$2.2	$11.0

The net income after tax of $11.9 and $11.0 for the three and six months ended June 30, 2007, respectively included a gain of $14.8 million from the sale of the engineering business which is reported in income (loss) from discontinued operations.

The following table presents the revenue and net income (loss) before tax for the U.S. wireless deployment operations (in millions):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2007	2006	2007
Revenue	$26.8	$24.9	$52.2	$53.6
Net income (loss) before tax	$0.6	$0.6	$0.0	$(18.8)

The net loss after tax of $18.8 for the six month period ending June 30, 2007 includes a total impairment of $20.6 million related to an impairment of $13.4 million for the net assets and $7.2 million related to an impairment of goodwill of the deployment operations which is reported in income (loss) from discontinued operations.

Total tax expense for discontinued operations was $0.9 million and $0.0 million for the three months ended June 30, 2006 and 2007, respectively. Total tax expense for discontinued operations was $1.3 million for the six months ended June 30, 2006 and total tax benefit was $1.1 million for discontinued operations for the six months ended June 30, 2007.

Following is a summary of the assets and liabilities of discontinued operations as of December 31, 2006 and June 30, 2007 (in millions) for each of the operations:

	December 31, 2006
	Latin and South America	EMEA	Engineering	Deployment	Total
Cash	$1.6	$1.4	$—	$—	$3.0
Accounts receivable, net	3.5	3.7	15.0	41.5	63.7
Other current assets	1.6	0.8	0.3	2.2	4.9
Impairment allowance	(4.3)	(0.3)	—	—	(4.6)
Current assets of discontinued operations	$2.4	$5.6	$15.3	$43.7	$67.0
Property, plant and equipment	$0.4	$0.9	$2.0	$5.8	$9.1
Goodwill	—	—	18.3	7.2	25.5
Deferred tax assets	2.1	—	—	0.7	2.8
Impairment allowance	(0.4)	—	—	—	(0.4)
Non-current assets of discontinued operations	$2.1	$0.9	$20.3	$13.7	$37.0
Accounts payable	$0.4	$0.5	$1.0	$9.5	$11.4
Accrued expenses	2.2	2.5	6.1	11.3	22.1
Billings in excess of cost on completed contracts	0.2	0.1	1.0	2.4	3.7
Income taxes payable	2.6	0.3	—	—	2.9
Deferred tax liabilities	2.1	—	0.3	5.9	8.3
Other current liabilities	—	0.4	—	—	0.4
Current liabilities of discontinued operations	$7.5	$3.8	$8.4	$29.1	$48.8
Non-current liabilities of discontinued operations	$0.2	$—	$1.1	$—	$1.3

	June 30, 2007
	Latin and South America	EMEA	Engineering	Deployment	Total
Cash	$0.2	$0.1	$—	$—	$0.3
Accounts receivable, net	—	—	7.2	34.7	41.9
Other current assets	—	—	—	1.5	1.5
Impairment allowance	—	—	—	(7.4)	(7.4)
Current assets of discontinued operations	$0.2	$0.1	$7.2	$28.8	$36.3
Property, plant and equipment	$—	$—	$—	$6.5	$6.5
Deferred tax assets	2.1	—	—	0.7	2.8
Impairment allowance	—	—	—	(5.8)	(5.8)
Non-current assets of discontinued operations	$2.1	$—	$—	$1.4	$3.5
Accounts payable	$—	$—	$1.0	$6.9	$7.9
Accrued expenses	—	—	3.8	8.5	12.3
Billings in excess of cost on completed contracts	—	—	—	1.9	1.9
Income taxes payable	1.9	0.2	—	—	2.1
Deferred tax liabilities	2.1	—	0.3	5.9	8.3
Other current liabilities	0.3	—	0.2	0.2	0.7
Current liabilities of discontinued operations	$4.3	$0.2	$5.3	$23.4	$33.2
Deferred tax liabilities	$—	$—	$1.1	$—	$1.1
Other Long term liabilities	0.3	0.1	0.3	0.1	0.8
Non-current liabilities of discontinued operations	$0.3	$0.1	$1.4	$0.1	$1.9

Note 7. Acquisitions

The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the six months ended June 30, 2007, (in millions):

Government Network Services
Goodwill
Balance as of December 31, 2006	$129.9
MRC acquisition purchase price adjustment	0.4
Adjustment related to the adoption of FIN48	0.1
Impairment of goodwill	—
Balance as of June 30, 2007	$130.4

	December 31, 2006			June 30, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Intangible Assets
Acquired finite-lived intangible assets
Customer relationships	$10.0	$(1.6)	$8.4	$10.0	$(2.1)	$7.9
Contracts and Backlog	7.5	(2.8)	4.7	7.5	(3.5)	4.0
Non-compete agreements	1.3	(1.1)	0.2	1.3	(1.2)	0.1
Trade names	0.4	(0.3)	0.1	0.4	(0.4)	0.0
Total	$19.2	$(5.8)	$13.4	$19.2	$(7.2)	$12.0

Consolidated amortization expense related to intangible assets subject to amortization was $0.4 million and $0.7 million for the quarters ended June 30, 2006 and 2007, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $0.9 million and $1.4 million for the six months ended June 30, 2006 and 2007, respectively.

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

The following table summarizes supplemental statement of operations information on an unaudited pro forma basis as if the acquisition of MRC had occurred on January 1, 2006 and includes adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all unaudited amounts, except per share amounts are in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Pro forma revenues	$51.6	$100.0
Pro forma net loss	(1.6)	(3.2)
Basic pro forma net loss per share	(0.02)	(0.04)
Diluted pro forma net loss per share	(0.02)	(0.04)

Contingent Acquisition Consideration

In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable. A summary of the contingent acquisition consideration as of December 31, 2006 and June 30, 2007 is summarized in the following table. The balance as of December 31, 2006 and June 30, 2007 is comprised of $9.8 million and $5.7 million, respectively, classified in accrued contingent acquisition consideration and $1.8 million and zero, respectively, classified in other long term liabilities.

Summary of Contingent Acquisition Consideration

MRC
Balance as of December 31, 2006	$11.6
Interest payable accrual	0.2
Payments	(6.1)
Balance as of June 30, 2007	$5.7

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss).

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2007	2006	2007
Net income (loss)	$(0.6)	$4.0	$(1.4)	$(15.9)
Foreign currency translation adjustment/reclassification	0.1	—	1.2	—
Comprehensive income (loss)	$(0.5)	$4.0	$(0.2)	$(15.9)

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

The facility contains customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults. As of June 30, 2007, the Company was in technical default of this agreement as it had not yet filed its Form 10-K and 2006 audited financial statements. On April 6, 2007, the Company entered into an amendment to the credit agreement whereby Key Bank waived this technical default and provided an extension through April 30, 2007 for filing our Report on Form 10-K and 2006 audited financial statements. On June 1, 2007, the Company entered into a second amendment to the credit agreement whereby Key Bank extended the original waiver for filing our Report on Form 10-K and 2006 audited financial statements and the quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through September 30, 2007 and reduced the total facility to $50 million to reflect the net pay downs of the revolving line of credit resulting from the divestiture of our EMEA business in March 2007 and the divesture of our domestic Engineering business. In addition, the second amendment provides for the further reduction of our credit facility to $35 million effective upon receipt of principal payments under the note received from the buyer of the domestic engineering business, which occurred on July 3, 2007. On September 28, 2007, the Company received an additional waiver from Key Bank extending the waiver for filing our quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through October 19, 2007 and changing the minimum liquidity ratio for the period ended September 30, 2007 from 1.35 to 1.10.

As of June 30, 2007, the Company’s outstanding balance on the facility was $40.0 million and the weighted average interest rate was 8.04%. As of September 28, 2007, the Company’s outstanding net debt was zero as proceeds from the divestitures of our wireless network businesses were used to pay down the debt.

(b) Financing

In February 2005, the Company entered into an agreement with National City Vendor Finance, LLC to finance $0.59 million in software, maintenance and support fees of one of its IT systems. The interest rate for the financing is at 4.2% per annum. Principal and interest payments of $0.05 million are payable quarterly through January 2008. As of June 30, 2007, $0.2 million was outstanding on this financing.

Note 10. Customer Information

The following table presents our key customers from continuing operations for the periods presented and the percentage of net sales made to such customers (in millions):

	For the Three Months Ended June 30				For the Six Months Ended June 30
Key Customers	2006		2007		2006		2007
U.S. Navy	$8.2	24.0%	$8.7	18.2%	$15.6	23.2%	$18.1	18.7%
U.S. Army	$0.8	2.3%	$13.3	27.9%	$1.7	2.5%	$23.3	24.1%
FMS	$—	—%	$4.6	9.6%	$—	—%	$10.1	10.4%

The customers are all part of our Government Services segment. Our top five customers accounted for approximately 47% of our total revenue for the three and six months ended June 30, 2006 and for approximately 65% and 62% of our total revenue for the three and six months ended June 30, 2007, respectively.

Note 11. Segment Information

The Company has historically organized its business along service lines to include three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. The Wireless Network Services segment was discontinued in the first quarter of 2007 see Note 6. Certain income and charges that are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance are categorized as reconciling items in the table below. Unallocated charges are related to corporate expenses previously allocated to the discontinued wireless network services segment, share based compensation charges and related tax adjustments, and expenses related to the stock option investigation. Revenues and operating income generated by the Company’s reporting segments for the three and six months ended June 30, 2006 and June 30, 2007 are as follows (in millions).

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues:
Enterprise Network Services	13.5	12.3	26.1	24.3
Government Network Services	20.7	35.5	41.0	72.5
Total revenues from continuing operations	$34.2	$47.8	$67.1	$96.8
Operating income (loss):
Enterprise Network Services	(0.7)	(1.6)	(2.4)	(3.7)
Government Network Services	1.7	0.7	3.9	2.6
Reconciling amounts	(2.2)	(7.4)	(4.4)	(10.5)
Total operating loss from continuing operations	$(1.2)	$(8.3)	$(2.9)	$(11.6)

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

Through June 30, 2007, the Company had received notices from the holders to convert an aggregate number of 80,000 shares of Series B Convertible Preferred Stock into an aggregate 8,000,000 shares of the Company’s Common Stock. On June 30, 2007, the total liquidation preference equaled $5.0 million.

In 2003, in connection with the Company’s acquisition of a company in its Enterprise Network Services business, the Company assumed certain facility lease obligations relating to facilities that were owned by the previous shareholders. The lease expense, which approximates $0.1 million and $0.2 million for the three and six months ended June 30, 2006 and 2007, respectively, is reflected in continuing operations in the consolidated statements of operations.

In connection with the Company’s acquisition of TLA in January 2005, the Company assumed certain facility lease obligations for a facility owned by the previous shareholders. The lease expense, which approximates $0.2 million and $0.4 million for the three and six months ended June 30, 2006 and 2007, respectively, is reflected in continuing operations in the consolidated statements of operations.

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

Other Litigation

In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company’s subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.3 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.3 million as of June 30, 2007 related to this matter. On August 22, 2007, the appeals court partially upheld the Company’s appeal, although it upheld the individual’s designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company’s counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

Certain of the information set forth herein, including costs and expenses that exclude the impact of stock compensation expense and amortization of purchased intangibles in 2006 and 2007, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of stock compensation expense that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by Kratos may not be comparable to similarly titled amounts reported by other companies.

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

Former Operating Segments

In 2006, we had three operating segments which consisted of our Wireless Network Services (“WNS”) segment, our Enterprise Network Services (“ENS”) segment, and our Government Network Services segment, also known as WFI Government Services, Inc. In the first quarter of 2007, we discontinued the WNS segment and all financial information related to this segment has been presented as discontinued operations. For additional information regarding our operating segments, see Note 11 of Notes to Consolidated Financial Statements.

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

On July 5, 2007, we sold the $21.6 million subordinated promissory note taken in the sale of assets to LCCI. We received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million. The note was acquired by a fund affiliated with Silver Point Capital, L.P. We are not providing any guaranty for LCCI’s payment obligations. Certain post closing adjustments that, under the terms of the sale of our U.S. Wireless Engineering business are expected to be made to the principal amount of the Note, may instead be made by payments between the Company and LCCI or between Silver Point and the Company as applicable.

On August 10, 2007, in accordance with the terms of the Agreement, the Company provided the closing balance sheet working capital calculation, which indicated a $2.6 million working capital adjustment was due to the Company as an increase to the balance of the Subordinated Promissory Note. LCCI had thirty days to review the calculation and notify the Company of any dispute. On September 11, 2007, the Company received a letter from LCCI challenging the Company’s notice and data supporting the calculations. The Company and LCCI are working to resolve the issues as soon as is practicable.

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

In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the three and six month periods ended June 30, 2007 interest expense allocated to discontinued operations was approximately $1.0 million and $2.1 million, respectively. During the three and six month periods ended June 30, 2006 no interest expense was allocated to discontinued operations as we entered into our current credit agreement on October 2, 2006.

Transition to New Company Name

As noted above, the final wireless related divestiture of Kratos’s Wireless Deployment business included the sale of the Company’s name, Wireless Facilities, Inc. Accordingly, the Company announced on September 12, 2007 the change of its corporate name to Kratos Defense & Security Solutions, Inc. and stock ticker symbol to reflect its new business focus. The Company began trading under its new sticker (“KTOS”) on September 17, 2007.

Description of Business

A complete description of our business is set forth in our Form 10-K filed with the Securities and Exchange Commission on September 11, 2007.

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

Comparison of Results for the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2007

Revenues.   Revenues increased $13.6 million from $34.2 million for the three months ended June 30, 2006 to $47.8 million for the three months ended June 30, 2007. This increase was primarily due to $19.1 million in revenues from MRC, which was acquired in October 2006, partially offset by decreases due to program delays and program reductions and consolidations from several of our Department of Defense (“DOD”) customers resulting in reduced revenues of $4.3 million in our Government Network segment, as well as reductions in our Enterprise Network segments.

Revenues by operating segment for the three months ended June 30, 2006 and 2007 are as follows (in millions):

	2006	2007	$ change	% change
Enterprise Network Services	$13.5	$12.3	$(1.2)	(8.9)%
Government Network Services	20.7	35.5	14.8	71.5
Total revenues	$34.2	$47.8	$13.6	39.8%

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

Cost of Revenues.   Cost of revenues increased from $27.1 million for the three months ended June 30, 2006 to $40.3 million for the three months ended June 30, 2007 primarily as a result of the increase in MRC revenues. Gross margin during the three months ended June 30, 2007 decreased from 20.8% in the second quarter of 2006 to 15.7%. The decrease in gross margin primarily resulted from an increased mix of Government network services business, which generally reports the classification of cost elements based upon definitions in accordance with government contracting regulations. As a result, cost of revenues in the 2007 periods includes certain cost elements that would otherwise be classified as SG&A expense under a commercial contract arrangement.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses (“SG&A”) increased from $8.3 million in the three months ended June 30, 2006 to $10.8 million in the three months ended June 30, 2007, primarily reflecting the increase due to the MRC acquisition. Included in the SG&A for the second quarter of 2006 and 2007 is amortization of purchased intangibles of $0.4 million and $0.7 million, respectively. As a percentage of revenues, SG&A decreased from 24.3% in the second quarter of 2006 to 22.6% in the second quarter of 2007. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 23.1% to 21.2% of revenues for both periods, due partially to the classification of cost elements for the increased mix of government contracts as described above.

Stock Option Investigation and Related Fees.   The costs in the second quarter of 2007 of $5.0 million were comprised of legal, accountant and other professional fees related to our Equity Award Review which was completed in September 2007. We anticipate that additional fees of approximately $6 million - $7 million will be incurred in the third quarter of 2007 related to this review and other related items.

Other Income (Expense), Net.   For the three months ended June 30, 2006 and 2007, net other income was $0.2 million. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $1.0 million for the three months ended June 30, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, significant transactions. Consequently, the interest cost recorded in the three months ended June 30, 2007 from the Line of Credit borrowings used to fund the MRC acquisition was allocated to discontinued operations. The other income in 2006 was due to interest income on the Note Receivable relating to the sale of our Mexican subsidiary partially offset by interest expense for the borrowings on the Line of Credit.

Provision for Income Taxes.   Provision for income taxes increased from a benefit of $0.3 million or a 30% rate on $1.0 million of loss before income taxes in the second quarter of 2006 to a provision of $0.3 million or negative 3.7% on a loss before income taxes of $8.1 million. The tax provision in the second quarter of 2007 was primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets.

Income from Discontinued Operations.   Income from discontinued operations increased from income of $0.1 million for the three months ended June 30, 2006 to income of $12.6 million for the three months ended June 30, 2007. The increase was primarily due to a gain of $14.8 million on the sale of the Wireless Engineering Services business operations in the second quarter of 2007. Revenues and operating income (loss) generated by these businesses excluding the gain on sale of engineering, through the date of divestiture and quarter end, were approximately $32.6 million and operating loss of $1.2 million, respectively, compared to $52.0 million and operating income of $1.1 million, respectively, in the second quarter of 2006. The decrease year over year was impacted by competitive pricing pressures in the legacy radio frequency business of this operation.

Comparison of Results for the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2007

Revenues.   Revenues increased 44.3% from $67.1 million for the six months ended June 30, 2006 to $96.8 million for the six months ended June 30, 2007. The $29.7 million increase was attributable to $37.3 million of revenues from MRC partially offset by a $5.8 million decrease in our Government Network segment primarily caused by program delays and consolidations,  as well as reductions in our Enterprise Network segment of $1.8 million primarily related to our exiting the municipal wireless marketplace.

Revenues by operating segment for the six months ended June 30, 2006 and 2007 are as follows (in millions):

	2006	2007	$ change	% change
Enterprise network services	26.1	24.3	(1.8)	(6.9)%
Government network services	41.0	72.5	31.5	76.8%
Total revenues	$67.1	$96.8	$29.7	44.3%

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

Cost of Revenues.   Cost of revenues increased from $53.8 million for the six months ended June 30, 2006 to $82.0 million for the six months ended June 30, 2007 primarily due to the corresponding aforementioned increase in total revenues. Gross margin decreased from 19.8% of total revenues for the six months ended June 30, 2006 to 15.3% for the same period in 2007. The decrease in gross margin primarily resulted from an increased mix of Government services business, which generally reports the classification of cost elements based upon definitions in accordance with government contracting regulations. As a result, cost of revenues in the 2007 periods includes certain cost elements that would otherwise be classified as SG&A expense under a commercial contract arrangement.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses (“SG&A”) increased from $16.2 million for the six months ended June 30, 2006 to $19.9 million for the six months ended June 30, 2007, primarily reflecting the acquisition of MRC. Included in the SG&A for the six months of 2006 and 2007 is amortization of purchased intangibles of $0.9 million and $1.4 million, respectively. The increase in amortization year over year is also a result of the MRC acquisition. As a percentage of revenues, SG&A decreased from 24.1% in the first six months of 2006 to 20.6% in the first six months of 2007, reflecting the leverage of our SG&A infrastructure with increased revenues. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 22.8% to 19.1% of revenues for the first six months of 2006 and 2007, respectively, due partially to the classification of cost elements for the increased mix of government contracts as described above.

Stock Option Investigation and Related Fees.   The costs in the first six months of 2007 of $6.5 million were comprised of legal, accounting and other professional fees related to our Equity Award Review which was completed in September 2007.  We anticipate that additional fees of approximately $6 million - $7 million will be incurred in the third quarter of 2007 related to this review and other related items.

Other Income (Expense), Net.   For the six months ended June 30, 2006, net other income was $0.4 million compared to $0.7 million for the six months ended June 30, 2007. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $2.1 million for the six months ended June 30, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, significant transactions. Consequently, the interest cost for the six months ended June 30, 2007 from the Line of Credit borrowings used to fund the MRC acquisition was allocated to discontinued operations. The other income in 2006 was due to interest on the Note Receivable relating to the sale of our Mexican subsidiary partially offset by interest expense for the borrowings on the Line of Credit. The increase in other income for the six months ended June 30, 2007 was primarily the result of the sale of assets.

Provision (benefit) for Income Taxes.   Our effective income tax rate for the six months ended June 30, 2006 was a 44% rate, or a $1.1 million benefit on a loss before taxes of $2.5 million, compared to a negative 4.6% provision rate for the six months ended June 30, 2007, or a $0.5 million provision on a loss before taxes of $10.9 million. The tax provision in 2007 was primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets.

Loss from Discontinued Operations.   Loss from discontinued operations increased from a slight loss of $0.004 million for the six months ended June 30, 2006 to a loss of $4.5 million for the six months ended June 30, 2007. The decrease was primarily due to impairment of assets related to the Wireless Deployment business of $13.4 million and an impairment of goodwill related to this business of $7.2 million recorded in the first quarter of 2007 partially offset by a gain of $14.8 million on the sale of the Wireless Engineering Services business operations in the second quarter of 2007 and a gain of $3.3 million on the sale of the EMEA business in the first quarter of 2007. Revenues and operating income (loss) generated by these businesses in the first six months of 2007, through the date of divestiture for engineering and quarter end for deployment, excluding the impairment of assets and gains on sales were approximately $79.6 million and an operating loss of $1.1 million, respectively, compared to $108.9 million and operating income of $1.4 million, respectively, in the first six months of 2006. The decrease year over year was also impacted by competitive pricing pressures in the legacy radio frequency business of this operation.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, cash from operations and other external sources of funds. As of June 30, 2007, we had cash and cash equivalents totaling $12.3 million.

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

Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations was $2.3 million for the six months ended June 30, 2007 and cash used by continuing operations was $0.3 million for the six months ended June 30, 2006. The improvement was due to an improvement in collections of accounts receivable of $13.6 million, primarily as a result of the achievement of contractual billing milestones that enabled us to bill our customers. Our Days Sales Outstanding (DSO) were reduced from 110 days as of December 31, 2006 to 87 days as of June 30, 2007.

Cash used by investing activities from continuing operations was $5.1 million for the six months ended June 30, 2006 compared to cash provided by investing activities of $12.3 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, investing activities included proceeds of $18.6 million from the disposition of discontinued operations, offset by capital expenditures of $1.1 million and cash paid of $6.2 million for contingent consideration of prior acquisitions. During the six months ended June 30, 2006, investing activities included cash paid of $8.3 million related to contingent consideration related to prior acquisitions and capital expenditures of $1.2 million, partially offset by proceeds received from the disposition of discontinued operations of $4.4 million. See Notes 6 and 7 to our unaudited consolidated financial statements for further discussion of our acquisitions and discontinued operations.

Cash used by financing activities from continuing operations was $11.2 million for the six months ended June 30, 2007. Borrowings of $8.0 million under the LOC were offset by payments of $19.0 million under the LOC and repayment of capital lease obligations of $0.2 million. Cash provided by financing activities from continuing operations was $7.9 million for the six months ended June 30, 2006. The positive cash flow from financing activities for this period consisted primarily of $8.0 million in net borrowings from the Line of Credit.

Cash provided by discontinued operations was $3.5 million for the six months ended June 30, 2007 and cash used by discontinued operations was $1.0 million for the six months ended June 30, 2006.

We intend to fund our cash requirements with cash flows from operating activities, proceeds from the sale of our WNS engineering and deployment divisions, and borrowings under our Senior Credit Facility.

Our credit facility contains customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults. As of June 30, 2007, we were in technical default of this agreement as we had not yet filed our Report on Form 10-K and 2006 audited financial statements. On April 6, 2007, we entered into an amendment to the credit agreement whereby KeyBank waived this technical default and provided an extension through April 30, 2007 for filing our Report on Form 10-K and 2006 audited financial statements. On June 1, 2007, we entered into a second amendment to the credit agreement whereby KeyBank extended the original waiver for filing our Report on Form 10-K and 2006 audited financial statements and the quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through September 30, 2007 and reduced the total Facility to $50 million to reflect the net pay downs of the revolving line of credit resulting from the divestiture of our EMEA business in March 2007 and the divesture of our domestic engineering business. In addition, the second amendment provides for the further reduction of our credit facility to $35 million effective upon receipt of principal payments under the note received from the buyer of the domestic engineering business, which occurred on July 3, 2007.  On September 28, 2007, we received an additional waiver from KeyBank extending the waiver for filing our quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through October 19, 2007 and changing the minimum liquidity ratio for the period ended September 30, 2007 from 1.35 to 1.10. As of June 30, 2007, the Company’s outstanding balance on the facility was $40.0 million and the weighted average interest rate was 8.04%. As of September 28, 2007, the Company’s outstanding net debt was zero as proceeds from the divestitures of our wireless network businesses were used to pay down the debt.

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

Balance Sheet Changes

Our total assets have decreased from $337.0 million as of December 31, 2006 to $293.7 million as of June 30, 2007 as a result of the divestiture of our domestic wireless engineering services business on June 9, 2007. In addition, the impairment of our Wireless Network Services segment goodwill of $7.2 million and the impairment of assets related to our wireless network deployment business of $13.4 million that we recorded in the first quarter of 2007 also had a significant impact on the reduction of total assets between those periods. See Note 6 for a further discussion of these items.

Contractual Obligations and Commitments

In the fourth quarter of 2006, the Company entered into an $85 million credit facility with KeyBank National Association (“KeyBank”) to fund its October 2, 2006 acquisition of Madison Research Technology Corporation (MRC) replacing the Company’s previous credit facility of $15 million. MRC was a privately-held technical solutions and services company focused on advanced telecommunications programs, software and IT solutions, product solutions and space programs. The purchase price was approximately $73.8 million and included a $4.6 million working capital adjustment and a $6.9 million holdback to secure the Company’s indemnity rights. The Company paid $62.1 million at closing and, in April 2007, the Company paid the $4.6 million working capital adjustment and $1.5 million of the holdback. The remaining holdback of $5.7 million will be released, subject to indemnity right, in installments occurring in October 2007 and April 2008.

The weighted average interest rate of the Company’s debt was 8.04% and we had drawn $40 million on the facility as of June 30, 2007.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidation financial statements.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its credit facility with KeyBank National Association. Based on the Company’s average outstanding balances during the six months ended June 30, 2007 a 1% change in the LIBOR rate would impact the Company’s financial position and results of operations by approximately $0.5 million over the next year. We currently do not utilize any derivative financial instruments to hedge interest rate risks. Cash and cash equivalents as of June 30, 2007 were $12.3 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net loss for the six months ended June 30, 2007.

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

In addition, the Company failed to classify its wireless deployment business as held for sale and discontinued operations as of June 30, 2007 resulting in a material adjustment to the carrying value of the assets of the deployment business. The Company also omitted certain disclosures from the June 30, 2007 financial statements. The aggregation of these items constituted a material weakness and are indicative that the material weaknesses identified as of December 31, 2006 have not been remediated as of June 30, 2007. Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007. The Company corrected the classification of its wireless engineering and deployment businesses and disclosed them as discontinued operations, recorded the adjustments to the carrying value of the assets in the deployment business, and revised the financial statement disclosures to include all omitted items in this Report on Form 10-Q. Accordingly, management believes that the consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

On May 10, 2007 the Company completed a significant upgrade to the Oracle financial accounting system software used primarily by the U.S. divisions of our Wireless Network Services segment. Subsequently, as discussed further in Note 6 to the consolidated financial statements covered by this quarterly report, the Company completed the sale of its U.S. engineering services business and its wireless deployment business. The Oracle financial accounting system software was included in the sale of the wireless deployment business    As a result, the internal controls over financial reporting that formerly operated at these businesses will not be included in the Company’s assessment of internal controls over financial reporting at December 31, 2007.

Except as described above, there were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

Contingencies

IPO Securities Litigation

Beginning in June 2001, Kratos (formerly known as WFI) and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-4779. In the amended complaint, the plaintiffs allege that WFI, certain of its officers and directors, and the underwriters of WFI’s IPO violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that WFI’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s and 2000 (the “IPO Cases”).

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

Other Litigation

In January 2005 a former independent contractor of the Company filed a lawsuit in Brazil against the Company’s subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.3 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and challenged the basis for the award on several theories. The Company has accrued approximately $0.3 million as of June 30, 2007 related to this matter. On August 22, 2007, the appeals court partially upheld the Company’s appeal, although it upheld the individual’s designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company’s counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

Due to the Equity Award Review and resulting restatements, we could not timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2006 or our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. As a result, and as described in Part II, Item 1, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. We believe when we file our Quarterly Report on Form 10-Q for the periods ended June 30, 2007, we will then be in compliance with Marketplace Rule 4310(c) (14).

However, the staff at Nasdaq will determine when or if the Company is in full compliance with its rules.

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

As described in Item 4 of this Report, we reported a material weakness in internal control over financial reporting related to the Company’s misclassification of our wireless deployment business, the recording of an adjustment to the carrying value of the assets of the deployment business and the omission of certain disclosures from the June 30, 2007 financial statements, all of which are collectively indicative that the material weaknesses identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006 have not been remediated. As a result, management was unable to conclude that our disclosure controls and procedures were effective as of June 30, 2007.

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

We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms or we may expand the senior credit facility we entered into on October 2, 2006 to fund future acquisitions and for general corporate purposes. However, we have not been in compliance with the terms of that credit facility as a result of our failure to timely file our annual and quarterly financial statements, and we can provide no assurance that the lender would agree to extend additional or continuing credit under that facility. We believe that, with the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2007, we are no longer in default under this facility.

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

Our outstanding borrowings on our Credit Facility of $40.0 million as of June 30, 2007 are subject to changes in short-term interest rates. If interest rates increase in the future, there can be no assurance that future increases in interest expense will not reduce our overall profitability.

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