Form 10-Q
period 2007-09-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2007-11-09
CIK 1069258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
(858) 812-7300

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

        As of October 26, 2007, 74,196,924 shares of the registrant's common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 31, 2006	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$5.4	$6.2
Restricted cash	1.0	—
Accounts receivable, net	59.3	47.4
Income taxes receivable	2.6	2.0
Prepaid expenses	2.1	2.8
Notes receivable	—	2.7
Other current assets	3.4	5.0
Current assets of discontinued operations	67.0	3.3

Total current assets	140.8	69.4
Property and equipment, net	6.1	4.8
Goodwill	129.9	130.4
Other intangibles, net	13.4	11.3
Deferred tax assets	6.5	6.2
Investments in unconsolidated affiliates	2.1	2.1
Other assets	1.9	7.3
Non current assets of discontinued operations	37.0	—

Total assets	$337.7	$231.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16.4	$16.5
Accrued expenses	5.0	9.8
Accrued compensation	6.4	7.3
Line of credit	51.0	1.0
Billings in excess of costs on uncompleted contracts	4.0	3.8
Deferred tax liabilities	1.3	8.0
Accrual for contingent acquisition consideration	9.8	5.9
Accrual for unused office space	0.8	1.1
Capital lease obligations	0.4	—
Other current liabilities	0.0	4.1
Current liabilities of discontinued operations	49.5	9.0

Total current liabilities	144.6	66.5
Accrual for unused office space, net of current portion	1.8	1.6
Other liabilities	2.9	3.4
Non current liabilities of discontinued operations	1.3	1.2

Total liabilities	150.6	72.7
Commitments and contingencies (Notes 5, 6, 7, 9 and 13)
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 10,000 shares outstanding at December 31, 2006 and September 30, 2007, (liquidation preference $5.0 million)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 73,883,950 shares and 74,061,650 issued and outstanding at December 31, 2006 and September 30, 2007, respectively	—	—
Additional paid-in capital	391.7	392.8
Accumulated deficit	(204.6)	(234.0)

Total stockholders' equity	187.1	158.8

Total liabilities and stockholders' equity	$337.7	$231.5

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues	$36.9	$47.5	$104.0	$144.3
Cost of revenues	29.1	39.3	82.9	121.3

Gross profit	7.8	8.2	21.1	23.0
Selling, general and administrative expenses	8.5	8.9	24.8	28.8
Impairment and restructuring charges	—	1.2	—	1.2
Stock option investigation and related fees	—	6.5	—	13.0

Operating loss	(0.7)	(8.4)	(3.7)	(20.0)
Other income (expense), net:
Interest income (expense), net	0.1	0.1	0.5	0.1
Other income (expense), net	(0.1)	—	(0.1)	0.7

Total other income, net	0.0	0.1	0.4	0.8

Loss before income taxes	(0.7)	(8.3)	(3.3)	(19.2)
Provision (benefit) for income taxes	0.1	0.4	(1.0)	0.9

Loss from continuing operations	(0.8)	(8.7)	(2.3)	(20.1)
Income (loss) from discontinued operations	(0.1)	(4.7)	0.0	(9.2)

Net loss	$(0.9)	$(13.4)	$(2.3)	$(29.3)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.12)	$(0.03)	$(0.27)
Income (loss) from discontinued operations	(0.00)	(0.06)	0.00	(0.13)

Net loss	$(0.01)	$(0.18)	$(0.03)	$(0.40)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.12)	$(0.03)	$(0.27)
Income (loss) from discontinued operations	(0.00)	(0.06)	0.00	(0.13)

Net loss	$(0.01)	$(0.18)	$(0.03)	$(0.40)

Weighted average common shares outstanding:
Basic	73.9	74.1	73.3	74.0
Diluted	73.9	74.1	73.3	74.0

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended September 30,
	2006	2007
Operating activities:
Net loss	$(2.3)	$(29.3)
(Income) loss from discontinued operations	(0.0)	9.2

Loss from continuing operations	(2.3)	(20.1)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	3.0	3.6
Asset impairment	—	0.2
Write-off and disposal of fixed assets	—	0.4
Deferred income taxes	(0.6)	7.0
Stock-based compensation	1.4	0.3
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(2.9)	11.8
Prepaid expenses	(0.9)	(0.6)
Other assets	(1.4)	(6.3)
Accounts payable	0.7	0.1
Accrued expenses	6.0	0.6
Accrued compensation	0.2	0.9
Accrual for unused office space	(0.4)	0.1
Accrued contingent acquisition consideration	0.1	0.4
Billings in excess of costs on uncompleted contracts	(0.2)	(0.2)
Other liabilities	2.3	6.7

Net cash provided by continuing operations	5.0	4.9

Investing activities:
Cash paid for contingent acquisition consideration	(8.3)	(6.2)
Proceeds from release of restricted cash	—	1.0
Proceeds from the disposition of discontinued operations	9.3	57.7
Capital expenditures	(1.7)	(1.1)

Net cash provided by (used in) investing activities from continuing operations	(0.7)	51.4

Financing activities:
Borrowings under line of credit	12.0	8.0
Repayment under line of credit	(4.0)	(58.0)
Repayment of capital lease obligations	(0.2)	(0.4)

Net cash provided by (used in) financing activities from continuing operations	7.8	(50.4)

Net cash flows of continuing operations	12.1	5.9
Cash flows of discontinued operations
Operating cash flows	(7.5)	(3.6)
Investing cash flows	(4.9)	(1.5)
Financing cash flows	0.5	—
Effect of exchange rates on cash and cash equivalents	1.2	—

Net cash flows of discontinued operations	(10.7)	(5.1)

Net increase in cash and cash equivalents	1.4	0.8
Cash and cash equivalents at beginning of period	7.7	5.4

Cash and cash equivalents at end of period	$9.1	$6.2

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0.4	$2.0

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

(a)
Description of Business

        Kratos Defense & Security Solutions, Inc. ("Kratos" or "the Company") was initially incorporated in the state of New York on December 19, 1994 as Wireless Facilities, Inc. ("WFI"), commenced operations in March 1995 and was reincorporated in Delaware in 1998. Kratos historically conducted business in three segments: Wireless Network Services ("WNS"), Government Network Services ("GNS") and Enterprise Network Services ("ENS"). Kratos was an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through WNS, the U.S. government through GNS, and enterprise customers through ENS.

        In 2006 and 2007, the Company undertook a transformation strategy that culminated in the divestiture in 2007 of its wireless-related businesses and chose to aggressively pursue business with the federal government, primarily the U.S. Department of Defense, through strategic acquisition. See Note 6, Significant Transactions. The Company's divestiture of its European wireless engineering services business which was discontinued and held for sale in December 2006 was completed in March 2007. In addition, the Company's divestiture of its domestic wireless engineering services business was completed on June 4, 2007 and the Company's divestiture of its wireless deployment services business was completed on July 24, 2007. Accordingly, the accompanying financial statements reflect the domestic wireless engineering services business divestiture as of June 4, 2007 and the results of operations through the date of divestiture are reflected as discontinued operations in the accompanying statements of operations. Similarly, the accompanying financial statements reflect the Company's divestiture of its wireless network deployment business as of July 24, 2007, and the results of operations through the date of divestiture are reflected as discontinued operations in the accompanying financial statements.

        As a result of the divestment of the Company's wireless related assets and businesses in 2007, the Company changed its corporate name to Kratos Defense & Security Solutions, Inc. on September 12, 2007. The name was changed to reflect the Company's revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies and reflects the Company's business going forward. All previous financial statements prior to September 12, 2007 were issued under the Company's previous name, Wireless Facilities, Inc.

(b)
Basis of Presentation

        The information as of September 30, 2007, and for the three and nine months ended September 30, 2006 and 2007 is unaudited. The consolidated balance sheet as of December 31, 2006 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's annual consolidated financial statements for the year ended December 31, 2006, filed on Form 10-K

September 11, 2007 with the United States Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(c)
Principles of Consolidation

        The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all inter-company transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the "Company."

        Investments in unconsolidated affiliates are accounted for using the cost method as the Company owns less than 20% and the Company has no significant influence over the affiliates.

(d)
Fiscal Year

        The Company's fiscal year end is on the last day of the year, December 31st. The interim fiscal periods are on the last day of the calendar month of each quarter.

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

        Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion and profit margin must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates and the differences could be material.

        Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company's then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company's estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the quarter ended September 30, 2007.

        Under the terms of substantially all of the Company's fixed price contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks are reflected in the Company's ongoing periodic assessment of the "total contract value" and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2006 and September 30, 2007 were $23.6 million and $24.6 million, respectively. Approximately, $0.2 million and $5.9 million of the unbilled receivables as of December 31, 2006 and September 30, 2007, respectively, are expected to be collected after one year as they are related to future milestone payments and retainages. Retainages receivable which are included in net unbilled accounts receivable are $0.5 million and $0.6 million as of December 31, 2006 and September 30, 2007, respectively, and $0.3 million and $0.4 million of this balance for the periods ended December 31, 2006 and September 30, 2007, respectively, are expected to be collected after one year. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of September 30, 2007, approximately $0.5 million of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received. Included in accounts receivables are certain amounts that the Company is currently in settlement discussions with customers that are subject to arbitration proceedings in accordance with the contractual arrangements with those customers. The total amounts subject to these proceedings is approximately $3 million as of September 30, 2007. The Company believes that all the costs incurred related to these amounts are recoverable under the terms of these contracts. However, in the event the Company is unsuccessful in these arbitration proceedings, there could be further write-downs of the amounts recorded.

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

        Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. The Company records the fee as costs are incurred. Under time and materials contracts, the Company is reimbursed for labor hours at negotiated hourly billing rates and is reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Under certain of the Company's contractual arrangements, the Company may also recognize revenue for out-of-pocket expenses in accordance with EITF 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

        Under certain of its contracts, the Company provides supplier procurement services and materials for its customers. The Company records revenue on these arrangements on a gross or net basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," depending on the specific circumstances of the arrangement. The Company considers the following criteria, among others, for recording revenue on a gross or net basis:

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

(f)
Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market and are included in other current assets in the accompanying balance sheets. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 31, 2006 and September 30, 2007, the Company had $1.6 million and $1.9 million, respectively, of inventories which were reflected in Other Current Assets of continuing operations on the Consolidated Balance Sheets.

(g)
Use of Estimates

        The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that we have used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

(h)
Reclassifications

        The accompanying statements of cash flows separately reflect the operating, investing and financing portions of the cash flows attributable to the Company's discontinued operations for each of the periods presented. These amounts were reported on a combined basis as a single amount in prior statements of cash flows. In addition, the balance sheets and statements of operations have been reclassified to present the discontinued operations.

Note 2. Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

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

        Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

        In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company's consolidated financial statements.

Note 3. Stockholders' Equity

Stock-based Compensation

        The Company had the following three stock option plans under which shares were available for grant at September 30, 2007: the 1999 Equity Incentive Plan (the "1999 Plan"), the 2000 Non-Statutory Stock Option Plan (the "2000 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan").

        On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (the "RSU Agreement") to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Plan. Each RSU represents the right to receive a share of common stock (a "Share") on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under the RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Of the shares granted in the first nine months of 2007, the vesting periods ranged from 11 months to 10 years with accelerated vesting occurring upon a change in control or termination. Upon exercise of the RSU, the Company issues new shares of stock.

  The following table summarizes the Company's Restricted Stock Unit activity:

(Shares in Thousands)	Restricted Stock Units (000's)	Weighted- Average Grant-Date Fair Value
Outstanding, beginning of year	—	$—
Grants	2,676	2.30
Exercises	170	2.36
Cancellations/Forfeitures	—	—

Outstanding restricted stock units, September 30, 2007	2,506	$2.30

        Effective January 2007, for various business reasons, the Company discontinued issuing stock option grants as a form of incentive compensation in lieu of other equity-based incentives. Prior to that time, the Company issued stock option grants as a form of incentive compensation.

        The following table shows the amounts recognized in the financial statements for the three and nine months ended September 30, 2006 and 2007 for share-based compensation expense related to employees (in millions, except per share data). The share based compensation expense for the three and nine months ended September 30, 2006 relates to stock option grants and the compensation expense for the three and nine months ended September 30, 2007 primarily relates to the grant of restricted stock units. All outstanding restricted stock unit grants as of September 30, 2007 were unvested.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2007	2006	2007
Cost of revenues	$0.0	$(0.0)	$0.3	$0.0
Selling, general and administrative	0.4	0.1	1.1	0.4

Total cost of employee share-based compensation included in loss from continuing operations, before income tax	0.4	0.1	1.4	0.4
Provision (benefit) for income taxes	0.0	—	—	—

Amount increasing loss from continuing operations	0.4	0.1	1.4	0.4
Amount charged against income (loss) from discontinued operations	0.3	0.3	0.9	0.7

Amount increasing net loss	$0.7	$0.4	$2.3	$1.1

Total impact on net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

        The expense for 2007 is primarily related to restricted stock units that were granted in the first quarter of 2007. In addition, for the three and nine months ended September 30, 2006 and 2007, there were no incremental tax benefits from stock options exercised in those periods.

        Total unrecognized compensation cost related to unvested stock options at September 30, 2007 was approximately $25,000, which is expected to be expensed over a weighted average period of 1.2 years. Total unrecognized compensation cost related to unvested RSU's at September 30, 2007 was $5.1 million which is expected to be expensed over a period of 9.3 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $2,000 and $182,000, respectively, and for the three and nine months ended September 30, 2007 was zero and $3,000, respectively. The total fair value of RSU's vested for the three and nine months ended September 30, 2007 was zero and $0.3 million, respectively.

        Changes in stockholders' equity for the nine months ended September 30, 2007 were as follows (in millions):

Balance at December 31, 2006	$187.1
Net loss	(29.3)
Cumulative effect adjustment upon adoption of FIN No. 48 (Note 5)	(0.1)
Share-based compensation expense	1.1

Balance at September 30, 2007	$158.8

Note 4. Net Income Loss Per Common Share

        The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The Company adopted EITF No. 03-6 "Participating Securities and the Two-Class Method Under FASB Statement No. 128" on January 1, 2006. In accordance with EITF No. 03-6, the Company determined that its Series B Convertible Preferred Stock were participating securities and therefore were required to be included in the weighted average basic shares if dilutive. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities. Weighted average shares used to compute basic and diluted net income (loss) per share are presented below (in millions):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2007	2006	2007
Loss from continuing operations	$(0.8)	$(8.7)	$(2.3)	$(20.1)
Income (loss) from discontinued operations	(0.1)	(4.7)	0.0	(9.2)

Net loss	$(0.9)	$(13.4)	$(2.3)	$(29.3)

Shares used in basic per share amounts:
Weighted average common shares outstanding	73.9	74.1	73.3	74.0
Shares used in diluted per share amounts:
Dilutive effect of stock options	—	—	—	—

Dilutive weighted average shares	73.9	74.1	73.3	74.0

Basic net loss per share from continuing operations	$(0.01)	$(0.12)	$(0.03)	$(0.27)
Basic net income (loss) per share from discontinued operations	(0.00)	(0.06)	0.00	(0.13)

Basic net loss per share	$(0.01)	$(0.18)	$(0.03)	$(0.40)

Diluted net loss per share from continuing operations	$(0.01)	$(0.12)	$(0.03)	$(0.27)
Diluted net income (loss) per share from discontinued operations	(0.00)	(0.06)	0.00	(0.13)

Diluted net loss per share	$(0.01)	$(0.18)	$(0.03)	$(0.40)

Anti-dilutive weighted average shares from assumed conversion of Series B Convertible Preferred Stock	1.0	1.0	1.5	1.0
Anti-dilutive weighted average shares from stock options and restricted stock units excluded from calculation	11.9	7.7	12.4	11.5
Average per share market value of common stock	$2.32	$2.26	$3.62	$1.93
Average outstanding stock option exercise price per share	$6.21	$6.39	$6.21	$6.39

Note 5. Income Taxes

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

        Included in the FIN 48 liability of $15.1 million of unrecognized tax benefits at January 1, 2007 are $4.3 million of unrecognized tax benefits related to current liabilities, which if recognized, would impact the effective tax rate. The Company has an additional $10.8 million of unrecognized tax benefits, which if recognized, would also impact the effective tax rate, subject to the Company's ability to recognize the resulting deferred tax asset. Recognition of the resulting deferred tax asset may be offset by an increase in the Company's valuation allowance, resulting in no benefit to the effective tax rate.

        The Company recognizes interest and penalties related to unrecognized tax benefits in provision for income taxes. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

        The Company is subject to taxation in the U.S., various state and foreign tax jurisdictions. The Company's tax years for 2001 and forward are subject to examination by the U.S., foreign and state tax authorities due to the existence of net operating loss carryforwards.

        During the nine months ended September 30, 2007, the Company's liability for unrecognized tax benefits was reduced by $1.4 million to a balance of $3.3 million at September 30, 2007. The reduction was the result of the expiration of the statute of limitations for certain federal, foreign and state tax returns. The recognition of these tax benefits resulted in a credit to the tax provision of $1.2 million through discontinued operations and a reduction to goodwill for $0.2 million.

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

        As of September 30, 2007, the Company had a net deferred tax liability of $1.8 million. The deferred tax assets and liabilities are allocated based upon the underlying asset or liability that produced the deferred taxes. As of September 30, 2007, there were no deferred tax assets or liabilities allocated to discontinued operations.

Note 6. Significant Transactions

(a)
Discontinued Operations—Latin American and South American, EMEA Operations, and WNS Operations

        On December 28, 2006, the Board of Directors of the Company approved a plan to divest portions of the Company's business where critical mass had not been achieved. This plan involved the divestiture of the Company's EMEA operations and its remaining South American operations. We determined that these operations met the criteria to be classified as held for sale. Accordingly, we have reflected these operations as discontinued in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in our financial statements commencing as of and for the year ended December 31, 2006.

        On March 9, 2007, the Company signed a Definitive Agreement with LCC International (LCCI) to sell the Company's EMEA operations in a cash for stock transaction valued at $4 million. The transactions contemplated by the agreement were completed on March 9, 2007 resulting in a gain on disposition of approximately $3.3 million recorded in the first quarter of 2007.

        On April 20, 2007, the Company entered into an Equity Purchase Agreement to sell all of the issued and outstanding equity of its interests of its wholly owned subsidiary WFI Brazil Techlogia en Telecomunicaciones LTDA, to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25 percent of net receivables collected subsequent to the closing date. The Company recorded an impairment charge of approximately $5.2 million as of December 31, 2006 to reduce the current carrying value of the Brazil operations to their estimated fair value based upon current indications of interest. In the second quarter of 2007, when this business was sold, a gain on disposition of $0.2 million was recorded primarily due to lower than expected selling costs.

        On May 29, 2007, the Company entered into an Asset Purchase Agreement (the "Acquisition Agreement") with LCCI pursuant to which the Company agreed to sell to LCCI all of the assets used in the conduct of the operation of the Company's Wireless Network Services business segment that provides engineering services to the non-government wireless communications industry in the United States on the terms set forth in the Acquisition Agreement, subject to the satisfaction of certain closing conditions. The Board of Directors of each of the Company and LCCI approved the Acquisition and the Acquisition Agreement.

        The aggregate consideration paid by LCCI in connection with the Acquisition was $46 million, subject to certain adjustments. Pursuant to the terms of the Acquisition Agreement, LCCI delivered a subordinated promissory note for the principal amount of $21.6 million (the "Subordinated Promissory Note"), subject to working capital adjustments, and paid $17 million in cash at the closing, and the Company has retained an estimated $7.4 million in net accounts receivable of the Business, subject to working capital adjustments. The transaction was completed on June 4, 2007.

        On July 5, 2007, the Company announced that it had sold the $21.6 million Subordinated Promissory Note in a transaction arranged by KeyBanc Capital Markets ("KeyBanc"). The Company received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million, which includes a $0.75 million fee to KeyBanc, an affiliate of the Company's lender. The note was acquired by a fund affiliated with Silver Point Capital, L.P. ("Silver Point"). The Company did not provide any guaranty for LCCI's payment obligations. Certain post closing adjustments that, under the terms of the sale of the U.S. Wireless Engineering business were expected to be made to the principal amount of the Note, may instead be made by payments between Kratos and LCCI, or between Silver Point and the Company, as applicable.

        On August 10, 2007, in accordance with the terms of the Acquisition Agreement, the Company provided the closing balance sheet working capital calculation, which indicated a $2.6 million working capital adjustment was due to the Company as an increase to the balance of the Subordinated Promissory Note. LCCI had thirty days to review the calculation and notify the Company of any dispute. The Company and LCCI have agreed to a final working capital calculation of $2.4 million. This amount is presented as part of notes receivable in the consolidated balance sheet as of September 30, 2007.

        On July 7, 2007, the Company entered into a definitive agreement with an affiliate of Platinum Equity to sell the Company's Wireless Deployment business. Platinum is a Los Angeles based private equity firm whose portfolio includes service and distribution businesses in a number of market sectors. The total consideration for the acquisition is $24 million including $18 million in cash at closing, subject to post closing working capital adjustments, and an aggregate $6 million in a three-year earn-out arrangement through 2010. The deal includes a Transition Services Agreement for the transition of certain services for a period of nine months. The assets sold to an affiliate of Platinum Equity include all of the Company's Wireless Deployment business, and the Wireless Facilities name. The transaction closed on July 24, 2007.

        On September 25, 2007, in accordance with the terms of the Acquisition Agreement, the Company provided the working capital calculation to Platinum Equity, which indicated a $3.1 million working capital adjustment was due to Platinum primarily due to cash collected on accounts receivables by the Company prior to the close of the transaction that exceeded the Company's previous estimate of working capital to be delivered to Platinum. In addition, there is approximately $1.0 million of potential additional working capital adjustments pending the final settlement of a customer contract termination issue. Platinum is currently in the process of reviewing the Company's working capital calculation. The Company expects to pay the $3.1 million working capital adjustment to Platinum in November 2007 and is working with Platinum regarding the treatment of the $1.0 million in potential working capital adjustments related to the customer contract termination issue, as well as any other adjustments that Platinum may propose following completion of its review of the working capital computation. As of September 30, 2007, the balance of $4.1 million has been reflected in other current liabilities in the accompanying consolidated balance sheets.

        The Company determined that the U.S. engineering and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007. Accordingly, the Company has reflected these operations as discontinued and assessed these assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company determined that the assets of the U.S. deployment operations were impaired and recorded an impairment charge of approximately $13.4 million in the first quarter of 2007. The fair value of the assets was determined by utilizing the sale price less estimated costs to sell the business. The Company recorded a gain in discontinued operations from the sale of the U.S. engineering operations of

$14.8 million in the second quarter of 2007. Upon the divestiture of the deployment business on July 24, 2007, the Company recorded a loss from disposal of $1.9 million, reflecting the closing working capital adjustment and final closing balance sheet. In addition, the Company recorded a charge in the third quarter of 2007 for an excess facility accrual of approximately $1.1 million related to certain facility leases of Deployment field offices that were not assumed by Platinum.

        The determination that the U.S. engineering business and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007 was also a triggering event under SFAS 142 Goodwill and Other Intangible Assets ("SFAS 142") that resulted in an accelerated review of the Company's goodwill and intangibles assets with indefinite lives. In accordance with SFAS 142, the Company allocated the goodwill for the WNS reporting unit based upon the fair value of the engineering business and the deployment business. The fair values used were based upon market information obtained as a result of the sale of the businesses. This resulted in an impairment charge of approximately $7.2 million related to goodwill for this reporting unit which was recorded in the first quarter of 2007.

        In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the three and nine month periods ended September 30, 2007, interest expense allocated to discontinued operations was approximately $0.1 million and $2.2 million, respectively. During the three and nine month periods ended September 30, 2006, no interest expense was allocated to discontinued operations as the Company entered into its current credit agreement on October 2, 2006.

        The following table presents the revenue of discontinued operations (in millions):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2007	2006	2007
Latin America and South America	$1.5	$—	$13.2	$2.2
EMEA	4.5	—	13.0	3.1
U.S. wireless engineering	15.5	—	52.0	20.7
U.S. wireless deployment	25.6	6.1	77.8	59.7

Revenue of discontinued operations	$47.1	$6.1	$156.0	$85.7

        The following table presents the net income (loss) before tax of discontinued operations (in millions):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2007	2006	2007
Latin America and South America	$(0.5)	$—	$(0.8)	$(0.3)
EMEA	(0.7)	—	(1.3)	2.5
U.S. wireless engineering	0.1	—	2.3	11.0
U.S. wireless deployment	1.3	(4.4)	1.4	(23.2)

Net income (loss) before tax of discontinued operations	$0.2	$(4.4)	$1.6	(10.0)

        The following table presents the net income (loss) of discontinued operations (in millions):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2007	2006	2007
Latin America and South America	$(0.6)	$(0.3)	$(1.6)	$0.5
EMEA	(0.7)	—	(1.3)	2.5
U.S. wireless engineering	—	—	1.3	11.0
U.S. wireless deployment	1.2	(4.4)	1.6	(23.2)

Net income (loss) of discontinued operations	$(0.1)	$(4.7)	$0.0	$(9.2)

        Total tax expense for discontinued operations was $0.3 million for the three months ended September 30, 2006 and 2007, respectively. The tax expense of $0.3 million for the three months ended September 30, 2007 for discontinued operations relates to interest and foreign currency translation adjustments on liabilities for uncertain tax positions for which the Company remains liable. Total tax expense for discontinued operations was $1.6 million for the nine months ended September 30, 2006 and total tax benefit was $0.8 million for discontinued operations for the nine months ended September 30, 2007. The $0.8 million tax benefit for the nine months ended September 30, 2007 included an income tax benefit of $1.2 million due to a reduction of a FIN 48 liability relating to uncertain tax positions in tax years for which the statute of limitations expired during the first quarter of 2007.

        The net loss of discontinued operations for the three months ended September 30, 2007 included a loss of $1.9 million related to the final closing balance sheet and working capital adjustment from the sale of deployment to Platinum in July, 2007 and a $1.1 million excess facility accrual related to deployment field office leases that were not assumed by Platinum.

        The net loss of discontinued operations for the nine months ended September 30, 2007 included a $3.3 million gain from the sale of our EMEA operation to LCCI, which was completed in March 2007; a $14.8 million gain from the sale of the engineering business to LCCI in May 2007; a total impairment charge of $20.6 million related to an impairment of $13.4 million for net assets and $7.2 million related to an impairment of goodwill of the deployment operations; a loss of $1.9 million related to the final closing balance sheet and working capital adjustment from the sale of deployment to Platinum in July, 2007 and a $1.1 million excess facility accrual related to deployment field office leases that were not assumed by Platinum.

        Following is a summary of the assets and liabilities of discontinued operations as of December 31, 2006 and September 30, 2007 (in millions) for each of the operations:

	December 31, 2006
	Latin and South America	EMEA	Engineering	Deployment	Total
Cash	$1.6	$1.4	$—	$—	$3.0
Accounts receivable, net	3.5	3.7	15.0	41.5	63.7
Other current assets	1.6	0.8	0.3	2.2	4.9
Impairment allowance	(4.3)	(0.3)	—	—	(4.6)

Current assets of discontinued operations	$2.4	$5.6	$15.3	$43.7	$67.0

Property, plant and equipment	$0.4	$0.9	$2.0	$5.8	$9.1
Goodwill	—	—	18.3	7.2	25.5
Deferred tax assets	2.1	—	—	0.7	2.8
Impairment allowance	(0.4)	—	—	—	(0.4)

Non-current assets of discontinued operations	$2.1	$0.9	$20.3	$13.7	$37.0

Accounts payable	$0.4	$0.5	$1.0	$9.5	$11.4
Accrued expenses	2.2	2.5	6.1	11.3	22.1
Billings in excess of cost on completed contracts	0.2	0.1	1.0	2.4	3.7
Income taxes payable	2.6	0.3	0.7	—	3.6
Deferred tax liabilities	2.1	—	0.3	5.9	8.3
Other current liabilities	—	0.4	—	—	0.4

Current liabilities of discontinued operations	$7.5	$3.8	$9.1	$29.1	$49.5

Non-current liabilities of discontinued operations	$0.2	$—	$1.1	$—	$1.3

	September 30, 2007
	Latin and South America	EMEA	Engineering	Deployment	Total
Cash	$0.2	$—	$0.1	$—	$0.3
Accounts receivable, net	—	—	2.6	—	2.6
Other current assets	—	—	—	0.4	0.4

Current assets of discontinued operations	$0.2	$—	$2.7	$0.4	$3.3

Accounts payable	$—	$—	$0.1	$—	$0.1
Accrued expenses	0.3	—	2.2	2.7	5.2
Income taxes payable	2.2	0.3	0.8	—	3.3
Other current liabilities	0.4	—	—	—	0.4

Current liabilities of discontinued operations	$2.9	$0.3	$3.1	$2.7	$9.0

Non-current liabilities of discontinued operations	$0.2	$—	$0.3	$0.7	$1.2

Note 7. Acquisitions

        The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the nine months ended September 30, 2007, (in millions):

Government Network Services
Goodwill
Balance as of December 31, 2006	$129.9
MRC acquisition purchase price adjustment	0.4
Adjustment related to the adoption of FIN48	0.1

Balance as of September 30, 2007	$130.4

	December 31, 2006			September 30, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Intangible Assets
Acquired finite-lived intangible assets
Customer relationships	$10.0	$(1.6)	$8.4	$10.0	$(2.4)	$7.6
Contracts and backlog	7.5	(2.8)	4.7	7.5	(3.9)	3.6
Non-compete agreements	1.3	(1.1)	0.2	1.3	(1.2)	0.1
Trade names	0.4	(0.3)	0.1	0.4	(0.4)	0.0

Total	$19.2	$(5.8)	$13.4	$19.2	$(7.9)	$11.3

        Consolidated amortization expense related to intangible assets subject to amortization was $0.4 million and $0.7 million for the quarters ended September 30, 2006 and 2007, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $1.3 million and $2.1 million for the nine months ended September 30, 2006 and 2007, respectively.

Madison Research Corporation

        On October 2, 2006 the Company acquired Huntsville, Alabama based Madison Research Technology Corporation ("MRC") as part of the Company's Government Network Services business. MRC offers a broad range of technical, engineering and IT solutions, and has developed core competencies in weapons system lifecycle support, integrated logistics, test and evaluation, commercial-off-the-shelf software and hardware selection and implementation, software development and systems lifecycle maintenance.

        The purchase price was approximately $73.8 million, including a working capital adjustment of $4.6 million and transaction costs of $0.2 million, and is subject to certain post-closing adjustments. The Company paid $62.1 million at closing, the working capital adjustment of $4.6 million was paid in April 2007 and the remaining $6.9 million was held back to secure the Company's indemnity rights and will be released, subject to indemnity rights, in installments following 6, 12, and 18 months from the date of close. In April 2007, $1.5 million of the holdback was released and paid to the former shareholders of MRC. The Company entered into a new $85 million credit facility with KeyBank

National Association ("KeyBank") to fund the acquisition, which replaced the Company's previous credit facility of $15 million. Refer to Note 9 for further discussion. The results of operations of MRC have been included in the Company's consolidated statement of operations for the period from the acquisition date of October 2, 2006 in the Company's fourth quarter of 2006.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Pro forma revenues	$50.7	$150.7
Pro forma net loss	(3.0)	(6.2)
Basic pro forma net loss per share	$(0.04)	$(0.08)
Diluted pro forma net loss per share	$(0.04)	$(0.08)

Contingent Acquisition Consideration

        In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable. A summary of the contingent acquisition consideration as of December 31, 2006 and September 30, 2007 is summarized in the following table. The balance as of December 31, 2006 and September 30, 2007 is comprised of $9.8 million and $5.9 million, respectively, classified in accrued contingent acquisition consideration and $1.8 million and zero, respectively, classified in other long term liabilities.

Summary of Contingent Acquisition Consideration (in millions)

MRC
Balance as of December 31, 2006	$11.6
Interest payable accrual	0.3
Adjustment for tax receivable	0.2
Payments	(6.2)

Balance as of September 30, 2007	$5.9

Note 8. Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss).

        The components of comprehensive income (loss) are as follows (in millions):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2007	2006	2007
Net loss	$(0.9)	$(13.4)	$(2.3)	$(29.3)
Foreign currency translation adjustment/reclassification	0.2	—	1.4	—

Comprehensive loss	$(0.7)	$(13.4)	$(0.9)	$(29.3)

Note 9. Notes Payable and Other Financing Arrangements

Credit Agreement

        On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association ("KeyBank") to provide a $15.0 million senior credit facility. KeyBank was designated as the sole arranger and sole book manager. The facility had a three-year term and could have been expanded to a $60.0 million facility. The Company used the facility for general corporate purposes and to fund acquisitions. On October 2, 2006, the Company entered into a new credit agreement with Key Bank to provide an $85 million senior credit facility, which replaced the Company's existing $15 million senior credit facility. The facility has a 5 year term with principal due in 2011 and interest payable on a monthly basis. At the Company's option, interest is payable at the London Interbank Offer Rate plus 1.75-3.50%, or at the prime rate plus 0.30-0.75%, with either option adjusted quarterly based on the Company's total net debt-to-EBITDA ratio. The Company used the facility to fund its acquisition of Madison Research Corporation (MRC) and for general corporate purposes. The terms of the new credit agreement require the Company to provide certain customary covenants for a credit agreement, including certain financial covenants, computed as defined by the terms of the agreement. These financial covenants include a maximum total net debt leverage ratio of 3.50 as of September 30, 2007 and thereafter, a minimum liquidity ratio of 1.10 to 1.00, and a minimum fixed charge coverage ratio of 1.25 to 1.00. The facility is collateralized by all the assets of the Company.

        The facility contains customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults. As of June 30, 2007, the Company was in technical default of this agreement as it had not yet filed its Form 10-K and 2006 audited financial statements. On April 6, 2007, the Company entered into an amendment to the credit agreement whereby Key Bank waived this technical default and provided an extension through April 30, 2007 for filing its Report on Form 10-K and 2006 audited financial statements. On June 1, 2007, the Company entered into a second amendment to the credit agreement whereby Key Bank extended the original waiver for filing its Report on Form 10-K and 2006 audited financial statements and the quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through

September 30, 2007 and reduced the total facility to $50 million to reflect the net pay downs of the revolving line of credit resulting from the divestiture of its EMEA business in March 2007 and the divesture of its domestic engineering business. In addition, the second amendment provides for the further reduction of its credit facility to $35 million effective upon receipt of principal payments under the note received from the buyer of the domestic engineering business, which occurred on July 3, 2007. On September 28, 2007, the Company received an additional waiver from Key Bank extending the waiver for filing its quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through October 19, 2007 and changing the minimum liquidity ratio for the period ended September 30, 2007 from 1.35 to 1.10. As of September 30, 2007, the Company was in compliance with the amended covenants.

        As of September 30, 2007, the Company's outstanding balance on the facility was $1.0 million, reflecting the pay down of the Company's outstanding debt with the proceeds from the divestitures of its wireless network businesses. The weighted average interest rate was 7.4%.

        On November 5, 2007, the Company announced that it executed a definitive agreement to acquire privately-held Haverstick Consulting, Inc. for a purchase price of $90 million in cash and stock, which includes the satisfaction of approximately $35 million of Haverstick's existing debt obligations. The Company is financing the cash portion of the transaction through a secured credit facility arranged by KeyBanc Capital Markets which will replace our existing facility. See Note 15 for further discussion of this transaction. Upon execution of the new credit facility, the Company expects that the remaining unamortized costs incurred related to its existing credit facility of approximately $1.1 million will be charged to interest expense.

        Interest expense was $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2007, respectively, and $0.4 million and $2.5 million for the nine months ended September 30, 2006 and 2007, respectively. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $0.1 million and $2.2 million for the three and nine months ended September 30, 2007, respectively, that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, Significant Transactions. The balance of interest expense of $0.1 million is reflected in the accompanying statements of operations in interest income (expense), net. The amount reported on the accompanying statements of operations is net of interest income of $0.4 million and $0.1 million for the three months ended September 30, 2006 and 2007, respectively, and $0.9 million and $0.3 million for the nine months ended September 30, 2006 and 2007, respectively.

Note 10. Customer Information

        The following table presents our key customers from continuing operations for the periods presented and the percentage of net sales made to such customers (in millions):

	For the Three Months Ended September 30				For the Nine Months Ended September 30
Key Customers	2006		2007		2006		2007
U.S. Army	$0.9	2.4%	$13.3	27.9%	$2.7	2.6%	$36.2	25.1%
U.S. Navy	$9.0	24.4%	$9.3	19.5%	$24.6	23.7%	$27.4	19.0%
FMS	$—	—%	$3.6	7.6%	$—	—%	$13.7	9.5%

        The customers are all part of our Government Services segment. Our top five customers accounted for approximately 45% and 47% of our total revenue for the three and nine months ended September 30, 2006, respectively, and for approximately 64% and 63% of our total revenue for the three and nine months ended September 30, 2007, respectively.

Note 11. Segment Information

        The Company has historically organized its business along service lines to include three reportable segments: Wireless Network Services, Enterprise Network Services and Government Network Services. The Wireless Network Services segment was discontinued in the first quarter of 2007 (see Note 6). Certain income and charges that are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance are categorized as reconciling items in the table below. Unallocated charges are related to corporate expenses previously allocated to the discontinued wireless network services segment prior to the disposal of those businesses, share based compensation charges and related tax adjustments, impairment and restructuring charges and expenses related to the stock option investigation. As a result of the divestitures of the wireless network services businesses in 2007, the corporate expenses allocated to the enterprise network services and government network services businesses has increased in the three and nine months ended September 30, 2007, negatively impacting the operating income (loss) for those continuing operations.

        Revenues and operating income generated by the Company's reporting segments for the three and nine months ended September 30, 2006 and September 30, 2007 are as follows (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues:
Enterprise Network Services	$16.8	$12.7	$42.9	$36.9
Government Network Services	20.1	34.8	61.1	107.4

Total revenues from continuing operations	$36.9	$47.5	$104.0	$144.3

Operating income (loss):
Enterprise Network Services	$0.0	$(1.3)	$(2.4)	$(5.0)
Government Network Services	1.9	0.7	5.8	3.3
Unallocated charges	(2.6)	(7.8)	(7.1)	(18.3)

Total operating loss from continuing operations	$(0.7)	$(8.4)	$(3.7)	$(20.0)

Note 12. Restructuring and Asset Impairment Charges

        The costs in the three and nine months of 2007 of $1.2 million were comprised of $0.8 million for an excess facility accrual for obligations under facility leases that were unfavorably impacted by our recent divestitures of our wireless network services businesses which resulted in unused office space, $0.2 million related to the impairment of leasehold improvements for these facilities and $0.2 million related to an impairment of fixed assets.

Note 13. Related Party Transactions

        On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the previous Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of net proceeds. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share, which was the fair market value of the common stock at the closing, at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock Purchase Agreement had a lock-up provision, which has expired prior to March 5, 2004, on which date 40,000 shares of Series B Convertible Preferred Stock were converted into 4,000,000 shares of the Company's Common Stock. On April 5, 2006, 15,483 shares of Series B Convertible Preferred Stock were converted into 1,548,300 shares of the Company's Common Stock.

        Through September 30, 2007, the Company had received notices from the holders to convert an aggregate number of 80,000 shares of Series B Convertible Preferred Stock into an aggregate 8,000,000 shares of the Company's Common Stock. On September 30, 2007, the total liquidation preference equaled $5.0 million.

        In 2003, in connection with the Company's acquisition of a company in its Enterprise Network Services business, the Company assumed certain facility lease obligations relating to facilities that were owned by the previous shareholders. The lease expense, which approximates $0.1 million and $0.2 million for the three and nine months ended September 30, 2006 and 2007, respectively, is reflected in continuing operations in the consolidated statements of operations.

        In connection with the Company's acquisition of TLA in January 2005, the Company assumed certain facility lease obligations for a facility owned by the previous shareholders. The lease expense, which approximates $0.2 million and $0.6 million for the three and nine months ended September 30, 2006 and 2007, respectively, is reflected in continuing operations in the consolidated statements of operations.

        On February 17, 2006, the Company entered into a definitive agreement to divest all of its operations in Mexico for total approximate cash consideration of $18.0 million subject to adjustments for the closing net asset calculations, with $1.5 million payable in cash on signing of the Equity Purchase Agreement and $16.5 million by means of a secured promissory note payable in installments through December 2006, which approximates the net book value of the operations. The purchaser, Sakoki LLC, is a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with the Company, he was a co-founder of the Company, having served as Chief Executive Officer from inception in 1994 through September 2000 and as a director from inception through April 2002. In addition, as of July 31, 2007, Massih Tayebi owns or controls approximately 8.2% of the total voting power of the Company's capital stock. He is also the brother of Masood Tayebi, who was the Company's Chairman of the Board of Directors until March 6, 2007. Masood Tayebi had no personal financial interest in the transaction and has no role with the entity that has purchased the Mexico Operations. The transaction was approved by the disinterested members of the Company's Board of Directors after consideration of other expressions of interest and an independent valuation analysis.

        The final closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $18.9 million consideration, $1.5 million which was paid on February 17, 2006, with the remaining $17.4 million payable by means of the promissory note in installments through December 31, 2006 with an interest rate of 7.5% per annum. On June 26, 2006, the Company entered into an Addendum with the buyer to finalize the closing net asset calculations, pursuant to which the parties agreed that the resulting total purchase price was $18.9 million. The Addendum also provided for a conditional waiver that permits the purchaser to make the payment due on August 17, 2006 by September 30, 2006, and for the installments due on November 17, 2006 and December 31, 2006 to be made on or before December 29, 2006. Failure to make the payments on such later dates would have resulted in a restoration of the original terms of the note. The first scheduled note payment of $3.3 million was received from the buyer on May 19, 2006, and the second scheduled note payment of $5.5 million was received in installments of $5.2 million on September 29, 2006 and $0.3 million on October 10, 2006. The remaining note receivable balance of $9.5 million which included accrued interest through December 29, 2006, was paid in full on December 29, 2006.

Note 14. Legal Matters

Contingencies

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering ("IPO") violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000 (the "IPO Cases").

        In June 2004, the Issuers (including the Company) executed a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower court's earlier decision certifying as class actions the six IPO Cases designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and Issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit's decision. Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The court has not yet set a deadline for the plaintiffs to file amended complaints in the other IPO lawsuits. Due to the inherent uncertainties of litigation, and because the settlement may not receive final approval from the Court, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies" The Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, as a result of the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the

Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. The Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company's belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the court took the motion under submission without oral argument. Once the court has decided the issue of personal jurisdiction, the Company, along with any remaining individual defendant found subject to the court's jurisdiction, may again move to dismiss the complaint as to them. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company's belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to a Court order and agreement between the parties, the defendants need not respond to the complaint in the Hameed Action until the Court rules on the motion to dismiss for lack of personal jurisdiction currently pending in the 2004 derivative litigation. Once the court in that matter has decided the issue of personal jurisdiction, the parties will meet and confer regarding defendants' response to the Hameed Action. At this time, the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, the Company is not at this time able to estimate the amount or range of possible loss.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits. In October 2007, the parties apprised the court of the status of the federal action and requested the court continue its stay of this action. The Company anticipates that the court will continue to stay this matter and that the court will request the parties file an updated status report in April 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. The Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company's belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. A consolidated class action complaint has not been filed. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss.

Other Litigation

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.3 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.3 million as of September 30, 2007 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California, Alameda County. The suit alleges various violations of the California Labor Code and seeks payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs have agreed to venue for the suit in San Diego County. Based on the Company's research to date, the Company has not concluded that it has any liability in the case. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. The Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        On May 3, 2007, the Company announced that it had a filed a lawsuit against a former employee, Vencent Donlan, who previously served as its stock option administrator and left the Company in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft by Donlan of Company stock options and common stock valued in excess of $6.3 million. The thefts, which appear to have taken place during 2002 and 2003, were discovered through the Company's review of its past practices related to the granting and pricing of employee stock options with the assistance of its outside counsel and forensic computer consultants. The complaint also alleges that Donlan attempted to cover up the scheme by, among other things, deleting entries from the Company's records. The Company promptly reported to the SEC the discovery of the Donlan's theft. The SEC commenced an enforcement action against Donlan, and the U.S. Attorney's Office forwarded a grand jury subpoena to the Company seeking records related to Donlan and the Company's historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against Donlan and his spouse. The U.S. Attorney's Office indicted Donlan for the theft and he plead guilty to federal criminal charges and has been sentenced to 46 months in prison and is currently incarcerated. The Company has cooperated with, and intends to continue to cooperate with both the SEC and the U.S. Attorney's Office on this matter and otherwise. Vencent Donlan and his wife entered into a settlement agreement with the Company on October 5, 2007 turning over substantially all of their assets to the Company in settlement of the damages incurred in the theft. The settlement is awaiting approval by the SEC and, thereafter, by the federal judge overseeing this case. Upon obtaining the approvals, the Company will be free to liquidate the assets.

        In addition to the foregoing matters, from time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Note 15. Subsequent Events

        On November 2, 2007, Kratos Government Solutions, Inc. ("Parent"), a wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Haverstick Consulting, Inc. ("Haverstick"). Pursuant to the Merger Agreement, a wholly-owned subsidiary of Parent shall be merged with and into Haverstick (the "Merger"), and Haverstick shall be the surviving corporation in the Merger and shall continue its corporate existence under the laws of the State of Indiana as a wholly-owned subsidiary of Parent after the Merger. The completion of the Merger is subject to customary closing conditions. The Board of Directors of each of Parent and Haverstick approved the Merger and the Merger Agreement.

        Upon completion of the Merger, all outstanding shares of capital stock of Haverstick will be exchanged for an aggregate consideration equal to approximately 7,480,000 shares of Kratos common stock and $69.5 million in cash, subject to certain adjustments. Approximately 2,858,000 shares of Kratos common stock and $1.2 million in cash shall be withheld as security for satisfaction of certain indemnification obligations and payable over a twenty-one month period following the closing date of the Merger pursuant to the terms of the Merger Agreement.

        The shares of Kratos common stock issued in connection with the Merger will be issued in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the

"Securities Act"), and the rules and regulations promulgated thereunder. Pursuant to the terms of the Merger Agreement, Parent has agreed to use its reasonable best efforts to file a resale registration statement covering the shares issuable in connection with the Merger promptly following the closing date. In the event that the shares of Kratos common stock issued at the closing (the "Closing Stock") are not salable under Rule 144 promulgated under the Securities Act ("Rule 144") or pursuant to an effective registration statement as of the twelve month anniversary of the closing date, holders of the Closing Stock may elect to exchange such shares for a cash amount equal to $2.74 per share in accordance with the terms of the Merger Agreement. Until the date on which the shares of Closing Stock are salable under Rule 144 or pursuant to an effective registration statement, interest shall accrue on the value of the Closing Stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The value of the Closing Stock for purposes of calculating the accrued interest shall be determined in accordance with the terms of the Merger Agreement and the aggregate interest amount shall be payable by Parent in shares of Kratos common stock. Parent shall pay the cash portion of the purchase price with cash to be provided under a $75,000,000 credit facility to be provided by KeyBank Capital Markets ("KeyBank") pursuant to the terms of that certain Facility Letter and Term Sheet by and among Kratos and KeyBank, dated October 24, 2007. Upon execution of the new credit facility, the Company expects that the remaining unamortized costs incurred related to its existing credit facility of approximately $1.1 million will be charged to interest expense.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending by the U.S. Department of Defense, which could cause delays or cancellations of key government contracts; slowdowns in telecommunications infrastructure spending in the United States and globally, which could delay network deployment and reduce demand for our services; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks associated with debt leverage; failure to successfully consummate acquisitions or integrate acquired operations; and competition in the marketplace which could reduce revenues and profit margins.

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

        The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risks Related to Our Business," and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K, for the year ended December 31, 2006 and other reports and filings made with the Securities and Exchange Commission.

Overview

Historical Structure

        In 2006, we were an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government, and enterprise customers.

  Former Operating Segments

        In 2006, we had three operating segments which consisted of our Wireless Network Services ("WNS") segment, our Enterprise Network Services ("ENS") segment, and our Government Network

Services segment, also known as WFI Government Services, Inc. In the first quarter of 2007, we discontinued the WNS segment and all financial information related to this segment has been presented as discontinued operations. For additional information regarding our operating segments, see Note 11 of Notes to Consolidated Financial Statements.

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

  Sale and Discontinuance of Significant Subsidiaries

        In December 2005, our Board made the decision to exit our Mexican operations and certain of our other deployment businesses in South America. Prior to this decision, these operations had been reported in our WNS segment. We determined that these operations met the criteria to be classified as held for sale. Accordingly, we reflected these operations as discontinued in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in our financial statements as of and for the year ended 2005. The other South American operations were substantially shut down as of the end of December 2005.

        On February 17, 2006, we entered into an Equity Purchase Agreement to sell all of the stock of our wholly owned subsidiaries (i) WFI de Mexico, S. de R.L. de C.V., (ii) WFI de Mexico, Servicios de Adminstracion, S. de R.L. de C.V., (iii) WFI de Mexico, Servicios de Ingenieria, S. de R.L. de C.V., (iv) WFI Services de Mexico S.A. de C.V., (v) WFI Asesoria en Adminstracion, S.C; and (vi) WFI Asesoria en Telecomunicaciones, S.C. (the "Mexico Operations") to Sakoki LLC. The transaction closed on March 10, 2006.

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

        On December 28, 2006, our Board approved a plan to divest portions of our business where critical mass had not been achieved. This plan involved the divestiture of our EMEA operations and remaining South American operations. We determined that these operations met the criteria to be classified as held for sale. Accordingly, we have reflected these operations as discontinued in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in our financial statements commencing as of and for the year ended December 31, 2006.

        On March 9, 2007, we completed the sale of our EMEA operations to LCC Wireless Engineering Services Limited, a wholly-owned subsidiary of LCC International, Inc. ("LCCI") in a cash for stock transaction valued at $4 million. The sale of EMEA generated a gain of $3.3 million which was recorded in the first quarter of 2007.

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

        On June 4, 2007, the Company completed the sale to LCCI of the assets used in the conduct of the operation of the Company's Wireless Engineering Services portion of the wireless network services segment that provides engineering services to the non-government wireless communications industry in the United States.

        The aggregate consideration in connection with the sale was $46 million, subject to certain adjustments. LCCI delivered a subordinated promissory note for the principal amount of $21.6 million subject to working capital adjustments, and paid $17 million in cash at the closing, and we retained an estimated $7.4 million in net accounts receivable of the business, subject to working capital adjustments.

        On July 5, 2007, we sold the $21.6 million subordinated promissory note taken in the sale of assets to LCCI. We received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million. The note was acquired by a fund affiliated with Silver Point Capital, L.P. We are not providing any guaranty for LCCI's payment obligations. Certain post closing adjustments that, under the terms of the sale of our U.S. Wireless Engineering business are expected to be made to the principal amount of the Note, may instead be made by payments between the Company and LCCI or between Silver Point and the Company as applicable.

        On August 10, 2007, in accordance with the terms of the Agreement, the Company provided the closing balance sheet working capital calculation, which indicated a $2.6 million working capital adjustment was due to the Company as an increase to the balance of the Subordinated Promissory Note. LCCI had thirty days to review the calculation and notify the Company of any dispute. The Company and LCCI have agreed to a final working capital calculation of $2.4 million.

        On July 24, 2007, we completed the sale to an affiliate of Platinum Equity of our Wireless Deployment services portion of the wireless network services segment. The total consideration for the acquisition was $24 million including $18 million in cash at closing, subject to typical post closing working capital adjustments, and an aggregate $6 million in a three-year earn-out arrangement through 2010. The deal includes a Transition Services Agreement for the transition of certain services for a period of six months and the deployment business employees will remain our employees until October 1, 2007; under an employee leasing arrangement with Platinum. The assets sold to an affiliate of Platinum Equity include all of our Wireless Deployment business, and the Wireless Facilities name.

        On September 25, 2007, in accordance with the terms of the Acquisition Agreement, we provided the working capital calculation to Platinum Equity, which indicated a $3.1 million working capital adjustment was due to Platinum primarily due to cash collected on accounts receivables by us prior to the close of the transaction that exceeded our previous estimate of working capital to be delivered to Platinum. In addition, there is approximately $1.0 million of potential additional working capital adjustments pending the final settlement of a customer contract termination issue. Platinum is currently in the process of reviewing our working capital calculation. We expect to pay the $3.1 million working capital adjustment to Platinum in November 2007 and are working with Platinum regarding the treatment of the $1.0 million in potential working capital adjustments related to the customer contract termination issue, as well as any other adjustments that Platinum may propose following completion of its review of the working capital computation. As of September 30, 2007, the balance of $4.1 million has been reflected in other current liabilities in the accompanying consolidated balance sheets.

        We determined that the U.S. engineering and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007. Accordingly, we reflected these operations as discontinued and assessed these assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company determined that the assets of the U.S. deployment operations were impaired and recorded a loss of approximately $13.4 million in the first quarter of 2007. The fair value of the assets was determined by utilizing the sale price less estimated costs to sell the business. We recorded a gain in discontinued operations from the sale of the U.S. engineering operations of $14.8 million in the second quarter of 2007. Upon the divestiture of the deployment business on July 24, 2007, the Company recorded a loss from disposal of $1.9 million, reflecting the closing working capital adjustment and final closing balance sheet. In addition, the Company recorded a charge in the third quarter of 2007 for an excess facility accrual of approximately

$1.1 million related to certain facility leases of Deployment field offices that were not assumed by Platinum.

        The determination that the U.S. engineering business and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007 was also a triggering event under SFAS 142 Goodwill and Other Intangible Assets ("SFAS 142") that resulted in an accelerated review of our goodwill and intangibles assets with indefinite lives. In accordance with SFAS 142, the Company allocated the goodwill for the WNS reporting unit based upon the fair value of the engineering business and the deployment business. The fair values used were based upon market information obtained as a result of the sale of the businesses. This resulted in an impairment of approximately $7.2 million related to goodwill for this reporting unit which was recorded in the first quarter of 2007.

        In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the three and nine month periods ended September 30, 2007 interest expense allocated to discontinued operations was approximately $0.1 million and $2.2 million, respectively. During the three and nine month periods ended September 30, 2006 no interest expense was allocated to discontinued operations as we entered into our current credit agreement on October 2, 2006.

        On November 2, 2007, Kratos Government Solutions, Inc. ("Parent"), our wholly-owned subsidiary entered into an Agreement and Plan of Merger (the "Merger Agreement") with Haverstick Consulting, Inc. ("Haverstick"). Pursuant to the Merger Agreement, a wholly-owned subsidiary of Parent shall be merged with and into Haverstick (the "Merger"), and Haverstick shall be the surviving corporation in the Merger and shall continue its corporate existence under the laws of the State of Indiana as a wholly-owned subsidiary of Parent after the Merger. The completion of the Merger is subject to customary closing conditions. The Board of Directors of each of Parent and Haverstick approved the Merger and the Merger Agreement.

        Upon completion of the Merger, all outstanding shares of capital stock of Haverstick will be exchanged for an aggregate consideration equal to approximately 7,480,000 shares of our common stock and $69.5 million in cash, subject to certain adjustments. Approximately 2,858,000 shares of our common stock and $1.2 million in cash shall be withheld as security for satisfaction of certain indemnification obligations and payable over a twenty-one month period following the closing date of the Merger pursuant to the terms of the Merger Agreement.

        The shares of our common stock issued in connection with the Merger will be issued in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations promulgated thereunder. Pursuant to the terms of the Merger Agreement, Parent has agreed to use its reasonable best efforts to file a resale registration statement covering the shares issuable in connection with the Merger promptly following the closing date. In the event that the shares of our common stock issued at the closing (the "Closing Stock") are not salable under Rule 144 promulgated under the Securities Act ("Rule 144") or pursuant to an effective registration statement as of the twelve month anniversary of the closing date, holders of the Closing Stock may elect to exchange such shares for a cash amount equal to $2.74 per share in accordance with the terms of the Merger Agreement. Until the date on which the shares of Closing Stock are salable under Rule 144 or pursuant to an effective registration statement, interest shall accrue on the value of the Closing Stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The value of the Closing Stock for purposes of calculating the accrued interest shall be determined in accordance with the terms of the Merger Agreement and the aggregate interest amount shall be payable by Parent in shares of our common stock. Parent shall pay the cash portion of the purchase price with cash to be provided under a $75,000,000 credit facility to be provided by KeyBank Capital Markets ("KeyBank") pursuant to the terms of that certain Facility Letter and Term

Sheet by and among Kratos and KeyBank, dated October 24, 2007. Upon execution of the new credit facility, the Company expects that the remaining unamortized costs incurred related to its existing credit facility of approximately $1.1 million will be expensed.

  Transition to New Company Name

        As noted above, the final wireless related divestiture of Kratos's Wireless Deployment business included the sale of the Company's name, Wireless Facilities, Inc. Accordingly, the Company announced on September 12, 2007 the change of its corporate name to Kratos Defense & Security Solutions, Inc. and stock ticker symbol to reflect its new business focus. The Company began trading under its new sticker ("KTOS") on September 17, 2007.

  Description of Business

        A complete description of our business is set forth in our Form 10-K filed with the Securities and Exchange Commission on September 11, 2007.

Current Organization

        Our current organization is consistent with our primary customer sets and strategic focus. We currently have two primary types of target markets for our business operations within our Government Network Services (WGS) segment and our Enterprise Network Services (ENS) segment: federal government; and state, local, municipal and commercial customers. Our WGS business has certain areas of focus and expertise which are defined as: "Communications & Technology," "Technical Resources," and "Engineering Design and Solutions." Our Enterprise Business and our Enterprise Network Services Segment, is focused on State, Local, Municipal and Commercial customers. We maintain regional offices where our primary resources and customers are located.

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

Critical Accounting Principles and Estimates

        For a discussion of our complete critical accounting matters, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2006 Report on Form 10-K under the heading "Critical Accounting Matters."

        Revenue recognition.    We have derived a significant percentage of our revenue from long-term contracts and accounted for these contracts under the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that we will not incur a loss on the project, we may record revenue equal to cost incurred, at zero margin. In the event that our cost incurred to date may be in excess of our funded contract value, we may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, we will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

        Long-lived and Intangible Assets.    We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        Goodwill and Purchased Intangible Assets.    We evaluate our goodwill and intangible assets for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually which we do in the fourth quarter or more frequently if circumstances indicate potential impairment. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. The impairment test is comprised of two steps:

          (1)   A reporting unit's fair value is compared to its carrying value. The carrying values of each reporting unit are determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. If the fair value is less than its carrying value, impairment is indicated;

          (2)   If impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level.

        The fair value of each reporting unit is estimated using discounted cash flow methodology or market information if it is available. The use of the discounted cash flow methodology requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We reassign goodwill using a relative fair value allocation approach.

Comparison of Results for the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2007

        Revenues.    Revenues increased $10.6 million from $36.9 million for the three months ended September 30, 2006 to $47.5 million for the three months ended September 30, 2007. This increase was primarily due to $17.8 million in revenues from MRC, which was acquired in October 2006, partially offset by decreases due to the reduction of one program with quarterly revenues of nearly $1.5 million that was consolidated by one of our Department of Defense ("DOD") customers, as well as, to a lesser degree, other program delays and losses resulting in net reduced revenues of $3.1 million in our other businesses within our Government Network segment. Reductions in our Enterprise Network segments revenue of $4.1 million were primarily related to our exit of the municipal wireless business in the first quarter of 2007.

        Revenues by operating segment for the three months ended September 30, 2006 and 2007 are as follows (in millions):

	2006	2007	$ change	% change
Enterprise Network Services	$16.8	$12.7	$(4.1)	(24.4)%
Government Network Services	20.1	34.8	14.7	73.1

Total revenues	$36.9	$47.5	$10.6	28.7%

        As described in the section "Critical Accounting Principles and Estimates" and in the footnotes to our unaudited consolidated financial statements, a portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete project, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

        Cost of Revenues.    Cost of revenues increased from $29.1 million for the three months ended September 30, 2006 to $39.3 million for the three months ended September 30, 2007 primarily as a result of the increase in MRC revenues. Gross margin during the three months ended September 30, 2007 decreased from 21.1% in the third quarter of 2006 to 17.3%. The decrease in gross margin primarily resulted from an increased mix of Government network services business, which generally reports the classification of cost elements based upon definitions in accordance with government contracting regulations. As a result, cost of revenues in the 2007 periods includes certain cost elements that would otherwise be classified as SG&A expense under a commercial contract arrangement.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased from $8.5 million in the three months ended September 30, 2006 to $8.9 million in the three months ended September 30, 2007, primarily reflecting the increase due to the MRC acquisition. Included in the SG&A for the third quarter of 2006 and 2007 is amortization of purchased intangibles of $0.4 million and $0.7 million, respectively. As a percentage of revenues, SG&A decreased from 23.0% in the third quarter of 2006 to 18.7% in the third quarter of 2007. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 22.0% to 17.3% of revenues for both periods, due partially to the classification of cost elements for the increased mix of government contracts as described above, as well as due to the leverage of the SG&A infrastructure on the increased revenues.

        Stock Option Investigation and Related Fees.    The costs in the third quarter of 2007 of $6.5 million were comprised of legal, accountant and other professional fees related to our Equity Award Review which was completed in September 2007.

        Restructuring and Asset Impairment Charge.    The costs in the third quarter of 2007 of $1.2 million were comprised of $0.8 million for an excess facility accrual for obligations under facility leases that were unfavorably impacted by our recent divestitures of our wireless network services businesses which resulted in unused office space, $0.2 million related to the impairment of leasehold improvements for these facilities and $0.2 million related to an impairment of fixed assets.

        Other Income (Expense), Net.    For the three months ended September 30, 2006 and 2007, net other income was $0.0 million and $0.1 million, respectively. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $0.1 million for the three months ended September 30, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, significant transactions. Consequently, the interest cost recorded in the three months ended September 30, 2007 from the Line of Credit borrowings used to fund the MRC acquisition was allocated to discontinued operations. The other income in 2006 was due to interest income on the Note Receivable relating to the sale of our Mexican subsidiary partially offset by interest expense for the borrowings on the Line of Credit.

        Provision for Income Taxes.    Provision for income taxes increased from a provision of $0.1 million or a negative 14.3% rate on $0.7 million of loss before income taxes in the third quarter of 2006 to a provision of $0.4 million or negative 4.8% on a loss before income taxes of $8.3 million. The tax provision in the third quarter of 2007 was primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets, and miscellaneous state taxes.

        Loss from Discontinued Operations.    Loss from discontinued operations increased from $0.1 million for the three months ended September 30, 2006 to a loss of $4.7 million for the three months ended September 30, 2007. The increase was primarily due to a loss on disposal of $1.9 million on the sale of the Wireless Deployment Services business operations in the third quarter of 2007 as well as a charge for excess facility accrual of approximately $1.1 million related to certain facility leases of Deployment field offices that were not assumed by the buyer.

        Revenues and operating income (loss) generated by these businesses excluding the loss on sale of deployment and the charge for the excess facility accrual, through the date of divestiture and quarter end, were approximately $47.1 million and operating income of $0.2 million, respectively, in the third quarter of 2006 compared to $6.1 million and operating loss of $1.4 million, respectively, in the third quarter of 2007. The decrease year over year was impacted by the divestitures of the wireless network services businesses in 2007; see Note 6 to the Notes to the Consolidated Financial Statements for further discussion of these transactions.

Comparison of Results for the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2007

        Revenues.    Revenues increased 38.8% from $104.0 million for the nine months ended September 30, 2006 to $144.3 million for the nine months ended September 30, 2007. The $40.3 million increase was attributable to an increase of $46.6 million in our government network services segment as a result of $54.7 million of revenues from MRC partially offset by decreases due to the reduction of one program with annualized revenues of nearly $6 million that was consolidated by one of our Department of Defense ("DOD") customers as well as, to a lesser degree, other program delays and losses resulting in reduced revenues of $8.1 million in other businesses within our Government Network segment. Reductions in our Enterprise Network segment of $6.0 million were primarily related to our exit of the municipal wireless business in the first quarter of 2007.

        Revenues by operating segment for the nine months ended September 30, 2006 and 2007 are as follows (in millions):

	2006	2007	$ change	% change
Enterprise network services	$42.9	$36.9	$(6.0)	(14.0)%
Government network services	61.1	107.4	46.3	75.8%

Total revenues	$104.0	$144.3	$40.3	38.8%

        As described in the section "Critical Accounting Principles and Estimates" and in the footnotes to our unaudited consolidated financial statements, a portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

        Cost of Revenues.    Cost of revenues increased from $82.9 million for the nine months ended September 30, 2006 to $121.3 million for the nine months ended September 30, 2007 primarily due to the corresponding aforementioned increase in total revenues. Gross margin decreased from 20.3% of total revenues for the nine months ended September 30, 2006 to 15.9% for the same period in 2007. The decrease in gross margin primarily resulted from an increased mix of Government services business, which generally reports the classification of cost elements based upon definitions in accordance with government contracting regulations. As a result, cost of revenues in the 2007 periods includes certain cost elements that would otherwise be classified as SG&A expense under a commercial contract arrangement.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased from $24.8 million for the nine months ended September 30, 2006 to $28.8 million for the nine months ended September 30, 2007, primarily reflecting the acquisition of MRC. Included in the SG&A for the nine months of 2006 and 2007 is amortization of purchased intangibles of $1.3 million and $2.1 million, respectively. The increase in amortization year over year is also a result of the MRC acquisition. As a percentage of revenues, SG&A decreased from 23.8% in the first nine months of 2006 to 20.0% in the first nine months of 2007, reflecting the leverage of our SG&A infrastructure with increased revenues. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 22.6% to 18.5% of revenues for the first nine months of 2006 and 2007, respectively, due partially to the classification of cost elements for the increased mix of government contracts as described above.

        Stock Option Investigation and Related Fees.    The costs in the first nine months of 2007 of $13.0 million were comprised of legal, accounting and other professional fees related to our Equity Award Review which was completed in September 2007.

        Restructuring and Asset Impairment Charge.    The costs in the nine months of 2007 of $1.2 million were comprised of $0.8 million for an excess facility accrual for obligations under facility leases that were unfavorably impacted by our recent divestitures of our wireless network services businesses which resulted in unused office space, $0.2 million related to the impairment of leasehold improvements for these facilities and $0.2 million related to an impairment of fixed assets.

        Other Income (Expense), Net.    For the nine months ended September 30, 2006, net other income was $0.4 million compared to $0.8 million for the nine months ended September 30, 2007. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $2.2 million for the nine months ended September 30, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, significant transactions. Consequently, the interest cost for the nine months ended September 30, 2007 from the Line of Credit borrowings used to fund the MRC acquisition was primarily allocated to discontinued operations. The other income in 2006 was due to interest on the Note Receivable relating to the sale of our Mexican subsidiary partially offset by interest expense for the borrowings on the Line of Credit. The increase in other income for the nine months ended September 30, 2007 was primarily the result of the sale of assets.

        Provision (benefit) for Income Taxes.    Our effective income tax rate for the nine months ended September 30, 2006 was a 30.3% rate, or a $1.0 million benefit on a loss before taxes of $3.3 million, compared to a negative 4.7% provision rate for the nine months ended September 30, 2007, or a $0.9 million provision on a loss before taxes of $19.2 million. The tax provision in 2007 was primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets, and miscellaneous state taxes.

        Income (loss) from Discontinued Operations.    For the nine months ended September 30, 2006, income of $0.0 million decreased to a loss of $9.2 million for the nine months ended September 30, 2007. The decrease was primarily due to impairment of assets related to the Wireless Deployment business of $13.4 million and an impairment of goodwill related to this business of $7.2 million recorded in the first quarter of 2007 and the $1.9 million loss from the disposal of our deployment business in the third quarter of 2007 and the $1.1 million excess facility accrual recorded in the third quarter of 2007, all partially offset by a gain of $14.8 million on the sale of the Wireless Engineering Services business operations in the second quarter of 2007 and a gain of $3.3 million on the sale of the EMEA business in the first quarter of 2007. Revenues and operating income (loss) generated by these businesses in the first nine months of 2007, through the date of divestitures for these businesses, excluding the impairment of assets and gains (losses) on sales were approximately $85.7 million and an operating loss of $4.5 million, respectively, compared to $156.0 million and operating income of $1.6 million, respectively, in the first nine months of 2006. The decrease year over year was impacted by the divestitures of the wireless network services businesses in 2007; see Note 6 to the Notes to the Consolidated Financial Statements for further discussion of these transactions.

Liquidity and Capital Resources

        Our sources of liquidity include cash and cash equivalents, cash from operations and other external sources of funds. As of September 30, 2007, we had cash and cash equivalents totaling $6.2 million.

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

        Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations was $5.0 million for the nine months ended September 30, 2006 compared to $4.9 million for the nine months ended September 30, 2007.

        Cash used in investing activities from continuing operations was $0.7 million for the nine months ended September 30, 2006 compared to cash provided by investing activities of $51.4 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, investing activities included cash paid of $8.3 million related to contingent consideration related to prior acquisitions, capital expenditures of $1.7 million, partially offset by proceeds received from the disposition of our Mexican discontinued operations of $9.3 million. During the nine months ended September 30, 2007, investing activities included proceeds of $57.7 million from the disposition of our EMEA and domestic wireless network services discontinued operations, offset by capital expenditures of $1.1 million and cash paid of $6.2 million for contingent consideration of prior acquisitions. See Notes 6 and 7 to our unaudited consolidated financial statements for further discussion of our acquisitions and discontinued operations.

        Cash provided by financing activities from continuing operations was $7.8 million for the nine months ended September 30, 2006. The positive cash flow from financing activities for this period consisted primarily of $8.0 million in net borrowings from the Line of Credit (LOC).

        Cash used in financing activities from continuing operations was $50.4 million for the nine months ended September 30, 2007. Borrowings of $8.0 million under the LOC were offset by payments of $58.0 million under the LOC and repayment of capital lease obligations of $0.4 million. The payments on the LOC were made with the proceeds received from the sale of our remaining wireless network services segment.

        Cash used by discontinued operations was $10.7 million for the nine months ended September 30, 2006 and $5.1 million for the nine months ended September 30, 2007.

        Our credit facility contains customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults. As of June 30, 2007, we were in technical default of this agreement as we had not yet filed our Report on Form 10-K and 2006 audited financial statements. On April 6, 2007, we entered into an amendment to the credit agreement whereby KeyBank waived this technical default and provided an extension through April 30, 2007 for filing our Report on Form 10-K and 2006 audited financial statements. On June 1, 2007, we entered into a second amendment to the credit agreement whereby KeyBank extended the original waiver for filing our Report on Form 10-K and 2006 audited financial statements and the quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through September 30, 2007 and reduced the total Facility to $50 million to reflect the net pay downs of the revolving line of credit resulting from the divestiture of our EMEA business in March 2007 and the divesture of our domestic engineering business. In addition, the second amendment provided for the further reduction of our credit facility to $35 million effective upon receipt of principal payments under the note received from the buyer of the domestic engineering business, which occurred on July 3, 2007. On September 28, 2007, we received an additional waiver from KeyBank extending the waiver for filing our quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through October 19, 2007 and changing the minimum liquidity ratio for the period ended September 30, 2007 from 1.35 to 1.10. As of September 30, 2007, the Company's outstanding balance on the facility was

$1.0 million and the weighted average interest rate was 7.4%. As of September 30, 2007 the Company was in compliance with the amended covenants.

        On November 2, 2007, Kratos Government Solutions, Inc. ("Parent"), our wholly-owned subsidiary entered into an Agreement and Plan of Merger (the "Merger Agreement") with Haverstick Consulting, Inc. ("Haverstick"). Pursuant to the Merger Agreement, a wholly-owned subsidiary of Parent shall be merged with and into Haverstick (the "Merger"), and Haverstick shall be the surviving corporation in the Merger and shall continue its corporate existence under the laws of the State of Indiana as a wholly-owned subsidiary of Parent after the Merger. The completion of the Merger is subject to customary closing conditions. The Board of Directors of each of Parent and Haverstick approved the Merger and the Merger Agreement.

        Upon completion of the Merger, all outstanding shares of capital stock of Haverstick will be exchanged for an aggregate consideration equal to approximately 7,480,000 shares of our common stock and $69.5 million in cash, subject to certain adjustments. Approximately 2,858,000 shares of our common stock and $1.2 million in cash shall be withheld as security for satisfaction of certain indemnification obligations and payable over a twenty-one month period following the closing date of the Merger pursuant to the terms of the Merger Agreement.

        The shares of our common stock issued in connection with the Merger will be issued in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations promulgated thereunder. Pursuant to the terms of the Merger Agreement, Parent has agreed to use its reasonable best efforts to file a resale registration statement covering the shares issuable in connection with the Merger promptly following the closing date. In the event that the shares of our common stock issued at the closing (the "Closing Stock") are not salable under Rule 144 promulgated under the Securities Act ("Rule 144") or pursuant to an effective registration statement as of the twelve month anniversary of the closing date, holders of the Closing Stock may elect to exchange such shares for a cash amount equal to $2.74 per share in accordance with the terms of the Merger Agreement. Until the date on which the shares of Closing Stock are salable under Rule 144 or pursuant to an effective registration statement, interest shall accrue on the value of the Closing Stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The value of the Closing Stock for purposes of calculating the accrued interest shall be determined in accordance with the terms of the Merger Agreement and the aggregate interest amount shall be payable by Parent in shares of our common stock. Parent shall pay the cash portion of the purchase price with cash to be provided under a $75,000,000 credit facility to be provided by KeyBank Capital Markets ("KeyBank") pursuant to the terms of that certain Facility Letter and Term Sheet by and among Kratos and KeyBank, dated October 24, 2007. Upon execution of the new credit facility, the Company expects that the remaining unamortized costs incurred related to its existing credit facility of approximately $1.1 million will be charged to interest expense.

        We intend to fund our cash requirements with cash flows from operating activities, and borrowings under our current Senior Credit Facility and future Credit Facilities.

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

        As discussed in Part II, Item 1A, "Risk Factors" section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations, thus limiting our available liquidity and capital resources.

Balance Sheet Changes

        Our total assets have decreased from $337.7 million as of December 31, 2006 to $231.5 million as of September 30, 2007 as a result of the divestiture of our domestic wireless engineering services business on June 9, 2007 and our wireless deployment services business on July 24, 2007. In addition, the impairment of our Wireless Network Services segment goodwill of $7.2 million, the impairment of assets related to our wireless network deployment business of $13.4 million that we recorded in the first quarter of 2007 and the loss on sale of our wireless network deployment business that we recorded in the third quarter of 2007 also had a significant impact on the reduction of total assets between those periods. See Note 6 for a further discussion of these items.

Contractual Obligations and Commitments

        In the fourth quarter of 2006, the Company entered into an $85 million credit facility with KeyBank National Association ("KeyBank") to fund its October 2, 2006 acquisition of Madison Research Technology Corporation (MRC) replacing the Company's previous credit facility of $15 million. MRC was a privately-held technical solutions and services company focused on advanced telecommunications programs, software and IT solutions, product solutions and space programs. The purchase price was approximately $73.8 million and included a $4.6 million working capital adjustment and a $6.9 million holdback to secure the Company's indemnity rights. The Company paid $62.1 million at closing and, in April 2007, the Company paid the $4.6 million working capital adjustment and $1.5 million of the holdback. The remaining holdback of $5.9 million which includes accrued interest will be released, subject to indemnity right, in installments occurring in October 2007, of which $2.8 million was paid on October 3, 2007, with the remaining $3.1 million due in April 2008.

        The weighted average interest rate of the Company's debt was 7.4% and we had drawn $1 million on the facility as of September 30, 2007.

        Other than our normal recurring trade payables, expense accruals, operating and capital leases, and working capital adjustments and purchase holdbacks related to our acquisition of MRC and the working capital adjustments and selling costs related to our sale of the wireless network services deployment business, which are currently expected to be funded through existing working capital and future cash flows from operations and professional fees incurred related to our stock option review and fees expected to be incurred for related inquiries from the Department of Justice, we have no other material commitments. Other future cash requirements may include the payment of certain tax contingencies and potential future acquisitions. We continue to evaluate and use new technology including electronic equipment and software in our business operations. Additional capital expenditure may be required as deemed necessary, in order to stay competitive and effectively service our customers.

Related Party Transactions

        For detailed information regarding related party transactions, see Note 13 to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining the impact of this statement on its consolidated financial statements.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

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

        Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

        In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its credit facility with KeyBank National Association. Based on the Company's average outstanding balances during the nine months ended September 30, 2007 a 1% change in the LIBOR rate would impact the Company's financial position and results of operations by approximately $0.4 million over the next year. We currently do not utilize any derivative financial instruments to hedge interest rate risks. Cash and cash equivalents as of September 30, 2007 were $6.2 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net loss for the nine months ended September 30, 2007.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.

        As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we determined that as of December 31, 2006, there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, the Company's disclosure controls and procedures were not effective as of that date.

        In addition, the Company failed to classify its wireless deployment business as held for sale and discontinued operations as of June 30, 2007 resulting in a material adjustment to the carrying value of the assets of the deployment business. The Company also omitted certain disclosures from the June 30, 2007 financial statements. The aggregation of these items constituted a material weakness and are indicative that the material weaknesses identified as of December 31, 2006 have not been remediated as of September 30, 2007. Management has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2007. The Company corrected the classification of its wireless engineering and deployment businesses and disclosed them as discontinued operations, recorded the adjustments to the carrying value of the assets in the deployment business, and revised the financial statement disclosures to include all omitted items in its Report on Form 10-Q for the quarterly period ended June 30, 2007 and in this Report on Form 10-Q. Accordingly, management believes that the consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

        Management intends to continue to evaluate and perform test procedures regarding the effectiveness of our controls over financial reporting over the coming months.

Changes in Internal Control over Financial Reporting

        On October 2, 2006 we completed the acquisition of Madison Research Corporation. We continue to integrate MRC's historical internal controls over financial reporting into our own internal controls over financial reporting. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.

        On May 10, 2007 the Company completed a significant upgrade to the Oracle financial accounting system software used primarily by the U.S. divisions of our Wireless Network Services segment. Subsequently, as discussed further in Note 6 to the consolidated financial statements covered by this quarterly report, the Company completed the sale of its U.S. engineering services business and its wireless deployment business. The Oracle financial accounting system software was included in the sale of the wireless deployment business         As a result, the internal controls over financial reporting that formerly operated at these businesses will not be included in the Company's assessment of internal controls over financial reporting at December 31, 2007.

        Except as described above, there were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Contingencies

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering ("IPO") violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000 (the "IPO Cases").

        In June 2004, the Issuers (including the Company) executed a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower court's earlier decision certifying as class actions the six IPO Cases designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and Issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit's decision. Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The court has not yet set a deadline for the plaintiffs to file amended complaints in the other IPO lawsuits. Due to the inherent uncertainties of litigation, and because the settlement may not receive final approval from the Court, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies" The Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, as a result of the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company's belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. The factual allegations in these lawsuits are substantially similar to those in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the court took the motion under submission without oral argument. Once the court has decided the issue of personal jurisdiction, the Company, along with any remaining individual defendant found subject to the court's jurisdiction, may again move to dismiss the complaint as to them. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company's belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to a Court order and agreement between the parties, the defendants need not respond to the complaint in the Hameed Action until the Court rules on the motion to dismiss for lack of personal jurisdiction currently pending in the 2004 derivative litigation. Once the court in that matter has decided the issue of personal jurisdiction, the parties will meet and confer regarding defendants' response to the Hameed Action. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits. In October 2007, the parties apprised the court of the status of the federal action and requested the court continue its stay of this action. The Company anticipates that the court will continue to stay this matter and that the court will request the parties file an updated status report in April 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on the Company's belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. A consolidated class action complaint has not been filed. At this time, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote. Moreover, if an unfavorable outcome should eventually occur, we are not at this time able to estimate the amount or range of possible loss.

Other Litigation

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.3 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.3 million as of September 30, 2007 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

        On May 3, 2007, we announced that it had a filed a lawsuit against a former employee, Vencent Donlan, who previously served as its stock option administrator and left the Company in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft by Donlan of our stock options and common stock valued in excess of $6.3 million. The thefts, which appear to have taken place during 2002 and 2003, were discovered through the our review of its past practices related to the granting and pricing of employee stock options with the assistance of its outside counsel and forensic computer consultants. The complaint also alleges that Donlan attempted to cover up the scheme by, among other things, deleting entries from our records.

        We promptly reported to the SEC the discovery of the Donlan's theft. The SEC commenced an enforcement action against Donlan, and the U.S. Attorney's Office forwarded a grand jury subpoena to us seeking records related to Donlan and our historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against Donlan and his spouse. The U.S. Attorney's Office indicted Donlan for the theft and he plead guilty to federal criminal charges and has been sentenced to 46 months in prison and is currently incarcerated. We have cooperated with, and intend to continue to cooperate with both the SEC and the U.S. Attorney's Office on this matter and otherwise. Vencent Donlan and his wife entered into a settlement agreement with us on October 5, 2007 turning over substantially all of their assets to us in settlement of the damages incurred in the theft. The settlement is awaiting approval by the SEC and, thereafter, by the federal judge overseeing this case. Upon obtaining the approvals, we will be free to liquidate the assets.

        In addition to the foregoing matters, from time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

        The Equity Award Review encompassed all grants of options to purchase shares of our common stock and other equity awards made since two months prior to our IPO in November 1999 through December 2006. We also reviewed all option grants that were entered into our stock option database (Equity Edge) after our IPO with a grant date before November 1999, as well as other substantial grants issued prior to our IPO, consisting of more than 14,000 grants. We further reviewed all option grants with a grant date that preceded an employee's date of hire. As part of the review, interviews of 18 current and former officers, directors, employees and attorneys were conducted, and more than 40 million pages of electronic and hard copy documents were searched for relevant information. The Special Committee also conducted its own separate review of the option granting practices during the tenure of current executive management team through additional interviews and document collection and review with the assistance of its own separate counsel, Pillsbury Winthrop, and FTI Consulting.

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

        In light of the Equity Award Review, the Audit Committee of our Board concluded that our prior financial statements for periods from 1998 through our filing of interim financial statements for the period ended September 30, 2006, can no longer be relied upon and must be restated. Our management determined that, from fiscal year 1998 through fiscal year 2005, we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans. These charges are material to our financial statements for the years ended December 31, 1998 through 2005, the periods to which such charges would have related. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been and will not be amended and should not be relied upon. Our Annual Report on Form 10-K filed on September 11, 2007 supersedes and replaces in their entirety all of our previously issued financial statements and related reports filed with the Securities and Exchange Commission.

        Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Part I, Item 3, "Legal Proceedings," several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC has initiated an informal inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney's Office for the Southern District of California for the production of documents relating to our historical stock option granting practices, which could result in civil and/or criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us. We are cooperating with the SEC and the United States Attorney's Office for the Southern District of California, and expect to continue to do so.

The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.

        We have worked with our outside legal counsel and our independent registered public accounting firms to make our filings comply with all related requirements. Nevertheless the issues surrounding our historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC and other requirements will not evolve and that we will not be required to further amend this and other filings. In addition to the cost and time to amend financial reports, such amendments may have a material adverse affect on investors and common stock price.

A number of our current and former executive officers and directors have been named as parties to several derivative action lawsuits arising from our internal option review, and there is a possibility of additional lawsuits, all of which could require significant management time and attention and result in significant legal expenses.

        We are subject to a number of lawsuits purportedly on behalf of Wireless Facilities, Inc. against certain of our current and former executive officers and board members, and we may become the subject of additional private lawsuits. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and such lawsuits. The expenses associated with these lawsuits may be significant, the amount of time to resolve these lawsuits is unpredictable and defending these lawsuits may divert management's attention from the day-to-day operations of our business, which could have a material adverse effect on our financial condition, business, results of operations and cash flows.

Ongoing government inquiries relating to our past stock option practices may be time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.

        The inquiries by the Department of Justice ("DOJ") and the SEC into our past stock option practices are ongoing. We have cooperated with the DOJ and the SEC and expect to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, these DOJ and SEC inquiries and any future government inquiries, investigations or actions. These inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.

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

        We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this "Risk Factors" section and others such as:

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

        In addition, payments due to us from federal government agencies may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The federal government's fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our clients may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of that year or the first quarter of the subsequent year. The federal government's fiscal year end can also trigger increased purchase requests from clients for equipment and materials. Any increased purchase requests we receive as a result of the federal government's fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

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

  •
  reduction in the Federal Government's use of technology and/or professional services & solutions firms; and

  •
  an increase in the number of contracts reserved for small businesses which could result in our inability to compete directly for these prime contracts.

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

        The Federal Government may terminate a contract with us either "for convenience" (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. If the Federal Government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the Federal Government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the Federal Government in procuring undelivered items from an alternative source and other damages as authorized by law. As is common with government contractors, we have experienced and continue to experience occasional performance issues under some of our contracts. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the Federal Government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

        Our Federal Government contracts typically have terms of one or more base years and one or more option years. Many of the option periods cover more than half of the contract's potential term.

Federal governmental agencies generally have the right not to exercise options to extend a contract. A decision to terminate or not to exercise options to extend our existing contracts could have a material adverse effect on our business, prospects, financial condition and results of operations.

        Certain of our Federal Government contracts also contain "organizational conflict of interest" clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular solution, we may be precluded from competing for the contract to install that solution. While we actively monitor our contracts to avoid these conflicts, we cannot guarantee that we will be able to avoid all organizational conflict of interest issues.

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

        In our federal business we often act as a subcontractor or in "teaming" arrangements in which we and other contractors bid together on particular contracts or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

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

        We are a prime contractor under several GSA contracts and GWAC schedule contracts. We believe that our ability to continue to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government client's discretion to extend the contract for one or more years. We cannot be assured that our government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that our future clients will exercise options on any contracts we may receive in the future.

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

        If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate federal government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients' expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency's costs of reprocurement, could damage our reputation and could hurt our ability to compete for future contracts.

If we experience systems or service failure, our reputation could be harmed and our clients could assert claims against us for damages or refunds.

        We create, implement and maintain IT solutions that are often critical to our clients' operations. We have experienced, and may in the future experience, some systems and service failures, schedule or delivery delays and other problems in connection with our work. If we experience these problems, we may:

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

        We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation and could result in a loss of contracts and a reduction in revenues. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues.

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

        We have completed several acquisitions of complementary businesses in recent years, and we continually evaluate opportunities to acquire new businesses as part of our ongoing strategy. On October 2, 2006, we acquired MRC as an expansion of our Government Network Services segment, and we cannot assure you that we will obtain the anticipated benefits of this acquisition. Similarly, on November 2, 2007, Kratos Government Solutions, Inc. ("Parent"), a wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger under which the Company will Haverstick Consulting, Inc. ("Haverstick"). The completion of the Merger is subject to customary closing conditions, and we cannot assure you that those conditions will be satisfied in a timely manner or at all. Upon completion of the Merger, all outstanding shares of capital stock of Haverstick will be exchanged for an aggregate consideration equal to approximately 7,480,000 shares of our common stock and $69.5 million in cash, subject to certain adjustments. We are dependent upon pending debt financing to pay the cash portion of the purchase price, and if we are unable to obtain such financing, we may not be able to consummate the merger, which could subject us to liability. Approximately 2,858,000 shares of our common stock and $1.2 million in cash shall be withheld as security for satisfaction of certain indemnification obligations and payable over a twenty-one month period following the closing date of the Merger pursuant to the terms of the Merger Agreement. The amount of the holdback may not be sufficient to make us whole in the event that we suffer losses associated with misrepresentations by Haverstick. Further, pursuant to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to file a resale registration statement covering the shares issuable in connection with the Merger promptly following the closing date. In the event that the shares of Kratos common stock issued at the closing are not salable under Rule 144 promulgated under the Securities Act or pursuant to an effective registration statement as of the twelve month anniversary of the closing date, holders of the Closing Stock may elect to exchange such shares for a cash amount equal to $2.74 per share in accordance with the terms of the Merger Agreement. Until the date on which the shares of Closing Stock are salable under Rule 144 or pursuant to an effective registration statement, interest shall accrue on the value of the Closing Stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The declaration of the effectiveness of any registration statement is subject to approval by the Securities and Exchange Commission, and it may not be granted in accordance with our timing expectations, which could cause us to be obligated to make cash payments to the former Haverstick stockholders or issue additional shares of our common stock.

        Further, our integration of historic and future acquisitions, including MRC and Haverstick, will require significant management time and financial resources because we will need to integrate dispersed operations with distinct corporate cultures. We also may continue to expand our operations through business acquisitions over time. Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. We may issue common stock that would dilute our current stockholders' ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly.

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

        We provide various professional services and sometimes procure equipment and materials on behalf of our federal government customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers' delivery requirements and schedules, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. If our government or prime contractor customers' requirements should change or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

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

        The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost effective way to these technological developments will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing innovative engineering services and technical solutions that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

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

        As described in Item 4 of this Report, we reported a material weakness in internal control over financial reporting related to the Company's misclassification of our wireless deployment business, the recording of an adjustment to the carrying value of the assets of the deployment business and the omission of certain disclosures from the June 30, 2007 financial statements, all of which are collectively indicative that the material weaknesses identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006 have not been remediated. As a result, management was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2007.

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

        Any new financing or offerings would likely dilute our stockholders' equity ownership. In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

        In addition, on December 16, 2004, we adopted a stockholder rights plan ("Rights Plan"). Pursuant to the Rights Plan, our Board declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of our common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series C Preferred Stock at an exercise price of $54, subject to adjustment, in the event that the Rights become exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. If we are acquired in a merger or other business combination transaction which has not been approved by our Board, each Right will entitle its holder to purchase, at the Rights then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Rights exercise price. These provisions may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders' ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

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

        A significant portion of our net assets come from goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could reduce our profitability.

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

  •
  curtailment of the federal government's use of professional services providers;

  •
  the adoption of new laws or regulations;

  •
  federal governmental shutdowns (such as that which occurred during the federal government's 1996 fiscal year) and other potential delays in the government appropriations process;

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

        Budgetary pressures and reforms in the procurement process have caused many federal government clients to increasingly purchase goods and services through ID/IQ contracts, the GSA Schedule 70 Contracts and other multiple award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under the relevant contract vehicle. The federal government's ability to select multiple winners under multiple award schedule contracts, GWACs, blanket purchase agreements and other ID/IQ contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. We are only eligible to compete for work (task orders and delivery orders) as a prime contractor pursuant to GWACs already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenue. If the federal government elects to use a contract vehicle that we do not hold we will not be able to compete as a prime contractor.

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

        Moreover, we are subject to industrial security regulations of the DoD and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, our federal government clients could terminate or decide not to renew our contracts, and our ability to obtain new contracts could be impaired.

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

        In addition, most federal government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the federal government agency to suspend the contractor's performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction or modification of the awarded contract.

Unfavorable federal government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our clients and impair our ability to win new contracts.

        The federal government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor's internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems, and the contractor's compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.

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

        Our outstanding borrowings on our Credit Facility of $1.0 million as of September 30, 2007 are subject to changes in short-term interest rates. If interest rates increase in the future, there can be no assurance that future increases in interest expense will not reduce our overall profitability.

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
Laura L. Siegal
Vice President, Corporate Controller and Principal Accounting Officer

Date: November 9, 2007

QuickLinks

KRATOS DEFENSE & SECURITY SOLUTIONS, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
KRATOS DEFENSE & SECURITY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (in millions, except par value and number of shares) (Unaudited)
KRATOS DEFENSE & SECURITY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts) (Unaudited)
KRATOS DEFENSE & SECURITY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (Unaudited)
KRATOS DEFENSE & SECURITY SOLUTIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURE