Form 10-K
period 2007-12-31
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2008-03-27
CIK 1069258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification No.)
4810 Eastgate Mall San Diego, CA 92121 (858) 812-7300 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $0.001	The NASDAQ Global Select Market
Right to Purchase Shares of Series C Preferred Stock

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates as of the last business day of most recently completed second fiscal quarter (June 29, 2007) was approximately $113.1 million, based on the closing sale price on the NASDAQ Global Select Market on that date.*

         The number of shares outstanding of the Registrant's Common Stock was 78,998,922 as of March 3, 2008.

*
Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the Common Stock outstanding on June 30, 2007.

Documents Incorporated by Reference

        Portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2008 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the Registrant's Form 10-K/A, to be filed subsequent to the date here of, are incorporated by reference into Part III of this Report. Such Proxy Statement or Form-10K/A will be filed with the Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended December 31, 2007.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

        All references to us, we, our, the Company and Kratos refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.

PART I

Item 1.    Business

        This Annual Report (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report. Additionally, statements concerning future matters are forward-looking statements.

        Although forward-looking statements in our Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in Item 1A—"Risk Factors" below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of our Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

        We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998. On September 12, 2007, we changed our name from Wireless Facilities, Inc. to Kratos Defense & Security Solutions, Inc.

Overview

        We are an innovative provider of mission critical engineering, IT services and warfighter solutions. We work primarily for the U.S. government and government agencies, but we also perform work for state and local agencies and commercial customers. Our principle services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems Intelligence, Surveillance and Reconnaissance (C5ISR), weapons systems lifecycle support and extension, military weapon range operations and technical services, missile and rocket and weapons system test and evaluation, mission launch services, public safety, security and surveillance systems, advanced network engineering and information technology services, advanced IT services, security and surveillance systems, and critical infrastructure design and integration services. We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across our core service areas.

        We derive a substantial portion of our revenue from contracts performed for federal government agencies, with the majority of our revenue currently generated from the delivery of mission-critical warfighter solutions, advanced engineering services, system integration and system sustainment services to defense and other non-DoD (Department of Defense) and civilian government agencies. We believe our diversified and stable client base, strong client relationships, broad array of contracts, considerable employee base possessing government security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

        Prior to 2007 we were an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government and enterprise customers. In 2006 and 2007, we undertook a transformation strategy whereby we divested our commercial wireless-related businesses and chose to pursue business with the federal government, primarily the U.S. Department of Defense, through strategic acquisitions. On September 12, 2007, we changed our name from Wireless Facilities, Inc. (WFI) to Kratos Defense & Security Solutions, Inc. (Kratos). Our new name reflects our revised focus as a defense contractor and security systems integrator for the federal government, for state and local agencies, and certain commercial customers. In connection with our name change, we changed our NASDAQ Global Market trading symbol to "KTOS".

  Current Reporting Segments

        Prior to the divestiture of our wireless-related business, we had three operating segments: our Wireless Network Services (WNS) segment, our Enterprise Network Services (ENS) segment, and our Government Network Services (GNS) segment. Following the divestiture of the WNS segment and corporate name change, we reorganized into two operating segments, Kratos Government Solutions (KGS) (formerly GNS) and Public Safety and Security (PSS) (formerly ENS). The financial statements in this Annual Report are presented in a manner consistent with our new operating structure. For additional information regarding our operating segments, see Note 14 of Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets where ever possible.

  Kratos Government Solutions (KGS) Segment

        The Kratos Government Solutions segment provides engineering, information technology and technical services to federal, state, and local government agencies, but primarily the U.S. Department of Defense (DoD). Our work includes weapon systems lifecycle support and extension; command, control, communications, computing, combat systems, intelligence, surveillance and reconnaissance (C5ISR); military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; public safety and security services; and advanced network engineering and information technology services; public safety, security and surveillance systems integration. Our KGS segment also focuses on the homeland security market with products and services aimed at supporting first responders.

  Public Safety and Security (PSS) Segment

        The Kratos Public Safety and Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are retail, healthcare, education, sports and entertainment, municipal government, correctional facilities and other public facilities. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations, comprised of Kratos Mid Atlantic, Kratos Southeast, and Kratos Southwest, where we are focused on security, surveillance and other building automation and integration services.

  Sale and Discontinuance of Significant Subsidiaries

        In December 2005, our Board made the decision to exit our Mexican operations and certain of our other deployment businesses in South America. On February 17, 2006, we entered into an Equity Purchase Agreement for the sale of all of the stock of our wholly owned subsidiaries (i) WFI de Mexico, S. de R.L. de C.V., (ii) WFI de Mexico, Servicios de Adminstracion, S. de R.L. de C.V., (iii) WFI de Mexico, Servicios de Ingenieria, S. de R.L. de C.V., (iv) WFI Services de Mexico S.A. de C.V., (v) WFI Asesoria en Adminstracion, S.C; and (vi) WFI Asesoria en Telecomunicaciones, S.C. (the "Mexico Operations") to Sakoki LLC. The transaction closed on March 10, 2006 for total consideration of approximately $18.9 million, with $1.5 million in cash and the balance by a secured promissory note. As of December 31, 2006, we had received all installment payments due under the promissory note. The impact of the divestiture is reflected in our consolidated balance sheets as of December 31, 2006. There was no gain or loss realized on the sale because the business was sold at its net carrying value.

        On March 9, 2007, we completed the sale of our Europe, Middle East and Africa (EMEA) operations to LCC Wireless Engineering Services Limited, a wholly-owned subsidiary of LCC International, Inc. ("LCC") in a cash for stock transaction valued at $4 million. The sale of EMEA generated a gain of $3.3 million which was recorded in the first quarter of 2007. In the fourth quarter of 2007, we recorded a reserve of $0.7 million related to the remaining holdback amount due to our assessment of LCC's available liquidity.

        On April 20, 2007, we completed the sale of all of the issued and outstanding equity interests of our wholly owned subsidiary WFI de Brazil Techlogia en Telecomunicaciones LTDA, to Strategic Project Services, LLC ("SPS"). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25% of net receivables collected subsequent to the closing date. We recorded an impairment charge in the fourth quarter of 2006 of approximately $5.2 million to reduce the current carrying value of the South American operations to their estimated fair value.

        On June 4, 2007, we completed the sale to LCC International, Inc. ("LCC") of the assets used in the operation of our wireless engineering services portion of the Wireless Network Services segment that provided engineering services to the non-government wireless communications industry in the United States. The aggregate consideration paid by LCC in connection with the acquisition was $46 million. Pursuant to the terms of the Acquisition Agreement, LCC delivered a subordinated promissory note for the principal amount of $21.6 million, paid $17 million at the closing and paid final working capital adjustments of $2.4 million through an addition to the subordinated promissory note, and we retained an estimated $5 million in net working capital.

        On July 5, 2007, we sold the $21.6 million subordinated promissory note taken in the sale of assets to LCC in exchange for approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million. The note was acquired by a fund affiliated with Silver Point Capital, L.P. On January 30, 2008, we received net proceeds of approximately $2.3 million on the working capital adjustment from Silverpoint. We did not provide any guaranty for LCC's payment obligations for the note.

        On July 24, 2007, we completed the sale to an affiliate of Platinum Equity of our wireless deployment services portion of the Wireless Network Services segment and the Wireless Facilities trade and corporate names. The total consideration for the acquisition was $24 million including $18 million in cash at closing, subject to typical post-closing working capital adjustments, and an aggregate $6 million in a three-year earn-out arrangement. We provided certain transition services to Platinum Equity for a period of nine months pursuant to a Transition Services Agreement. Under an employee leasing arrangement with Platinum Equity, we serviced the payroll for the deployment business employees until October 1, 2007. On September 25, 2007, in accordance with the acquisition agreement, we provided our working capital calculation to Platinum Equity. However, we have not been able to come to an agreement with Platinum Equity on the amount of the working capital adjustment. Pursuant to the terms of the agreement, both parties are in the process of choosing a firm to resolve this issue. As of December 31, 2007, the balance of our calculation has been reflected in other current liabilities.

        As a result of the above divestitures, the Wireless Network Services segment has been classified as a discontinued operation.

  Acquisitions

        On October 2, 2006 we acquired Huntsville, Alabama based Madison Research Corporation ("MRC") for $69 million in cash. MRC offers a broad range of technical, engineering and IT solutions, and has developed core competencies in weapons system lifecycle support, integrated logistics, test and evaluation, commercial-off-the-shelf software and hardware selection and implementation, software development and systems lifecycle maintenance.

        On December 31, 2007 we acquired Haverstick Consulting, Inc. ("Haverstick") for approximately $90.2 million in aggregate total merger consideration including Kratos transaction costs of $0.5 million, of which $66.7 million was paid in cash at closing and approximately $19.4 million was paid with unregistered shares of Kratos stock. Of the consideration, $2.4 million was cash paid shortly thereafter, approximately $1.2 million in cash and $7.4 million of the Kratos stock is being retained as an indemnity holdback. In addition to the indemnity holdback, the Agreement also calls for a post closing working capital adjustment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, we expanded our customer footprint within the DoD, and enhanced our presence with the U.S. Air Force, a key growth area for Haverstick.

        On February 29, 2008 we provided the working capital calculation to Haverstick, which indicated a working capital adjustment was due to us primarily because the working capital, as calculated per the Agreement, was below the target amount. Haverstick has reviewed our working capital calculation and is in disagreement. Their response proposes that there is actually excess working capital of approximately $1.5 million. In accordance with the Agreement, we have fifteen days from the date of Haverstick's objection to resolve the disagreement. If resolution has not been achieved within the fifteen day period, we and Haverstick have five days to agree on a nationally recognized independent accounting firm to resolve the disagreement.

        In February 2008 we entered into a definitive merger agreement with San Diego-based C5ISR and net-centric warfare solutions provider SYS Technologies in a stock-for-stock transaction. Under the terms of the agreement, SYS will merge with and into a wholly-owned subsidiary of Kratos and all of SYS's outstanding common shares will be converted into Kratos common shares. Upon closing, we will issue approximately 25 million shares of our common stock. The transaction is subject to customary closing conditions, including approval of the transaction by SYS's shareholders and the approval of Kratos stockholders for Kratos' issuance of shares. The transaction is expected to close in the second quarter of 2008.

Industry Background

  U.S. Department of Defense Drives Strategic Priorities for the Company

        The delivery and execution of our mission-critical engineering and support services are driven by the priorities of the U.S. Federal government. The strategic priorities of the DoD are based in large part on the Quadrennial Defense Review, the first conducted in an era of global terrorism, which continues the shift in emphasis by identifying key strategic priorities. These priorities are currently focused on mission critical capabilities of the U.S. armed forces and providing the support infrastructure necessary to sustain these forces in a time of heightened warfare readiness and deployment.

        The 2008 Fiscal Year DoD Budget request is $481.4 billion, an increase of $42.1 billion over Fiscal Year 2007. The total budgetary increase of approximately 9.6% represents a significant opportunity to key federal government contractors in support of the DoD's war fighter, information technology, and other operational priorities. The fiscal DoD budget request for 2008 includes a request for supplemental funding of $141.7 billion to fight the Global War on Terror. We believe there will be significant market opportunities for providers of system sustainment, IT and engineering services and solutions to federal government agencies over the next several years, particularly those in the defense and homeland security communities.

  Focus on Federal Government Transformation

        The federal government, and the DoD in particular, is in the midst of a significant transformation that is driven by the federal government's need to address the changing nature of global threats. A significant aspect of this transformation is the use of Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (C5ISR), and information technology to increase the federal government's effectiveness and efficiency. The result is increased federal government spending on information technology to upgrade networks and transform the federal government from separate, isolated organizations into larger, enterprise level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all federal government agencies.

        An additional aspect of the military transformation includes significantly enhancing military readiness in areas such as missile defense, weapons system sustainment and extension, and the overall strengthening of intelligence and security. For example, the objective of the DoD as it relates to missile defense is to continue to develop, test, and field missile defense systems to protect America, its allies and deployed forces.

Competitive Strengths

        We believe we are well positioned to meet the rapidly evolving needs of federal government agencies for high-end engineering services,IT solutions and other technical operations because we possess the following key business strengths and performance qualifications:

  Significant and Highly Specialized Experience

        Through the existing customer engagements and with the government focused acquisitions we have completed over the past several years, we have amassed significant and highly specialized experience in areas directly related to weapon system life cycle extension and sustainment; missile, rocket and weapons test and evaluation; C5ISR; military range operations and technical services and other highly differentiated services and solutions. This collective experience, or 'past performance qualifications,' is a requirement on the majority of contract vehicles and customer engagements we are involved in. We believe, this presents a significant barrier to entry and positions us for long-term success.

  In-Depth Understanding of Client Missions

        We have a history of providing mission-critical services and solutions to our clients, enabling us to develop an in-depth understanding of their missions and technical needs. In addition, a significant number of our employees are located at client sites, giving us valuable strategic insights into clients' ongoing and future program requirements. Our in-depth understanding of our client missions, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our clients' specific requirements and consistent with their evolving mission objectives.

  Diverse Base of Key Contract Vehicles

        As a result of our business development focus on securing key contracts, we are a preferred contractor on numerous multi-year government-wide acquisition contracts and multiple award contracts that provide us with the opportunity to bid on hundreds of millions of dollars of business against a discrete number of other pre-qualified companies each year. These contracts include Seaport-e, GSA, Passive RFID EPC-1, PES, IT, LOG World, Mobis Millennia Lite, AMCOM Express, Consolidated Acquisition of Professional Services (CAPS), Support Services for Aviation, Air Defense and Missile Systems, Systems Engineering and Technical Assistance Contract, and Specialized Engineering, Development and Test Articles/Models. While the federal government is not obligated to make any awards under these vehicles, we believe that holding preferred positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our clients.

  Strategic Geographic Locations and BRAC

        The federal government's Base Realignment and Closure (BRAC) Act of 2005 is the congressionally authorized process the Department of Defense has implemented to reorganize its base structure to more efficiently and effectively support U.S. armed forces, increase operational readiness and facilitate new ways of doing business. As a result of the DoD's BRAC transformation, we have concentrated our business strategy on building a significant presence in key BRAC receiving locations where the federal government is relocating its personnel as well as related technical and professional services. As we continue to entrench in these key locations, we expect this to be a significant competitive advantage.

  Highly Skilled Employees and an Experienced Management Team

        We deliver our services through a highly skilled workforce of approximately 1,500 full-time, part-time and on-call employees in our on-going business. Our senior managers have over 125 years of collective experience with federal government agencies, the U.S. military, and federal government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions.

        The cumulative experience and differentiated expertise of our personnel in our core focus areas of C5ISR, weapons systems lifecycle extension and maintenance, missile and rocket test and evaluation, along with our sizable employee base with government security clearances, allow us to qualify for and bid on larger projects in the prime contracting role.

Services and Solutions

        We provide a range of integrated engineering, war fighter, security and information technology services and solutions by leveraging our core service offerings: weapons systems lifecycle support and extension; C5ISR; military range operations and technical services; missile and rocket test and evaluation; security systems integration; and advanced network engineering; and IT services.

Weapon Systems Lifecycle Support and Extension

        We provide weapons systems life cycle support and extension services for the DoD and foreign governments. These services focus on maintaining, testing and repairing certain weapons systems for the war fighter.

C5ISR (Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance)

        In the area of C5ISR, Kratos is involved in a wide range of services, including installation, upgrade and maintenance of command, control, combat and surveillance systems for customers such as Joint Inter Agency Task Force-south and the Naval Undersea Warfare Center (NUWC).

Missile Range Operations and Technical Services

        A key area of differentiation for us is within the range and technical service areas we offer. We have resources stationed at many major range locations throughout the United States, including NAWC Pt. Mugu, Hawaii Pacific Missile Range, Fort Bliss, Texas, and White Sands Missile Range, New Mexico. Our services include aerial targets operations and maintenance, surface targets operations and maintenance, missile systems operations and maintenance, range operations planning and support, hazardous materials management, supply and logistics support, and manufacturing.

Missile and Rocket Test and Evaluation

        Through the acquisition of Haverstick Consulting, Inc., we acquired expertise in the area of missile and rocket test and evaluation services. This includes exclusive rights to the design and manufacture of the motor on the Oriole Rocket System and ancillary hardware for sounding rockets, suborbital research and target services. Additionally, this area of our business develops and produces low-cost ballistic missile defense targets.

Security Systems Integration

        We have broad experience integrating security services and solutions across a number of network and communications platforms. In particular, our non-federal business has long-standing experience and has developed significant customer relationships by providing best-in-class systems integration services on a variety of platforms including digital (IP) surveillance and security, building automation systems and controls, fire and life safety systems, access control and perimeter protection, and service and maintenance of the aforementioned systems.

        We have comprehensive experience providing engineering services at any phase of a project lifecycle including program management, engineering design, system engineering, C5I System INCO, operations and maintenance, integrated telecommunications, and warfare systems training.

        We also offer a range of IT services and solutions from conceptual network planning to system service and maintenance. We have extensive experience building complex and secure networks for the federal government, and we possess in-depth experience with network operations centers. Our services include network operations centers, help desks, system maintenance, system upgrades, configuration management, data warehousing, COTS selection and integration, and high performance computing.

Our Strategy

        Our strategy is to aggressively grow our business as a leading provider of highly-differentiated services in our core areas of focus as noted above by delivering comprehensive, high-end engineering services, technical solutions and information technology solutions to federal government agencies while improving our profitability. To achieve our objective, we intend to:

  Accelerate Internal Growth

        We are focused on accelerating our internal growth rate by capitalizing on our current contract base, expanding services provided to our existing clients, expanding our client base and offering new, complementary services.

        Capitalize on Current Contract Base.    We are aggressively pursuing task orders under existing contract vehicles to maximize our revenue and strengthen our client relationships, though there is no assurance that the federal government will make awards up to the ceiling amounts or that we will be awarded any task orders under these vehicles. We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our clients' needs, should position us to win additional task orders.

        Expand Services Provided to Existing Clients.    We are focused on expanding the services we provide to our current clients by leveraging our strong relationships, technical capabilities and past performance record, and by offering a wider range of solutions as we continue to acquire companies with new areas of specialization. We believe our understanding of client missions, processes and needs, in conjunction with our full lifecycle IT offerings, positions us to capture new work from existing clients as the federal government continues to increase the volume of IT services contracted to professional services providers. Moreover, we believe our strong past performance record positions us to expand the level of services we provide to our clients as the federal government places greater emphasis on past performance as a criterion for awarding contracts.

        Expand Client Base.    We are also focused on expanding our client base into areas with significant growth opportunities by leveraging our industry reputation, long-term client relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue additional higher value work and to further diversify our revenue base across the federal government. Our long-term relationships with federal government agencies, together with our Government Wide Acquisition Contract vehicles, give us opportunities to win contracts with new clients within these agencies.

        Improve Operating Margins.    We believe that we have significant opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, and concentrating on high value-added prime contracts.

        Capitalize on Corporate Infrastructure Investments.    In recent periods, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience with federal IT services companies, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements and expanding our Sensitive Compartmented Information Facilities and other corporate facilities. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

        Concentrate on High Value-Added Prime Contracts.    We expect to improve our operating margins as we strive to increase the percentage of revenue we derive from our work as a prime contractor and from engagements where contracts are awarded on a best value, rather than on a low cost, basis. The federal government's move toward performance-based contract awards to realize greater return on its investment has resulted in a shift to greater utilization of best value awards. We believe this shift will enable us to expand our operating margins as we are awarded more contracts of this nature.

  Pursue Strategic Acquisitions

        We intend to supplement our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities in order to pursue a broader cross section of the DoD, DHS and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team brings significant acquisition experience.

        As previously described in "Acquisitions" above, on December 31, 2007 we completed the acquisition of Haverstick Consulting, Inc., an Indianapolis, Indiana based privately-held provider of rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. In addition, on February 20, 2008 we entered into a definitive merger agreement with San Diego-based C5ISR and net-centric warfare solutions provider SYS Technologies (AMEX:SYS) in a stock-for-stock transaction. We are currently evaluating other potential acquisition targets. We anticipate that we will need to obtain additional financing through the sale of equity or debt securities to fund any such acquisitions.

Customers

        A representative list of our customers in our KGS segment during 2007 included the U.S. Air Force, U.S. Army, U.S. Navy, Missile Defense Agency, the Department of Homeland Security, NASA, FMS and the U.S. Southern Command. In our PSS segment, our customers in 2007 included General Electric, Atlanta's Hartsfield-Jackson Airport, Lockheed Martin, the City of Houston, Texas, and the Toyota Center.

        The following table presents our customers from whom we receive more than 10% of our revenue:

Key Customer	Revenue	% of Total Revenue
2005
U.S. Navy	$33.6	22%
2006
U.S. Navy	$34.2	22%
2007
U.S. Army	$46.7	24%
U.S. Navy	$38.7	20%

Employees

        As of December 31, 2007, including the employees from the Haverstick Consulting acquisition, we employed approximately 1,500 full-time, part-time and on-call employees. We have one collective bargaining unit of approximately 22 employees which is represented by the International Association of Machinists & Aerospace Workers, AFL-CIO, White Sands Local Lodge 2515, Alamogordo, New Mexico.

Competition

        Our market is competitive, and includes the full range of federal and non-federal engineering and IT service providers. Many of the companies that we compete against have significantly greater financial, technical and marketing resources, and generate greater revenues than we do. Competition in the federal business segment includes tier one, large federal government contractors, such as Northrop Grumman, SAIC, ITT Industries, Inc., Computer Sciences Corporation, ARINC, Raytheon Corporation, BAE, and CACI. While we view government contractors as competitors, we often team with these companies in joint proposals or in the delivery of our services for customers. Tier two competitors include smaller and mid-tier government contractors such as NCI, Inc., Stanley, Inc., and Dynamics Research Corp. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, Ingersoll Rand and Convergent.

        We believe that the principal competitive factors in our ability to win new business include past performance, qualifications, domain and technology expertise, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility including the large number of personnel with government security clearances, and project management expertise. We believe our ability to compete also depends on a number of additional factors including the ability of our customers to perform the services themselves, and competitive pricing for similar services.

Available Information

        We file reports with the SEC. We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.kratosdefense.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

        Our business could be adversely affected by changes in the contracting or fiscal policies of the federal government and governmental entities.

        We derive a significant portion of our revenue from contracts with the U.S. federal government and government agencies and subcontracts under federal government prime contracts, and the success of our business and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect our financial performance. Among the factors that could adversely affect our business are:

  •
  changes in fiscal policies or decreases in available government funding, including budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular;

  •
  the adoption of new laws or regulations or changes to existing laws or regulations;

  •
  changes in political or social attitudes with respect to security and defense issues;

  •
  changes in federal government programs or requirements, including the increased use of small business providers;

  •
  changes in or delays related to government restrictions on the export of defense articles and services;

  •
  potential delays or changes in the government appropriations process; and

  •
  delays in the payment of our invoices by government payment offices.

        These and other factors could cause governments and government agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have an adverse effect on our business, financial condition and results of operations. Many of our government customers are subject to stringent budgetary constraints. The award of additional contracts from government agencies could be adversely affected by spending reductions or budget cutbacks at these agencies.

        We derive a substantial amount of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

        Government contracts frequently include provisions that are not standard in private commercial transactions, and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

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

        In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the public agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to us. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder's contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests.

        Certain of our government contracts also contain "organizational conflict of interest" clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular solution, we may be precluded from competing for the contract to install that solution. While we actively monitor our contracts to avoid these conflicts, we cannot guarantee that we will be able to avoid all organizational conflict of interest issues.

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

        Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resource.

        We have completed several acquisitions of complementary businesses in recent years, including our October 2006 acquisition of Madison Research Technology Corporation and December 2007 acquisition of Haverstick Consulting, Inc. In addition, on February 20, 2008, we entered into an agreement to acquire SYS in a stock for stock transaction. We currently expect the transaction to close by the end of the second quarter of 2008, upon receipt of the required stockholder approvals. However, the transaction may not close as expected, and the anticipated synergies from the acquisition may not be fully realized or may take longer to realize than expected. The success of the acquisition will depend in part on the success in integrating the operations, technologies and personnel of SYS. The failure to successfully integrate the operations of the two companies or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.

        We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy and we may in the future acquire additional companies that we believe could complement or expand our business or increase our customer base. Acquisitions involve numerous risks, including:

  •
  difficulties in integrating operations, technologies, accounting and personnel;

  •
  difficulties in supporting and transitioning customers of acquired companies;

  •
  difficulties or delays in transitioning federal government contracts pursuant to federal acquisition regulations;

  •
  diversion of financial and management resources from existing operations;

  •
  potential loss of key employees;

  •
  federal acquisition regulations may require us to enter into government novation agreements, a potentially time-consuming process; and

  •
  inability to generate sufficient revenue to offset acquisition costs.

        Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the federal government or other clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

        We agreed to indemnify acquirers of our divested operations against specified losses in connection with the sale of these operations, and any demands for indemnification may result in expenses we do not anticipate and distract the attention of our management from our continuing businesses.

        We agreed to indemnify acquirers of our divested operations against specified losses in connection with their sale and generally retain responsibility for various legal liabilities that accrued prior to closing. We also made representations and warranties to these acquirers about the condition of the divested businesses. If any acquirer makes an indemnification claim because it has suffered a loss or a third party has commenced an action against the divested business, we may incur substantial expenses resolving such claims or defending against the third party action, which would harm our operating results. In addition, our ability to defend ourselves may be impaired because our former employees are now employees of the acquirer or other companies, and our management may have to devote a substantial amount of time to resolving the claim. In addition, these indemnity claims may divert management attention from responsibilities related to the daily ongoing concerns of the business. In addition, we may be required to expend substantial resources trying to determine which party has responsibility for the claim, even if we are ultimately found to be not responsible.

        Our financial results may vary significantly from quarter to quarter.

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

        Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in these Risk Factors and the following, among others:

  •
  the terms of customer contracts that affect the timing of revenue recognition;

  •
  variability in demand for our services and solutions;

  •
  commencement, completion or termination of contracts during any particular quarter;

  •
  timing of award or performance incentive fee notices;

  •
  timing of significant bid and proposal costs;

  •
  variable purchasing patterns under the GSA Schedule 70 Contracts, government wide acquisition contracts (GWACs), blanket purchase agreements and other indefinite delivery/indefinite quantity contracts;

  •
  restrictions on and delays related to the export of defense articles and services;

  •
  costs related to ongoing government inquiries;

  •
  strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

  •
  strategic investments or changes in business strategy;

  •
  changes in the extent to which we use subcontractors;

  •
  seasonal fluctuations in our staff utilization rates;

  •
  changes in our effective tax rate including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

  •
  the length of sales cycles.

        Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants contained in our credit facility, which if not waived by the lender, could restrict our access to capital and cause us to take extreme measures to pay down our debt under the credit facility. In addition, fluctuations in our financial results could cause our stock price to decline.

        If we fail to establish and maintain important relationships with government entities and agencies and other government contractors, our ability to bid successfully for new business may be adversely affected.

        To develop new business opportunities, we primarily rely on establishing and maintaining relationships with various government entities and agencies. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so could materially adversely affect our ability to compete successfully for new business. In addition, we often act as a subcontractor or in "teaming" arrangements in which we and other contractors bid together on particular contracts or programs for the federal government or government agencies. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

        We derive a significant portion of our revenues from a limited number of customers.

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the fiscal year ended December 31, 2007, two customers comprised approximately 60% and 44% of our federal business revenues and total revenues, respectively, and our five largest customers accounted for approximately 84% and 62% of our total federal business revenues and total revenues, respectively. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

        Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed- price contracts in our federal business accounted for approximately 51.1% and 23.3%, respectively, of our federal business revenues for the fiscal year ended December 31, 2007. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        We are a prime contractor under several GSA contracts and GWAC schedule contracts. We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government client's discretion to extend the contract for one or more years. We cannot be assured that our government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that our future clients will exercise options on any contracts we may receive in the future.

        Failure to properly manage projects may result in additional costs or claims.

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

        If we are unable to recruit and retain a sufficient number of qualified employees, our ability to maintain and grow our business could be limited. In a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our results of operations.

        If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

        As a prime contractor, we often rely upon other companies to perform work we are obligated to perform for our clients as subcontractors. As we secure more work under our GWAC vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our GWACs. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work.

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

        We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our clients and may impose added costs on us. In addition, the federal government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor's internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems, and the contractor's compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.

        The commercial business arena in which we operate has relatively low barriers to entry and increased competition could result in margin erosion, which would make profitability even more difficult to sustain.

        Other than the technical skills required in our commercial business, the barriers to entry in area are relatively low. We do not have any intellectual property rights in this segment of our business to protect our methods and business start-up costs do not pose a significant barrier to entry. The success of our commercial business is dependent on our employees, customer relations and the successful performance of our services. If we face increased competition as a result of new entrants in our markets, we could experience reduced operating margins and loss of market share and brand recognition.

        If our commercial customers do not invest in security systems and other new in-building technologies such as wireless local area networks and/or IP-based networks, our business will suffer.

        We intend to devote significant resources to developing our enterprise-based wireless local area networks (WLAN), but we cannot predict that we will achieve widespread market acceptance amongst the enterprises we identify as potential customers. It is possible that some enterprises will determine that capital constraints and other factors outweigh their need for WLAN systems. As a result, we may be affected by a significant delay in the adoption of WLAN by enterprises, which would harm our business.

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

        While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients, we cannot assure you that these contractual provisions will be legally sufficient to protect us if we are sued. In addition, our errors and omissions and product liability insurance coverage may not be adequate, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our reputation.

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

        The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost effective way to these technological developments would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing innovative engineering services and technical solutions that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

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

        We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop some of the software and other forms of intellectual property that we use to provide our services and solutions to our clients, but we also license technology from other vendors. If our employees, vendors, or other third parties assert claims that we or our clients are infringing on their intellectual property rights, we could incur substantial costs to defend those claims. If any of these infringement claims are ultimately successful, we could be required to cease selling or using products or services that incorporate the challenged software or technology, obtain a license or additional licenses from our employees, vendors, or other third parties, or redesign our products and services that rely on the challenged software or technology.

        We attempt to protect our trade secrets by entering into confidentiality and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover our trade secrets and proprietary information and in such cases we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.

        The matters relating to our internal review of our stock option granting practices and the restatement of our financial statements have exposed us to civil litigation claims, regulatory proceedings and government proceedings which could have a material adverse effect on us.

        In the summer of 2006, our current executive management team, which has been in place since 2004, initiated an investigation of our past stock option granting practices (the "Equity Award Review") in reaction to media reports regarding stock option granting practices of public companies. The Equity Award Review was conducted with oversight from the Board and assistance from our outside counsel. In February 2007, the Board appointed a Special Committee of the Board to review the adequacy of the Equity Award Review and the recommendations of management regarding historical option granting practices, and to make recommendations and findings regarding those practices and individual conduct. The Special Committee was not charged with making, and did not make, any evaluation of the accounting determinations or tax adjustments. The Special Committee was comprised of a non-employee director who had not served on our Compensation Committee before 2005.

        The Equity Award Review encompassed all grants of options to purchase shares of our common stock and other equity awards made since two months prior to our IPO in November 1999 through December 2006. We also reviewed all option grants that were entered into our stock option database (Equity Edge) after our IPO with a grant date before November 1999, as well as other substantial grants issued prior to our IPO, consisting of more than 14,000 grants. We further reviewed all option grants with a grant date that preceded an employee's date of hire. As part of the review, interviews of 18 current and former officers, directors, employees and attorneys were conducted, and more than 40 million pages of electronic and hard copy documents were searched for relevant information. The Special Committee also conducted its own separate review of the option granting practices during the tenure of current executive management team through additional interviews and document collection and review with the assistance of its own separate counsel and FTI Consulting.

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

        In light of the Equity Award Review, the Audit Committee of our Board concluded that our prior financial statements for periods from 1998 through our filing of interim financial statements for the period ended September 30, 2006, could no longer be relied upon and must be restated. Our management determined that, from fiscal year 1998 through fiscal year 2005, we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans. These charges are material to our financial statements for the years ended December 31, 1998 through 2005, the periods to which such charges would have related. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been and will not be amended and should not be relied upon. Our Annual Report on Form 10-K filed on September 11, 2007 superseded and replaced in their entirety all of our previously issued financial statements and related reports filed with the Securities and Exchange Commission.

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

        If a federal government investigation uncovers improper or illegal activities, including any potential improper or illegal activities related to the Company's stock option review or related matters we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with federal government agencies were impaired, or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

        If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

        Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2007. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is costly and requires considerable management attention, particularly in the case of newly acquired entities.

        We may need additional capital in the future to fund the growth of our business, and financing may not be available.

        We currently anticipate that our available capital resources, including our credit facility and operating cash flows, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, such resources may not be sufficient to fund the long-term growth of our business or the expenses associated with the ongoing litigation, litigation settlements and government inquiries. In particular, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts.

        We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms or we may expand our credit facility to fund future acquisitions and for general corporate purposes. However, due to the current challenges in the lending markets, we can provide no assurance that the lender would agree to extend additional or continuing credit under that facility. We could fall out of compliance with financial and other covenants contained in our credit facility which, if not waived, would restrict our access to capital and could require us to pay down our existing debt under the credit facility. Any new financing or offerings would likely dilute our stockholders' equity ownership. In addition, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

        Our ability to make payments on our debt will be contingent on our future operating performance, which will depend on a number of factors that are outside of our control.

        Our debt service obligations are estimated to be approximately $11 million to $13 million in 2008, including approximately $2.6 million of principal repayments. This debt service may have an adverse impact on our earnings and cash flow, which could in turn negatively impact our stock price.

        Our ability to make principal and interest payments on our debt is contingent on our future operating performance, which will depend on a number of factors, many of which are outside of our control. The degree to which we are leveraged could have other important negative consequences, including the following:

  •
  we must dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for future working capital requirements, capital expenditures, acquisitions or other general corporate requirements;

  •
  a significant portion of our borrowings are, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

  •
  we may be more vulnerable to a downturn in the industries in which we operate or a downturn in the economy in general;

  •
  we may be limited in our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate;

  •
  we may be placed at a competitive disadvantage compared to our competitors that have less debt;

  •
  we may determine it to be necessary to dispose of certain assets or one or more of our businesses to reduce our debt; and

  •
  our ability to borrow additional funds in excess of our current financing may be limited.

        We may not generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. In such a case, we cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our various lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

        We are subject to restrictive debt covenants pursuant to our indebtedness. These covenants may restrict our ability to finance our business and, if we do not comply with the covenants or otherwise default under them, we may not have the funds necessary to pay all amounts that could become due and the lenders could foreclose on substantially all of our assets.

        Our indebtedness contains covenants that, among other things, significantly restricts and, in some cases, effectively eliminates our ability and the ability of our subsidiaries to:

  •
  incur additional debt;

  •
  create or incur liens;

  •
  secure performance bonds by letters of credit, thereby limiting the amount of work we may bid on or perform;

  •
  pay dividends or make other equity distributions to our stockholders;

  •
  make investments;

  •
  sell assets;

  •
  issue or become liable on a guarantee;

  •
  create or acquire new subsidiaries;

  •
  effect a merger or consolidation of, or sell all or substantially all of our assets; and

  •
  raise capital via equity securities.

        In addition, we must comply with certain financial covenants. In the event we failed to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, our lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of our assets. The material financial covenants with which we must comply include a maximum first lien leverage ratio, a maximum total leverage ratio, a minimum liquidity ratio, a minimum fixed charge coverage ratio, and a minimum consolidated EBITDA.

        The covenants contained in our indebtedness and any credit agreement governing future debt may significantly restrict our future operations. Furthermore, upon the occurrence of any event of default, our lenders could elect to declare all amounts outstanding under such agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, our assets may not be sufficient to repay those amounts in full.

        We are also subject to interest rate risk due to our indebtedness at variable interest rates, based on a base rate or LIBOR plus an applicable margin. Shifts in interest rates could have a material adverse effect on us.

        We may be required to prepay our indebtedness prior to its stated maturity, which may limit our ability to pursue business opportunities.

        Pursuant to the terms of certain of our indebtedness, in certain instances we are required to prepay outstanding indebtedness prior to its stated maturity date. Specifically, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. These prepayment provisions may limit our ability to utilize this cash flow to pursue business opportunities.

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

  •
  pricing pressures;

  •
  short selling of our common stock;

  •
  impact of litigation and ongoing government inquiries;

  •
  general conditions in the market;

  •
  political and/or military events associated with current worldwide conflicts; and

  •
  events affecting other companies that investors deem comparable to us.

        Companies that have experienced volatility in the market price of their stock have frequently been the object of securities class action litigation. We and certain of our current and former officers and directors have been named defendants in class action and derivative lawsuits. These matters and any other securities class action litigation and derivative lawsuits in which we may be involved could result in substantial costs to us and a diversion of our management's attention and resources, which could materially harm our financial condition and results of operations.

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

        We have a stockholder rights plan which may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders' ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices for all business segments are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. Other corporate resource offices are located in the following locations: Washington, D.C.; Marietta, Georgia; Newport, Delaware; Houston, Texas; Huntsville, Alabama; Alexandria, Virginia; and Indianapolis, Indiana. We also lease office space to provide local support services to our customers in various regions throughout the United States. The leases on these spaces expire at various times through August 2016. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

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

        In June 2004, the Issuers (including the Company) executed a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower court's earlier decision certifying as class actions the six IPO Cases designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and Issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit's decision. Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. On September 27, 2007, Plaintiffs filed a motion for class certification in the six focus cases. On November 13, 2007, the Issuer Defendants filed a motion to dismiss the amended complaints in the six focus cases. On November 14, 2007, the Underwriter Defendants filed a motion to dismiss the amended complaints in the six focus cases. The court has not yet set a deadline for the plaintiffs to file amended complaints in the other IPO lawsuits. Due to the inherent uncertainties of litigation, and because the settlement may not receive final approval from the Court, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies" The Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies, less any applicable retention or co-insurance obligations that are expected to be paid directly by the Company. The Company estimates that the amount of its payment toward the settlement will be approximately $2.4 million. The Company has accrued approximately $2.4 million as of December 31, 2007 related to this matter. The parties currently are in the process of documenting their agreement and then will seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or

"springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. The parties have conferred and discussed the Court's order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before June 5, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case No. 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to the Court's order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. The parties have conferred and discussed the Court's order and are in the process of stipulating to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the Hameed Action as to them. At this time, the parties have not set a date by which such motions must be brought. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. Currently, we are unable to form a professional judgment that an unfavorable outcome is either probable or remote.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits. In October 2007, the parties notified the Court of the status of the federal action and requested the court continue its stay of this action. The Company anticipates that the court will continue to stay this matter and that the court will request the parties file an updated status report in April 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.8 million based on the Company's estimate of the potential amount it would have to pay, net of estimated amounts to be paid by the Company's insurance carriers, in relation to these lawsuits.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the settlement proposal, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers will pay the settlement amount, less any applicable retention or co-insurance obligations and contributions that are expected to be paid directly by the Company. The Company estimates that the total amount of its payment toward the settlement will be approximately $1.7 million. The Company has accrued approximately $1.7 million as of December 31, 2007 related to this matter. The parties currently are in the process of documenting their agreement, and then will seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. In July 2006, the labor court awarded the individual back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The labor court has awarded the individual the Brazilian currency equivalent of approximately $0.6 million (based on the current currency exchange rate). The Company's counsel has filed motions for clarification of the judgment due to omissions in the decision. The Company has accrued approximately $0.6 million as of December 31, 2007 related to this matter.

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California, Alameda County. The suit alleges various violations of the California Labor Code and seeks payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs have agreed to venue for the suit in San Diego County. Although the Company believes that the allegations lack merit, it has agreed in principle with the plaintiffs to settle their claims for an aggregate amount in the range of $0.3 million to $0.5 million, to include individual and incentive awards, attorneys' fees and administrative costs, subject to court approval. The actual amount paid by the Company will depend upon the number of responses received from members of the purported class of plaintiffs. The Company has recorded an accrual for a contingent liability associated with this legal proceeding in the amount of $0.3 million.

        On May 3, 2007, the Company announced that it had a filed a lawsuit against a former employee who previously served as its stock option administrator and left the Company in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft by a former employee of Company stock options and common stock valued in excess of $6.3 million. The thefts, which appear to have taken place during 2002 and 2003, were discovered through the Company's review of its past practices related to the granting and pricing of employee stock options with the assistance of its outside counsel and forensic computer consultants. The complaint also alleged that the former employee attempted to cover up the scheme by, among other things, deleting entries from the Company's records.

        We promptly reported to the SEC the discovery of the theft. The SEC initiated an informal inquiry, and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to us seeking records related to our former employee and our historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. We have cooperated with, and intend to continue to cooperate with both the SEC and the U.S. Attorney's Office on this matter and otherwise. He and his wife entered into a settlement agreement with us on October 5, 2007 turning over substantially all of their assets to us in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. We have obtained the assets, which aggregate approximately $3.4 million, and are in the process of liquidating them.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On November 14, 2007, we held our annual stockholders' meeting at which our stockholders (i) elected five (5) directors to hold office until the 2008 election of directors and (ii) ratified the appointment of Grant Thornton LLP as our independent registered accounting firm for the year ending December 31, 2007. The vote on such matter was as follows:

  1.
  Election of Directors:

Director	For	Withheld
Scott I. Anderson	65,049,380	535,981
Bandel L. Carano	58,607,583	6,977,778
Eric M. DeMarco	54,444,218	11,414,143
William A. Hoglund	65,048,885	536,476
Scot B. Jarvis	65,044,280	541,081
  2.
  Ratification of the selection of Grant Thornton LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain
65,427,108	91,957	66,296

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is listed on the NASDAQ Global Select Market and has traded under the symbol "KTOS" since September 17, 2007. Our common stock traded under the symbol "WFII" from November 5, 1999 through September 14, 2007.

        The following table sets forth the high and low sales prices for our Common Stock for the periods indicated, as reported by NASDAQ. Such quotation represents inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$3.04	$1.91
Third Quarter	$2.75	$1.73
Second Quarter	$1.74	$1.07
First Quarter	$2.85	$1.24
Year Ended December 31, 2006:
Fourth Quarter	$2.88	$2.00
Third Quarter	$2.93	$1.91
Second Quarter	$4.53	$2.75
First Quarter	$5.52	$3.88

        On March 3, 2008 the last sale price of our Common Stock as reported by NASDAQ was $1.71 per share. On March 3, 2008, there were 216 shareholders of record of our Common Stock.

        We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other relevant factors as determined by our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about our equity compensation plans as of December 31, 2007 is as follows (shares in thousands):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders(1)	7,019	$4.62	7,321	(3)
Equity Compensation Plans Not Approved by Shareholders(2)	1,318	$4.86	2,110

Total	8,337		9,431

(1)
Includes 1997 Stock Option Plan, 1999 and 2005 Equity Incentive Plan and 1999 Employee Stock Purchase Plan

(2)
Includes 2000 Non-Statutory Stock Option Plan

(3)
Includes 351,811 shares reserved for issuance under the Employee Stock Purchase Plan which was suspended in 2006.

        For more detailed information regarding our equity compensation plans, see Note 10 to our consolidated financial statements.

Performance Graph

        The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NASDAQ Composite Index, the NASDAQ Telecommunications Index and a peer group composed of the Russell 2000 Stock Index and SYS Technologies, NCI, Inc., Stanley, Inc., SI International, Inc., MTC Technologies, Inc., and Dynamic Research Corporation for the period commencing December 31, 2002 and ending December 31, 2007. The performance graph assumes an initial investment of $100 in our common stock and in each of the indices and peer group. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc. The NASDAQ Composite Index,
The NASDAQ Telecommunications Index And A Peer Group

    *$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
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

Item 6.    Selected Financial Data

        As a result of the Engineering and Deployment Services divestitures in June and July 2007, respectively, the Wireless Network Services segment has been classified as a discontinued operation in this Report and all prior year results presented herein have been reclassified to reflect these businesses as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        In December 2005, our Board made the decision to exit our Mexican and South American deployment businesses. In December 2006, our Board made the decision to exit our EMEA and Brazilian businesses. Accordingly, all results of operations for these businesses have been reflected as discontinued operations for all years presented.

        The selected consolidated financial data has been restated as a result of the discontinued businesses. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are incorporated in Item 7 or elsewhere in this Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(All amounts except per share data in millions)
Consolidated Statements of Operations Data:
Revenues	$43.4	$116.9	$152.3	$153.1	$193.6
Gross profit	21.2	29.0	36.6	28.9	31.6
Operating income (loss) from continuing operations	(2.6)	(13.8)	3.2	(31.5)	(24.6)
Provision (benefit) for income taxes from continuing operations	(1.0)	(8.4)	(0.1)	13.8	1.3
Income (loss) from continuing operations	(0.8)	(8.2)	3.6	(46.2)	(28.2)
Income (loss) from discontinued operations	2.7	23.2	(2.0)	(11.7)	(12.6)
Net income (loss)	$1.9	$15.0	$1.6	$(57.9)	$(40.8)
Income (loss) from continuing operations per common share
Basic	$(0.01)	$(0.12)	$0.05	$(0.63)	$(0.38)
Diluted	$(0.01)	$(0.12)	$0.05	$(0.63)	$(0.38)
Income (loss) from discontinued operations per common share
Basic	$0.04	$0.34	$(0.03)	$(0.16)	$(0.17)
Diluted	$0.04	$0.34	$(0.03)	$(0.16)	$(0.17)
Net income (loss) per common share
Basic	$0.03	$0.22	$0.02	$(0.79)	$(0.55)
Diluted	$0.03	$0.22	$0.02	$(0.79)	$(0.55)
Weighted average shares:
Basic	68.4	67.7	74.0	73.5	74.0
Diluted	68.4	67.7	75.0	73.5	74.0

	As of December 31,
	2003	2004	2005	2006	2007
	(All amounts in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$75.8	$50.4	$7.7	$5.4	$8.6
Short-term investments	35.1	7.6	—	—	—
Working capital	132.5	98.6	67.4	(3.8)	23.4
Total assets	279.3	330.7	342.0	337.7	335.3
Short-term debt	0.7	1.9	0.7	51.4	2.7
Long-term debt	—	—	—	—	74.0
Total stockholders' equity	$191.9	$219.6	$229.7	$187.1	$167.2

        Certain amounts in the selected consolidated financial data above have been reclassified to conform to the 2007 presentation. See Note 1 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

        You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report, as well as the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending by the U.S. Department of Defense which could cause delays or cancellations of key government contracts; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; failure to successfully consummate acquisitions or integrate acquired operations; the rate of growth of adoption of WLAN and wireless security systems by enterprises; and competition in the marketplace which could reduce revenues and profit margins.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of our Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

        Certain of the information set forth herein, including costs and expenses that exclude the impact of stock compensation expense, amortization expense of purchased intangibles for 2006 and 2007, and the stock option investigation and related costs in 2007, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of stock compensation expense that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures we report may not be comparable to similarly titled amounts reported by other companies.

        The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report and other reports and filings made with the Securities and Exchange Commission. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption Item 1A—Risk Factors.

Overview

        We provide mission critical engineering, IT services and warfighter solutions to the U.S. Government and government agencies, as well as to state and local agencies and commercial customers. We are an innovative provider of mission critical engineering, IT services and warfighter solutions. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems Intelligence, Surveillance and Reconnaissance (C5ISR), weapons systems lifecycle support and extension, military weapon range operations and technical services, missile, rocket and weapon test and evaluation, mission launch services, public safety, security and surveillance, advanced network engineering services and IT services, and critical infrastructure design and integration services. We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across these core service areas.

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

        In 2006 and 2007, we undertook a transformation strategy whereby we divested our wireless-related businesses and chose to aggressively pursue business with the federal government, primarily the U.S. Department of Defense, through strategic acquisitions and organic growth. We divested assets in our wireless network services segment and renamed our enterprise network services segment "Public Safety and Security". Today, under the new corporate name of Kratos Defense & Security Solutions, Inc., we are organized into two primary operating segments: Kratos Government Solutions (KGS) and Public Safety & Security (PSS).

  Divestiture of Wireless Network Business

        In December 2005, our Board made the decision to exit our Mexican operations and certain of our other deployment businesses in South America. Prior to this decision, these operations had been reported in our Wireless Network Services segment. We determined that these operations met the criteria to be classified as held for sale. Accordingly, we reflected these operations as discontinued in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Our South American deployment operations were substantially shut down as of the end of 2005. Accordingly, all results for these operations for all periods presented have been reflected as discontinued.

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

        The final closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $18.9 million consideration, $1.5 million of which was paid on February 17, 2006, with the remaining $17.4 million payable by means of the promissory note in installments through December 31, 2006 with an interest rate of 7.5% per annum. The remaining note receivable balance was paid in December 2006. No amounts remain outstanding on the note receivable.

        The purchaser, Sakoki LLC, was a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with us, he was one of our co-founders and served as our Chief Executive Officer from inception in 1994 through September 2000, and as a director from inception through April 2002. In addition, as of July 31, 2007, Massih Tayebi owned or controlled approximately 8.2% of the total voting power of our capital stock. He is also the brother of Masood Tayebi, who was the Chairman of our Board at the time of this transaction. Masood Tayebi is no longer on our Board and had no personal financial interest in the transaction and no role with the entity that purchased the Mexico operations.

        On October 2, 2006, we consummated the acquisition of Madison Research Corporation ("MRC") for $69.0 million in cash, subject to an adjustment paid in April 2007 which increased the total purchase price to approximately $73.8 million, including transaction costs of $0.2 million. Ten percent of the purchase price before adjustment, or $6.9 million, was withheld as security for satisfaction of certain indemnification obligations and payable over eighteen months following the closing date of the merger pursuant to the terms of the merger agreement. In April 2007, approximately $1.5 million of the holdback was released and paid to the former shareholders of MRC. In October 2007, a second scheduled holdback payment of $2.8 million was made. The remaining holdback payment of approximately $2.3 million is expected to be settled in April 2008 subject to the resolution of certain indemnification matters. The acquisition was funded by cash on hand and cash from our previous $85 million Credit Facility with Key Bank National Association.

        The MRC acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), whereby the total cost of the acquisition has been allocated to tangible and intangible assets acquired and liabilities assumed based upon a determination of fair values at the effective date of the acquisition. A valuation was performed by an independent appraiser to finalize the purchase price allocation based upon the fair value of the assets and liabilities acquired and the details of this valuation are included in Note 6 of our Consolidated Financial Statements.

        On December 28, 2006, our Board approved a plan to divest portions of our business where critical mass had not been achieved. This plan involved the divestiture of our EMEA operations and our remaining South American operations. The EMEA operations were sold to LCC International, Inc. ("LCC") on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. We also received approximately $1.8 million from our EMEA operations prior and subsequent to the closing date as payment on outstanding intercompany debt. The balance of the $0.7 million sales price is being withheld as security for the satisfaction of certain indemnification obligations and is payable on a date that is the earlier of March 31, 2008 or the date that the buyer files its 10-K for the fiscal year ended December 31, 2007. Based upon our review of the most recently available financial statements of the buyer, as of December 31, 2007, we have concern about their ability to pay this holdback, due to their available liquidity. We have recorded a reserve of $0.7 million for this receivable.

        We recorded an impairment charge of $5.2 million in the fourth quarter of 2006 to reduce the current carrying value of our South American operations to their estimated fair value based upon current indications of interest. On April 20, 2007, we entered into an Equity Purchase Agreement to sell all of the issued and outstanding equity of its interests of our wholly-owned subsidiary WFI de Brazil Techlogia en Telecomunicaciones LTDA to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25 percent of net receivables collected subsequent to the closing date.

        On May 29, 2007, we entered into an Asset Purchase Agreement with LCC International, Inc. for the sale of all of the assets used in the conduct of the operation of our engineering services business of our Wireless Network Services segment that provided engineering services to the non-government wireless communications industry in the United States, for aggregate consideration in of $46 million. LCC delivered a subordinated promissory note for the principal amount of $21.6 million (the "Subordinated Promissory Note"), paid $17 million at closing and paid final working capital adjustments of $2.4 million through an amendment to the Subordinated Promissory Note. We retained an estimated $5.0 million in net working capital. The transaction was completed on June 4, 2007.

        On July 5, 2007, we sold the $21.6 million Subordinated Promissory Note to Silver Point Capital, L.P. ("Silver Point") in a transaction arranged by KeyBanc Capital Markets ("KeyBanc"). We received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million, which includes a $0.75 million fee to KeyBanc, an affiliate of our lender. On January 30, 2008, we received net proceeds of approximately $2.3 million on the working capital adjustment from Silver Point, net of a $0.1 million discount from par value. We did not provide any guaranty for LCC's payment obligations for the note.

        On July 9, 2007, we entered into a definitive agreement with an affiliate of Platinum Equity to sell our deployment services business of our wireless network services segment for total consideration payable of $24 million, including $18 million in cash at closing (subject to typical post closing working capital adjustments) and an aggregate $6 million in a three-year earn-out arrangement. We also agreed to provide certain transition services for a period of six months. The assets sold to Platinum Equity included all of our wireless deployment business and the Wireless Facilities name. The transaction closed on July 24, 2007.

        On September 25, 2007, we provided the working capital calculation to Platinum Equity, which indicated a working capital adjustment was due to Platinum primarily due to cash collected on accounts receivables by us prior to the close of the transaction that exceeded our previous estimate of working capital to be delivered to Platinum. Platinum has reviewed our working capital calculation, and we have not been able to come to an agreement on the working capital adjustment. In accordance with the terms of the acquisition agreement, we and Platinum are currently in the process of choosing a firm to resolve this item. As of December 31, 2007 the balance of our calculation has been reflected in other current liabilities.

        As a result of the engineering and deployment services divestitures in 2007, the Wireless Network Services segment has been classified as a discontinued operation in this Annual Report and all prior year results presented herein have been reclassified to reflect these businesses as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  Recent Acquisitions

        On December 31, 2007 we completed our acquisition of Indianapolis, Indiana headquartered Haverstick Consulting, Inc. ("Haverstick") as part of our Government Solutions Segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, we expanded our customer relationship within the DoD and enhanced our presence with the U.S. Air Force, a key growth area for Haverstick.

        The total purchase price was $90.2 million including transaction costs incurred by Kratos of $0.5 million. The purchase price paid to Haverstick of $89.7 million was paid in a combination of $70.3 million of cash and common stock valued at $19.4 million. We paid $66.7 million in cash at closing, $2.4 million in cash shortly thereafter and $12.0 million of common stock. In addition, $1.2 million in cash and $7.4 million in stock was held back to secure any negative working capital adjustments required by the merger agreement and our indemnity rights. The holdback consideration will be released on the 12th month and 21st month of the anniversary date of the acquisition. In addition to the indemnity holdback, the Agreement also calls for a post closing working capital adjustment. To fund the acquisition, we secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced our previous credit facility, which had an outstanding principal balance of $6.0 million on December 31, 2007.

        On February 29, 2008 we provided the working capital calculation to Haverstick, which indicated a working capital adjustment was due to us primarily because the working capital, as calculated per the Agreement, was below the target amount. Haverstick has reviewed our working capital calculation and is in disagreement. Their response proposes that there is actually excess working capital of approximately $1.5 million. In accordance with the Agreement, we have fifteen days from the date of Haverstick's objection to resolve the disagreement. If resolution has not been achieved within the fifteen day period, we and Haverstick have five days to agree on a nationally recognized independent accounting firm to resolve the disagreement.

        Pursuant to the terms of the Merger Agreement, the Company has agreed to use its reasonable best efforts to file a resale registration statement covering the shares issued in connection with the Merger promptly following the closing date. In the event that the common stock issued are not salable under rules promulgated under the Securities Acts, holders of the stock may elect to exchange such shares for a cash amount equal to $2.74 per share in accordance with the terms of the Merger Agreement. Until the date on which the shares of stock are salable interest shall accrue on the value of the Closing Stock at a floating rate of one-month LIBOR plus four percent (4%) per annum.

        In February 2008 we entered into a definitive merger agreement with San Diego-based C5ISR and net-centric warfare solutions provider SYS Technologies (AMEX:SYS) in a stock-for-stock transaction. Under the terms of the agreement, SYS will merge into a wholly owned subsidiary of Kratos and all of SYS's outstanding common shares will be converted into Kratos common shares. Upon closing, we will issue approximately 25 million shares of common stock. The transaction is subject to customary closing conditions, including approval of the transaction by SYS's shareholders and the approval of our stockholders of the issuance of shares. The transaction is expected to close in the second quarter of 2008.

        On September 12, 2007 we changed our name from Wireless Facilities, Inc. to Kratos Defense & Security Solutions, Inc. to reflect our new strategic focus.

        As of December 31, 2007, we consider the following factors to be important in understanding our financial statements.

        Kratos Government Solutions' business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under fixed-price contracts, we agree to perform certain work for a fixed price. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Our Pubic Security and Safety contracts are primarily fixed-price contracts whereby revenue is recognized using the percentage-of-completion method of accounting under the provisions of Statement of Position (SOP) 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." For contracts offered on a time and material basis, we recognize revenues as services are performed.

        Cost of revenues includes direct compensation, living, travel and benefit expenses for project-related personnel, payments to third-party subcontractors, cost of materials project-related incentive compensation based upon the successful achievement of certain project performance goals, allocation of overhead costs and other direct project-related expenses.

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

        We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer's country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project. We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks. Total retainages included in accounts receivable and current assets of discontinued operations were approximately $1.7 million and $0.0 million at December 31, 2007, respectively. In addition, $0.6 million of retainages that are expected to be paid after 2007 are included in other assets (long term).

        Our PSS segment previously built, installed and operated a wireless LAN system at a number of shopping malls in the United States. This network was developed to offer internet connectivity for a fee to customers and tenants at the malls. The market for these services had changed in 2006 with the emergence of free WiFi and WiMAX and this resulted in significantly reduced expectations for future revenue and profits related to the realizability of this asset. Based upon an analysis of the expected future cash flows from this asset in accordance with SFAS No. 144, we determined that the full value of this asset, approximately $1.8 million, was impaired at the end of 2006. In January 2008, we sold the LAN system network to the owner of the shopping malls for $0.3 million. This transaction will be recorded in our first quarter of 2008 at the time of the transfer of the network.

        Due to a loss of management in early 2006 as a result of the completion of earn-outs on some of our PSS acquisitions at the end of 2005, our PSS operations experienced an underperformance relative to historic operating results in 2006 and this impacted our projected future performance. We determined at the end of 2006 that the total amount of goodwill for our PSS segment, approximately $18.3 million, was impaired. The fair value of the goodwill was estimated using these projections and a combination of a discounted cash flow model and a market approach model that takes into consideration comparable business and market transactions. We also concluded based on this analysis the intangible assets for PSS were not impaired.

        As of December 31, 2007, our annual effective tax rate was a negative 5% for the year ending December 31, 2007 which resulted in tax expense of $1.3 million on a loss before income taxes of $26.9 million. The rate differs from the federal and state statutory rates primarily due to the increase in the valuation allowance against deferred tax assets created during the year for which recognition is not considered to be "more likely than not".

        Management currently considers the following events, trends and uncertainties to be important to understanding its financial condition and operating performance:

        We believe that our Kratos Government Solutions segment will build and expand our customer relationships within the U.S. Departments of Defense, Department of Homeland Security and other non-DoD state and local agencies by taking advantage of the significant opportunities for companies with substantial expertise in advanced engineering and information technology. We believe we will experience continued growth in revenues and operating income from this operating segment. The acquisition of Haverstick on December 31, 2007 resulted in the addition of nearly 500 highly skilled technical professionals and engineers with expertise in the areas of military weapons and target range support as well as targets and missile operations and maintenance. The acquisition of MRC on October 2, 2006 provides us with expanded presence in Huntsville Alabama, which is a key strategic military location for this segment. MRC offers a broad range of technical, engineering and IT solutions, and has developed core competencies in weapons system lifecycle support, integrated logistics, test and evaluation, commercial off-the-shelf software and hardware selection and implementation, software development and systems lifecycle maintenance. The results of operations of Haverstick have not been included in our consolidated statement of operations as that transaction closed on December 31, 2007. The results of operations of MRC have been included in our consolidated results beginning from the closing date of October 2, 2006.

        Our restructuring assessments which occurred in the fourth quarter of 2006 included a critical review of our Public Safety & Security segment to take into consideration the overall enterprise related industry and market opportunities, as well as the management and performance setbacks that occurred in this segment during 2006. As a result of this analysis we made the decision to focus primarily on areas where we have significant existing expertise, qualifications and relationships. For example, we believe our expertise and overall qualifications provide a clear competitive differentiator on projects related to physical and other types of security system integrations at Department of Defense military bases, production facilities, and other state, local and municipal government locations.

Results of Operations

Comparison of Results for the Year Ended December 31, 2006 to the Year Ended December 31, 2007

        Revenues.    Revenues by operating segment for the years ended December 31, 2006 and 2007 are as follows (in millions):

	2006	2007	$ change	% change
Public Safety & Security Segment	$55.6	$51.1	$(4.5)	(8.1)%
Kratos Government Solutions Segment	97.5	142.5	45.0	46.2%

Total revenues	$153.1	$193.6	$40.5	26.5%

        Revenues increased $40.5 million from $153.1 million in 2006 to $193.6 million in 2007, reflecting an increase of $45.0 million in our Kratos Government Solutions segment, primarily due to the acquisition of MRC in October 2006, which contributed $70.5 million in revenues in 2007 and $17.2 million in 2006. This increase of $53.3 million was partially offset by decreases due to the reduction of one program with annualized revenues of nearly $5.7 million that was consolidated by one of our Federal Government customers as well as, to a lesser degree, other program delays and losses resulting in reduced revenues of $2.6 million in other businesses within our Government Solutions segment. Reductions in our Public Safety & Security segment of $4.5 million were primarily related to our exit of the municipal wireless business in the first quarter of 2007.

        As described in the section "Critical Accounting Principles and Estimates" and in the footnotes to our audited consolidated financial statements, a portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

        Cost of Revenues.    Cost of revenues increased $37.8 million or 30.4% from $124.2 million for the year ended December 31, 2006 to $162.0 million for the year ended December 31, 2007 primarily due to the increase in total revenues. The increase was primarily attributable to cost of revenues of approximately $14.6 million related to the MRC acquisition, offset by decreases in cost of revenues as a result of the reduced revenues in our PSS segment discussed above. Gross margin during the year ended December 31, 2007 of 16.3% decreased from a 2006 gross margin of 18.9%. The decrease in gross margin primarily resulted from a change in the mix of Government Services revenue versus Public Safety & Security revenue.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 2.6% from $38.5 million to $39.5 million for the years ended December 31, 2006 and 2007, respectively. The increase of $1.0 million is primarily due to an increase in costs reflecting the acquisition of MRC and an increase in external consulting and professional fees, such as legal and accounting, partially offset by a reduction in stock compensation expense of $4.9 million from 2006, which decreased from $5.9 million in 2006 to $1.0 million in 2007. Included in the selling, general and adminstrative expenses (SG&A) for 2006 and 2007 is amortization of purchased intangibles of $2.0 million and $2.8 million, respectively. The increase in amortization year over year is also a result of the MRC acquisition. As a percentage of revenues, selling, general and administrative expenses decreased from 25.1% in 2006 to 20.4% in 2007. Excluding the impact of the amortization of purchased intangibles and stock compensation expense, SG&A decreased from 20.0% to 19.0% of revenues for 2006 and 2007, respectively.

        Stock Option Investigation, Related Fees and Recoveries.    In the summer of 2006, our current executive management team, which has been in place since 2004, initiated an investigation of our past stock option granting practices (the "Equity Award Review") in reaction to media reports regarding stock option granting practices of public companies. Our 2007 costs of $10.6 million included $14.0 million in legal, accounting and other professional fees related to our Equity Award Review which was completed in September 2007 and the ongoing government inquiries by the Department of Justice and the SEC. This amount was partially offset by $3.4 million related to the recovery of assets from our settlement with our former stock option administrator related to damages for the theft of our stock options and common stock which occurred in 2002 and 2003 and was discovered during our internal review of our option granting practices. See Item 3. Legal Proceedings for a further discussion of these items.

        Estimated Cost for Settlement of Securities Litigation.    In March 2008, following a voluntary mediation of 2004 and 2007 securities litigation, the parties reached a tentative agreement to settle the class action. See Item 3. Legal Proceedings for a further discussion of these items. We have accrued an estimated $4.9 million related to its costs for the settlement of these litigations.

        Contingent Acquisition Consideration and Restatement Fees.    In September 2004, we amended the purchase agreements related to two of the companies acquired in our ENS segment in 2003 to more accurately reflect the intent of the transactions, resulting in a rescission of the continuous employment clauses from the earn-out arrangements, for which we recorded a $12.4 million accrual at that time. We had $0.1 million in expense associated with contingent acquisition consideration based upon the final payments on these agreements in 2006. There were no charges incurred in 2007.

        Impairment and Restructuring Charges.    Impairment and restructuring charges decreased $20.6 million from $21.8 million in 2006 to $1.2 million in 2007. During 2006, we recorded $21.8 million in impairment and restructuring charges as a result of a change in strategic focus of our PSS segment and a consolidation of our headquarter facilities, which included $18.3 million for goodwill impairment related to acquisitions made in the PSS segment. This was due in part to changes in the industry and the strategic focus, the impact of recent and future expected operating performance, as well as operational challenges from significant employee turnover that we encountered after the completion of the earn-out periods in early 2006. The balance of the charge was related to an asset impairment of approximately $1.8 million, an unused facility charge of approximately $1.4 million related to facilities consolidation and severance costs associated with restructuring activities of approximately $0.3 million. The costs in 2007 of $1.2 million included $0.8 million for an excess facility accrual for obligations under facility leases with unused office space as a result of the recent divestitures of our wireless network services businesses, $0.2 million related to the impairment of leasehold improvements for these facilities and $0.2 million related to an impairment of fixed assets.

        Other Expense, Net.    For the year ended December 31, 2006, net other expense was $0.9 million compared to net other expense of $2.3 million for the year ended December 31, 2007. The other expense in 2006 was due to interest income on the note receivable relating to the sale of our Mexican subsidiary and interest expense for the borrowings on the line of credit used to fund the acquisition of MRC in October 2006. In 2007, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $2.2 million that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. Consequently, in 2007 the interest cost for the Line of Credit borrowings used to fund the MRC acquisition was primarily allocated to discontinued operations. The net other expense of $2.3 million in 2007 was primarily attributable to approximately $1.8 million of an impairment charge, recorded in the fourth quarter of 2007, related to the carrying value of investments to fair value as well as $1.2 million of interest expense incurred on our credit facility.

        Provision (benefit) for Income Taxes.    Our effective income tax rate for the year ended December 31, 2006 represented a negative 43% income tax provision compared to a negative 5% income tax provision for the year ended December 31, 2007. The tax provision of $13.8 million for the year ended December 31, 2006 included an increase to the valuation allowance of $15.9 million against the deferred tax assets. The tax provision for the year ended December 31, 2007 included an increase to the valuation allowance of $9.8 million against the deferred tax assets.

        Income (Loss) from Discontinued Operations.    Loss from discontinued operations increased from a loss of $11.7 million in 2006 to a loss of $12.6 million during 2007. The increase was primarily due to the impairment of assets related to the wireless deployment business of $13.4 million, an impairment of goodwill of $7.2 million related to this business, a $1.9 million loss from the disposal of our deployment business and a $1.1 million excess facility accrual. These charges were all partially offset by a gain of $14.8 million on the sale of the wireless engineering services business operations and a gain of $2.6 million on the sale of the EMEA business. Revenues and net loss before taxes generated by these businesses in 2006 were approximately $201.7 million and $9.8 million, respectively, compared to $85.7 million and $12.7 million, respectively, in 2007. The decrease year over year was impacted by the divestitures of the wireless network services businesses in 2007. See Note 4 to the Notes to the Consolidated Financial Statements for further discussion of these transactions.

Comparison of Results for the Year Ended December 31, 2005 to the Year Ended December 31, 2006

        Revenues.    Revenues by operating segment for the years ended December 31, 2005 and 2006 are as follows (in millions):

	2005	2006	$ change	% change
Public Safety & Security Segment	$67.3	55.6	(11.7)	(17.4)%
Government Solutions Segment	85.0	97.5	12.5	14.7%

Total revenues	$152.3	$153.1	$0.8	0.1%

        Revenues increased $0.8 or 0.1% from $152.3 million in 2005 to $153.1 million in 2006. The increase in revenues included an increase of $12.5 million in our Government Solutions segment, substantially offset by reduced revenue in our Public Safety & Security segment.

        The decreased revenues in the PSS segment of $11.7 million from 2005 to 2006 was primarily a result of significant employee turnover, particularly management sales and business development personnel, that occurred in our Atlanta and Houston offices following the completion of the three year acquisition earn-out periods at the beginning of 2006. The increased revenue in the Government Network Services segment is a result of the acquisition of MRC in the fourth quarter of 2006, which contributed $17.6 million in revenues in 2006, offset partially by decreases due to program delays and program reductions from two of our DOD Customers.

        Cost of Revenues.    Cost of revenues increased $8.5 million or 7.3% from $115.7 million for the year ended December 31, 2005 to $124.2 million for the year ended December 31, 2006. Gross margin during the year ended December 31, 2005 of 24.0% decreased to a gross margin of 18.9% for the year ended December 31, 2006. The increase in cost of revenues was partially attributable to cost of revenues of approximately $14.6 million related to the MRC acquisition. The decrease in gross margins resulted from an increased mix of government network services business, which generally reports the classification of cost elements based upon definitions in accordance with government contracting regulations. As a result, cost of revenues in the 2006 periods includes certain cost elements that would otherwise be classified as SG&A expense under a commercial contract arrangement. In addition, the overall decrease in gross margin percentage was partially attributable to a stock-based compensation expense of $0.9 million in 2006 related to our adoption of SFAS No. 123(R) in January 2006, compared to $0.0 million in 2005 and the impact of cost overruns in the PSS sector as a result of employee and management turnover that occurred following the completion of the earn-out periods in early 2006.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 8.5% from $35.5 million to $38.5 million for the years ended December 31, 2005 and 2006, respectively. As a percentage of revenues, selling, general and administrative increased from 23.3% in 2005 to 25.1% in 2006. The increase of $3.0 million is primarily due to the cost of stock-based compensation which was $5.9 million in 2006 or 3.9% of revenues versus $0.2 million, net of related tax adjustments, in 2005 or 0.1% of revenues partially offset by a reduction in consulting fees. Excluding the stock-based compensation expense, SG&A decreased from $35.3 million, or 23.2% of revenues, in 2005 to $32.6 million, or 21.3% of revenues, in 2006.

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

        Impairment and Restructuring Charges.    During 2006, we recorded $21.8 million in impairment and restructuring charges as a result of a change in strategic focus of our ENS segment and a consolidation of our headquarter facilities, which included $18.3 million for goodwill impairment related to acquisitions made in the ENS segment. This was due in part to changes in the industry and our strategic focus, the impact of recent and future expected operating performance, as well as operational challenges from significant employee turnover that we encountered after the completion of the earn-out periods in early 2006. The balance of the charge was related to an asset impairment of approximately $1.8 million, an unused facility charge of approximately $1.4 million related to facilities consolidation and severance costs associated with restructuring activities of approximately $0.3 million. No impairment or restructuring charges were incurred in 2005.

        Other Income (Expense), Net.    For the year ended December 31, 2005, net other income was $0.3 million compared to net other expense of $0.9 million for the year ended December 31, 2006. The increase in net other expense of $1.2 million was primarily due to the interest that was incurred on the Key Bank credit facility as a result of the MRC acquisition, partially offset by the interest income earned on the note receivable for the sale of Mexico.

        Provision (benefit) for Income Taxes.    Our effective income tax rate for the year ended December 31, 2005 represented a 3% income tax benefit compared to a negative 43% income tax provision for the year ended December 31, 2006. The tax benefit of $0.1 million for the year ended December 31, 2005 included a decrease to the valuation allowance on deferred tax assets based upon the Company's projections of taxable income for 2006, including the reversal of temporary differences. The reduction in the valuation allowance was primarily a result of our projected forecasts of 2006 taxable income, the estimated timing of reversal of temporary differences and the expected utilization of net operating loss carryforwards. In 2006, the income tax expense of $13.8 million is a result of an increase of $15.9 million in our valuation allowance for deferred tax assets.

        Loss from Discontinued Operations.    Loss from discontinued operations increased from a loss of $2.0 million in 2005 to a loss of $11.7 million during 2006. Included in the loss from discontinued operations of $2.0 million for the year ended December 31, 2005 is an approximate $5.0 million charge related to a write off of unrecoverable contract costs incurred on sites we were building for our customers in Mexico and South America which were cancelled prior to the completion of the sites. Although we were under contractual arrangement with these customers to build these sites, these costs were contractually unrecoverable from our customers due to the termination clauses in the contracts, which did not provide for reimbursement for in process cancelled sites, unless agreed upon by the customer. Also included in our loss from discontinued operation in 2005 is an impairment charge of $0.9 million related to accumulated foreign currency translation losses as well as a $4.4 million valuation allowance established against the deferred tax assets of our discontinued operations. Included in the loss from discontinued operations of $11.7 million for the year ended December 31, 2006 is an impairment charge of approximately $5.2 million to reduce the current carrying value of the South American operations to their estimated fair value based upon current indications of interest. Also included in our loss from discontinued operations in 2006 is an impairment charge of $1.7 million related to accumulated foreign currency translation losses. Revenues and net income (loss) before taxes generated by these businesses in 2005 were approximately $265.1 million and net income of $7.1 million, respectively, compared to $201.7 million and a net loss of $9.8 million, respectively, in 2006. The reduction in revenues in 2006 from 2005 reflects the sale of our Latin American operations in February 2006. See Note 4 to the Notes to the Consolidated Financial Statements for further discussion of these transactions.

Liquidity and Capital Resources

        As of December 31, 2007, we had consolidated cash and cash equivalents of $8.6 million, consolidated long-term and short-term debt of $76.7 million, and consolidated stockholders equity of $167.2 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility.

Net Cash from Operations

        Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, fund our ongoing litigation and government inquiries, and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. A summary of our net cash provided by operating activities from continuing operations from our consolidated statement of cash flows is as follows (in millions):

	Years Ended December 31,
	2005	2006	2007
Net cash used in operating activities of continuing operations	$(3.4)	$(3.9)	$(1.1)

        Cash used in operating activities of continuing operations for 2007 decreased by $2.7 million from 2006 primarily due to a decrease in days sales outstanding from 109 days to 101 days, after adjustment for the MRC transaction in 2006 and the Haverstick transaction in 2007, partially offset by payment related to our internal stock option investigation, as well as the timing of payments of our expenses.

        Cash used in investing activities from continuing operations are summarized as follows (in millions):

	2005	2006	2007
Investing activities:
Sale/maturity of short-term investments	$7.6	$—	$—
Cash paid for contingent acquisition consideration	(17.1)	(8.5)	(8.9)
Cash paid for acquisitions, net of cash acquired	(33.6)	(59.1)	(63.9)
Proceeds from the disposition of discontinued operations	—	18.9	57.3
Cash transferred from (to) restricted cash	—	(1.0)	1.0
Capital expenditures	(4.0)	(1.2)	(0.9)

Net cash used in investing activities from continuing operations	$(47.1)	$(50.9)	$(15.4)

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities in each of the three years from 2005 to 2007 as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. These acquisitions included Haverstick in 2007, MRC in 2006, and TLA in 2005.

        Investing activities in 2006 and 2007 also included proceeds of $18.9 million and $57.3 million respectively, directly attributable to our sale of our wireless discontinued operations.

        Capital expenditures consist primarily of investment in computer hardware and software and improvement of our physical properties in order to maintain suitable conditions to conduct our business.

        Cash provided by financing activities from continuing operations are summarized as follows (in millions):

	2005	2006	2007
Financing activities:
Proceeds from issuance of common stock	$0.1	$0.4	$—
Proceeds from issuance of common stock under employee stock purchase plan	0.8	—	—
Borrowings under credit facility and line of credit	—	85.0	88.5
Repayment under line of credit	—	(34.0)	(64.0)
Repayment of capital lease obligations	(0.4)	(0.3)	(0.4)
Debt issuance costs	(0.3)	(1.2)	(3.0)

Net cash provided by financing activities from continuing operations	$0.2	$49.9	$21.1

        In 2005, we entered into a $15 million credit facility with KeyBank National Association ("KeyBank") for general working capital requirements and to fund future acquisitions. We did not draw on this facility until 2006 and in October 2006 we replaced this facility with an $85 million facility from KeyBank to fund the acquisition of MRC. During 2007, we entered into two amendments to our credit facility, one in March and the other in June, which reduced the total facility to $35 million as a result of the divestitures of our wireless network services businesses. In December 2007, we successfully negotiated a new $85.0 million credit facility with Key Bank, which was used primarily to fund the Haverstick acquisition.

        Proceeds from the issuance of common stock in 2005 through 2006 are related to the exercise of employee stock options.

        Cash provided by (used in) discontinued operations are summarized as follows (in millions):

	2005	2006	2007
Operating cash flows	$7.7	6.4	$0.2
Investing cash flows	(5.1)	(6.6)	(1.6)
Financing cash flows	4.0	0.1	—
Effect of exchange rates on cash and cash equivalents	1.0	2.7	0.0

Net cash flows of discontinued operations	$7.6	$2.6	$(1.4)

        Investing cash flow consists of capital expenditures incurred by our wireless network services segment. Financing cash flows is the result of proceeds received on the exercise of stock options by the wireless network services employees.

Off Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations and Commitments

        In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. In 2007, we paid $4.6 million of working capital adjustments and approximately $4.3 million of the holdback amounts to the former MRC shareholders in accordance with the Purchase Agreement. As of December 31, 2007, we have approximately

$3.5 million of cash holdback amounts that will be released subject to indemnity rights due for the MRC and Haverstick acquisitions. The MRC payment of approximately $2.3 million is due in April 2008 and the remaining amounts for Haverstick of $1.2 million are due in December 2008 and September 2009. The holdback arrangements accrue interest in accordance to terms in the purchase agreements.

        In addition to the indemnity holdback, the Haverstick Agreement also calls for a post closing working capital adjustment. On February 29, 2008 we provided the working capital calculation to Haverstick, which indicated a working capital adjustment was due to us primarily because the working capital, as calculated per the Agreement, was below the target amount. Haverstick has reviewed our working capital calculation and is not in agreement. Their response proposes that there is actually excess working capital of approximately $1.5 million. In accordance with the Agreement, we have fifteen days from the date of Haverstick's objection to resolve the disagreement. If resolution has not been achieved within the fifteen day period, we and Haverstick have five days to agree on a nationally recognized independent accounting firm to resolve the disagreement.

        Any amounts earned by shareholders of acquired companies for which there were no continuous employment clauses will result in additional goodwill recorded for those acquisitions when the earn-out consideration is earned. There were no earn-out considerations in connection with the MRC or Haverstick acquisitions, but in connection with future acquisitions, we may agree to make additional payments to sellers contingent upon achievement of performance milestones by the acquired entities.

        On December 31, 2007, we entered into a new credit facility of $85.0 million with KeyBanc Capital Markets which replaced the October 2, 2006 credit agreement with Key Bank. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as, a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half year term with principal payments required quarterly beginning on March 31, 2008 of $25,000 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments required quarterly beginning on March 31, 2008 of $0.6 million in 2008, $1.3 million in 2009, $2.5 million in 2110, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011 and contains provisions typical in such arrangements. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of our aggregate debt to our EBITDA for the previous four fiscal quarters. We used the credit facility to fund the Acquisition of Haverstick Consulting Inc. (Haverstick) and to retire outstanding debt under our October 2006 credit facility with Key Bank. The terms of the new credit agreement require us to provide certain customary covenants for a credit agreement, including certain financial covenants which vary by quarter. See schedules 7.12(a) through (e) to both the First Lien Credit Agreement and the Second Lien Credit Agreement which are filed as Exhibits 10.1 and 10.2 respectively, to our Current Report on Form 8-K filed with the SEC on January 7, 2008, and which are incorporated herein by reference.

        As of December 31, 2007, our outstanding balance on the facility was $75.5 million and the weighted average interest rate on the debt borrowed during 2007 was 8.3%. This includes $3.5 million of interest expense and financing costs related to the October 2006 credit facility and the new facility dated December 31, 2007. The replacement of the October 2006 facility resulted in a write-off of $1.0 million in deferred financing costs. We have $3.3 million in deferred financing costs outstanding as of December 31, 2007 which are related to the new facility and are being amortized over the four, five and five and one half year life of the respective underlying notes.

        On February 11, 2008, we entered into three interest swap agreements with Key Bank, to fix the our LIBOR rate to an average of 3.16% for the term of the swap agreements. The effective date of the swaps were February 14, 2008. The notional amounts and expiration dates of the swap agreements are $15 million and March 31, 2010; $22.5 million and March 31, 2011; and $32.5 million and March 31, 2011.

        In March 2008 we entered into a tentative agreement to settle the 2004 and 2007 securities class action litigation actions (described in Item 3 Legal Proceedings), and as a result, we recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue our share of the settlement amounts, and an estimate for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by our insurance carriers. As a consequence of recording this legal settlement, we did not meet certain of the financial covenants in accordance with the Credit Agreement. Accordingly, on March 27, 2008, we obtained an amendment and waiver from our lenders to waive the impact of the legal settlement amounts on our financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the Credit Agreement to provide for an increase in the LIBOR floor rate to 4.25% and to require that we set aside in a restricted account approximately 50% of the proceeds of the recovery from the theft of stock options by our former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. The lenders have also reserved the right to require us to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expires upon our compliance with financial covenants under the Credit Agreement for the four consecutive quarters commencing after January 1, 2008.

        The net benefit of the swap agreements entered into by us on February 11, 2008 has been reduced by the LIBOR floor included in the amendment and waiver discussed above. The cost related to this amendment will be recorded as deferred financing costs for the credit facility in the first quarter of 2008.

        The following table summarizes our currently existing contractual obligations and other commitments at December 31, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2008	2009-2010	2011-2012	2013 and After
Long-term debt, net of interest(1)	$75.5	$1.9	$24.0	$43.6	$6.0
Capital leases(5)	1.2	0.1	0.2	0.3	0.6
Estimated interest on debt(2)	21.6	7.4	10.6	3.5	0.1
Other liabilities(3)	3.5	2.9	0.6	—	—
Purchase orders(4)	43.7	40.7	1.5	0.6	0.9
Operating leases(5)	16.3	5.6	8.0	1.8	0.9
Interpretation 48 obligations, including interest and penalties(6)	3.9	1.4	1.2	0.5	0.8

Total commitments and recorded liabilities	$165.7	$60.0	$46.1	$50.3	$9.3

(1)
The Key Bank Credit Facility. The payments shown are our present forecast which contemplates that we will pay off the Key Bank Credit Facility by the due date of June 2013. The annual payment requirements for long-term debt obligations are $2.6 million in 2008, $15.2 million in 2009 to 2010, $32.7 million in 2011 to 2012, and $9.5 million in 2013. See "Notes to Consolidated Financial Statements" Note 8(a) for further details.

(2)
Includes interest payments based on current interest rates for variable rate debt and fixed rate debt based upon our swap arrangements. See "Notes to Consolidated Financial Statements" Note 8(a) for further details.

(3)
Primarily the obligations under the working capital adjustment clause and holdback payments related to the acquisition of MRC and Haverstick. See "Notes to Consolidated Financial Statements" Note 6 for further details.

(4)
Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or services have not been performed.

(5)
See "Notes to Consolidated Financial Statements" Note 10 for further details.

(6)
The FIN 48 obligations shown in the above table represent certain uncertain tax positions. The years for which the uncertain tax positions will reverse have been estimated in scheduling the obligations in the table above.

        As of December 31, 2007 we have $2.4 million of standby letters of credit outstanding. Our letters of credit are related to our workers compensation program, as support for our performance bond program and for our work overseas. Additional information regarding our financial commitments at December 31, 2007 is provided in the notes to our consolidated financial statements. See "Notes to Consolidated Financial Statements, Note 16—Commitments and Contingencies."

Other Liquidity Matters

        We intend to fund our cash requirements with cash flows from operating activities, and borrowings under our current Credit Facilities and future Credit Facilities. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. However, we expect to pay for the settlement of our shareholder litigation in the second half of 2008 as discussed in Note 17—Legal Matters to our audited consolidated financial statements included in Item 15 of Part IV of this Annual Report and we may need to raise additional funds to pay for this settlement. In addition, if we become subject to significant judgments, settlements or fines related to the matters discussed in Note 17—Legal Matters to our audited consolidated financial statements included in Item 15 of Part IV of this Annual Report, or any other matters, or incur legal fees in excess of our current expectations, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our ability to access the capital markets and our compliance with our debt covenants.

        As discussed in Part II, Item 1A, "Risk Factors" section of this Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

        Revenue recognition.    We derive a significant percentage of our revenue from long-term contracts and account for these contracts under the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue on time and materials contracts is recognized as services are rendered at contracted labor rates plus material and other direct costs incurred. The portion of our revenue derived from fixed-price contracts accounted for approximately 51.1% of our revenues for 2007. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that we will not incur a loss on the project, we may record revenue equal to cost incurred, at zero margin. In the event that our cost incurred to date may be in excess of our funded contract value, we may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, we will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. The revenue we recognize in a given reporting period depends on: (1) the costs we have incurred for individual projects; (2) our then current estimate of the total remaining costs to complete individual projects; and (3) the current estimated contract value associated with the projects. If, in any period, we increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. As a result, our gross margin in such period and in future periods may be affected. To the extent that our estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from our estimates. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

        Accounting for income taxes and tax contingencies.    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of Interpretation No. 48 effective January 1, 2007.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided to us by our tax advisors, our legal advisors and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease.

        We have a valuation allowance at December 31, 2007, due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

        The 2007 effective tax rate at December 31, 2007 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 31, 2007 are settled at an amount which differs from our estimate. Finally, during 2008, if we are impacted by a change in the valuation allowance as of December 31, 2007 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 31, 2007, such effect will be recognized in the interim period in which the change occurs.

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

        Contingencies and litigation.    We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with SFAS No. 5, "Accounting for Contingencies." As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Part II, Item 1 "Legal Proceedings" for additional information.

        Share-Based Payments.    Beginning in fiscal year 2006, we account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R") "Share-Based Payments," which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Prior to adoption of SFAS 123R, we accounted for share-based compensation using the intrinsic value-based method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS 123R using the modified prospective transition method.

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

Recently Issued Accounting Pronouncements

        In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The application of this Statement reduced our retained earnings on January 1, 2007 by $0.1 million to increase reserves for uncertain tax positions.

        The SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 was effective in the Company's fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160") "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is in the process of determining the impact of these statements on its consolidated financial statements.

Related Party Transactions

        For detailed information regarding related party transactions, see Note 15 of our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our credit facility with KeyBank National Association. Based on our average outstanding balances during the year ended December 31, 2007 a 1% change in the LIBOR rate would impact our financial position and results of operations by approximately $0.4 million over the next year. We did not utilize any derivative financial instruments to hedge interest rate risks in 2007 or in prior years. Cash and cash equivalents as of December 31, 2007 were $8.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the year ended December 31, 2007.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

        Grant Thornton LLP, the independent registered public accounting firm who audited the Company's consolidated financial statements included in this Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

        During 2007, we completed the integration of Madison Research Corporation's historical internal controls into our own internal control over financial reporting. Integration changes are included in our assessment of internal controls over financial reporting at December 31, 2007.

        On May 10, 2007, we completed a significant upgrade to the Oracle financial accounting system software used primarily by the U.S. divisions of our Wireless Network Services segment. Subsequently, as discussed further in Note 4 to the consolidated financial statements covered by this report, we completed the sale of our U.S. engineering services business and wireless deployment business. The financial accounting system software was included in the sale of the wireless deployment business. As a result, the internal control over financial reporting that formerly operated at these businesses were excluded from our assessment of internal control over financial reporting at December 31, 2007.

        On December 31, 2007, we completed the acquisition of Haverstick Consulting, Inc. (Haverstick) and, as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, the internal control over financial reporting of this entity. Total assets related to Haverstick of $111.1 million and no revenue for the date of acquisition of December 31, 2007 are included in our consolidated financial statements as of and for the year ended December 31, 2007. We plan to integrate Haverstick's historical internal control over financial reporting into our own internal control over financial reporting in 2008. Accordingly, certain changes will be made to our internal control over financial reporting until such time as this integration is complete.

        Except as described above, there were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense and Security Solutions, Inc.

        We have audited Kratos Defense and Security Solutions, Inc. (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        As indicated in Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its wholly-owned subsidiary, Haverstick Consulting Inc. which was acquired on December 31, 2007 and constituted approximately 33% of total consolidated assets as of December 31, 2007 and none of the total consolidated revenues for the year then ended. Our audit of internal control over financial reporting of Kratos Defense & Security Solutions, Inc. also did not include an evaluation of the internal control over financial reporting of this acquired company.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Kratos Defense and Security Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 27, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
March 27, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference of the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2007.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2007.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2007.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   Financial Statements and Financial Statement Schedules

  (1)
  Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2006 and 2007

    Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2006 and 2007

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007

    Notes to Consolidated Financial Statements

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

  (2)
  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/Period End Date	Filed-Furnished Herewith
2.1	Stock Purchase Agreement by and among the Company, JMA Associates, Inc. d/b/a TLA Associates, and the Stockholders of JMA Associates, Inc., dated as of January 27, 2005.	8-K	02/02/05
2.2	Equity Purchase Agreement, dated February 17, 2006, by and between Sakoki LLC and the Company.	8-K	02/23/06
2.3	Addendum and Waiver Related to the Equity Purchase Agreement, dated June 26, 2006, by and between Sakoki LLC and the Company.	10-Q	06/30/06
2.4	Merger Agreement, dated August 8, 2006, by and among the Company, WFI Government Services, Inc., MRC Merger Company, Inc. and Madison Research Corporation.	8-K	08/14/06
2.5	Agreement dated as of March 9, 2007 by and between LCC Wireless Engineering Services Limited and the Company.	10-K	12/31/06
2.6	Equity Purchase Agreement, dated April 20, 2007, by and between the Company and Strategic Project Services, LLC.	10-K	12/31/06
2.7	Asset Purchase Agreement, dated May 29, 2007, by and between the Company and LCC International, Inc.	8-K	05/30/07
2.8	Asset Purchase Agreement, dated July 7, 2007, by and between the Company and Burgundy Acquisition Corporation.	8-K	07/12/07
2.9	Agreement and Plan of Merger, dated November 2, 2007, by and among the Company, Kratos Government Solutions, Inc., Haverstick Acquisition Corporation and Haverstick Consulting, Inc.	8-K	11/07/07
3.1	Amended and Restated Certificate of Incorporation.	10-Q	09/30/01
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/12/07
3.3	Amended and Restated Bylaws of the Company, as amended December 31, 2007.	8-K	01/07/08
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.	8-K/A	06/05/02
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.	S-1	08/18/99

4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.	8-K	12/17/04
10.1#	1997 Stock Option Plan.	S-1	08/18/99
10.2#	Form of Stock Option Agreement pursuant to the 1997 Stock Option Plan and related terms and conditions.	S-1/A	09/10/99
10.3#	1999 Equity Incentive Plan.	S-1	08/18/99
10.4#	Form of Stock Option Agreement pursuant to the 1999 Equity Incentive Plan.	S-1/A	09/10/99
10.5#	1999 Employee Stock Purchase Plan and related offering documents.	S-1	08/18/99
10.6#	Form of Indemnity Agreement by and between the Company and certain officers and directors of the Company.	S-1	08/18/99
10.7#	2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00
10.8#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00
10.9#	Executive Employment Agreement by and between the Company and Eric DeMarco effective November 14, 2003.	10-K	12/26/03
10.10#	Amended and Restated Severance and Change of Control Agreement dated March 28, 2006 between the Company and Deanna Lund.	10-K	12/31/05
10.11#	Amended and Restated Severance and Change of Control Agreement dated March 28, 2006 between the Company and James Edwards.	10-K	12/31/05
10.12#	Nonqualified Deferred Compensation Plan.	10-K	12/31/05
10.13#	2005 Equity Incentive Plan.	S-8	08/01/05
10.14#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/05
10.15#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the Company's 2005 Equity Incentive Plan.	8-K	01/17/07
10.16#	Severance and Change of Control Agreement dated as of July 12, 2007 between the Company and Laura L. Siegal.	10-K	09/11/07
10.17	Form of Subordinated Promissory Note issued by LCC International, Inc. to the Company.	8-K	5/30/07
10.18	Form of Subordination Agreement executed by LCC International, Inc., the Company and Bank of America, N.A.	8-K	5/30/07
10.19	Note Sale Agreement, dated July 3, 2007, by and between SPCP Group, LLC International, Inc. and the Company.	8-K	7/10/07
10.20	Assignment Agreement, dated July 3, 2007, by and among the Company, SPCP Group LLC, LCC International, Inc. and Bank of America, N.A.	8-K	7/10/07
10.21	Form of Earnout Agreement executed by the Company and Burgundy Acquisition Corporation.	8-K	7/12/07

10.22	Facility Letter, dated October 24, 2007, by and between the Company and KeyBank Capital Markets.	8-K	11/07/07
10.23	First Lien Credit Agreement among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender and the other financial institutions parties thereto and Keybanc Capital Markets as lead arranger and book runner, dated as of December 31, 2007.	8-K	01/07/08
10.24	Second Lien Credit Agreement among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, the other financial institutions parties thereto and Keybanc Capital Markets as lead arranger and book runner, dated as of December 31, 2007.	8-K	01/07/08
21.1	List of Subsidiaries.			*
23.1	Consent of Independent Registered Public Accounting Firm.			*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.			*

#
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: March 27, 2008

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERIC M. DEMARCO Eric M. DeMarco	President and Chief Executive Officer	March 27, 2008
/s/ DEANNA H. LUND Deanna H. Lund	Senior Vice President, Chief Financial Officer	March 27, 2008
/s/ LAURA L. SIEGAL Laura L. Siegal	VP, Corporate Controller and Principal Accounting Officer	March 27, 2008
/s/ SCOTT ANDERSON Scott Anderson	Director	March 27, 2008
/s/ BANDEL CARANO Bandel Carano	Director	March 27, 2008
/s/ SCOT JARVIS Scot Jarvis	Director	March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense and Security Solutions, Inc.

        We have audited the accompanying consolidated balance sheets of Kratos Defense and Security Solutions, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kratos Defense and Security Solutions, Inc. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 of the notes to consolidated financial statements, on January 1, 2006, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payments".

        As discussed in Note 10 of the notes to consolidated financial statements, on January 1, 2007, the Company has adopted Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109".

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kratos Defense and Security Solutions, Inc.'s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
March 27, 2008

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Balance Sheets

December 31, 2006 and 2007

(in millions, except par value and number of shares)

	2006	2007
Assets
Current assets:
Cash and cash equivalents	$5.4	$8.6
Restricted cash	1.0	—
Accounts receivable, net	59.3	77.0
Income taxes receivable	2.6	1.0
Prepaid expenses	2.1	7.4
Notes receivable	—	2.6
Other current assets	3.4	8.7
Current assets of discontinued operations	67.0	1.6

Total current assets	140.8	106.9
Property and equipment, net	6.1	6.9
Goodwill	129.9	194.5
Other intangibles, net	13.4	19.9
Deferred tax assets	6.5	—
Investments in unconsolidated affiliates	2.1	0.3
Other assets	1.9	6.7
Non current assets of discontinued operations	37.0	0.1

Total assets	$337.7	$335.3

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16.4	$22.7
Accrued expenses	5.0	14.5
Accrued compensation	6.4	9.9
Line of credit	51.0	—
Billings in excess of costs and earnings on uncompleted contracts	4.0	10.9
Deferred tax liabilities	1.3	—
Accrual for contingent acquisition consideration	9.8	2.9
Income taxes payable	—	0.2
Accrual for unused office space	0.8	1.0
Other current liabilities	—	13.4
Current portion of long-term debt	0.4	2.6
Current portion of capital lease	—	0.1
Current liabilities of discontinued operations	49.5	5.3

Total current liabilities	144.6	83.5

Long-term debt, net of current portion	—	72.9
Accrual for unused office space, net of current portion	1.8	1.4
Capital lease	—	1.1
Deferred tax liabilities	—	2.0
Other liabilities	2.9	4.5
Non current liabilities of discontinued operations	1.3	2.7

Total liabilities	150.6	168.1
Commitments and contingencies (Notes 1, 2, 6, 8, 9, 10, 16 and 17)
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 31, 2006 and 2007 (liquidation preference $5.0 million at December 31, 2006 and 2007)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 73,883,950 and 78,998,922 shares issued and outstanding at December 31, 2006 and 2007, respectively	—	—
Additional paid-in capital	391.7	412.7
Accumulated deficit	(204.6)	(245.5)

Total stockholders' equity	187.1	167.2

Total liabilities and stockholders' equity	$337.7	$335.3

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITIES SOLUTIONS, INC.

Consolidated Statements of Operations

Years ended December 31, 2005, 2006 and 2007

(in millions, except per share amounts)

	2005	2006	2007
Revenues	$152.3	$153.1	$193.6
Cost of revenues	115.7	124.2	162.0

Gross profit	36.6	28.9	31.6

Selling, general and administrative expenses	35.5	38.5	39.5
Stock option investigation and related fees	—	—	14.0
Estimated cost for settlement of securities litigation	—	—	4.9
Recovery of unauthorized issuance of stock options	—	—	(3.4)
Contingent acquisition consideration and restatement fees	(2.1)	0.1	—
Impairment and restructuring charges	—	21.8	1.2

Operating income (loss) from continuing operations	3.2	(31.5)	(24.6)

Other income (expense):
Interest income (expense), net	0.1	(0.7)	(1.2)
Foreign currency gain	0.2	—	—
Impairment of investments in unconsolidated affiliates	—	—	(1.8)
Other income and (expenses), net	—	(0.2)	0.7

Total other income (expense), net	0.3	(0.9)	(2.3)

Income (loss) from continuing operations before income taxes	3.5	(32.4)	(26.9)
Provision (benefit) for income taxes from continuing operations	(0.1)	13.8	1.3

Income (loss) from continuing operations	3.6	(46.2)	(28.2)
Loss from discontinued operations	(2.0)	(11.7)	(12.6)

Net income (loss)	$1.6	$(57.9)	$(40.8)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.05	$(0.63)	$(0.38)
Loss from discontinued operations	(0.03)	(0.16)	(0.17)

Net income (loss) per common share:	$0.02	$(0.79)	$(0.55)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.05	$(0.63)	$(0.38)
Loss from discontinued operations	(0.03)	(0.16)	(0.17)

Net income (loss) per common share:	$0.02	$(0.79)	$(0.55)

Weighted average common shares outstanding:
Basic	74.0	73.5	74.0
Diluted	75.0	73.5	74.0

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2005, 2006 and 2007
(in millions)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	—	—	71.1	$0.1	$374.8	$(3.2)	$(148.3)	$(3.8)	$219.6
Issuance of common stock for exercise of stock options	—	—	0.6	(0.1)	2.7	—	—	—	2.6
Issuance of common stock under employee stock purchase plan	—	—	0.5	—	2.3	—	—	—	2.3
Stock based compensation	—	—	—	—	(0.5)	3.2	—	—	2.7
Components of comprehensive income:
Net income	—	—	—	—	—	—	1.6	—	1.6
Foreign currency translation gain, net of income taxes of $0.2 million	—	—	—	—	—	—	—	0.9	0.9

Total comprehensive income									2.5

Balance, December 31, 2005	—	—	72.2	$0.0	$379.3	$—	$(146.7)	$(2.9)	$229.7

Conversion of Series B convertible preferred stock	—	—	1.5	—	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	0.2	—	0.5	—	—	—	0.5
Stock based compensation	—	—	—	—	11.9	—	—	—	11.9
Components of comprehensive income:
Net loss	—	—	—	—	—	—	(57.9)	—	(57.9)
Foreign currency translation gain, net of income taxes of $0.3 million	—	—	—	—	—	—	—	1.5	1.5
Reclassification adjustment—foreign currency translation gain, included in net loss	—	—	—	—	—	—	—	1.4	1.4

Total comprehensive loss									(55.0)

Balance, December 31, 2006	—	—	73.9	$—	$391.7	$—	$(204.6)	$—	$187.1

Issuance of common stock for exercise of stock options	—	—	0.1	—	—	—	—	—	—
Common stock issued for acquisitions	—	—	4.6	—	12.0	—	—	—	12.0
Paid in capital for contingent consideration	—	—	—	—	7.4	—	—	—	7.4
Cumulative effect adjustment upon adoption of FIN No. 48	—	—	—	—	—	—	(0.1)	—	(0.1)
Stock based compensation	—	—	0.4	—	1.6	—	—	—	1.6
Net loss and total comprehensive loss	—	—	—	—	—	—	(40.8)	—	(40.8)

Balance, December 31, 2007	—	—	79.0	$—	$412.7	$—	$(245.5)	$—	$167.2

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2006 and 2007

(in millions)

	2005	2006	2007
Operating activities:
Net income (loss)	$1.6	$(57.9)	$(40.8)
Less: Loss from discontinued operations	(2.0)	(11.7)	(12.6)
Income (loss) from continuing operations	3.6	(46.2)	(28.2)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	4.3	4.7	4.3
Deferred income taxes	5.2	13.6	0.7
Accrual for settlement of securities litigation	—	—	4.9
Asset impairment charges	—	20.1	2.5
Disposal of property and equipment	0.1	0.1	—
Provision for doubtful accounts	0.2	0.2	0.5
Stock based compensation	0.9	6.9	0.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4.4)	(8.4)	5.3
Prepaid expenses	1.9	0.3	(0.1)
Other assets	(1.6)	(1.3)	(4.8)
Accounts payable	(2.5)	5.0	(0.8)
Accrued expenses	1.2	(6.3)	1.8
Accrued compensation	5.1	1.3	(1.5)
Accrual for contingent acquisition consideration	(2.0)	0.1	1.4
Accrual for unused office space	(0.9)	0.9	(0.1)
Billings in excess of costs and earnings on uncompleted contracts	(3.5)	1.2	0.4
Income tax receivable or payable	(4.5)	3.0	1.6
Other liabilities	—	(0.1)	10.1

Net cash provided by (used in) operating activities from continuing operations	3.1	(4.9)	(1.1)

Investing activities:
Sale/maturity of short-term investments	7.6	—	—
Cash paid for contingent acquisition consideration	(17.1)	(8.5)	(8.9)
Cash paid for acquisitions, net of cash acquired	(33.6)	(59.1)	(63.9)
Proceeds from the disposition of discontinued operations	—	18.9	57.3
Cash transferred (to) from restricted cash	—	(1.0)	1.0
Capital expenditures	(4.0)	(1.2)	(0.9)

Net cash used in investing activities from continuing operations	(47.1)	(50.9)	(15.4)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2005, 2006 and 2007

(in millions)

Financing activities:
Proceeds from issuance of common stock	0.1	0.4	—
Proceeds from issuance of common stock under employee stock purchase plan	0.8	—	—
Borrowings under credit facility and line of credit	—	85.0	88.5
Repayment under line of credit	—	(34.0)	(64.0)
Repayment of capital lease obligations	(0.4)	(0.3)	(0.4)
Debt issuance costs	(0.3)	(1.2)	(3.0)

Net cash provided by financing activities from continuing operations	0.2	49.9	21.1

Net cash flows of continuing operations	(43.8)	(5.9)	4.6

Cash flows of discontinued operations
Operating cash flows	1.2	7.4	0.2
Investing cash flows	(5.1)	(6.6)	(1.6)
Financing cash flows	4.0	0.1	—
Effect of exchange rates on cash and cash equivalents	1.0	2.7	—

Net cash flows of discontinued operations	1.1	3.6	(1.4)

Net increase (decrease) in cash and cash equivalents	(42.7)	(2.3)	3.2
Cash and cash equivalents at beginning of year	50.4	7.7	5.4

Cash and cash equivalents at end of year	$7.7	$5.4	$8.6

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$0.2	$(0.2)	$2.8
Net cash received during the year for income taxes	$(1.1)	$(0.7)	$(1.4)
Noncash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$12.0
Paid in capital for contingent consideration	—	—	7.4
Liability for contingent cash consideration	$—	$—	$1.2
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$40.0	$80.1	$111.1
Fixed assets financed	$0.6	$—	$1.2
Liabilities assumed in acquisitions	$6.4	$6.3	$20.9

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies

(a)   Description of Business

        Kratos Defense & Security Solutions, Inc. ("Kratos" or "the Company") was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. Kratos historically conducted business in three segments: Wireless Network Services, Government Network Services and Enterprise Network Services. The Company was an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through its Wireless Network Services division ("WNS"), the U.S. government through its Government Network Services division ("GNS"), now referred to as the Kratos Government Solutions ("KGS") segment, and enterprise customers through its Enterprise Network Services division ("ENS"), now referred to as the Public Safety & Security ("PSS") segment.

        In 2006 and 2007, the Company undertook a transformation strategy that culminated in the divestiture in 2007 of its wireless-related businesses and has aggressively pursued business with the federal government, primarily the U.S. Department of Defense, through strategic acquisition. See Note 5, Acquisitions. The Company's divestiture of its European wireless engineering services business which was discontinued and held for sale in December 2006 was completed in March 2007. In addition, the Company's divestiture of its domestic wireless engineering services business was completed in June 2007 and the divestiture of its wireless deployment services business was completed in July 2007. Accordingly, the accompanying financial statements reflect the divestiture of the domestic wireless engineering services and wireless network deployment business and the results of operations through the date of divestiture are reflected as discontinued operations in the accompanying statements of operations.

        As a result of the divestment of the Company's wireless related assets and businesses in 2007, the Company changed its name from Wireless Facilities, Inc to Kratos Defense & Security Solutions, Inc. on September 12, 2007. The name was changed to reflect the Company's revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies and reflects the Company's business going forward. All previous financial statements prior to September 12, 2007 were issued under the Company's previous name, Wireless Facilities, Inc.

(b)   Principles of Consolidation

        The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all inter-company transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the "Company."

        Investments in unconsolidated affiliates are accounted for using the cost method as the Company owns less than 20% and has no significant influence over the affiliates.

(c)   Calendar Year

        The Company's calendar year end is on the last day of the year, December 31st. The interim fiscal periods are on the last day of the calendar month of each quarter.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(d)   Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that we have used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

(e)   Reclassifications

        The accompanying consolidated statements of cash flows separately reflect the operating, investing and financing portions of the cash flows attributable to the Company's discontinued operations for each of the periods presented. These amounts were reported on a combined basis as a single amount in prior consolidated statements of cash flows. In addition, the consolidated balance sheets and statements of operations have been reclassified to present the discontinued operations.

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

        Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company's then current estimate of the total remaining costs to complete the individual projects and (3) current estimated

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

contract value associated with the projects. If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company's estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the years ended December 31, 2005, 2006 and 2007.

        Under the terms of substantially all of the Company's fixed price contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks are reflected in the Company's ongoing periodic assessment of the "total contract value" and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2006 and December 31, 2007 were $23.4 million and $34.2 million, respectively. Approximately, $0.5 million and $0.6 million of the unbilled receivables as of December 31, 2006 and December 31, 2007, respectively, are expected to be collected after one year as they are related to future milestone payments and retainages. Retainages receivable which are included in net unbilled accounts receivable are $1.2 million and $1.5 million as of December 31, 2006 and December 31, 2007, respectively. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of December 31, 2006 and 2007, approximately $0.6 million and $0.4 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

(g)   Derivative Instruments

        In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate time a notational amount by one party in exchange for a floating rate times the same notational amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company's interest rate swap agreements are major financial institutions. In accordance with SFAS 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS 137 and 138, the Company recognizes interest rate swap agreements on the consolidated balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable (Hedge accounting).

        Hedge accounting is discontinued when it is determined that a derivative instrument is not highly effective as a hedge. Hedge accounting is also discontinued when: (1) the derivative instrument expires; is sold, terminated or exercised; or is no longer designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (2) a hedged firm commitment no longer meets the definition of a firm commitment; or (3) management determines that designation of the derivative as a hedging instrument is no longer appropriate.

        When hedge accounting is discontinued, the derivative instrument will be either terminated, continue to be carried on the balance sheet at fair value, or redesignated as the hedging instrument in either a cash flow or fair value hedge, if the relationship meets all applicable hedging criteria. Any asset or liability that was previously recorded as a result of recognizing the value of a firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Any gains or losses that were accumulated in other comprehensive income from hedging a forecasted transaction will be recognized immediately in current period earnings, if it is probable that the forecasted transaction will not occur.

(h)   Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer's financial condition, credit agency reports, financial statements and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectibility and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks. Total retainages included in billed accounts receivable were $0.2 million and $0.2 million at December 31, 2006 and 2007, respectively. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance of doubtful accounts. Allowances for doubtful accounts on receivable as of December 31, 2006 and December 31, 2007 were $0.3 million and $0.5 million, respectively.

        The following table outlines the balance of the Company's Allowance for Doubtful Account for 2005, 2006 and 2007. It identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 31, 2005	$0.6	$0.2	$(0.3)	$0.5
Year ended December 31, 2006	$0.5	$0.2	$(0.4)	$0.3
Year ended December 31, 2007	$0.3	$0.5	$(0.3)	$0.5

(j)    Cash Equivalents and Short-Term Investments

        The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company. The Company has evaluated its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Based on such evaluation, the Company's management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company's intent and board-approved investment policy and its ability to liquidate debt securities maturing after one year, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders' Equity within the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense), net. The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

recorded as a component within other income (expense). Interest and dividends on securities classified as available-for-sale are included in interest income.

        As a result of the Company's acquisition of Madison Research Corporation on December 31, 2006, the Company had approximately $1.0 million in restricted cash related to collateral required for two foreign letters of credit issued outside of the Company's credit facility. On June 5, 2007 the cash collateral became unrestricted upon cancellation of the two letters of credit.

(i)    Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 31, 2006 and December 31, 2007, the Company had $2.7 million and $2.1 million, respectively, of inventories which were reflected in other current assets of continuing operations on the consolidated balance sheets.

(k)   Property and Equipment, Net

        Property and equipment consists primarily of computer equipment, software, leasehold improvements and office-related equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment, five years for furniture and office equipment, and five to ten years for software for the Company's enterprise systems. Equipment and facilities acquired under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly improve and extend the useful life of an asset, are capitalized over the shorter of the lease period or the estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

        In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), the Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software.

(l)    Goodwill and Other Intangible Assets, Net

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Intangible assets with indefinite lives and goodwill are not amortized. We test these intangible assets and goodwill for impairment at least annually, typically in the fourth quarter, or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill is assigned to our operating segments. We perform our impairment tests of goodwill at our reporting unit level. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate. When the fair value is less than the carrying value of the intangible assets or the operating segment, we record an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges are generally recorded in other operating charges.

        The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 1 to 10 years.

(m)  Income Taxes

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

        On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48") to account for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Refer to Note 10.

(n)   Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payments," which requires the measurement and recognition of compensation expense for all share-based payment awards to

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

employees and directors based on estimated fair values. SFAS 123R supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion APB No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees at market price on date of grant had been recognized in the Company's Consolidated Statements of Operations prior to January 1, 2006. The Company has no awards with market or performance conditions.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of FAS 123R.

        The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2006 and 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

        For the twelve months ended December 31, 2006 and December 31, 2007, there was no incremental tax benefit from stock options exercised in the period due to expected tax losses for the year. The Company recorded cash received from the exercise of stock options of $567 thousand in 2006

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

and $27 thousand in 2007. The following table shows the amounts recognized in the consolidated financial statements for 2006 and 2007 for share-based compensation related to employees (in millions).

	Year ended December 31, 2006	Year ended December 31, 2007
Cost of revenues	$1.0	$0.0
Selling, general and administrative expenses	5.9	0.9

Total cost of employee share-based compensation included in operating loss from continuing operations, before income tax	6.9	0.9
Amount of related income tax benefit recognized in earnings	—	—

Amount charged to loss from continuing operations	6.9	0.9
Amount charged to loss from discontinued operations	5.0	0.7

Total charged against operations	$11.9	$1.6

Impact on net loss per common share:
Basic	$(0.16)	$(0.02)
Diluted	$(0.16)	$(0.02)

        The proforma effect of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the year ended December 31, 2005 were as follows (in millions, except per share data):

RECONCILIATION OF STOCK-BASED COMPENSATION EXPENSE FOR 2005
(In millions, except per share data)

Year Ended December 31, 2005
Net income	$1.6
Add: Stock-based compensation expense included in net income	2.7
Deduct: Stock-based compensation expense determined under the fair value method	(47.9)

Net loss—pro forma	$(43.6)

Net income per share (basic)	$0.02

Net loss per share (basic)—pro forma	$(0.59)

Net income per share (diluted)	$0.02

Net loss per share (diluted)—pro forma	$(0.59)

Weighted average shares:
Basic—as reported	74.0
Basic—pro forma	74.0
Diluted—as reported	75.0
Diluted—pro forma	74.0

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(o)   Net Income (Loss) per Common Share

        The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities (in millions).

	2005	2006	2007
Anti-dilutive weighted shares from stock options excluded from calculation	7.4	12.2	8.8
Anti-dilutive weighted shares from preferred stock excluded from calculation	—	1.4	1.0

(p)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company concluded that $1.8 million of equipment related to a wireless LAN system that the Company had installed and operated in the Public Safety & Security ("PSS") segment was impaired in the fourth quarter of 2006 based upon recent trends regarding free WiFi and WiMAX services and the resulting impact to the realizability of this network. In addition, the Company concluded that its' investments in Tactical Survey Group and Commverge Solutions, Inc. were impaired as of December 31, 2007 (see Note 5).

        The Company completed its annual impairment test as required under the provisions of SFAS No.142 during the fourth quarter of 2006 and 2007. In 2006, the Company determined that there was an impairment of goodwill for the Public Safety & Security segment. The Company's annual impairment test resulted in a non-cash impairment charge of $18.3 million related to the write-down of goodwill for the acquisitions made in the PSS segment (See Note 3). The fair value of goodwill was estimated by taking into consideration recent performance, expected future performance and industry trends, using a combination of a discounted cash flow model and a market approach model which takes into consideration comparable businesses and market transactions.

        In 2007, the Company's annual test did not indicate any impairment was necessary.

(q)   Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

earnings on uncompleted contracts, and our credit facility approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term debt and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's long-term debt and capital lease obligations as of December 31, 2007 is $75.5 million and $1.2 million, respectively.

(r)   Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders' investment that, under accounting principles generally accepted in the United States of America are excluded from net income (loss).

(s)   Foreign Currency Translation

        In accordance with SFAS No. 52 "Foreign Currency Translation," the financial statements of the Company's foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. In 2007, all foreign subsidiaries are accounted for as discontinued operations.

(t)    Concentration of Credit Risk

        The Company maintains cash balances at various financial institutions and such balances commonly exceed the $100,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

        Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company's billed and unbilled accounts receivable. The Company's accounts receivable result from sales to customers within the federal government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. See Note 13 for a discussion of our significant customers.

(u)   Liquidity

        As of December 31, 2007 the Company had substantially completed its reorganization of the primary business segments from one focused on wireless related activities to one focused on federal, state, and local government businesses. The change in focus was very costly due to the necessity to sell and discontinue operations of previous significant subsidiaries. In addition, the Company completed its internal stock option investigation in 2007 which resulted in approximately $14.0 million of one time expenses. See Note 2. As a result, the Company reported a net loss of $57.9 million and $40.8 million for the years ended December 31, 2006 and December 31, 2007, respectively. There has been a net use of cash from operating activities for each of the last three years ended December 31, 2007 due to working capital requirements and infrastructure costs associated with the Company's legacy wireless business in 2005 and 2006 and costs of the stock option investigation and related fees in 2007. In

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

addition, corporate overhead has not been allocated to discontinued operations and as such the continuing operating segments have had to absorb general and administrative expenses intended for a much larger company.

        In December of 2007, the Company successfully negotiated an $85.0 million credit facility in order to increase the critical mass of its new government focused operations and provide for any working capital requirements.

        On December 31, 2007 the Company completed the acquisition of Haverstick Consulting, Inc. which required the use of $75.5 million of the aforementioned $85.0 million credit facility. In addition, the Company had $2.4 million in letters of credit outstanding resulting in $7.1 million in borrowing capacity.

        As the Company currently carries a significant amount of debt, the Company's ability to execute on additional business opportunities may be limited due to its existing borrowing capacity. In addition, given the relatively highly leveraged liquidity position, any down-turn in its operating earnings could impair its ability to comply with the financial covenants of its existing credit facility. If the Company anticipated a potential covenant violation, it would seek relief from its lenders. This relief would have some cost to the Company and such relief might not be on terms as favorable as those in its existing Credit Agreement. If the Company were to actually default due to its failure to meet the financial covenants of its Credit Agreement and inability to obtain a waiver from the lenders, the Company's Credit Agreement could require the Company to immediately repay all amounts then outstanding under the Credit Agreement and/or require the Company to pay interest at default rates per the Credit Agreement.

        In the event the Company was required to repay the amount outstanding under the existing credit facility, it would need to obtain alternative sources of financing to continue its operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

(v)   Debt Issuance Costs

        Fees paid to obtain debt financing are treated as debt issuance costs and are capitalized and amortized over the expected term of the related debt. These payments are shown as a financing activity in the consolidated statement of cash flows.

(w)  Recent Accounting Pronouncements

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160") "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is in the process of determining the impact of these statements on its consolidated financial statements.

Note 2. Stock Option Investigation

        The Company completed an internal Equity Award Review of its past practices for granting and pricing stock options in August 2007. The voluntary review was initiated by its current executive management team, with oversight from the Board of Directors and assistance from outside legal counsel.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 2. Stock Option Investigation (Continued)

        On May 3, 2007, the Company announced that it had a filed a lawsuit against a former employee who previously served as its stock option administrator and left the Company in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft of stock options and common stock valued in excess of $6.3 million. The U.S. Attorney's Office indicted the former employee for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and is currently incarcerated. The former employee and his wife entered into a settlement agreement with the Company on October 5, 2007 turning over substantially all of their assets to the Company in settlement of the damages incurred in the theft. The settlement has been approved by the SEC and by the federal judge overseeing this case.

        During the investigation, criminal prosecution, and settlement negotiations the Company incurred $14.0 million in legal expenses and other fees. As of December 31, 2007 the Company has recorded $3.4 million of recoveries which consists of $2.1 million of Money Market Accounts and two properties which are in escrow for $1.3 million. Subsequent to December 31, 2007, the Company intends to liquidate these assets. As more fully discussed in Note 8 to these consolidated financial statements, $1.7 million to $3.4 million of the proceeds from liquidation of these assets is subject to restrictions imposed by the Company's amended credit agreement.

        Our past stock option granting practices have exposed us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. The SEC has initiated an informal inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney's Office for the Southern District of California for the production of documents relating to our historical stock option granting practices. We are cooperating with the SEC and the United States Attorney's Office for the Southern District of California.

        The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. These inquiries could require us to expend significant management time and incur significant legal and other expenses.

Note 3. Goodwill and Other Intangible Assets

        The following tables set forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 31, 2006			As of December 31, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$9.9	$(1.5)	$8.4	$15.0	$(2.6)	$12.4
Contracts and Backlog	7.5	(2.8)	4.7	11.6	(4.2)	7.4
Non-compete agreements	1.3	(1.1)	0.2	1.3	(1.3)	0.0
Trade names	0.4	(0.3)	0.1	0.4	(0.4)	0.0

Total	$19.1	$(5.7)	$13.4	$28.3	$(8.5)	$19.8

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 3. Goodwill and Other Intangible Assets (Continued)

        The aggregate amortization expense for finite-lived intangible assets was $1.7 million, $2.1 million and $2.8 million for the years ended December 31, 2005, 2006, and 2007, respectively.

        The increase in finite-lived intangibles in 2006 is related to the acquisition of Madison Research Corporation. Refer to the schedule below and to Note 6 of the Consolidated Financial Statements (in millions, except amortization period).

	As of December 31, 2006
	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period (years)
Acquired Intangible Assets
Customer relationships	$6.5	$(0.2)	$6.3	10.0
Contracts and Backlog	1.6	(0.2)	1.4	2.8

Total	$8.1	$(0.4)	$7.7	8.6

        The increase in finite-lived intangibles in 2007 is related to the acquisition of Haverstick Consulting, Inc (Haverstick). Refer to the schedule below and to Note 6 of the Consolidated Financial Statements (in millions, except amortization period).

	As of December 31, 2007
	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period (years)
Acquired Intangible Assets
Customer relationships	$5.1	$—	$5.1	9.0
Contracts and Backlog	4.2	—	4.2	3.3

Total	$9.3	$—	$9.3	6.5

        There is no amortization in 2007 since Haverstick was acquired on December 31, 2007.

        Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 31, 2007, is as follows (in millions):

Amortization Expense
2008	$4.5
2009	3.1
2010	2.6
2011	2.4
2012	1.7

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 3. Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amounts of goodwill by operating segment for the years ended December 31, 2006 and 2007, are as follows (in millions):

	Public Safety & Security	Government Solutions	Total
Balance as of December 31, 2004	$11.2	$45.9	$57.1
Acquisitions and purchase accounting adjustments	0.2	28.8	29.0
Earn-out consideration	6.9	1.4	8.3

Balance as of December 31, 2005	$18.3	$76.1	$94.4
Acquisitions	—	53.8	53.8
Impairments	(18.3)	—	(18.3)

Balance as of December 31, 2006	$—	$129.9	$129.9
Acquisitions and purchase accounting adjustments	—	64.6	64.6

Balance as of December 31, 2007	$—	$194.5	$194.5

        The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In 2007, the annual test did not result in any impairment charge. In 2006, the annual test resulted in a non-cash impairment charge of $18.3 million in the PSS segment. This was due in part to changes in the industry and the strategic focus of the Company as well as operational challenges from significant employee turnover that we encountered after the completion of the earn-out periods. The fair value of goodwill was estimated by taking into consideration recent performance and expected future performance and using a combination of a discounted cash flow model and a market approach model which takes into consideration comparable businesses and market transactions.

        If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

Note 4. Discontinued Operations

        On February 17, 2006, the Company entered into a definitive agreement to divest all of its operations in Mexico for total approximate cash consideration of $18.0 million, which approximated the net book value of the operations, including $13.2 million of liabilities associated with a loss contingency. The transaction closed on March 10, 2006. The transaction was structured as a sale of our subsidiaries in Mexico, and the purchase price consisted of $1.5 million in cash paid on February 17, 2006, plus a secured promissory note payable in installments through December 31, 2006. The note was secured by pledges of assets and a personal guaranty.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 4. Discontinued Operations (Continued)

        The final closing balance sheet as of February 17, 2006 resulted in net asset adjustments aggregating to a total approximate $18.9 million consideration, $1.5 million which was paid on February 17, 2006, with the remaining $17.4 million payable by means of the promissory note in installments through December 31, 2006 with an interest rate of 7.5% per annum. The remaining note receivable balance was paid in December 2006. No amounts remain outstanding on the note receivable.

        On December 28, 2006, the Board of Directors of the Company approved a plan to divest portions of the Company's business where critical mass had not been achieved. This plan involved the divestiture of the Company's EMEA (Europe, Middle East and Asia) operations and its remaining South American operations. The Company determined that these operations met the criteria to be classified as held for sale. Accordingly, these operations were reflected as discontinued in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the accompanying consolidated financial statements commencing as of and for the year ended December 31, 2006.

        The EMEA operations were sold to LCC International, Inc. (LCC) on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. We also received approximately $1.8 million from our EMEA operations, prior and subsequent to the closing date as payment on outstanding intercompany debt. The balance of the $0.7 million sales price is being withheld as security for the satisfaction of certain indemnification obligations and is payable on a date that is the earlier of March 31, 2008 or the date that the buyer files its 10-K for the fiscal year ended December 31, 2007. The sale of EMEA generated a gain on disposition of $3.3 million. In the fourth quarter of 2007, the Company recorded a reserve of $0.7 million on the remaining sales price holdback based on the Company's assessment of LCC's available liquidity and ability to pay following the Company's review of LCC's most recently file financial statements, thereby reducing the net estimated gain on this transaction to $2.6 million.

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

        On May 29, 2007, the Company entered into an Asset Purchase Agreement with LCC pursuant to which the Company agreed to sell to LCC all of the assets used in the conduct of the operation of the Company's Wireless Network Services business segment that provides engineering services to the non-government wireless communications industry in the United States.

        The transaction was completed on June 4, 2007. The aggregate consideration paid by LCC in connection with the Acquisition was $46 million. LCC delivered a subordinated promissory note for the principal amount of $21.6 million (the "Subordinated Promissory Note"), paid $17 million at closing and paid final working capital adjustments of $2.4 million through an amendment to the Subordinated

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 4. Discontinued Operations (Continued)

Promissory Note, and the Company has retained an estimated $5.0 million in net working capital of the business.

        On July 5, 2007, the Company announced that it had sold the $21.6 million Subordinated Promissory Note in a transaction arranged by KeyBanc Capital Markets ("KeyBanc"). The Company received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million, which includes a $0.75 million fee to KeyBanc, an affiliate of the Company's lender. The note was acquired by a fund affiliated with Silver Point Capital, L.P. ("Silver Point"). The Company did not provide any guaranty for LCC's payment obligations. Certain post closing adjustments that, under the terms of the sale of the U.S. wireless engineering business were expected to be made to the principal amount of the Note, may instead be made by payments between Kratos and LCC, or between Silver Point and the Company, as applicable.

        On August 10, 2007, in accordance with the terms of the acquisition agreement, the Company provided the closing balance sheet working capital calculation, which indicated a $2.6 million working capital adjustment was due to the Company as an increase to the balance of the Subordinated Promissory Note. LCC had thirty days to review the calculation and notify the Company of any dispute. The Company and LCC agreed to a final working capital calculation of $2.4 million. The Company collected $2.3 million in January 2008, net of a $0.1 million discount from Silver Point in accordance with the terms of the note agreement. The net amount is presented as part of notes receivable in the consolidated balance sheet as of December 31, 2007.

        On July 7, 2007, the Company entered into a definitive agreement with an affiliate of Platinum Equity to sell the Company's wireless deployment business. Platinum Equity is a Los Angeles based private equity firm whose portfolio includes service and distribution businesses in a number of equity sectors. The total consideration for the acquisition was $24 million including $18 million in cash at closing, subject to post closing working capital adjustments, and an aggregate $6 million in a three-year earn-out arrangement through 2010. The transaction included a Transition Services Agreement for the transition of certain services for a period of nine months. The assets sold to an affiliate of Platinum Equity include all of the Company's wireless deployment business, and the Wireless Facilities name. The transaction closed on July 24, 2007.

        On September 25, 2007, in accordance with the terms of the acquisition agreement, the Company provided the working capital calculation to Platinum Equity (Platinum), which indicated a working capital adjustment was due to Platinum primarily due to cash collected on accounts receivables by the Company prior to the close of the transaction that exceeded the Company's previous estimate of working capital to be delivered to Platinum. Platinum has reviewed the Company's working capital calculation, and the Company and Platinum have not been able to come to an agreement on the working capital adjustment. In accordance with the agreement, the Company and Platinum are in the process of choosing a firm to resolve this item. As of December 31, 2007, the balance of the Company's calculation has been reflected in other current liabilities.

        The Company determined that the U.S. engineering and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007. Accordingly, the Company has reflected these operations as discontinued and assessed these assets for impairment in accordance with

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 4. Discontinued Operations (Continued)

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company determined that the assets of the U.S. deployment operations were impaired and recorded an impairment charge of approximately $13.4 million. The fair value of the assets was determined by utilizing the sale price less estimated costs to sell the business. The Company subsequently recorded a gain in discontinued operations from the sale of the U.S. engineering operations of $14.8 million. Upon the divestiture of the deployment business, the Company recorded a loss from disposal of $1.9 million, reflecting the closing working capital adjustment and final closing balance sheet. In addition, the Company recorded a charge for an excess facility accrual of approximately $1.1 million related to certain facility leases of Deployment field offices that were not assumed by Platinum.

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

        In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the years ended December 31, 2005, 2006 and 2007, interest expense allocated to discontinued operations was approximately $0.0 million, $0.0 million and $2.2 million, respectively. The following table presents the results of discontinued operations (in millions):

	2005	2006	2007
Revenue	$265.1	$201.7	$85.7
Net income (loss) before taxes	7.1	(9.8)	(12.7)
Provision (benefit) for income taxes	9.1	1.9	(0.4)
Net loss after taxes	$(2.0)	$(11.7)	$(12.6)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 4. Discontinued Operations (Continued)

        Following is a summary of the assets and liabilities of discontinued operations as of December 31, 2006 and December 31, 2007 (in millions) for each of the operations:

	December 31, 2006	December 31, 2007
Cash	$3.0	$0.3
Accounts receivable, net	63.7	0.8
Other current assets	4.9	0.5
Impairment allowance	(4.6)	—

Current assets of discontinued operations	$67.0	$1.6

Property, plant and equipment	$9.1	$—
Goodwill	25.5	—
Deferred tax assets	2.8	—
Impairment allowance	(0.4)	—
Other assets	—	0.1

Non-current assets of discontinued operations	$37.0	$0.1

Accounts payable	$11.4	$—
Accrued expenses	22.1	3.7
Billings in excess of cost on uncompleted contracts	3.7	—
Income tax contingencies	3.6	1.2
Deferred tax liabilities	8.3	—
Other current liabilities	0.4	0.4

Current liabilities of discontinued operations	$49.5	$5.3

Non-current income tax contingencies	$—	$2.0
Other non-current liabilities	1.3	0.7

Non-current liabilities of discontinued operations	$1.3	$2.7

Note 5. Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc. ("TSG")

        In February 2004, the Company paid $1.0 million in cash to bring its total stock ownership position in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications, to 11%. Pursuant to the provisions of APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", this investment was accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of subcontracts that the Company has entered into with TSG and the presence of a Kratos employee on TSG's board of directors.

        During the third quarter of 2006, TSG was no longer considered a significant subcontractor to the Company. This factor, combined with the lack of current representation on TSG's board of directors

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 5. Investments in Unconsolidated Affiliates (Continued)

resulted in the Company concluding effective September 29, 2006 that significant influence no longer existed. Accordingly, the investment in TSG no longer met the conditions for the use of the equity method of accounting and has been accounted for under the cost method effective September 29, 2006. There were no equity earnings related to this investment during the period this investment was accounted for under the equity method of accounting. The balance of the Company's investment in TSG at December 31, 2006 totaled $1.2 million. The Company evaluates the realizability of its investment in TSG according to the provisions of APB Opinion No. 18 and FAS 115-1 and FAS 124-1. The Company periodically obtains and reviews the financial statements of TSG. Based on this review, and recent indicators of fair value, an impairment charge of $0.9 million was recorded in 2007 to reduce the carrying value of this investment as of December 31, 2007 to $0.3 million. This investment has been classified on the consolidated balance sheet under the caption "Investments in unconsolidated affiliates."

CommVerge Solutions, Inc.

        The Company has an investment in CommVerge Solutions, Inc., a privately-held wireless network planning and deployment company. The balance of the Company's investment in CommVerge Solutions, Inc. at December 31, 2006 totaled $0.9 million. Management periodically obtains and reviews the most recent financial performance and financial forecasts available from CommVerge which may include information regarding project status and current progress of the business. Based on this review, an impairment charge of $0.9 million was recorded to reduce the carrying value of this investment as of December 31, 2007 to $0.0 million. This investment is accounted for under the cost method and has been classified on the consolidated balance sheet under the caption "Investments in unconsolidated affiliates." One of the Company's directors is also a director of CommVerge Solutions, Inc.

Note 6. Acquisitions

Government Solutions Segment

Haverstick Consulting, Inc.

        On December 31, 2007 the Company acquired Indianapolis, Indiana headquartered Haverstick Consulting, Inc. (Haverstick) as part of the Kratos Government Solutions Segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, the Company expanded its customer footprint within the DoD, and enhanced its presence with the U.S. Air Force, a key growth area for Kratos.

        The total purchase price was $90.2 million including transaction costs incurred by Kratos of $0.5 million. The purchase price paid to Haverstick was $89.7 million comprised of $70.3 million in cash and the issuance of 7.48 million shares of the Company's common stock valued at $2.60 per share or an aggregate stock consideration of $19.4 million. The value of the share issued was determined by averaging the market price of the stock two days before and two days after the announcement of the acquisition, November 5, 2007. The Company paid $81.1 million, $66.7 million of which was cash paid at closing, $2.4 million was paid shortly thereafter, and $12.0 million in common stock. The Company held back $8.6 million (the Holdback Consideration) to secure any negative working capital adjustments

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 6. Acquisitions (Continued)

required by the Merger Agreement and the Company's indemnity rights. The Holdback Consideration is comprised of both cash and Kratos stock in the amounts of $1.2 million and $7.4 million, respectively. The holdback consideration will be released in 50% increments on the 12th month and 21st month of the anniversary date of the acquisition. In addition to the indemnity holdback, the Agreement also calls for a post closing working capital adjustment. To fund the acquisition, the Company secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced the Company's previous credit facility which had an outstanding principal balance of $6.0 million on the date of closing.

        On February 29, 2008 the Company provided the working capital calculation to Haverstick, which indicated a working capital adjustment was due to the Company primarily because the working capital, as calculated per the Agreement, was below the target amount. Haverstick has reviewed the Company's working capital calculation and is not in agreement. Haverstick's response proposes that there is actually excess working capital of approximately $1.5 million. In accordance with the Agreement, the Company and Haverstick have fifteen days from the date of the objection to resolve the disagreement. If resolution has not been achieved within the fifteen day period, the Company and Haverstick have five days to agree on a nationally recognized independent accounting firm to resolve the disagreement.

        Pursuant to the terms of the Merger Agreement, the Company has agreed to use its reasonable best efforts to file a resale registration statement covering the shares issued in connection with the Merger promptly following the closing date. In the event that the common stock issued are not salable under rules promulgated under the Securities Acts, holders of the stock may elect to exchange such shares for a cash amount equal to $2.74 per share in accordance with the terms of the Merger Agreement. Until the date on which the shares of stock are salable interest shall accrue on the value of the Closing Stock at a floating rate of one-month LIBOR plus four percent (4%) per annum.

        The purchase price paid to Haverstick of $89.7 million plus $0.5 in transaction costs was accounted for as follows (in millions):

Current assets	$32.5
Property, plant, and equipment	2.3
Intangible assets	9.3
Goodwill	64.6
Other assets	2.4

Total assets	111.1
Current liabilities	(17.7)
Other liabilities	(3.2)

Net assets acquired	$90.2

The goodwill recorded in this transaction is not tax deductible.

        Pro Forma Financial Information

        The results of Haverstick's operations are not included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 6. Acquisitions (Continued)

        The following summary presents pro forma consolidated results of operations for the years ended December 31, 2006 and December 31, 2007 as if the Haverstick acquisition described above had occurred on January 1, 2006 and includes adjustments that were directly attributable to the transaction, such as amortization of intangibles, interest related to debt, and one time expenses associated with the merger, or were not expected to have a continuing impact on the Company. The pro forma results are unaudited and for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the period indicated, nor are they indicative of results of operations which may occur in the future (all unaudited amounts, except per share amounts, are in million):

	2006 As Reported	Pro forma Adjustments	2006 Pro forma
Revenue	$153.1	$93.0	$246.1
Net income (loss)	$(57.9)	$(4.8)	$(62.7)
Basic and diluted loss per share	$(0.79)	$(0.06)	$(0.85)

	2007 As Reported	Pro forma Adjustments	2007 Pro forma
Revenue	$193.6	$94.2	$287.8
Net loss	$(40.8)	$(5.1)	$(45.9)
Basic and diluted loss per share	$(0.55)	$(0.07)	$(0.62)

Madison Research Corporation

        On October 2, 2006 the Company acquired Huntsville, Alabama based Madison Research Corporation ("MRC") as part of the Company's Government Solutions segment. MRC offers a broad range of technical, engineering and IT solutions, and has developed core competencies in weapons system lifecycle support, integrated logistics, test and evaluation, commercial-off-the-shelf software and hardware selection and implementation, software development and systems lifecycle maintenance.

        The purchase price was approximately $73.8 million, including a working capital adjustment of $4.6 million and transaction costs of $0.2 million, and is subject to certain additional post-closing adjustments. The Company paid $62.1 million at closing, the working capital adjustment of $4.6 million was paid in April 2007 and the remaining $6.9 million, which has been subsequently adjusted for legal costs and a reduction in contingent cash consideration, was held back to secure the Company's indemnity rights and will be released, subject to indemnity rights, in installments following 6, 12, and 18 months from the date of close. In April 2007, $1.5 million of the hold-back was released and paid to the former shareholders of MRC. In October 2007, a second scheduled holdback payment of $2.8 million was made. The remaining hold back balance of approximately $2.3 million as of December 31, 2007, subject to the resolution of certain indemnification matters, is expected to be paid in April 2008. The Company entered into a new $85 million credit facility with KeyBank National Association to fund the acquisition, which replaced the Company's previous credit facility of $15 million. Refer to Note 8 for further discussion. The results of operations of MRC have been included in the Company's consolidated statement of operations for the period from the acquisition date of October 2, 2006 in the Company's fourth quarter of 2006.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 6. Acquisitions (Continued)

        The purchase price, including transaction costs of $0.2 million, was accounted for as follows (in millions):

Current assets	$17.8
Property, plant, and equipment	0.4
Intangible assets	8.1
Goodwill	53.8

Total assets	80.1
Current liabilities	(6.3)

Net assets acquired	$73.8

The goodwill recorded in this transaction is not tax deductible.

Pro Forma Financial Information

        The results of MRC's operations since the acquisition date are included in the Company's consolidated financial statements for 2006 and are a component within the Kratos Government Solutions segment.

        The following summary presents pro forma consolidated results of operations for the years ended December 31, 2005 and December 31, 2006 as if the MRC acquisition described above had occurred January 1, 2005 and includes adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The pro forma results are unaudited and for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the period indicated, nor are they indicative of results of operations which may occur in the future (all unaudited amounts, except per share amounts, are in million):

	2005 As Reported	Pro forma Adjustments	2005 Pro forma
Revenue	$152.3	$62.4	$214.7
Net income (loss)	$1.6	$(3.3)	$(1.7)
Basic and diluted earnings (loss) per share	$0.02	$(0.04)	$(0.02)

	2006 As Reported	Pro forma Adjustments	2006 Pro forma
Revenue	$153.1	$46.7	$199.8
Net loss	$(57.9)	$(3.9)	$(61.8)
Basic and diluted loss per share	$(0.79)	$(0.5)	$(0.84)

Contingent Acquisition Consideration

        In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 6. Acquisitions (Continued)

hence, the additional consideration becomes payable. A summary of the contingent acquisition consideration as of December 31, 2006 and December 31, 2007 is summarized in the following table (in millions).

Summary of Contingent Acquisition Consideration

	PSS	Other KGS	Haverstick	MRC	Total
Balance as of December 31, 2004	$14.0	$0.5	$—	$—	$14.5
Post acquisition adjustments	4.8	1.9	—	—	6.7
Payments	(11.1)	(1.9)	—	—	(13.0)

Balance as of December 31, 2005	$7.7	$0.5	$—	$—	$8.2

Acquisitions	—	—	—	11.6	11.6
Post acquisition adjustments	0.1	0.2	—	—	0.3
Payments	(7.8)	(0.7)	—	—	(8.5)

Balance as of December 31, 2006	$—	$—	$—	$11.6	$11.6

Acquisitions	—	—	8.6	—	8.6
Post acquisition adjustments	—	—	—	(0.4)	(0.4)
Payments	—	—	—	(8.9)	(8.9)

Balance as of December 31, 2007	$—	$—	$8.6	$2.3	$10.9

        The current liabilities accrual for contingent consideration on the accompanying Consolidated Balance Sheet as of December 31, 2007 includes $2.3 million for MRC and $0.6 million for Haverstick. Included in long term other liabilities is $0.6 million for Haverstick with the contingent stock consideration of $7.4 million reflected as paid in capital for contingent consideration in the accompanying Consolidated Statement of Stockholder's Equity.

Government Solutions Segment

Haverstick Consulting, Inc.

        In connection with the Company's acquisition of Haverstick Consulting, Inc. (Haverstick) on December 31, 2007, the purchase price included $8.6 million in holdback consideration to secure, if any, negative adjustments to working capital and the Company's indemnity rights. The hold-back consideration includes both a cash and Kratos common stock component. As of December 31, 2007, the $8.6 million contingent acquisition consideration balance was reflected as $1.2 million in Accrual for contingent acquisition consideration for the cash portion and as $7.4 million in Paid-in-Capital for Contingent Consideration in the accompanying consolidated balance sheets.

        In accordance with the terms of the Merger Agreement $0.6 million and $3.7 million of the cash and stock component of the hold back, respectively, will be released at December 31, 2008 with the remaining hold back amounts to be released in August 2009.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 6. Acquisitions (Continued)

Madison Research Corporation (MRC)

        In connection with the Company's acquisition of Madison Research Corporation ("MRC") in October 2006, the purchase price included a working capital adjustment of $4.6 million, which was paid in April 2007 and $6.9 million, which has been subsequently adjusted for legal costs and a reduction in contingent cash consideration, was held back to secure the Company's indemnity rights and will be released, subject to indemnity rights, in installments following 6, 12, and 18 months from the date of close. Holdback payments of $1.5 million and $2.8 million were released and paid to the former shareholders of MRC in April and October of 2007, respectively. As of December 31, 2007, the $2.3 million contingent acquisition consideration balance which includes accrued interest of $0.1 million was reflected as $2.3 million in the Accrual for contingent acquisition consideration on the accompanying consolidated balance sheet. The Company expects to pay the remaining holdback, subject to the remaining indemnification obligations, in April 2008.

Public Safety & Security Segment

        During the year ended December 31, 2006, $7.8 million of earn-out consideration was paid to certain shareholders of the companies acquired in the Public Safety & Security Segment. As of March 31, 2006, all earn-out performance periods had ended and there was no additional contingent consideration earned related to those shareholders.

Note 7. Balance Sheet Details

        The Company's cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. As of December 31, 2007, the company had no other short term investments. The cash and cash equivalents at December 31, 2006 and December 31, 2007 were as follows (in millions):

	December 31, 2006		December 31, 2007
	Amortized Cost Basis	Fair Value Basis	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents:
Cash	$0.0	$0.0	$3.6	$3.6
Money market	5.4	5.4	5.0	5.0

Cash and cash equivalents	$5.4	$5.4	$8.6	$8.6

        Net unrealized gains and realized gains recorded during the year ended December 31, 2006 and December 31, 2007 were immaterial.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 7. Balance Sheet Details (Continued)

        The breakdown of certain assets in the consolidated balance sheets consists of the following at December 31, 2006 and 2007 (in millions):

	2006	2007
Accounts receivable, net:
Billed	$36.2	$43.3
Unbilled	23.4	34.2

Total accounts receivable	59.6	77.5
Allowance for doubtful accounts	(0.3)	(0.5)

Total accounts receivable, net	$59.3	$77.0
Property and equipment, net:
Computer equipment	$6.0	$4.9
Software	7.4	3.3
Furniture and office equipment	3.8	4.3
Facility under capital lease	—	1.2
Leasehold improvements	1.7	1.8

Property and equipment	18.9	15.5
Accumulated depreciation and amortization	(12.8)	(8.6)

Total property and equipment, net	$6.1	$6.9
Investments in unconsolidated affiliates:
CommVerge, Inc.	$0.9	$—
Tactical Survey Group, Inc.	1.2	0.3

Total investments in unconsolidated affiliates	$2.1	$0.3

Note 8. Notes Payable and Other Financing Arrangements

(a) Credit Agreement

        On March 16, 2005, the Company entered into a credit agreement with KeyBank National Association ("KeyBank") to provide a $15.0 million senior credit facility. KeyBank was designated as the sole arranger and sole book manager. The facility had a three-year term and could have been expanded to a $60.0 million facility. The Company used the facility for general corporate purposes and to fund acquisitions. On October 2, 2006, the Company entered into a credit agreement with Key Bank to provide an $85 million senior credit facility, which replaced the Company's existing $15 million senior credit facility. The facility had a 5 year term with principal due in 2011 and interest payable on a monthly basis. At the Company's option, interest was payable at the London Interbank Offer Rate plus 1.75-3.50%, or at the prime rate plus 0.30-0.75%, with either option adjusted quarterly based on the Company's total net debt-to-EBITDA ratio. The Company used the facility to fund its acquisition of Madison Research Corporation (MRC) and for general corporate purposes. The terms of the credit agreement required the Company to provide certain customary covenants for a credit agreement, including certain financial covenants, computed as defined by the terms of the agreement. The facility was collateralized by the assets of the Company.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 8. Notes Payable and Other Financing Arrangements (Continued)

        The facility contained customary events of default, including payment defaults, breaches of representations and warranties, and covenant defaults. As of March 30, 2007, the Company was in technical default of this agreement as it had not yet filed its Form 10-K and 2006 audited financials. On April 6, 2007, the Company entered into an amendment to the credit agreement whereby Key Bank waived this technical default and provided an extension through April 30, 2007 for filing our 10-K and 2006 audited financial statements. On June 1, 2007, the Company entered into a second amendment to the credit agreement whereby Key Bank extended the original waiver for filing our 10-K and 2006 audited financial statements and the quarterly unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007 through September 30, 2007 and reduced the total facility to $50 million to reflect the net pay downs of the revolving line of credit related to the divestiture of our EMEA business in March 2007 and the divesture of our domestic engineering business. In addition, the second amendment provided for the further reduction of the Company's credit facility to $35 million effective upon receipt of principal payments under the note received from the buyer of the domestic engineering business, which occurred on July 3, 2007.

        On December 31, 2007, the Company entered into a new credit facility of $85.0 million with KeyBanc Capital Markets which replaced the October 2, 2006 credit agreement with Key Bank. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0, as well as, a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half year term with principal payments required quarterly beginning on March 31, 2008 of $25,000 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments required quarterly beginning on March 31, 2008 of $0.6 million in 2008, $1.3 million in 2009, $2.5 million in 2110, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011 and contains provisions typical in such arrangements. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of the Company's aggregate debt to it's EBITDA for the previous four fiscal quarters. The Company used the credit facility to fund the acquisition of Haverstick Consulting Inc. (Haverstick) and to retire the outstanding debt from the October 2006 agreement.

        The Credit Facilities contain covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include certain financial covenants as defined by the terms of the agreements. These financial covenants include a maximum first lien leverage ratio, a maximum total leverage ratio, a minimum liquidity ratio, a minimum fixed

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 8. Notes Payable and Other Financing Arrangements (Continued)

charge coverage ratio, and a minimum consolidated EBITDA at various dates for the $50.0 million term loan and the $25.0 million revolver as outlined in the following table.

Date	Maximum First Lien Leverage Ratio	Maximum Total Leverage Ratio	Minimum Liquidity Ratio	Minimum Fixed Charge Coverage Ratio	Minimum Consolidated EBITDA (in millions)
December 31, 2007—2008	3.22 to 4.76:1.00	3.76 to 5.68:1.00	1.56 to 1.33:1.00	1.05 to 0.50:1.00	$16.1 to $19.4
2009	2.97 to 2.33:1.00	2.78 to 3.50:1.00	1.60 to 1.58:1.00	1.11 to 1.02:1.00	$19,8 to $21.5
2010	1.75 to 2.00:1.00	2.25 to 2.50:1.00	1.54 to 1.49:1.00	1.10 to 1.06:1.00	$21.5 to 23.4
2011	1.75:1.00	2.25:1.00	1.55 to 1.53:1.00	1.10:1.00	$24.4 to $26.5
2012	1.75:1.00	2.25:1.00	1.42 to 1.54:1.00	1.10:1.00	$26.7 to $27.6

        The $10.0 million term loan also provides for similar financial covenants.

        Future maturities of long-term debt are as follows (in millions):

2008	$2.6
2009	5.1
2010	10.1
2011	31.9
2012	16.4
Thereafter	9.4

$75.5

        As of December 31, 2007, the Company's outstanding balance on the facility was $75.5 million and the weighted average interest rate on the debt borrowed during 2007 was 8.3%. This includes $3.5 million of interest expense and financing costs related to the October 2006 agreement and the new facility dated December 31, 2007. The replacement of the October 2006 facility resulted in a write-off of $1.0 million in deferred financing costs. The Company had $3.3 million in deferred financing costs outstanding as of December 31, 2007 which are related to the new facility and are being amortized over the four, five and five and one half year life of the respective underlying notes.

        As of December 31, 2007 the unused line of credit under the revolving line of credit was $9.5 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of the credit facility.

        On February 11, 2008 the Company entered into a three derivative financial instruments with Key Bank to reduce the Company's exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2010 and March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. The Company designated these instruments as cash flow hedges. In March 2008 as a result of the amendment to the Company's Credit Facility, the Company determined that these instruments were no longer highly effective as a hedge. Future gains and losses on these derivative instruments as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 8. Notes Payable and Other Financing Arrangements (Continued)

        In March 2008 The Company entered into a tentative agreement to settle the 2004 and 2007 securities class action litigation actions, and as a result, the Company recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue its share of the settlement amounts and an estimate for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by the Company's insurance carriers. As a consequence of recording this legal settlement, the Company did not meet certain of the financial covenants in accordance with the Credit Agreement. Accordingly, on March 27, 2008, the Company obtained an amendment and waiver from its lenders to waive the impact of the legal settlement amounts on its financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the Credit Agreement to provide for an increase in the LIBOR floor rate to 4.25% and to require that the Company set aside in a restricted account, approximately 50% of the proceeds of the recovery from the theft of stock options by its former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. The lenders have also reserved the right to require the Company to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expires upon the Company's compliance with financial covenants under the Credit Agreement for the four consecutive quarters commencing after January 1, 2008.

        The net benefit of the swap agreements entered into by us on February 11, 2008 has been reduced by the LIBOR floor included in the amendment and waiver discussed above. The cost related to this amendment will be recorded as deferred financing costs for the credit facility in the first quarter of 2008.

Note 9. Lease Commitments

        The Company leases certain facilities and equipment under operating leases having terms expiring at various dates through 2016. Future minimum lease payments under capital and operating leases as of December 31, 2007 are as follows (in millions):

	Capital Leases	Net Operating Leases
Year ending December 31,
2008	$0.3	$5.6
2009	0.3	5.2
2010	0.3	2.8
2011	0.3	1.0
2012	0.3	0.8
Thereafter	1.4	0.9

Total future minimum lease payments	$2.9	$16.3

Less amount representing interest	1.7

Present value of capital lease obligations	1.2
Less current portion	0.1

Long-term capital lease obligations	$1.1

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 9. Lease Commitments (Continued)

        Pursuant to the terms of sublease agreements as of December 31, 2007, approximately $0.8 million of sublease income will offset future minimum lease payments. Gross rent expense under operating leases for the years ended December 31, 2005, 2006 and 2007 were $4.6 million, $4.0 million and $4.3 million, respectively. Total sublease income for the years ended December 31, 2005, 2006 and 2007 totaling $0.3 million, $0.2 million and $0.2 million, respectively, has been netted against rent expense.

        Based on management's assessment of assumptions based upon existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company's vacant properties and due to the Company's actions to consolidate facilities, during the fourth quarter of 2006, the Company reevaluated its accrual for unused office space and determined that a portion of its corporate facility would no longer be utilized to the extent previously expected. As a result, the Company calculated the estimated loss on unused office space to increase by approximately $1.4 million in 2006. In 2007, the Company recorded an additional $0.8 million for an excess facility accrual for obligations under facility leases that were unfavorably impacted by its recent divestitures of our wireless network services businesses which resulted in unused office space.

        The accrual for loss on unused office space was $2.6 million and $2.4 million as of December 31, 2006 and December 31, 2007, respectively. The Company estimates that the remaining accrual will be paid through 2010. These amounts are included in asset impairment and other charges on the Company's statement of operations. The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses and other liabilities in the consolidated balance sheets, of $1.0 million and $0.8 million at December 31, 2006 and 2007, respectively, to reflect the excess of rent expense over cash payments since inception of the respective lease.

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

        The Company adopted the provisions of FIN 48 on January 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $4.7 million. Additionally, the Company has a tax refund claim of $2.4 million for which it has not recorded any benefit under FIN 48 or prior standards. As a result of the implementation of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, with $0.2 million net decrease in valuation allowance, $0.1 million charged to retained earnings, and $0.4 million recorded to goodwill. In addition,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 10. Income Taxes (Continued)

the Company reduced its gross deferred tax assets by $10.8 million for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in millions):

Total
Balance at January 1, 2007	$18.0
Increases related to prior periods	5.7
Decreases related to current year tax positions	(7.3)
Expiration of applicable statutes of limitations	(1.6)
Foreign currency translation	0.4

Balance at December 31, 2007	$15.2

        Included in the balance of unrecognized tax benefits at December 31, 2007, are $12.8 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $8.8 million that would become a deferred tax asset it the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company's financial condition at the time the benefits are recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the year ended December 31, 2007, the Company recorded $0.2 million in interest and penalties.

        The Company believes that it is reasonably possible that as much as $3.8 million of the FIN 48 tax liabilities will expire within 12 months of December 31, 2007 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

        The Company is subject to taxation in the U.S. and various state tax jurisdictions. The Company's tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss carryforwards. Generally, the Company's tax years for 2002 and forwards are subject to examination by various foreign tax authorities.

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

        As of December 31, 2007, the Company had a net deferred tax liability of $2.0 million. The deferred tax assets and liabilities are allocated based upon the underlying asset or liability that produced the deferred taxes. As of December 31, 2007, there were no deferred tax assets or liabilities allocated to discontinued operations.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 10. Income Taxes (Continued)

        Income (loss) from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2005, 2006 and 2007 is comprised of the following (in millions):

	2005	2006	2007
Domestic	$3.5	$(32.4)	$(26.9)

        The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2005, 2006 and 2007 is comprised of the following (in millions):

	2005	2006	2007
Current:
Federal	$(5.5)	$(0.5)	$0.0
State	0.2	0.7	0.7

Total current	(5.3)	0.2	0.7
Deferred:
Federal	4.8	12.1	0.5
State	0.4	1.5	0.1

Total deferred	5.2	13.6	0.6

Total	$(0.1)	$13.8	$1.3

        A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before income tax provision (benefit) for the years ended December 31, 2005, 2006 and 2007 is as follows (in millions):

	2005	2006	2007
Income tax expense (benefit) at federal statutory rate	$1.2	$(11.3)	$(9.4)
State taxes, net of federal tax benefit and valuation allowance	0.6	2.1	0.7
Increase (decrease) in federal valuation allowance	(3.4)	15.9	9.9
Increase (decrease) in reserves for uncertain tax positions	(0.2)	0.1	—
Contingent acquisition consideration	(0.7)	—	—
Tax basis difference on subsidiaries	0.8	—	—
Nondeductible expense	0.2	0.6	0.1
Revision of prior year estimates	1.4	—	—
Goodwill write-off	—	6.4	—

Total	$(0.1)	$13.8	$1.3

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 10. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2007 are as follows (in millions):

	2006	2007
Deferred tax assets:
Allowance for doubtful accounts	$0.7	$0.8
Sundry accruals	1.1	0.5
Vacation accrual	1.6	0.7
Stock-based compensation	1.9	7.7
Property and equipment, principally due to differences in depreciation	2.2	1.3
Investments	1.7	2.4
Goodwill and other intangibles	1.8	—
Net operating loss carryforwards	52.1	62.4
Capital loss carryforward	1.6	1.6
Tax credit carryforwards	0.3	0.3
Deferred revenue	0.7	—
Reserves and other	9.3	6.7

	75.0	84.4
Valuation allowance	(54.3)	(75.0)

Total deferred tax assets, net of allowance	20.7	9.4

Deferred tax liabilities:
Unearned revenue	(12.4)	(0.8)
Other intangibles	(4.8)	(9.0)
Property and equipment, principally due to differences in depreciation	(4.1)	(1.6)
Other liabilities	(0.8)	—

Total deferred tax liabilities	(22.1)	(11.4)

Net deferred tax liability	$(1.4)	$(2.0)

        At December 31, 2007, the Company had federal tax loss carryforwards of $174.2 million (including stock option net operating loss carryforwards) which expire beginning in 2020 and various state tax loss carryforwards of $152.7 million which expire beginning in 2012. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company may have incurred one or more "ownership changes" under Section 382. If an "ownership change" did occur, utilization of the net operating loss or credit carryforward amounts may be limited. As discussed elsewhere, deferred tax assets relating to the net operating loss and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 10. Income Taxes (Continued)

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2007, the Company recorded an increase in its valuation allowance of $20.7 million. Of this amount, $9.9 million is a result of current year operations, causing the current year tax expense to increase over the expected expense or benefit. The remaining increase in the valuation allowance is attributed to deferred tax assets acquired in the acquisition of Haverstick Consulting, Inc. and the true-up of beginning deferred tax assets based on actual tax return filings. The increase was required based on the Company's overall assessment of the risks and uncertainties related to its future ability to realize and utilize the Company's deferred tax assets.

Note 11. Stockholders' Equity

(a)   Preferred Stock

        On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of net proceeds. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share, which was the fair market value of the common stock at the closing, at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement. Prior to December 31, 2004, 64,517 shares of Series B Convertible Preferred Stock were converted into 6,451,700 shares of the Company's Common Stock. On April 5, 2006, 15,483 shares of Series B Convertible Preferred Stock were converted into 1,548,300 shares of the Company's Common Stock.

        Through December 31, 2007, the Company has received notices from the holders to convert an aggregate number of 80,000 shares of Series B Convertible Preferred Stock into an aggregate 8,000,000 shares of the Company's Common Stock. On December 31, 2007, the total liquidation preference equaled $5.0 million. In accordance with EITF No. 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128", the Company's Series A and B Preferred Stock was considered a participating security for purposes of computing basic earnings per share as further discussed in Note 1(o).

(b)   Stock Option Plans and Restricted Stock Unit Plans

        During the years ended 1997, 1999 and 2000, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan"), the 1999 Equity Incentive Plan (the "1999 Plan") and the 2000 Non-statutory Stock Option Plan (the "2000 Plan"), respectively. Further, in February 2005, the Board of Directors approved the 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan was subsequently approved by a majority of the Company's stockholders on May 18, 2005.

        Stock options granted under the 1997 Plan and 1999 Plan may be incentive stock options or non-statutory stock options and are exercisable for up to ten years following the date of grant. The Company ceased making grants under, and subsequently terminated the 1997 Plan upon completion of its initial public offering. The 2000 Plan permits the grant of non-statutory stock options, which are

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 11. Stockholders' Equity (Continued)

exercisable for a period following the date of grant as determined by the Board of Directors (generally ten years). Additionally, in July 2004, the Board of Directors resolved that all future stock option grants under all of the Company's stock option plans would be non-statutory stock options, until such further determination by the Board of Directors.

        Stock option exercise prices for the 1997 Plan, 1999 Plan, 2000 Plan and 2005 Plan must be equal to or greater than the fair market value of the common stock on the date of grant. A cumulative total of 7.5 million, 15.9 million, 6.5 million and 3.5 million shares of common stock have been authorized for issuance under the 1997 Plan, 1999 Plan, 2000 Plan and 2005 Plan, respectively. There remain approximately 2.3 million shares of common stock authorized for the 1997 Plan which are no longer issuable due to the termination of the plan. In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1997 Plan, 1999 Plan and 2000 Plan. On May 18, 2005, the Compensation Committee of the Company's Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of the Company's common stock that were held by current employees, including executive officers, and which have an exercise price per share equal to or greater than $10.00. Options to purchase 2,044,487 shares of common stock were subject to this acceleration. The options subject to acceleration had a weighted average exercise price of $12.02. The exercise prices and number of shares subject to the accelerated options were unchanged.

        On September 19, 2005, the Compensation Committee of the Company's Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of the Company's common stock that were held by current employees, including executive officers, and excluding Directors and which have an exercise price per share equal to or greater than $8.00. Options to purchase 1,026,197 shares of common stock were subject to this acceleration. The options subject to acceleration had a weighted average exercise price $9.06. The exercise prices and number of shares subject to the accelerated options were unchanged.

        On December 21, 2005, the Company's Board of Directors approved, subject to certain limited conditions, the acceleration of vesting of all unvested options to purchase shares of common stock of the Company that were held by employees, and which have an exercise price per share equal to or greater than $6.50. The acceleration was effective as of December 30, 2005, provided that holders of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, were given the election to decline the acceleration of an option if such acceleration would have the effect of changing the status of such option for federal income tax purposes from an incentive stock option to a non-qualified stock option. Options to purchase approximately 316,239 shares of common stock were subject to this acceleration. The options subject to acceleration had a weighted average exercise price of $6.82. The number of shares subject to the accelerated options remained unchanged.

        The acceleration of these options was undertaken to avoid recognition of future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options once the Financial Accounting Standards ("FASB") No. 123 (revised 2004) "Share-Based Payment", issued by the Financial Accounting Standards Board, became effective. As originally issued by the FASB, SFAS No. 123 was to be implemented as of the beginning of the first

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 11. Stockholders' Equity (Continued)

interim or annual period beginning after June 15, 2005. In April, 2005, the SEC announced it would permit companies to implement SFAS No. 123R at the beginning of the next fiscal year. The future expense that was eliminated as a result of the acceleration of the accelerated vesting of these options was approximately $18.4 million, net of tax (of which approximately $7.8 million was attributable to options held by executive officers and $0.4 million is attributable to options held by directors).

        In addition, on December 21, 2005, the Board of Directors of the Company approved, subject to certain limited conditions, the amendment of all outstanding stock option grants under the Company's 1999 Equity Incentive Plan and 2000 Nonstatutory Stock Option Plan (collectively, the "Option Plans"), with an exercise price per share greater than 120% of the closing market price of the Company's common stock on December 29, 2005 to provide that, as of December 30, 2005, the exercise price of each outstanding stock option under the Option Plans shall be reduced to 120% of the closing price of the Company's common stock as reported on the NASDAQ National Market on December 29, 2005; provided, however, that the holder of such outstanding stock option is an employee of the Company on December 30, 2005, but excluding (i) employees of the Company that are categorized as project staff associates and (ii) employees who have, prior to December 30, 2005, given notice to, or received notice from, the Company terminating their employment on a date or time period after December 30, 2005. There was no financial impact related to this amendment.

        The acceleration of these options was undertaken to eliminate the future compensation expense that the Company would otherwise have recognized in its consolidated statement of operations with respect to these options once the Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment", issued by the Financial Accounting Standards Board ("FAS 123"), became effective for reporting periods beginning in January 2006. The future expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $0.8 million (none of which is attributable to options held by executive officers). In addition, because the repricing occurred in lieu of additional option grants in 2006 of approximately 2.5 million shares for certain of the Company's employees (the "2006 Option Grants"), the repricing enabled the Company to significantly offset the dilutive impact of the 2006 Option Grants by reducing both the FAS 123 compensation expense for future option grants as well as the dilution to the Company's outstanding share amount.

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payments," which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion APB No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company's Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of grant. The Company has no awards with market or performance conditions.

        The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2006 and 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 11. Stockholders' Equity (Continued)

original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

        On December 28, 2006, the Board of Directors of the Company approved the acceleration of vesting of all unvested options issued prior to June 30, 2006 to purchase shares of common stock of the Company that were held by employees and directors. The acceleration was effective as of December 29, 2006, provided that holders of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, were given the election to decline the acceleration of an option if such acceleration would have the effect of changing the status of such option for federal income tax purposes from an incentive stock option to a non-qualified stock option. Options to purchase approximately 2.1 million shares of common stock were subject to this acceleration.

        The acceleration of these options was undertaken to eliminate the future compensation expense that the Company would have otherwise recognized in its consolidated statement of operations with respect to these options under the Statement of Financial Accounting Standards No. 123R "Share-Based Payment", issued by the Financial Accounting Standards Board ("FAS 123R"). The expense that was incurred in 2006 related to the vesting of these options was $5.4 million in continuing operations and $4.1 million in discontinued operations.

        On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (the "RSU Agreement") to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Plan. Each RSU represents the right to receive a share of common stock (a "Share") on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under the RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. Of the awards granted in 2007, the vesting periods ranged from 11 months to 10 years with accelerated vesting occurring upon a change in control or termination. Upon exercise of the RSU, the Company issues new shares of common stock.

Information under FAS123R for Fiscal 2006 and 2007

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions (annualized percentages) included in the following table. Awards with

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 11. Stockholders' Equity (Continued)

graded vesting are recognized using the straight-line method. Fair value under SFAS No. 123R is determined using the Black-Scholes option-pricing model with the following assumptions:

	2006	2007
Expected life:(1)
Stock options	3.8 years	10.0 years
Purchase plan	—	—
Risk-free interest rate(2)	4.6%	4.5%
Volatility(3)	61.7%	56.8%
Forfeiture rate(4)	23.7%	23.7%
Dividend yield(5)	—	—

(1)
The expected life of stock options granted under the Plans is based upon historical exercise patterns which the Company believes are representative of future behavior or the life of the option when the options are 100% vested at grant. All options granted in 2007 were 100% vested at grant date and had a life of 10 years. The expected life of shares under the Purchase Plan represents the amount of time remaining in the offering period.

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.

(3)
The Company estimated the implied volatility of its common stock at the date of grant based on an equally weighted average of trailing volatility and market based implied volatility for the computation in 2006 and in 2007 we estimated implied volatility based upon trailing volatility.

(4)
Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Previously, under APB25, the Company recognized forfeitures as they were incurred.

(5)
The Company has no history or expectation of paying dividends on its common stock.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 11. Stockholders' Equity (Continued)

        Upon option exercise, the Company issues new shares of common stock. A summary of the status of the Company's stock option plan as of December 31, 2007 and of changes in options outstanding under the plan for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000's)			(000's)
Options outstanding at December 31, 2006	11,144	$6.12
Options granted	15	2.18
Options exercised	(15)	1.68
Options forfeited or expired	(4,963)	5.93

Options outstanding at December 31, 2007	6,181	$6.28	5.5	$10.5

Options exercisable at December 31, 2007	6,145	$6.31	5.5	$9.8

        As of December 31, 2007, there was $26 thousand of total unrecognized stock compensation expense related to nonvested shares which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years.

        During the years ended December 31, 2006 and 2007, the following activity occurred under our option plans:

(In thousands except weighted average grant date fair value)	2006	2007
Weighted average grant date fair value of options granted	$2.33	$1.54
Total intrinsic value of options exercised	$179	$10

        Additional information about stock options outstanding at December 31, 2007 with exercise prices less than $2.35 per share, the exercise price at December 31, 2007 the last trading day of the period, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $2.35	109	$2.03	35	$2.03	144	$2.04
Above $2.35	6,036	$6.39	1	$6.39	6,037	$6.39

Total outstanding	6,145	$6.31	36	$2.15	6,181	$6.28

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 11. Stockholders' Equity (Continued)

  The following table summarizes the Company's Restricted Stock Unit activity:

(Shares in Thousands)	Restricted Stock Units (000's)	Weighted-Average Grant-Date Fair Value
Nonvested balance at December 31, 2006	—	—
Grants	2,751	$2.29
Vested	(550)	2.36
Forfeitures	(40)	2.33

Nonvested balance at December 31, 2007	2,156	$2.28

        As of December 31, 2007, there was $4.6 million of total unrecognized stock compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 8.8 years. The fair value of RSU awards that vested in 2007 was $1.2 million (none in 2005 and 2006).

Information under FAS 123 for Periods Prior to Fiscal 2006

        Stock option transactions are summarized below (shares in thousands):

		Options Outstanding
			Exercise Price per Share
	Shares Available for Grant	Number of Shares Outstanding	Range	Weighted Average
Outstanding at December 31, 2004	7,192	11,831	$1.33—$132.06	$9.11
Plan Shares Expired	(28)	—	—
Granted	(10,196)	10,196	$4.95—$9.54	$6.22
Exercised	—	(593)	$1.33—$6.43	$4.31
Cancelled	8,269	(8,269)	$3.58—$132.00	$10.42

Outstanding at December 31, 2005	5,237	13,165	$1.33—$52.88	$6.27

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 11. Stockholders' Equity (Continued)

        Employees who actively participated in the Purchase Plan were eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that was withheld was used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date was then equal the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees were also able to end their participation in the offering at any time during the offering period, and participation ended automatically upon termination of employment. From the Purchase Plan's inception through December 31, 2007, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan was 2,005,899.

(d)   Shelf Registration

        On February 19, 2004 the Company filed a universal shelf Registration statement on Form S-3 and an acquisition shelf Registration on Form S-4 with the Securities and Exchange Commission (SEC). The Company has no immediate plans to raise capital under the shelf Form S-3 or to utilize the shelf Form S-4 for acquisition transactions and the registration statements are not currently usable due to the late filings made in 2007. The universal shelf registration statement on Form S-3 will permit the Company to sell, in one or more public offerings, shares of newly issued common stock, shares of newly issued preferred stock, warrants or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $200 million. In addition, the universal shelf will permit certain stockholders who purchased the Company's Series A and Series B Convertible Preferred Stock, to sell up to 5.4 million shares of common stock, all of which are currently included in the Company's December 31, 2005 weighted average diluted common shares outstanding. The acquisition shelf registration statement on Form S-4 will enable the Company to issue up $200 million of its common stock in one or more acquisition transactions that the Company may make from time to time. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 11. Stockholders' Equity (Continued)

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

Note 12. Employee Benefit Plan

        In 1996, the Company implemented a 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. The Company made contributions of $2.1 million in 2005, $2.5 million in 2006 and $2.1 million in 2007.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 13. Significant Customers

        The following table presents our key customers for the years presented and the percentage of net sales made to such customers (in millions):

Key Customer	Revenue	% of Total Revenue
2005
U.S. Navy	$33.6	22%
2006
U.S. Navy	$34.2	22%
2007
U.S. Army	$46.7	24%
U.S. Navy	$38.7	20%

        Our top five customers accounted for approximately 38%, 47% and 62% of our total revenue in 2005, 2006 and 2007, respectively.

        For the fiscal year ended December 31, 2007, two customers comprised approximately 60% of our federal business revenues and our five largest customers accounted for approximately 84% of federal business revenues.

        The following table presents net accounts receivable for customers with significant concentrations (in millions):

Key Customer	Accounts receivable, net	% of Total accounts receivable, net
2006
FMS	$6.4	11%
2007
U.S. Army	$15.2	20%
U.S. Navy	$10.4	14%

Note 14. Segment Information

        The Company has historically organized its business along service lines to include three reportable segments: Wireless Network Services (WNS), Enterprise Network Services (ENS) and Government Network Services (GNS). The Wireless Network Services segment was discontinued in the first quarter of 2007 (see Note 4) and we have renamed the ENS segment to the Public Safety & Security (PSS) segment and the GNS segment to the Government Solutions (KGS) segment to more accurately describe the underlying business operations. Certain income and charges that are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance are categorized as reconciling items in the table below. Unallocated charges are related to corporate expenses previously allocated to the discontinued wireless network services segment prior to the disposal of those businesses, share based compensation charges and related tax adjustments, impairment and restructuring charges and expenses related to the stock option investigation conducted in 2007. As a result of the divestiture of the WNS businesses, the corporate expenses allocated to the PSS and KGS segments has increased in 2007, negatively impacting the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 14. Segment Information (Continued)

operating income (loss) for these continuing operations. Due to the aforementioned discontinued operations, prior period amounts have been reclassified in order to conform to the current period presentation and allocation methodology.

        Revenues, operating income (loss) and assets provided by the Company's segments for the years ended December 31, 2005, 2006 and 2007 are as follows (in millions):

	2005	2006	2007
Revenues:
Government Solutions	$85.0	$97.5	$142.5
Public Safety & Security	67.3	55.6	51.1

Total revenues	$152.3	$153.1	$193.6
Operating income (loss) from continuing operations:
Government Solutions	$7.4	$8.2	$3.3
Public Safety & Security	5.8	(23.9)	(6.6)
Corporate activities	(10.0)	(15.8)	(21.3)

Total operating income (loss) from continuing operations	$3.2	$(31.5)	$(24.6)

	2006	2007
Assets:
Government Solutions	$188.0	$292.4
Public Safety & Security	27.9	22.5
Discontinued Operations	104.0	1.7
Corporate activities	17.8	18.7

Total assets	$337.7	$335.3

        The operating income (loss) of the Public Safety & Security segment for 2005, 2006 and 2007 were impacted by the following items:

    •
    a benefit to operating income in 2005 as a result of a $2.1 million credit to reduce an excess contingent acquisition accrual.

    •
    charges in 2006 of $18.3 million related to the impairment of goodwill and a $1.8 million impairment of an asset.

    The reconciling amounts in 2006 were impacted by increased stock-based compensation expense due to the Company's adoption of SFAS No. 123R in January 2006. Amounts related to corporate activities in 2007 were impacted by the costs of the stock option investigation and related costs as well as the recovery from the former stock option administrator. See Note 2 to Notes to Consolidated Financial Statements.

Note 15. Related Party Transactions

        On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 15. Related Party Transactions (Continued)

affiliated with one of the directors of the Company (40,000 shares), to a brother of the previous Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of net proceeds. Each share of Series B Convertible Preferred Stock is initially convertible into 100 shares of Common Stock for a conversion price of $5.00 per share, which was the fair market value of the common stock at the closing, at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement. Prior to December 31, 2004, 64,517 shares of Series B Convertible Preferred Stock were converted into 6,451,700 shares of the Company's Common Stock. On April 5, 2006, 15,483 shares of Series B Convertible Preferred Stock were converted into 1,548,300 shares of the Company's Common Stock.

        Through December 31, 2007, the Company has received notices from the holders to convert an aggregate number of 80,000 shares of Series B Convertible Preferred Stock into an aggregate 8,000,000 shares of the Company's Common Stock. On December 31, 2007, the total liquidation preference equaled $5.0 million.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

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

        The Company maintains an accrual for the Company's health and workers compensation partial self-insurance, which is a component of total accrued expenses and current liabilities of discontinued operations in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of the Company's historical experience and trends related to both medical and workers compensation claims and payments, information provided to the Company by the Company's insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company's accruals require adjustment, the Company will, correspondingly, revise the assumptions utilized in the Company's methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2005, 2006 and 2007, the accrual for the Company's partial self-insurance programs approximated $2.6 million, $1.8 million and $1.1 million, respectively. In 2005, 2006 and 2007 the accrual for these programs which was related to continuing operations was $1.1 million, $0.2 million, and $0.6 million, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation annual claim limits are $100,000 and $250,000, respectively. For each year ending 2005 and 2006, the Company had one claim that exceeded the limits for workers compensation and in 2007 no claims exceeded the limits for workers compensation. For each year ending 2005 and 2006, the Company had no claim that exceeded the limits for medical insurance and in 2007 three claims exceeded the limits for medical insurance. As of December 31, 2007, the Company had a $700,000 letter of credit outstanding issued from the Company's insurance carrier to cover a performance bond and liabilities in connection with the Company's workers' compensation partial self-insurance.

        As of December 31, 2007 the Company has $2.4 million of standby letters of credit. The letters of credit related to our worker compensation program of $0.7 million and $1.7 as support for our performance bond on work overseas.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 17. Legal Matters

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

        In June 2004, the Issuers (including the Company) executed a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower court's earlier decision certifying as class actions the six IPO Cases designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and Issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit's decision. Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. On September 27, 2007, Plaintiffs filed a motion for class certification in the six focus cases. On November 13, 2007, the Issuer Defendants filed a motion to dismiss the amended complaints in the six focus cases. On November 14, 2007, the Underwriter Defendants filed a motion to dismiss the amended complaints in the six focus cases. The court has not yet set a deadline for the plaintiffs to file amended complaints in the other IPO lawsuits. Due to the inherent uncertainties of litigation, and because the settlement may not receive final approval from the Court, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies" The Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 17. Legal Matters (Continued)

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies, less any applicable retention or co-insurance obligations that are expected to be paid directly by the Company. The Company estimates that the amount of its payment toward the settlement will be approximately $2.4 million. The Company has accrued approximately $2.4 million as of December 31, 2007 related to this matter. The parties currently are in the process of documenting their agreement and then will seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 17. Legal Matters (Continued)

violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. The parties have conferred and discussed the Court's order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before June 5, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case No. 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to the Court's order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. The parties have conferred and discussed the Court's order and are in the process of stipulating to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the Hameed Action as to them. At this time, the parties have not set a date by which such motions must be brought. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 17. Legal Matters (Continued)

fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits. In October 2007, the parties notified the Court of the status of the federal action and requested the court continue its stay of this action. The Company anticipates that the court will continue to stay this matter and that the court will request the parties file an updated status report in April 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.8 million based on the Company's estimate of the potential amount it would have to pay in relation to these lawsuits.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the settlement proposal, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers will pay the settlement amount, less any applicable retention or co-insurance obligations and contributions that are expected to be paid directly by the Company. The Company estimates that the total amount of its payment toward the settlement will be approximately $1.7 million. The Company has accrued approximately $1.7 million as of December 31, 2007 related to this matter. The parties currently are in the process of documenting their agreement, and then will seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 17. Legal Matters (Continued)

option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.6 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.6 million as of December 31, 2007 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California, Alameda County. The suit alleges various violations of the California Labor Code and seeks payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs have agreed to venue for the suit in San Diego County. Although the Company believes that the allegations lack merit, it has agreed in principle with the plaintiffs to settle their claims for an aggregate amount in the range of $0.3 million to $0.5 million, to include individual and incentive awards, attorneys' fees and administrative costs, subject to court approval. The actual amount paid by the Company will depend upon the number of responses received from members of the purported class of plaintiffs. The Company has recorded an accrual for a contingent liability associated with this legal proceeding in the amount of $0.3 million.

        In addition to the foregoing matters, from time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 18. Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2006 and 2007, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2006
Revenues	$33.0	$34.1	$36.9	$49.1
Gross profit	$6.2	$7.1	$7.8	$7.8
Operating loss from continuing operations	$(1.7)	$(1.1)	$(0.8)	$(27.9)
Provision (benefit) for income taxes	$(0.8)	$(0.3)	$0.1	$14.8
Net loss	$(0.9)	$(0.5)	$(0.8)	$(55.7)
Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.76)
Diluted	$(0.01)	$(0.01	$(0.01)	$(0.76)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2007
Revenues	$49.0	$47.8	$47.5	$49.3
Gross profit	$7.3	$7.5	$8.2	$8.6
Operating loss from continuing operations	$(3.3)	$(8.3)	$(8.4)	$(4.6)
Provision for income taxes	$0.2	$0.3	$0.4	$0.4
Net income (loss)	$(20.1)	$4.2	$(13.4)	$(11.5)
Net income (loss) per common share:
Basic	$(0.28)	$0.06	$(0.18)	$(0.16)
Diluted	$(0.28)	$0.06	$(0.18)	$(0.16)

Quarterly Results in 2006

        The Company's revenues in the fourth quarter were higher than the first three quarters because of the MRC acquisition, which occurred early in the fourth quarter. The Company's fourth quarter losses were significantly greater than the first three quarters due to the impairment of goodwill of $18.3 million in our PSS business, an accelerated vesting of stock options which resulted in a total charge of $9.5 million, a write-off of assets related to discontinued operations of $5.2 million and restructuring and other asset impairment charges of $3.5 million. In addition, the Company increased its valuation allowance by approximately $12.4 million on its deferred tax assets in the fourth quarter of 2006 to address the risks and uncertainties related to the Company's future ability to realize and utilize its deferred tax assets.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2005, 2006 and 2007

Note 18. Quarterly Financial Data (Unaudited) (Continued)

Quarterly Results in 2007

        The Company's results by quarter were impacted by the divestitures of our wireless network services segment. In the first quarter of 2007 the loss was primarily due to impairment of assets related to the Wireless Deployment business of $13.4 million and an impairment of goodwill related to this business of $7.2 million partially offset by a gain of $3.3 million on the sale of the EMEA business. The second quarter income was impacted by a gain of $14.8 million on the sale of the Wireless Engineering Services business operations. The third quarter was impacted by a $1.9 million loss from the disposal of our deployment business and a $2.1 million excess facility accrual. The fourth quarter was impacted by a gain of $3.4 million related to the recovery of assets under the settlement with the Company's former stock option administrator as well as an expense of $4.9 million related to our estimated cost of the settlement of our 2004 and 2007 Securities Litigation. See Note 16 to Notes to Consolidated Financial Statements. Stock option investigation and related costs of $1.5 million, $5.2 million, $6.2 million, and $1.1 million impacted the results for the first, second, third and fourth quarters of 2007, respectively.

Note 19. Subsequent Events

        In February 2008, the Company entered into a definitive merger agreement with San Diego-based C5ISR and net-centric warfare solutions provider SYS Technologies (AMEX:SYS) in a stock-for-stock transaction. Under the terms of the agreement, SYS will merge with a wholly-owned subsidiary of Kratos, and all of SYS's outstanding common shares will be converted into Kratos common shares. Upon closing, Kratos will issue approximately 25 million shares of its common stock. Approximately 79 million shares of Kratos common stock are currently outstanding. The transaction is subject to customary closing conditions, including approval of the transaction by SYS's shareholders and the approval of Kratos stockholders for Kratos' issuance of shares. The transaction is expected to close in the second quarter of 2008.

QuickLinks

Documents Incorporated by Reference
KRATOS DEFENSE & SECURITY SOLUTIONS, INC. FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Kratos Defense & Security Solutions, Inc. The NASDAQ Composite Index, The NASDAQ Telecommunications Index And A Peer Group
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
KRATOS DEFENSE & SECURITY SOLUTIONS, INC. Consolidated Balance Sheets December 31, 2006 and 2007 (in millions, except par value and number of shares)
KRATOS DEFENSE & SECURITIES SOLUTIONS, INC. Consolidated Statements of Operations Years ended December 31, 2005, 2006 and 2007 (in millions, except per share amounts)
KRATOS DEFENSE & SECURITY SOLUTIONS, INC. Consolidated Statements of Cash Flows Years ended December 31, 2005, 2006 and 2007 (in millions)
KRATOS DEFENSE & SECURITY SOLUTIONS, INC. Notes to Consolidated Financial Statements Years ended December 31, 2005, 2006 and 2007
RECONCILIATION OF STOCK-BASED COMPENSATION EXPENSE FOR 2005 (In millions, except per share data)