Form 10-K/A
period 2007-12-31
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2008-04-29
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification No.)

4810 Eastgate Mall San Diego, CA 92121 (858) 812-7300 (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange on
Title of Each Class	which registered

Common Stock, par value $0.001	The NASDAQ Global Select Market
Right to Purchase Shares of Series C
Preferred Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates as of the last business day of most recently completed second fiscal quarter (June 29, 2007) was approximately $113.1 million, based on the closing sale price on the NASDAQ Global Select Market on that date.*

As of April 8, 2008, there were 78,998,922 shares of the Registrant’s Common Stock outstanding.

*Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the Common Stock outstanding on June 30, 2007.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as set forth in the pages attached hereto.  This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors are each elected annually.  The names, ages and years in which each became a director are set forth in the following table and biographical information for each director is set forth following the table:

Name	Age	Year in Which Became Director
Scott I. Anderson	49	1997
Bandel L. Carano	46	2001
Eric M. DeMarco	44	2003
William A. Hoglund	54	2001
Scot B. Jarvis	47	1997

Scott I. Anderson, 49, has been a director since February 1997. Since 1997, Mr. Anderson has been a principal of Cedar Grove Partners, LLC, an investment and advisory concern. Since 1998, Mr. Anderson has also been a principal of Cedar Grove Investments, LLC, a private seed capital firm. Mr. Anderson was with McCaw Cellular/AT&T Wireless, most recently as Senior Vice President of the Acquisitions and Development group. Mr. Anderson served on the board of directors of SunCom Wireless until its acquisition by T-Mobile in February 2008 and currently serves on the boards of directors of mInfo, Inc., GotVoice, Inc., CosComm International, Inc., Globys, Inc. and Anvil Corp. Mr. Anderson is a member of the control groups of Von Donop Inlet PCS, LLC and LCW Wireless, LLC, both wireless licensees. He holds a B.A. in History from the University of Washington, Magna Cum Laude, and a J.D. from the University of Washington Law School, with highest honors.

Bandel L. Carano, 46, originally served as a director from August 1998 to June 2001, and re-joined our Board of Directors in October 2001. Since 1987, he has been a general partner of Oak Investment Partners, a multi-stage venture capital firm. Mr. Carano also serves on the Investment Advisory Board of the Stanford Engineering Venture Fund, the boards of directors of Airspan Networks, Inc. and FiberTower Corporation, the supervisory board of Tele Atlas N.V. and the board of directors of numerous private companies, including MobiTV, NeoPhotonics, nLight Photonics, Tensilica and Visto Corporation. Mr. Carano holds a B.S. and an M.S. in Electrical Engineering from Stanford University. Mr. Carano was nominated and elected as one of our directors pursuant to the terms of a purchase agreement among Kratos and certain of its stockholders in connection with the sale of’ Series A Convertible Preferred Stock in October 2001.

Eric M. DeMarco, 44, joined Kratos in November 2003 as President and Chief Operating Officer. Mr. DeMarco was appointed a director and assumed the role of Chief Executive Officer effective April 1, 2004. Prior to coming to Kratos, Mr. DeMarco most recently served as President and Chief Operating Officer of The Titan Corporation (“Titan”), a Delaware corporation. Prior to his being named President and Chief Operating Officer, Mr. DeMarco served as Executive Vice President and Chief Financial Officer of Titan. Prior to joining Titan, Mr. DeMarco served in a variety of public accounting positions primarily focusing on large multinational corporations and publicly traded companies. Mr. DeMarco holds a Bachelor of Science, Business Administration and Finance, Summa Cum Laude, from the University of New Hampshire.

William A. Hoglund, 54, has been a director since February 2001. Mr. Hoglund is also a member of Safeboats International, LLC.  From 1996 to 2000 Mr. Hoglund served as the Vice President and Chief Financial Officer of Eagle River, LLC, a private investment company. During his tenure at Eagle River, Mr. Hoglund was also a director of Nextel Communications, Inc. and Nextlink Communications, Inc. Mr. Hoglund holds a B.A. in Management Science and German Literature from Duke University and an MBA from the University of Chicago.

Scot B. Jarvis, 47, joined our Board of Directors in February 1997. Mr. Jarvis co-founded Cedar Grove Partners, LLC in 1997, an investment and consulting/advisory partnership, and currently is its managing member. Prior to co-founding Cedar Grove, Mr. Jarvis served as a senior executive of Eagle River, Inc., a McCaw investment firm. While at Eagle River he founded Nextlink Communications on behalf of McCaw and served as its president. He also served as a regional president for Nextel Communications. From 1985 to 1994, Mr. Jarvis served in several executive capacities at McCaw Cellular Communications up until it was sold to AT&T. Mr. Jarvis serves on the corporate boards of Cantata Technology, Inc., Wavelink Corporation, Visto Corporation, SkyPipeline and Slingshot Sports. Mr. Jarvis holds a B.A. in Business Administration from the University of Washington.

Nominations for Directors

The Nominating and Corporate Governance Committee is responsible for screening potential director candidates and recommending qualified candidates to the Board for nomination. The committee will consider and evaluate any recommendation for director nominees proposed by a stockholder who (i) has continuously held at least 1% of the outstanding shares of our common stock entitled to vote at the annual meeting of stockholders for at least one year by the date the stockholder makes the recommendation and (ii) undertakes to continue to hold the common stock through the date of the meeting.  In order to be evaluated in connection with our established procedures for evaluating potential director nominees, any recommendation for director nominee submitted by a qualifying stockholder must be received by us no later than 120 days prior to the anniversary of the date proxy statements were mailed to stockholders in connection with the prior year’s annual meeting of stockholders.  Any stockholder recommendation for director nominee must be submitted to the Corporate Secretary in writing at 4810 Eastgate Mall, San Diego, California 92121 and must contain the following information:

•                  A statement by the stockholder that he/she is the holder of at least 1% of our common stock and that the stock has been held for at least a year prior to the date of the submission and that the stockholder will continue to hold the shares through the date of the annual meeting of stockholders;

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

•                  The candidate’s resume; and

•                  Three references.

The goal of the Nominating and Corporate Governance Committee is to assemble a board of directors that brings a variety of perspectives and skills derived from high quality business and professional experience to the Company.  In doing so, the Nominating and Corporate Governance Committee also considers candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees. However, the Nominating and Corporate Governance Committee may also consider such other factors as it may deem are in our best interests and that of our stockholders. The Nominating and Corporate Governance Committee does, however, recognize that under applicable regulatory requirements at least one member of the Board of Directors must meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that at least a majority of the members of the Board of Directors must meet the definition of “independent director” under the NASDAQ Marketplace Rules or the listing standards of any other applicable self regulatory organization. The Nominating and Corporate Governance Committee also believe it to be appropriate for certain key members of management to participate as members of the Board of Directors.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue to serve. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If any member of the Board of Directors up for re-election at an upcoming annual meeting of stockholders does not wish to continue in service, the Nominating and Corporate Governance Committee identifies the desired skills and experience of a new nominee in light of the criteria above. All of the members of the Board of Directors will be polled for suggestions as to individuals meeting the criteria for nomination to the Board of Directors. Research may also be performed to identify qualified individuals. If the Nominating and Corporate Governance Committee believes that the Board of Directors requires additional candidates for nomination, the Nominating and Corporate Governance Committee may explore alternative sources for identifying additional candidates. This may include engaging, as appropriate, a third party search firm to assist in identifying qualified candidates.

All directors and director nominees will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating and Corporate Governance Committee.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of its directors, officers and employees. The Code of Ethics is available for review on its website at www.kratosdefense.com.  The Code of Ethics is also available in print, without charge, to any stockholder who requests a copy by writing to Kratos Defense & Security Solutions, Inc., 4810 Eastgate Mall, San Diego, California, 92121, Attention: Investor Relations. Each of our directors and officers, including the chief executive officer, chief financial officer and corporate controller, and all of our other principal executive officers and employees, is required to be familiar with the Code of Ethics and to certify compliance annually. There have not been any waivers of the Code of Ethics relating to any of our executive officers or directors in the past year.

Audit Committee

Our Audit Committee consists of Messrs. Anderson (Chairperson), Hoglund and Jarvis.  Our Board of Directors has affirmatively determined that each member of the Audit Committee is independent under NASDAQ Marketplace Rule 4200(a)(15), and meets all other qualifications under NASDAQ Marketplace Rule 4350(d)(2), the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission.  Our Board of Directors has also affirmatively determined that Mr. Hoglund qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K of the Securities Act of 1933. During 2007, the Audit Committee held four regular meetings and three special meetings.

The Audit Committee acts pursuant to a written charter, which charter is reviewed at least annually by the Audit Committee. The Audit Committee Charter is also available for review on our website at www.kratosdefense.com. The Audit Committee Charter was reviewed and revised by the Audit Committee in September 2006 and the Audit Committee believes that its Charter, as revised, adequately meets the needs of Kratos as well as the requirements of NASDAQ Marketplace Rule 4350(d)(1).

Management

Our executive officers and their respective positions are set forth in the following table. Biographical information of each executive officer who is not also a director is set forth following the table. There are no family relationships between any director or executive officer and any of our other directors or executive officers. Executive officers serve at the discretion of our Board.

Executive Officers

Name	Position	Age	Year in Which He/She Became Officer
Eric M. DeMarco	Chief Executive Officer and President	44	2003
Deanna H. Lund	Senior Vice President and Chief Financial Officer	40	2004
D. Robin Mickle	President, Kratos Government Solutions	52	2006
Laura L. Siegal	Vice President, Corporate Controller and Acting Secretary	45	2006

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

Ms. Lund has served as our Senior Vice President and Chief Financial Officer since April 2004. Prior to joining Kratos, Ms. Lund most recently served as Vice President of The Titan Corporation from July 1998 and Titan’s Corporate Controller from December 1996. Ms. Lund was also Titan’s Corporate Manager of Operations Analysis from 1993 to 1996. Prior thereto, Ms. Lund worked for Arthur Andersen LLP. Ms. Lund received her bachelor’s degree in accounting from San Diego State University, magna cum laude, and is a Certified Public Accountant.

Ms. Siegal has served as our Vice President and Corporate Controller since April 4, 2006. Prior thereto Ms. Siegal served as Vice President, Finance and Treasurer and Risk Management since September 2004. Ms. Siegal joined Kratos in August 2000 and has served as Treasurer since December 2003, our Director of Corporate Planning from August 2002 to December 2003, Director of Financial Planning and Analysis from January 2001 to August 2002, and Director of Purchasing from August 2000 to January 2001. Throughout her career, Ms. Siegal has held a variety of financial management positions in technology and consulting companies including Controller of MEC Analytical Systems. Ms. Siegal received a bachelor’s degree in Economics from the University of California, San Diego.

Mr. Mickle has served as President of our Kratos Government Solutions segment since December 2005. Mr. Mickle joined us in January 2005 as a vice president. Prior thereto, Mr. Mickle had been Vice President of the Fleet Systems Engineering Business Unit at Northrop Grumman Mission Systems since June 1996. From January 1994 to June 1996, Mr. Mickle had been an Executive Manager of Naval Engineering Services, Western Operations. Mr. Mickle is a retired Captain of the U.S. Naval Reserve and served in the U.S. Navy from 1977 to 1983. Mr. Mickle is a graduate of the U.S. Naval Academy and received an MBA in Management Science from San Diego State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (the “Reporting Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Additionally, the reporting persons are required by SEC regulations to furnish us with copies of all such Section 16(a) forms they file.

To the best of our knowledge and based solely upon its review of the copies of such reports furnished to it for the year ended December 31, 2007, and the information provided to it by the reporting persons, we believe that the reporting persons complied with Section 16(a).

Item 11.     Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid to each of our executive officers who served as our named executive officers during the last completed fiscal year.

Compensation Program Objectives and Philosophy

The Compensation Committee of our Board of Directors, which we refer to in this section as the Committee, currently oversees the design and administration of our executive compensation program. The Committee has adopted an executive compensation policy that has as its primary objective serving our stockholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. The Committee’s primary objectives in structuring and administering the executive compensation policy are to:

•                  attract, motivate and retain talented and dedicated executive officers;

•                  tie annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives;

•                  reward individual performance; and

•                  reinforce business strategies and objectives for enhanced stockholder value.

The Committee evaluates both performance and compensation of employees to ensure that we have the ability to attract and retain employees and that compensation provided to employees remains competitive relative to the compensation paid to similarly situated employees of peer companies. The Committee endeavors to ensure that the total paid to executive officers is fair, reasonable and competitive.

The principal elements of the current executive compensation program are base salary, annual incentive cash bonus awards, long-term equity incentives in the form of restricted stock units, a deferred compensation plan, other benefits and perquisites, post-termination severance and accelerated vesting of previously granted equity awards upon termination and/or a change in control. Other benefits and perquisites consist of life and health insurance benefits and a qualified 401(k) savings plan equivalent to those offered to all employees.

The Committee views these components of compensation as related but distinct. Although the Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components.  We determine the appropriate level for each compensation component based in part, but not exclusively, on compensation for similar positions at peer companies, the Committee’s view of internal equity and consistency, and other considerations it deems relevant, such as rewarding extraordinary performance.

Determination of Compensation Awards

The Committee has historically performed at least annually a strategic review of executive officers’ compensation to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate executive officers relative to comparable officers in other similarly situated companies. The Committee’s most recent review occurred in March 2008.

Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also our chief executive officer, chief financial officer and general counsel. For compensation decisions relating to executive officers other than the chief executive officer, the Committee typically considers recommendations from our chief executive officer. When determining compensation for our chief executive officer, the Committee takes into account, but does not rely upon, the recommendation of the chief executive officer.  Compensation for our chief executive officer has been determined by discussion among and action by the members of the Committee acting in consultation with the other independent members of the Board.

It is our policy generally to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. Section 162(m) generally prohibits the company from deducting the compensation of officers that exceeds $1,000,000 unless that compensation is based on the achievement of objective performance goals.  We believe that our 1999 and 2005 Equity Incentive Plans, which we refer to collectively as the Equity Plans, are structured to qualify stock options, restricted share and stock unit awards under such Equity Plans as performance-based compensation and to maximize the tax deductibility of such awards. However, we reserve the discretion to pay compensation to our officers that may not be deductible.

Base Compensation

We provide our named executive officers and other executives with base salaries that we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals, while taking into account our unique circumstances.  We review base salaries for its named executive officers annually and increases, if any, are based on the executive’s success in contributing to its short-term and long-term objectives as well as unique challenges faced by it.  We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives in our market and geography. The base salary of our chief executive officer is reviewed and recommended by the Committee acting in consultation with the other independent members of our Board.

In April 2007, the Committee applied the principals described above and increased the base salary of our chief executive officer, Eric DeMarco, by 10% to $440,000, effective as of April 1, 2007. The Committee considered, among other things, Mr. DeMarco’s effectiveness in dealing with the challenges related to the divestiture of certain of our business segments and the refocusing of our business on the Kratos Government Solutions business segment. The Committee reviewed similar considerations for each of the other named executives, and in April 2007 increased the base salaries of the other named executive officers as follows: Deanna Lund, senior vice president and chief financial officer, by 10.9% to $305,000; James Edwards, former senior vice president and general counsel, by 12.5% to $270,000; Laura Siegal, vice president, controller and principal accounting officer, by 10.8% to $205,000; and D. Robin Mickle, president of our Kratos Government Services division, by 7.3% to $220,000, all effective as of April 1, 2007.  In April 2008, the Committee applied the above principles and decided to maintain our executive officers’ salaries at their current levels through the remainder of 2008.

Retention Cash Bonus Awards

All members of our corporate management team (including all named executive officers other than Mr. Mickle) were eligible to receive cash retention awards under our 2007 retention cash bonus awards program (the “Retention Program”). In establishing the Retention Program, the Committee considered the significant challenges faced by our corporate management team related to, among other things, the divestiture of the commercial wireless-related businesses and the refocusing of the business as a defense contractor and security systems integrator for the federal government and for state and local agencies, as well the recently completed investigation of our past stock option granting practices and related securities litigation. The Committee determined that the Retention Program should be established in order to retain these key executive officers through this difficult transition period for us.

The cash awards under the Retention Program vested over the course of fiscal 2007, with the last vesting date occurring on January 1, 2008, and were paid out in increments over this period. These awards were contingent only upon continued employment through the vesting period. If the executive officer’s employment terminated during fiscal 2007, the executive forfeited all subsequent payouts. The value of the award for each executive officer was determined at the recommendation of the chief executive officer based on an assessment of the retention risk for each executive officer and that individual’s impact on the organization.

The following table sets forth the awards and vesting periods for each of the named executive officers under this program.

Named Executive Officer	Vesting July 1, 2007	Vesting October 1, 2007	Vesting January 1, 2008		Total Possible Payments	Total Payments Received

Eric DeMarco	$220,000	$110,000	$220,000		$550,000	$550,000
Deanna Lund	114,375	57,188	114,375		285,938	285,938
James Edwards	81,000	40,500	81,000	(a)	202,500	121,500
D. Robin Mickle(b)	—	—	—		—	—
Laura Siegal	41,000	20,500	41,000		102,500	102,500

(a) Mr. Edwards’ employment with us terminated in November 2007; as a result, he was not eligible to receive this payment.

(b) Mr. Mickle was not eligible to participate in the Retention Program.

In April 2008, the Committee considered the factors identified above and determined to continue the Retention Program for fiscal 2008, with cash bonuses to vest on July 1, 2008, October 1, 2008 and January 1, 2009, for the same executive officers and at the same compensation level as 2007.

Annual Cash Bonus Awards

In addition to base salary, we have in the past provided executive officers and other key managers the opportunity to receive incentive compensation in the form of annual discretionary bonuses of cash based upon the achievement of certain individual and company performance objectives during the fiscal year. Typically, target cash bonus awards are based upon a percentage of the executive’s salary and range from 25% to 100% of the executive officer’s salary. In determining the appropriate level of target bonus for each officer, the Committee considers the recommendation of the chief executive officer and other information collected from public sources for similar positions at peer companies. Under the bonus plan, each executive typically received 50% of his or her target bonus amount if the executive achieves specific individualized operational objectives and the other 50% if we achieved certain financial targets for the fiscal year, which typically include targets related to some combination of earnings per share, EBITDA, cash flow, revenues and gross profits. If the financial metrics fell within a certain specified range (with the target metric at the high end of the range), then the executive would typically receive a pro rata percentage of their bonus target based on linear interpolation between the bottom and top of the range. Generally, the executive would not receive any of the company performance-based portion of the target bonus if the financial metrics fall below the bottom of the range.

The Committee retains wide discretion to interpret the terms of the cash bonus plan and to identify the extent to which an individual’s performance objectives have been met in any particular fiscal year. The Committee also retains the right to exclude extraordinary charges or other special circumstances in determining whether the objectives were met during any particular fiscal year and may decide to grant 100% of the targeted cash bonus award even if our earnings per share do not fall within the specified range, based upon an evaluation of business conditions and industry trends. In addition, the Committee may approve cash bonuses outside of the cash bonus plan. For example, the Committee may approve bonus awards in connection with an executive officer’s efforts and accomplishments with respect to our strategic initiatives and milestones, and such bonus awards may overlap with or be in addition to bonus awards under the cash bonus plan.

Mr. Mickle, who serves as president of our Kratos Government Services division, was the only named executive officer eligible to participate in the above cash bonus award plan for fiscal 2007. Under the plan, Mr. Mickle was eligible to receive up to a maximum of $110,000, or 50% of his annual salary. He was eligible to receive up to 25% of his annual target bonus amount if he achieved certain individualized performance targets including improvement in identifying, winning and retaining new business through implementation of better processes, improvement of program management, aggressive management of overhead and utilization rates, limitation of unallowable usage compared to budgets, improvement of voluntary retention, improvement of division proposal skills, and support of corporate initiatives, and 75% of his annual target bonus amount if the company achieved certain financial targets such as earnings per share goals and the Kratos Government Services division achieved certain EBIT, revenue, win rate, and cash collection goals.  In April 2008, Mr. Mickle received a cash payment equal to $92,000 under the cash bonus award plan for fiscal 2007.

As described in more detail above, for fiscal 2007, the Committee did not establish a cash bonus award plan for our other named executive officers. Instead, these annual cash bonus awards were replaced for fiscal 2007 by the cash awards under the Retention Program described above for all named executive officers other than Mr. Mickle. As a result, Mr. DeMarco, Ms. Lund and Ms. Siegal did not participate in the cash bonus award plan in 2007. As described above, the Committee expects to continue the Retention Program for these executive officers in 2008, and expects to reestablish a cash bonus award plan for all executive officers consistent with prior year plans for fiscal 2009.

Equity Compensation

We believe that equity ownership by its executive officers provides important incentives to make decisions and take actions that maximize long-term stockholder value. The Committee develops its equity award determinations based on its judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, provide sufficient incentive to build stockholder value and align the interests or executive officers with its stockholders, and are sufficient to retain, motivate and adequately award each of its executives. This judgment is based in part on information provided by reviewing the equity compensation practices of companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives.

We grant equity compensation to our executive officers and other employees under our Equity Plans. Most initial option grants currently vest over a four year period from the date of grant, with 25% vesting on the first anniversary of the date of grant and the balance vesting monthly over a three year period. Subsequent option grants to employees with over one year of service vest on a monthly basis over a four year period. Our stock options have a 10-year contractual term. Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of FASB Statement 123R. In addition, as of April 1, 2008, our employees, including our executive officers, were able to purchase shares of our common stock under our 1999 Employee Stock Purchase Plan.

The Committee reviews and approves all grants made to its officers under the Equity Plans and in connection with the initial hiring, promotions, extraordinary achievements or compensation adjustments. In addition to these factors, the size and timing of grants are generally subject to policies established by the Committee regarding the position of the grantee within the company, the overall number of options actually granted to the optionee in the past and the extent of vesting of prior grants. In general, the option grants are also subject to post-termination and change in control provisions. In January 2007, for various business reasons, we generally discontinued the use of stock options as a form of equity compensation and instead began to issue restricted stock units on a limited basis. No options were granted to executive officers during fiscal 2006 or 2007.

On December 28, 2006, our Board of Directors approved the acceleration of vesting of all unvested options to purchase shares of our common stock issued prior to June 30, 2006 held by our employees and directors under the 1999 Equity Incentive Plan and 2000 Nonqualified Stock Option Plan. The acceleration was effective as of December 29, 2006. Executive officers held options to purchase 687,000 shares at a weighted average exercise price of $6.28 per share.

Beginning in fiscal 2007, the Board adopted a policy of equity ownership to our executive officers through restricted stock units. These restricted stock units vest at the earlier of (i) ten years from the date of grant, (ii) upon a change in control of the company, or (iii) upon termination of employment without cause. Consistent with its belief that equity ownership by executive officers provides important incentives to make decisions and take actions that maximize long-term stockholder value, on January 30, 2007, the Committee granted restricted stock unit awards to named executive officers, as follows:

•                  Eric M. DeMarco: 987,500 shares

•                  Deanna Lund: 200,000 shares

•                  James R. Edwards: 170,000 shares

•                  D. Robin Mickle: 75,000 shares

•                  Laura L. Siegal: 45,000 shares

In view of the significant challenges facing us related primarily to legacy issues which pre-date the current management team, on March 26, 2007, the Committee granted restricted stock unit awards as a retention tool as follows:

•                  Eric M. DeMarco: 493,750 shares

•                  Deanna Lund: 100,000 shares

•                  James R. Edwards: 85,000 shares

•                  Laura L. Siegal: 22,500 shares

In connection with the termination of Mr. Edwards’ employment in November 2007, 100% of his above restricted stock unit awards vested in their entirety.

In addition, on January 4, 2008, the Committee granted additional restricted stock unit awards as follows:

•                  Eric M. DeMarco: 450,000 shares

•                  Deanna Lund: 100,000 shares

•                  Laura L. Siegal: 22,500 shares

Deferred Compensation Plan

In fiscal 2007 and in prior years we have provided our executive officers and other eligible highly compensated employees with the opportunity to defer up to 80% of their cash compensation derived from base salary, bonus awards and/or commissions pursuant to a nonqualified deferred compensation plan (“Deferred Compensation Plan”). The deferrals reduce a participant’s current taxable income and allow the participant to accumulate savings on a tax deferred basis. In addition, we may, in our sole and absolute discretion, make annual discretionary contributions, including matching contributions, to the Deferred Compensation Plan. To date, we have not made any such contributions. Deferrals and contributions (if applicable) are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by a Committee or by an administrator appointed by the Committee to administer the Deferred Compensation Plan. Generally, all distributions under the Deferred Compensation Plan will be made in a single lump sum, although participants that terminated their employment as a result of retirement may elect to receive distributions in annual installments.

In December 2007, the Committee determined to “freeze” the plan such that no new deferral elections will be permitted after December 31, 2007. Irrevocable deferral elections that have already been made will continue in effect for compensation for services performed in 2007 that would otherwise be payable in 2008. On December 1, 2008 any remaining account balances will be distributed to participants in a single lump sum.

Executive Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and
401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers. It is generally our policy not to extend significant perquisites to executives that are not available to employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to executives.

Change in Control and Severance Benefits

Pursuant to an employment agreement with Mr. DeMarco and change in control agreements with Ms. Lund and Ms. Siegal, we provide these officers the opportunity to receive additional compensation and benefits in the event of severance or change in control. Severance and change in control provisions are summarized below in “Employment Agreements; Potential Payments upon Termination or Change in Control.” The Committee’s analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings.  We believe our arrangements with our executive officers are reasonable.

FISCAL YEAR 2007 SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Award(s) ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total Compensation ($)
Eric M. DeMarco President and Chief Executive Officer	2007 2006	440,000 373,465	— 200,000	295,466 —	— 1,988,385	550,000 —	12,750 12,750	(4)(4)	1,298,216 2,574,600
Deanna Lund Senior Vice President and Chief Financial Officer	2007 2006	305,000 261,767	— 82,500	59,841 —	— 550,716	285,938 —	— —		650,779 894,983
James R. Edwards(5) Former Senior Vice President, General Counsel and Secretary	2007 2006	270,000 234,215	— 72,000	584,800 —	— 467,187	121,500	— —		976,300 773,402
D. Robin Mickle President, Kratos Government Solutions	2007 2006	220,000 206,054	— —	16,231 —	— 470,382	92,000 51,250	— —		328,231 727,686
Laura L. Siegal Vice President, Corporate Controller and Acting Secretary	2007 2006	205,000 181,118	— 37,000	13,464 —	— 120,602	102,500 —	— —		320,964 338,720

(1)	Represents discretionary cash bonus awarded by the Committee.
(2)

The amounts shown in columns (e) and (f) represent the compensation costs of restricted stock unit awards and stock options for financial reporting purposes for fiscal years 2006 and 2007 under FAS 123(R), rather than an amount paid to or realized by the named executive officer. A discussion of the relevant fair value assumptions is set forth in note 18 to our consolidated financial statements included in our 2007 Annual Report on Form 10-K. We caution that the amount ultimately realized from the restricted stock unit awards and option awards will likely vary based on a number of factors, including the company’s actual operating performance, stock price fluctuations and the timing of exercises (in the case of options only) and sales.

(3)

Represents payments under the cash bonus plan and retention cash bonus plan to named executive officers earned in 2007 and paid in 2007 and 2008 as described in further detail above. Annual cash bonus awards under the cash bonus plan are typically paid based on the achievement of certain individual and company performance objectives approved by the Committee as described in further detail above. For fiscal 2007, the chief executive officer, not the Committee, determined individualized and company performance objectives for Mr. Mickle’s cash bonus award. However, the Committee evaluated whether Mr. Mickle achieved his individualized performance objectives and approved the payment of his bonus under the cash bonus plan.

(4)	Represents the taxable income attributable to Mr. DeMarco for his use of a company automobile in the referenced fiscal year.
(5)	Mr. Edwards’ employment with us terminated in November 2007.

FISCAL YEAR 2007 GRANTS OF PLAN-BASED AWARDS

(a)		(b)	(c)	(d)	(e)	(i)	(l)
						All Other Stock Awards:	Grant Date Fair Value of Stock
			Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)			Number of Shares of	and Option
Name	Approval Date	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)(2)	Awards ($)(3)
Eric M. DeMarco	1/10/2007 2/28/2007	1/30/2007 3/26/2007 7/1/2007 10/1/2007 1/2/2008	— — —	— — 220,000 110,000 220,000	— — —	987,500 493,750	2,330,500 1,066,500
Deanna H. Lund	1/10/2007 2/28/2007	1/30/2007 3/26/2007 7/1/2007 10/1/2007 1/2/2008	— — —	— — 91,500 45,750 91,500	— — —	200,000 100,000	472,000 216,000
James R. Edwards(4)	1/10/2007 2/28/2007	1/30/2007 3/26/2007 7/1/2007 10/1/2007	— —	— — 81,000 40,500	— —	170,000 85,000	401,200 183,600
D. Robin Mickle	1/10/2007	1/30/2007 N/A	0	100,000	110,000	75,000	177,000
Laura L. Siegal	1/10/2007 2/28/2007	1/30/2007 3/26/2007 7/1/2007 10/1/2007 1/2/2008	— — —	— — 41,000 20,500 41,000	— — —	45,000 22,500	106,200 48,600

(1)

Amounts shown in columns (d) are the estimated possible payouts for fiscal year 2007 under the Retention Program set forth above for Mr. DeMarco, Ms. Lund, Mr. Edwards and Ms. Siegal, and under the annual cash bonus program for Mr. Mickle, based on certain assumptions. The actual bonuses awarded to the named executive officers for the 2007 fiscal year are reporting in the Fiscal Year 2007 Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

(2)	Amounts shown in column (i) represent restricted stock unit awards to the named executive officers in fiscal year 2007 as more fully described above.
(3)	Amounts shown in column (l) represent the FAS 123(R) “fair value” of such Restricted Stock Unit Awards to the named executive officers on the date of grant.
(4)	Mr. Edwards’ employment with us terminated in November 2007.

We did not grant any equity based awards under incentive compensation plans to any named executive officers during the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(a)	(b)	(e)		(f)	(g)	(h)
					Stock Awards
Option Awards Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)		Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)(9)	Market Value of Shares or Units of Stock That Have Not Vested ($)(10)
Eric M. DeMarco	1,250,000 500,000 225,000	6.19 6.05 5.38	(3) (8) (8)	11/17/2013 8/18/2014 8/9/2015	1,481,250	3,480,937
Deanna Lund	200,000 100,000 100,000	6.19 6.05 5.38	(4) (8) (8)	4/20/2014 8/18/2014 8/9/2015	300,000	705,000
James R. Edwards(11)	—	—			—	—
D. Robin Mickle	40,000 10,000 100,000	6.19 5.90 5.43	(5) (8) (8)	4/12/2015 9/29/2015 12/20/2015	75,000	176,250
Laura L. Siegal	5,088 36,000 20,000 18,000 8,500 35,000	4.47 4.23 6.19 6.19 6.05 5.38	(6) (6) (7) (7)	10/1/2011 4/30/2012 5/23/2013 10/2/2013 8/19/2015 8/9/2015	67,500	158,625

(1)	All options listed are fully vested and exercisable.
(2)	Expiration date assumes that optionee remains in service of the company through the full term of the stock option grant.
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

(4)

Represents option shares originally granted to Ms. Lund on April 20, 2004 with respect to which the vesting was accelerated on May 18, 2005 pursuant to the Compensation Committee’s determination to accelerate the vesting on all outstanding and unvested stock options held by employees, officers and directors of the company with an exercise price of more than $10.00 per share. These options were cancelled and re-issued on December 30, 2005 as part of a repricing of all outstanding employee stock options that were originally granted at exercise prices greater than 120% of the company’s closing stock price on the Nasdaq Global Select Market on December 30, 2005.

(5)

Represents option shares granted to Mr. Mickle on April 12, 2005, which options were cancelled and re-issued on December 30, 2005 as part of a repricing of all outstanding employee stock options that were originally granted at exercise prices greater than 120% of the company’s closing stock price on the Nasdaq Global Select Market on December 30, 2005. The vesting of these options was subsequently accelerated on December 31, 2006 when the Board of Directors approved the acceleration of vesting on all outstanding options issued prior to June 30, 2006 under our 1999 Equity Incentive and 2000 Nonqualified Stock Option Plans.

(6)

Represents option shares that were originally granted to Ms. Siegal on May 23, 2003 with respect to which the vesting was accelerated on September 19, 2005 pursuant to the Compensation Committee’s determination to accelerate the vesting on all outstanding and unvested stock options held by employees, officers and directors of the company with an exercise price of more than $8.00 per share. The option was cancelled and re-issued on December 30, 2005 as part of a repricing of all outstanding employee stock options that were originally granted at exercise prices greater than 120% of the company’s closing stock price on the Nasdaq Global Select Market on December 30, 2005.

(7)

Represents option shares originally granted to Ms. Siegal on October 2, 2003, with respect to which the vesting was accelerated on May 18, 2005 pursuant to the Compensation Committee’s determination to accelerate the vesting on all outstanding and unvested stock options held by employees, officers and directors of the company with an exercise price of more than $10.00 per share. The option was cancelled and re-issued on December 30, 2005 as part of a repricing of all outstanding employee stock options that were originally granted at exercise prices greater than 120% of the company’s closing stock price on the Nasdaq Global Select Market on December 30, 2005.

(8)

Represents option shares granted to Ms. Lund, Ms. Siegal and Messrs. DeMarco and Mickle with respect to which the vesting was subsequently accelerated on December 29, 2006, when the Board of Directors approved the acceleration of vesting of all outstanding options issued prior to June 30, 2006 under the 1999 Equity Incentive and 2000 Nonqualified Stock Option Plans.

(9)

Amounts listed in column (g) reflect restricted stock unit awards to the named executive officers outstanding at December 31, 2007 as described more fully above, including 987,500 shares for Mr. DeMarco, 200,000 shares for Ms. Lund, 45,000 shares for Ms. Siegal and 75,000 shares for Mr. Mickle, all of which vest at the earlier of (a) 10 years from the date of grant; (b) upon a change in control of the issuer; or (c) upon termination of employment without cause, and 493,750 shares for Mr. DeMarco, 100,000 shares for Ms. Lund and 22,500 shares for Ms. Siegal, all of which vest at the earlier of (a) 10 years from the date of grant; (b) upon a change in control of the issuer; or (c) upon termination of employment without cause, except in the case of voluntary termination of employment within the first two years from date of grant.

(10)

Amounts listed in column (h) represent the aggregate market value of the unvested restricted stock units awards held by the named executive officers as of December 31, 2007 based on the closing price of a share of our common stock of $2.35 on December 31, 2007.

(11)	All restricted stock unit awards vested in connection with the termination of Mr. Edwards’ employment with us in November 2007.

FISCAL YEAR 2007 OPTION EXERCISES AND STOCK VESTED

None of the named executive officers acquired any shares of our common stock through the exercise of stock options during the fiscal year ended December 31, 2007.

The following table shows stock vested for the named executive officers during the fiscal year ended December 31, 2007:

(a)	(d)	(e)
Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Eric M. DeMarco	—	—
Deanna Lund	—	—
James R. Edwards(1)	255,000	586,500
D. Robin Mickle	—	—
Laura L. Siegal	—	—

(1)	All of Mr. Edwards’ Restricted Stock Unit Awards became fully vested and were released in connection with the termination of his employment with us in November 2007.

NON-QUALIFIED DEFERRED COMPENSATION

Pursuant to the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), certain employees, including the named executive officers, may defer up to eighty percent (80%) of their cash compensation derived from base salary, bonus awards and/or commissions. The deferrals reduce a participant’s current taxable income and allow the participant to accumulate savings on a tax deferred basis. In addition, we may, in our sole and absolute discretion, make annual discretionary contributions to the Deferred Compensation Plan on behalf of participants, including matching contributions. To date, we have not made any contributions to the Deferred Compensation Plan.

Deferrals, and company contributions, if applicable, are adjusted for gain or loss based on the performance of one or more investment options selected solely by the participant from time to time from among investment funds chosen by a Plan Committee appointed by the Compensation Committee to administer the Deferred Compensation Plan. Generally, all distributions under the Deferred Compensation Plan will be made in a single lump sum, although participants that terminate their employment as a result of their retirement may elect to receive distributions in annual installments.  We may, in our sole discretion, suspend or terminate the Deferred Compensation Plan or revise it in any respect whatsoever; provided, however, that no such action may reduce amounts credited to deferral accounts and such accounts will continue to be owed to the participants or beneficiaries.  As more fully described above, the Deferred Compensation Plan has been “frozen” such that no new deferral elections will be permitted after December 31, 2007.

The following table provides information on compensation deferred by the named executive officers, including earnings on our Deferred Compensation Plan, for the fiscal year ended December 31, 2007.

(a)	(b)	(d)	(e)	(f)
Name	Executive Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(2)
Eric M. DeMarco	134,615	10,427	—	151,373
Deanna Lund	31,442	1,923	—	26,908
James R. Edwards	19,098	468	—	14,163
D. Robin Mickle	11,369	1,230	—	14,754
Laura L. Siegal	2,700	371	—	6,606

(1)          The amounts in this column are also included in the Fiscal Year 2007 Summary Compensation Table.

(2)          Of the totals in this column, the following totals have previously been reported in the Summary Compensation Table for this year, and for 2006:

Name	2007 ($)	2006 ($)	Total ($)
Eric M. DeMarco	134,615	91,731	226,346
Deanna Lund	31,442	25,096	56,538
James R. Edwards	19,098	6,490	25,588
D. Robin Mickle	11,369	10,226	21,595
Laura L. Siegal	2,700	0	2,700

EMPLOYMENT AGREEMENTS; POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In addition to other compensation arrangements described elsewhere in this proxy statement, we have entered into agreements with four of the named executive officers herein as follows:

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

If Mr. DeMarco had been terminated on December 31, 2007 without cause or in connection with a change in control, he would have received the following benefits under his employment agreement: (i) a lump sum payment of $2,970,000, equal to three times his current base salary and three times his target bonus potential for the year, (ii) the accelerated vesting of his restricted stock unit awards with an aggregate market value on December 31, 2007 of $3,987,450, (iii) continued participation by Mr. DeMarco and his family in the company’s group health insurance benefits on the same terms as during his employment until the earlier of one year following his termination or procurement of health care coverage through another employer, provided that if the company’s insurance carrier will not allow for such benefits continuation the company shall pay the premiums required to continue Mr. DeMarco’s group health care coverage during the period under the applicable provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), with an aggregate annual cost of $16,512.

Under Mr. DeMarco’s agreement, a change in control is deemed to have occurred in the event of any one of the following occurrences: (i) the acquisition by an individual person or entity or a group of individuals or entities acting in concert, directly or indirectly, through one transaction or a series of related transaction, of more than 50% of the company’s outstanding voting securities; (ii) a merger or consolidation of the company with or into another entity after which the company’s stockholders immediately prior to such transaction hold less than 50% of the voting securities of the surviving entity; (iii) a sale of all or substantially all of the company’s assets; or (iv) the change in the majority of the Board of Directors pursuant to a successful hostile proxy contest.

On March 28, 2005, we entered into Change in Control Agreement with Ms. Lund, which was subsequently amended and restated on March 28, 2006. The term of this agreement provide that upon a change in control of the company, Ms. Lund shall be entitled to accelerated vesting of 50% of all of her outstanding and unvested stock options and any applicable stock appreciation rights. Upon the one-year anniversary of a Change in Control or a Triggering Event (as defined below), whichever occurs first, all remaining unvested stock options and applicable stock appreciation rights shall be fully vested. Additionally, in the event of a termination without cause Ms. Lund shall be entitled to accelerated vesting of 100% of her outstanding and unvested stock options and any applicable stock appreciation rights.

The Change in Control Agreement also provides for severance payments to Ms. Lund as follows: (i) if Ms. Lund is terminated without cause, she is entitled to (A) severance compensation equal to one year of her base salary then in effect, (B) continuation of her then current health insurance coverage at the same cost to her as prior to termination for a period of one year following termination, and (C) the vesting of any then unvested stock options held by her or (ii) if she voluntarily resigns after a change in control as a result of a material change in the nature of her role or job responsibilities or the relocation of her principal place of work to a location more than 30 miles from her work location immediately prior to the change in control each of which we refer to as a (“Triggering Event”), she is entitled to: (A) severance compensation, equal to two years of her base salary then in effect, plus her maximum bonus amount for two years and (B) continuation of her then current health insurance coverage at the same cost to her as prior to termination for a period of two years following termination or resignation.

A change in control is deemed to have occurred in the event of (i) the acquisition by an individual person or entity or a group of individuals or entities acting in concert, directly or indirectly, through one transaction or a series of transactions, of more than 50% of the outstanding voting securities of the company; (ii) a merger or consolidation of the company with or into another entity after which the stockholders of the company immediately prior to such transaction hold less than 50% of the voting securities of the surviving entity; (iii) any action or event that results in the Board of Directors consisting of fewer than a majority of Incumbent Directors (“Incumbent Directors” shall mean directors who either (A) are directors of the company as of the date of the Change in Control Agreements, or (B) are elected or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination); or (iv) a sale of all or substantially all of the assets of the company.

Under her change in control agreement, if Ms. Lund had been terminated without cause on December 31, 2007, she would have received the following benefits: (i) severance compensation equal to one year of her base salary then in effect, in the amount of $305,000 and (ii) continuation of her then current health insurance coverage at the same cost to her as prior to her termination for a period of one year following termination with an aggregate annual cost of $4,882, and the accelerated vesting of her restricted stock unit awards with an aggregate market value on December 31, 2007 of $705,000. If Ms. Lund had voluntarily resigned on December 31, 2007 following a Triggering Event and a Change in Control she would have received the following benefits: (i) severance compensation equal to two years of her base salary then in effect, in the amount of $610,000 (ii) continuation of her then current health insurance coverage at the same cost to her as prior to her termination for a period of two years following termination totaling $9,764, and (iii) the accelerated vesting of her restricted stock unit awards with an aggregate market value on December 31, 2007 of $705,000.

Mr. Edwards’ employment with the Company terminated in November 2007. Mr. Edwards had previously entered into a change in control agreement with the company. However, in connection with the termination of his employment, we and Mr. Edwards agreed that Mr. Edwards would receive (i) $23,876 per month for 12 months in exchange for providing outside consulting services to us and (ii) pursuant to the terms and conditions of his restricted stock unit award agreements, the accelerated vesting of such restricted stock unit awards. The former change in control agreement was terminated and Mr. Edward has no rights under that agreement. No payments under the terms of that agreement were made in 2007 or will be made in the future.

On July 12, 2007, we entered into a change in control agreement with Ms. Siegal providing that, upon a change of control Ms. Siegal shall be entitled to (i) the immediate vesting of 50% of all stock options and any applicable stock appreciation rights granted to Ms. Siegal that remain unvested as of the date of the change in control and (ii) the vesting of the remaining stock options and stock appreciation rights on the earlier of the one year anniversary date of the change of control or the termination of, or resignation by, Ms. Siegal as a result of certain triggering events following the change in control.

In addition, if following a change of control Ms. Siegal is terminated without cause, Ms. Siegal shall be entitled to receive a severance payment equal to nine months of her base salary and, if needed, her then current health insurance coverage at the then current employee cost during the nine month period following such termination. If Ms. Siegal resigns from the Company as a result of certain triggering events following a change in control, Ms. Siegal is entitled to receive a severance payment equal to nine months of her base salary plus her maximum bonus amount for such nine month period and, if needed, her then current health insurance coverage at the then current employee cost during the nine month period following such resignation. Further, in the event that Ms. Siegal is terminated without cause, Ms. Siegal is entitled to the immediate vesting of 100% of all stock options and stock appreciation rights granted to Ms. Siegal as of the date of such termination.

Under her change in control agreement, if Ms. Siegal had been terminated without cause on December 31, 2007, she would have received the following benefits: (i) severance compensation equal to nine months of her base salary then in effect, in the amount of $153,750 (ii) continuation of her then current health insurance coverage at the same cost to her as prior to her termination for a period of nine months following termination totaling $1,229 and (iii) the accelerated vesting of her restricted stock unit awards with an aggregate market value on December 31, 2007 of $158,625. If Ms. Siegal had voluntarily resigned on December 31, 2007 following a Triggering Event and a Change in Control she would have received the following benefits: (i) severance compensation equal to nine months of her base salary then in effect in the amount of $153,750 (ii) continuation of her then current health insurance coverage at the same cost to her as prior to her termination for a period of nine months following termination totaling $1,229, and (iii) the accelerated vesting of her restricted stock unit awards with an aggregate market value on December 31, 2007 of $158,625.

DIRECTOR COMPENSATION

The following quarterly retainer and committee fees were payable to our non-employee directors during the fiscal year ended December 31, 2007:

Quarterly Retainer	$3,500
Audit Committee Chair	$3,000
Audit Committee Chair Regular Meeting Fee	$2,000
Audit Committee Chair Calls	$1,000
Other Audit Committee Matters	$1,000 to $4,000 (as determined by Board Chairman)
Committee Chair Retainer	$1,000
Board Meetings	$4,000
Board Conference Calls	$2,000
Committee Meetings	$1,000
Committee Conference Calls	$500
Annual Restricted Stock Unit Award	10,000 shares

All fees are paid quarterly in arrears.

The directors’ compensation schedule was approved by the Board of Directors on June 2, 2004 upon recommendation of the Compensation Committee and was modified on November 18, 2004 with respect to Audit Committee and Audit Committee Chair fees in light of the increased responsibilities of the Audit Committee as a result of the Sarbanes-Oxley Act. Additionally, in February 2005 the Board of Directors approved a Non-Management Directors Stock Fee Program whereby our non-management directors may elect to receive all or a portion of their fees in shares of our common stock. Further, in July 2005, the Board of Directors approved a Non-Management Directors Stock Option Fee Program similar to the Non-Management Directors Stock Fee Program, whereby our non-management directors may elect to receive all or a portion of their accrued directors’ fees in the form of a fully-vested stock option grant. If elected under either of these plans, the common stock, or the exercise price of the stock option grant, each such director shall receive, is valued based on the closing trading price of our common stock on the trading day immediately preceding the regularly scheduled Board of Directors meeting for the respective quarter in which the directors fees are being paid. Additionally, on December 21, 2006, our Board of Directors approved a change in the stock component of director compensation to restricted stock unit awards and provided for an annual restricted stock unit award of 10,000 shares to each non-employee director.  Our directors also receive reimbursement for all out-of-pocket expenses related to their duties, including, but not limited to, travel, car rental and lodging fees.

The following table sets forth the fees paid to non-employee members of our Board of Directors for the fiscal year ended December 31, 2007:

(a)	(b)	(c)	(d)		(j)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Total ($)

Scott I. Anderson	75,000	5,411	—		80,411
Bandel L. Carano	—		22,672	(2)	22,672
William A. Hoglund	53,000	5,411	—		58,411
Scot B. Jarvis	61,000	5,411	—		66,411

(1)

The amounts shown in columns (c) and (d) represent the compensation costs of restricted stock unit awards and stock options for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by our directors. A discussion of the relevant fair value assumptions is set forth in note 18 to our consolidated financial statements included in our 2007 Annual Report on Form 10-K. We caution that the amount ultimately realized from the stock and option awards will likely vary based on a number of factors, including our actual operating performance, stock price fluctuations and the timing of exercises (in the case of options only) and sales.

(2) Includes fully vested stock options granted to Mr. Carano in lieu of accrued Directors Fees as follows:
(a)

February 28, 2007, stock option to purchase 5,925 shares of common stock granted at $2.11/share in lieu of $12,500 accrued Directors Fees, which option is fully vested, has an exercise price of $2.11 per share and expires on February 28, 2017.

(b)

May 16, 2007, stock option to purchase 2,555 shares of common stock granted at $1.37/share in lieu of $3,500 accrued Directors Fees, which option is fully vested, has an exercise price of $3.69 per share and expires on May 16, 2017;

(c)

September 5, 2007, stock option to purchase 3,833 shares of common stock granted at $2.74/share in lieu of $10,500 accrued Directors Fees, which option is fully vested, has an exercise price of $2.74 per share and expires on September 5, 2017; and

(d)

November 14, 2007, stock option to purchase 2,392 shares of common stock granted at $2.30/share in lieu of $5,500 accrued Directors Fees, which option is fully vested, has an exercise price of $2.30 per share and expires on November 14, 2017.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2007, the following individuals served as members of the Compensation Committee: Bandel L. Carano, Scot B. Jarvis and William A. Hoglund.  None of the foregoing individuals has ever served as an officer or employee of the Company or any of its subsidiaries.  No executive officer of the Company has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

THE COMPENSATION COMMITTEE
Bandel L. Carano
Scot B. Jarvis
William A. Hoglund

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following tables show stock ownership information as of April 8, 2008 with respect to beneficial ownership of our common stock and Series B Convertible preferred stock by each person known to us to be the beneficial owner of more than 5% of such stock. As of April 8, 2008, there were 78,998,922 shares of common stock and 10,000 shares of Series B preferred stock issued and outstanding.

Information with respect to beneficial owners of more than 5% of the common stock is based upon the most recent Schedule 13G or 13D these owners have filed with SEC.

	Beneficial Ownership(1) Common Stock			Series B Convertible Preferred Stock		Common Shares On An As-Converted Basis
Identity of Owner or Group	Shares		% Ownership	Shares	% Ownership	Shares	% Ownership
T. Rowe Price 100 E. Pratt Street Baltimore, MD 21202	7,656,005	(2)	9.69%	—	—	7,656,005	9.57%
State of Wisconsin Investment Board P.O. Box 7842 Madison, WI 53707	7,397,886		9.36%	—		7,397,886	9.25%
Massih Tayebi BridgeWest LLC 4350 La Jolla Village Drive, Suite 450 San Diego, CA 92121	5,554,898	(3)	7.03%	—		5,554,898	6.94%
Masood Tayebi BridgeWest LLC 4350 La Jolla Village Drive, Suite 450 San Diego, CA 92121	5,749,185	(4)	7.28%	—	—	5,749,185	7.19%

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 8, 2008 through the exercise of any stock option or other right. The inclusion of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit from, such shares. Applicable percentages are based on 78,998,922 shares of common stock, and 10,000 shares of Series B convertible preferred stock outstanding on April 8, 2008.

(2)

These securities are owned by various individual and institutional investors, which Price Associates serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3)	Does not include 52,762 shares held by spouse of Massih Tayebi. Massih Tayebi disclaims beneficial ownership of such shares.
(4)

Includes 5,749,185 shares held directly by Masood K. Tayebi or over which Dr. Tayebi has sole voting power. Excludes: 404,693 shares held directly by Dr. Tayebi’s spouse; 2,000,000 shares held in a revocable living trust of which Dr. Tayebi’s spouse is trustee; and 646,137 shares held in a grantor retained annuity trust of which Dr. Tayebi’s spouse is trustee. Dr. Tayebi disclaims beneficial ownership of all such shares.

Security Ownership of Directors and Executive Officers

The following table shows the amount of our common stock and Series B convertible preferred stock beneficially owned by (i) each of our directors, (ii) each of the named executive officers in the Summary Compensation Table, and (iii) our current directors and executive officers as a group. All information in the following table is presented as of April 8, 2008. Unless otherwise indicated in the table set forth below, each person named below has an address in care of our principal executive offices.

	Beneficial Ownership(1) Common Stock			Series B Convertible Preferred Stock		Common Shares On An As-Converted Basis
Identity of Owner or Group	Shares		% Ownership	Shares	% Ownership	Shares	% Ownership
Directors
Scott I. Anderson c/o Cedar Grove Investments, LLC 3825 Issaquah Pine Lake Road Sammamish, WA 9807	734,012	(2)	*	—	—	734,012	*
Bandel L. Carano Oak Investment Partners 525 University Avenue, Suite 1300 Palo Alto, CA 94302	5,547,434	(3)	7.02%	—	—	5,547,434	6.93%
William A. Hoglund 434 35th Avenue Seattle, WA 98122	195,000	(5)	*	—	—	195,000	*
Scot B. Jarvis c/o Cedar Grove Investments, LLC 3825 Issaquah Pine Lake Road Sammamish, WA 9807	734,012	(6)	*	—	—	734,012	*
Officers
Eric M. DeMarco	2,032,949	(4)	2.57%	—	—	2,032,949	2.54%
Deanna Lund	407,615	(7)	*	—	—	407,615	*
James R. Edwards	7,251	(8)	*	—	—	7,251	*
Laura L. Siegal	130,881	(9)	*	—	—	130,881	*
D. Robin Mickle	155,823	(10)	*	—	—	155,823	*
All Current Directors and Officers as a Group (8 persons, does not include Mr. Edwards)	9,937,726		12.58%	—	—	9,937,726	12.42%
Total Shares Outstanding	78,998,922
Adjusted for Preferred Shares Conversion Series B
If Converted Additional Shares	1,000,000
Adjusted Common Shares (If Converted)	79,998,922

* Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13G filed with the Securities and Exchange Commission (the “SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 8, 2008 through the exercise of any stock option or other right. The inclusion of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial ownership of, or receives the economic benefit from, such shares. Applicable percentages are based on 78,998,922 shares of common stock, and 10,000 shares of Series B convertible preferred stock outstanding on April 8, 2008.

(2)	Includes 130,000 shares subject to options exercisable within 60 days of April 8, 2008.
(3)

Includes 149,546 shares subject to options exercisable within 60 days of April 8, 2008. Includes 2,554 shares of common stock held directly by Mr. Carano, 14,828 shares of common stock held by Oak Investment Partners VI, L.P., 346 shares of common stock held by Oak VI Affiliates Fund, L.P., 1,402,084 shares of common stock held by Oak Investment Partners IX, Limited Partnership, 14,942 shares of common stock held by Oak IX Affiliates Fund, Limited Partnership, 33,655 shares of common stock held by Oak IX Affiliates Fund-A, Limited Partnership, 48,597 shares held by Oak IX Affiliates, LLC, 3,808,026 shares of common stock held by Oak Investment Partners X, Limited Partnership, 61,123 shares of common stock held by Oak X Affiliates Fund, Limited Partnership. Bandel Carano is a general partner of Oak Investment Partners VI, L.P., Oak VI Affiliates Fund, L.P., Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak IX Affiliates, LLC, Oak Investment Partners X, L.P. and Oak X Affiliates Fund, L.P. Mr. Carano has indirect ownership of these shares and has shared power to vote and dispose of these shares. Mr. Carano disclaims beneficial ownership of the shares held by Oak Investment Partners VI, L.P., Oak VI Affiliates Fund, L.P., Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak IX Affiliates, LLC, Oak Investment Partners X, L.P. and Oak X Affiliates Fund, L.P.

(4)	Includes 7,949 shares held in our 401(k) Plan and 1,975,000 shares subject to options exercisable within 60 days from April 8, 2008.
(5)	Includes 195,000 shares subject to options exercisable within 60 days from April 8, 2008.
(6)	Includes 130,000 shares subject to options exercisable within 60 days from April 8, 2008.
(7)	Includes 7,615 shares held in our 401(k) Plan and 400,000 shares subject to options exercisable within 60-days from April 8, 2008.
(8)	Includes 7,251 shares held in our 401(k) Plan Mr. Edwards’ employment with the Company terminated in November 2007.
(9)	Includes 4,835 shares held in our 401(k) Plan and 122,588 shares subject to options exercisable within 60 days from April 8, 2008.
(10)	Includes 5,823 shares held in our 401(k) Plan and 150,000 shares subject to options exercisable within 60-days of April 8, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans as of December 31, 2007 is as follows (shares in thousands):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Shareholders(1)	7,019	$4.62	7,321	(3)
Equity Compensation Plans Not Approved by Shareholders(2)	1,318	$4.86	2,110

Total	8,337		9,431

(1)	Includes 1997 Stock Option Plan, 1999 and 2005 Equity Incentive Plan and 1999 Employee Stock Purchase Plan.
(2)	Includes 2000 Non-Statutory Stock Option Plan.
(3)	Includes 351,811 shares reserved for issuance under the Employee Stock Purchase Plan which was suspended in 2006.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeds $120,000 and in which any director, officer or beneficial holder of more than 5% of any class of voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Under its charter, the Audit Committee of the Board of Directors is charged with reviewing all potential related party transactions.  Our policy has been that the Audit Committee, which is comprised solely of independent, disinterested directors, then recommends such related party transactions to the entire Board for further review and approval. All such related party transactions are then required to be reported under applicable SEC rules. Otherwise, we have not adopted procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case-by-case basis.

Board Member Independence

The Board of Directors has determined that, except for Mr. DeMarco, all of the members of the Board of Directors are “independent” as independence is defined in the Nasdaq Stock Market qualification standards. Mr. DeMarco is not considered independent because he serves as our Chief Executive Officer.  During fiscal 2007, each Board member who served on a committee was independent in accordance with the independence standards of Nasdaq. Each of the members of the Compensation Committee is considered “independent” by the Board according to Nasdaq listing standards, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code, and a “non-employee” director pursuant to Section 16 of the Exchange Act.

Item 14.    Principal Accounting Fees and Services

	Fiscal 2006	Fiscal 2007

Audit Fees(1)	$3,045,734	$1,700,000
Audit-Related Fees(2)	$—	$587,000

(1)

Audit Fees consist of fees billed and expected to be billed for professional services rendered for the integrated audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees consist of fees billed and expected to be billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” General assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002, including approximately $270,000 related to the sale of our engineering division to LCCI and $326,000 related to the acquisition of Haverstick Consulting, Inc. for 2007.

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to the Audit Committee Chairperson. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(3)       Exhibits:

Exhibit Number	Description of Documents
3.1*	Amended and Restated Bylaws of the Company

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

*Replaces in its entirety the version of the Bylaws filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, an inaccurate version of which was filed due to an inadvertent administrative error.

INCORPORATION BY REFERENCE

To the extent that this Amendment No. 1 is incorporated by reference into any other filing by us under the Securities Act of 1993 or the Exchange Act, the section of this Amendment No. 1 entitled “Compensation Committee Report” to the extent permitted by the rules of the SEC will not be deemed incorporated, unless specifically provided otherwise in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2008

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

By:	/s/ ERIC M. DEMARCO

Eric M. DeMarco President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Documents
3.1*	Amended and Restated Bylaws of the Company

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

*Replaces in its entirety the version of the Bylaws filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 2008, an inaccurate version of which was filed due to an inadvertent administrative error.