Form 10-Q
period 2008-03-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2008-05-08
CIK 1069258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification No.)
4810 Eastgate Mall San Diego, CA 92121 (858) 812-7300 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2008 79,696,237 shares of the registrant's common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value and number of shares)
(Unaudited)

	December 31, 2007	March 30, 2008
Assets
Current assets:
Cash and cash equivalents	$8.6	$11.0
Restricted cash	—	0.3
Accounts receivable, net	77.0	79.3
Income taxes receivable	1.0	0.3
Prepaid expenses	7.4	7.4
Notes receivable	2.6	0.4
Other current assets	8.7	5.1
Current assets of discontinued operations	1.6	0.9

Total current assets	106.9	104.7
Property and equipment, net	6.9	6.6
Goodwill	194.5	196.7
Other intangibles, net	19.9	18.7
Investments in unconsolidated affiliates	0.3	0.3
Other assets	6.7	7.0
Non current assets of discontinued operations	0.1	0.1

Total assets	$335.3	$334.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22.7	$23.4
Accrued expenses	14.5	12.4
Accrued compensation	9.9	9.9
Billings in excess of costs and earnings on uncompleted contracts	10.9	9.8
Accrued contingent acquisition consideration	2.9	2.9
Income taxes payable	0.2	—
Accrual for unused office space	1.0	1.0
Other current liabilities	13.4	13.6
Current portion of long-term debt	2.6	2.6
Current portion of capital lease	0.1	0.1
Current liabilities of discontinued operations	5.3	4.5

Total current liabilities	83.5	80.2
Long-term debt, net of current portion	72.9	74.9
Accrual for unused office space, net of current portion	1.4	1.1
Capital lease, net of current portion	1.1	1.2
Deferred tax liabilities	2.0	2.2
Other liabilities	4.5	5.2
Non current liabilities of discontinued operations	2.7	2.1

Total liabilities	168.1	166.9

Commitments and contingencies (Notes 5, 9 and 13)
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 10,000 shares outstanding at December 31, 2007 and March 30, 2008 (liquidation preference $5.0 million)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 78,999,922 shares issued and outstanding at December 31, 2007 and March 30, 2008	—	—
Additional paid-in capital	412.7	414.6
Accumulated deficit	(245.5)	(247.4)
Accumulated other comprehensive loss	—	—

Total stockholders' equity	167.2	167.2

Total liabilities and stockholders' equity	$335.3	$334.1

See accompanying notes to unaudited consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 30, 2008
Revenues	$49.0	$68.2
Cost of revenues	41.7	55.6

Gross profit	7.3	12.6
Selling, general and administrative expenses	9.1	11.9
Stock option investigation and related fees	1.5	—

Operating income (loss)	(3.3)	0.7

Other income (expense), net:
Interest expense, net	—	(2.3)
Other income (expense), net	0.5	(0.4)

Total other income (expense), net	0.5	(2.7)

Loss before provision for income taxes	(2.8)	(2.0)
Provision for income taxes	0.2	0.5

Loss from continuing operations	(3.0)	(2.5)
Income (loss) from discontinued operations	(17.1)	0.6

Net loss	$(20.1)	$(1.9)

Basic loss per common share:
Loss from continuing operations	$(0.04)	$(0.03)
Income (loss) from discontinued operations	(0.23)	0.01

Net loss	$(0.27)	$(0.02)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.04)	$(0.03)
Income (loss) from discontinued operations	(0.23)	0.01

Net loss	$(0.27)	$(0.02)

Weighted average common shares outstanding:
Basic	73.9	79.0
Diluted	73.9	79.0

See accompanying notes to unaudited consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 30, 2008
Operating activities:
Net loss	$(20.1)	$(1.9)
Less income (loss) from discontinued operations	(17.1)	0.6
Loss from continuing operations	(3.0)	(2.5)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1.2	1.8
Deferred income taxes	0.1	0.2
Asset impairment charges and net loss on disposition of fixed assets	0.1	0.1
Stock-based compensation	0.1	0.2
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	4.9	(2.4)
Prepaid expenses	0.6	—
Other assets	(0.7)	3.4
Accounts payable	(4.5)	0.8
Accrued expenses	4.0	(2.2)
Accrued compensation	1.3	—
Accrued contingent acquisition consideration	0.1	—
Accrual for unused office space	(0.2)	(0.3)
Billings in excess of costs and earnings on uncompleted contracts	(1.0)	(1.1)
Income tax payable	(0.5)	0.5
Other liabilities	—	3.5

Net cash provided by operating activities from continuing operations	2.5	2.0

Investing activities:
Cash paid for acquisition, net of cash required	(0.1)	(3.0)
Increase in restricted cash	—	(0.3)
Proceeds from the disposition of discontinued operations	2.9	2.3
Capital expenditures	(0.7)	(0.3)

Net cash provided by (used in) investing activities from continuing operations	2.1	(1.3)

Financing activities:
Borrowings under line of credit	4.0	2.0
Repayment under line of credit	(4.0)	—
Repayment/increase of capital lease obligations	(0.1)	(0.1)

Net cash provided by (used in) financing activities from continuing operations	(0.1)	1.9

Net cash flows of continuing operations	4.5	2.6
Cash flows of discontinued operations
Operating cash flows	(1.2)	(0.2)
Investing cash flows	(0.7)	—

Net cash flows of discontinued operations	(1.9)	(0.2)

Net increase in cash and cash equivalents	2.6	2.4
Cash and cash equivalents at beginning of period	5.4	8.6

Cash and cash equivalents at end of period	$8.0	$11.0

See accompanying notes to unaudited consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

(a) Description of Business

        Kratos Defense & Security Solutions, Inc. ("Kratos" or "the Company") was initially incorporated under the name of Wireless Facilities, Inc. in the state of New York on December 19, 1994, commenced operations in March 1995, and was reincorporated in Delaware in 1998. Under its former name of Wireless Facilities, the Company historically conducted business in three segments: Wireless Network Services, Government Network Services and Enterprise Network Services. The Company was an independent, global provider of outsourced communications and security systems engineering and integration services for the wireless communications industry through its Wireless Network Services division ("WNS"), the U.S. government through its Government Network Services division ("GNS"), and enterprise customers through its Enterprise Network Services division ("ENS").

        In 2006 and 2007, the Company undertook a transformation strategy that culminated in the divestiture in 2007 of its wireless-related businesses and the Company has aggressively pursued business with the federal government, primarily the U.S. Department of Defense, through strategic acquisition. See Note 7, Acquisitions. The Company's divestiture of its European wireless engineering services business which was discontinued and held for sale in December 2006 was completed in March 2007. In addition, the Company's divestiture of its domestic wireless engineering services business was completed in June 2007 and the divestiture of its wireless deployment services business were completed in July 2007. Accordingly, the accompanying financial statements reflect the divestiture of the domestic wireless engineering services and wireless network deployment business and the results of operations through the date of divestiture are reflected as discontinued operations in the accompanying statements of operations.

        As a result of the divestiture of the Company's wireless related assets and businesses in 2007, the Company changed its name from Wireless Facilities, Inc to Kratos Defense & Security Solutions, Inc. on September 12, 2007. The name was changed to reflect the Company's revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies and reflects the Company's business going forward. Additionally, the former operating segments have been renamed as the Kratos Government Solutions ("KGS") segment, which includes all former government-related business formerly included in the GNS segment, and the Public Safety & Security ("PSS") segment, which includes all enterprise, commercial and other civilian business formerly included in the ENS segment. All previous financial statements prior to September 12, 2007 were issued under the Company's previous name, Wireless Facilities, Inc.

(b) Basis of Presentation

        The information as of March 30, 2008, and for the three months ended March 31, 2007 and March 30, 2008 is unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited annual consolidated financial statements for the year ended December 31, 2007, filed on Form 10-K on March 27, 2008 with the United States Securities and Exchange Commission ("SEC"). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(d) Fiscal Calendar

        In 2008, the Company changed its fiscal year end to the last Sunday of the year with interim fiscal periods ending on the last Sunday of the last calendar month of each quarter. For fiscal year 2007 the Company's year end was December 31 with fiscal periods ending on the last calendar day of the last month of each quarter.

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

        Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company's then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. If, in any period, we significantly increase or decrease our estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company's estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the quarter ended March 31, 2007 and March 30, 2008.

        Under the terms of substantially all of the Company's fixed price contracts, if a contract is terminated without proper cause by the customer, if the customer creates unplanned/unreasonable time delays, or if the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks are reflected in the Company's ongoing periodic assessment of the "total contract value" and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2007 and March 30, 2008 were $34.2 million and $38.4 million, respectively. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of December 31, 2007 and March 30, 2008, approximately $0.4 million and $0.6 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

(f) Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market and are included in other current assets in the accompanying consolidated balance sheets. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 31, 2007 and March 30, 2008, the Company had $2.1 million and $1.9 million, respectively, of inventories which were reflected in other current assets on the Consolidated Balance Sheets.

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

(h) Reclassifications

        Certain prior period amounts in the Consolidated Financial Statements have been reclassified to be consistent with the current period presentation.

(i) Liquidity

        The Company currently carries a significant amount of debt and as such, its ability to execute on additional business opportunities may be limited due to its existing borrowing capacity. In addition, given the relatively highly leveraged liquidity position, any down-turn in its operating earnings could impair its ability to comply with the financial covenants of its existing credit facility. If the Company anticipated a potential covenant violation, it would seek relief from its lenders. This relief would have some cost to the Company and such relief might not be on terms as favorable as those in its existing Credit Agreement. If the Company were to actually default due to its failure to meet the financial covenants of its Credit Agreement and inability to obtain a waiver from the lenders, the Company's Credit Agreement could require the Company to immediately repay all amounts then outstanding under the Credit Agreement and/or require the Company to pay interest at default rates per the Credit Agreement.

        In the event the Company was required to repay the amount outstanding under the existing credit facility, it would need to obtain alternative sources of financing to continue its operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

Note 2. Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008, and responses and recommendations were presented to the board on April 9, 2008. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company have adopted SFAS 159 as of January 1, 2008 and have elected not to measure any additional financial instruments or other items at fair value.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and any adjustments to an entity's deferred tax assets and uncertain tax positions that occur after the measurement period be recorded as a component of income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Additionally, SFAS 141 (R) is effective for changes to valuation allowances or acquired uncertain tax positions occurring after the effective date of SFAS 141 (R), where the acquisition date occurs prior to the effective date for SFAS 141 (R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on its financial statements; however, since the Company has significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. For additional discussion on deferred tax valuation allowances, refer to Note 10 to the Consolidated Financial Statements in our 2007 Annual Report filed on Form 10-K.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of its results of operations.

        In December 2007, the EITF issued Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement pursuant to the guidance in EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, mount and income statement classification of collaboration transactions between the parties. The Company is currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of its results of operations.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

Note 3. Stockholders' Equity

        The Company had the following three stock option plans under which shares were available for grant at March 30, 2008: the 1999 Equity Incentive Plan (the "1999 Plan"), the 2000 Non-Statutory Stock Option Plan (the "2000 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). In addition, the Company has a form of Restricted Stock Unit Agreement (the "RSU Agreement") to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Equity Incentive Plan (the "Plan").

        The following table summarizes the Company's Restricted Stock Unit activity:

(Shares in Thousands)	Restricted Stock Units (000's)	Weighted- Average Grant-Date Fair Value
Nonvested balance, beginning of period	2,156	$2.28
Grants	760	2.05
Payments	—	—
Cancellations/Forfeitures	—	—

Nonvested balance March 30, 2008	2,916	$2.22

        The following table shows the amounts recognized in the financial statements for the three months ended March 31, 2007 and March 30, 2008 for share-based compensation expense related to employees (in millions, except per share data). The share-based compensation expense for the three months ended March 31, 2007 and March 30, 2008 primarily relates to the grant of restricted stock units. In addition, for the three months ended March 31, 2007 and March 30, 2008, there was no incremental tax benefit from stock options exercised in the period.

	Three Months Ended March 31, 2007	Three Months Ended March 30, 2008
Cost of revenues	$—	$—
Selling, general and administrative	0.1	0.2

Total cost of employee share-based compensation included in operating loss, before income tax	0.1	0.2
Amount of income tax recognized in earnings	—	—

Amount charged against income from continuing operations	0.1	0.2

Total charged against income	$0.1	$0.2

Impact on net loss per common share:
Basic	$(0.00)	(0.00)
Diluted	$(0.00)	(0.00)

        A summary of the changes in Stockholders' Equity for the quarters ended March 31, 2007 and March 30, 2008 is provided below (in millions):

	Three Months Ended March 31, 2007	Three Months Ended March 30, 2008
Stockholders' equity, beginning of period	$187.1	$167.2
Stock based compensation	0.1	0.2
Working capital adjustment for Haverstick acquisition	—	1.3
Cumulative effect adjustment upon adoption of FIN No. 48	(0.1)	—
Additional paid-in-capital for acquisition	—	0.4
Net loss	(20.1)	(1.8)

Stockholders' equity, end of period	$167.0	$167.3

        The Company has two classes of stock, Series B Convertible Preferred Stock and Common Stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock in the most recent fiscal year ended December 31, 2007 or for the quarter ended March 30, 2008. Common stock issued by the Company for the most recent fiscal year ended December 31, 2007 and through the quarter ended March 30, 2008 was as follows (in millions):

	Year ended December 31, 2007	Three Months Ended March 30, 2008
Shares outstanding at the beginning of the period	73.9	79.0
Common stock issued for acquisitions	4.6	—
Stock based compensation	0.4	—
Stock options exercised	0.1	—

Shares outstanding at the end of the period	79.0	79.0

        The Company has an Employee Stock Purchase Plan (ESPP) which was approved in 1999 and subsequently suspended effective January 1, 2006. The Company reactivated the ESPP on April 1, 2008.

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

	March 31, 2007	March 30, 2008
Anti-dilutive weighted shares from stock options excluded from calculation	10.8	8.9
Anti-dilutive weighted shares from preferred stock excluded from calculation	1.0	1.0
Anti-dilutive weighted shares of common stock contingently issuable	—	2.9

Note 5. Income Taxes

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

        As of December 31, 2007, the Company had $15.2 million of unrecognized tax benefits. During the first quarter of 2008, this amount was reduced by $1.2 million relating to the expiration of statutes of limitations resulting in unrecognized tax benefits at March 31, 2008 of $14.0 million. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations for $1.1 million and a reduction to goodwill for $0.1 million.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There were no material amounts recorded during the periods ended March 31, 2007 and March 30, 2008.

        The Company believes that it is reasonably possible that as much as $3 million of the FIN 48 tax liabilities will expire within 12 months of March 30, 2008 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

        The Company is subject to taxation in the U.S. and various state tax jurisdictions. The Company's tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss carryforwards. Generally, the Company's tax years for 2002 and forward are subject to examination by various foreign tax authorities.

        In assessing the realizability of deferred tax assets, management considers on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities which can be expected to reverse. Management will continue to evaluate the necessity to maintain a valuation allowance against its net deferred tax asset.

Note 6. Significant Transactions

        On December 28, 2006, the Board of Directors of the Company approved a plan to divest portions of the Company's business where critical mass had not been achieved. This plan involved the divestiture of the Company's EMEA (Europe, Middle East and Asia) operations and its remaining South American operations. The Company determined that these operations met the criteria to be classified as held for sale. Accordingly, these operations were reflected as discontinued in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the accompanying consolidated financial statements.

        The EMEA operations were sold to LCC International, Inc. (LCC) on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. The Company also received approximately $1.8 million from its EMEA operations, prior and subsequent to the closing date as payment on outstanding intercompany debt. The sale of EMEA generated a gain on disposition of $3.3 million. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on March 31, 2008. In the fourth quarter of 2007, the Company recorded a reserve of $0.7 million on the remaining sales price holdback based on the Company's assessment of LCC's available liquidity and ability to pay following the Company's review of LCC's most recently filed financial statements, thereby reducing the net estimated gain on this transaction to $2.6 million. In May 2008 the Company and LCC reached an agreement related to the $0.7 million holdback amount, under which LCC has agreed to pay the Company the outstanding balance in $100,000 increments each month commencing June 30, 2008. The Company intends to record income from discontinued operations in the period each payment is collected.

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

        The transaction was completed on June 4, 2007. The aggregate consideration paid by LCC in connection with the Acquisition was $46 million. LCC delivered a subordinated promissory note for the principal amount of $21.6 million (the "Subordinated Promissory Note"), paid $17 million at closing and paid final working capital adjustments of $2.4 million through an amendment to the Subordinated Promissory Note, and the Company retained an estimated $5.0 million in net working capital of the business.

        On July 5, 2007, the Company sold the $21.6 million subordinated promissory note taken in the sale of assets to LCC in exchange for approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million. The note was acquired by a fund affiliated with Silver Point Capital, L.P. In addition, the Company and LCC agreed to a final working capital calculation of $2.4 million. The Company collected $2.3 million in January 2008, net of a $0.1 million discount from Silver Point in accordance with the terms of the note agreement. The Company did not provide any guaranty for LCC's payment obligations for the note.

        On July 24, 2007, the Company completed the sale to an affiliate of Platinum Equity of its wireless deployment services portion of the Wireless Network Services segment and the Wireless Facilities trade and corporate names. The total consideration for the acquisition was $24 million including $18 million in cash at closing, subject to typical post-closing working capital adjustments, and an aggregate $6 million in a three-year earn-out arrangement. The Company provided certain transition services to Platinum Equity for a period of nine months pursuant to a Transition Services Agreement. Under an employee leasing arrangement with Platinum Equity, the Company serviced the payroll for the deployment business employees until October 1, 2007. On September 25, 2007, in accordance with the acquisition agreement, the Company provided its working capital calculation to Platinum Equity. However, the Company has not been able to come to an agreement with Platinum Equity on the amount of the working capital adjustment. Pursuant to the terms of the agreement, both parties are in the process of choosing a firm to resolve this issue. As of March 30, 2008, the balance of the Company's calculation has been reflected in other current liabilities.

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

        In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the periods ended March 31, 2007 and March 30, 2008, interest expense allocated to discontinued operations was approximately $1.1 million and zero, respectively. For the three months ended March 30, 2008, the primary activity related to discontinued operations was a reduction in tax contingencies net of a charge for impairment of assets. The following table presents the results of discontinued operations (in millions):

	Three Months Ended March 31, 2007	Three Months Ended March 30, 2008
Revenue	$47.0	$—
Net income (loss) before taxes	(18.2)	(0.5)
Benefit for income taxes	(1.1)	(1.1)
Net income (loss) after taxes	$(17.1)	$0.6

        The following is a summary of the assets and liabilities of discontinued operations as of December 31, 2007 and March 30, 2008 (in millions):

	December 31, 2007	March 30, 2008
Cash	$0.3	$0.3
Accounts receivable, net	0.8	0.2
Other current assets	0.5	0.4

Current assets of discontinued operations	$1.6	$0.9

Other non-current assets	$0.1	$0.1

Non-current assets of discontinued operations	$0.1	$0.1

Accounts payable	$—	$0.1
Accrued expenses	3.7	3.4
Income tax contingencies	1.2	0.6
Other current liabilities	0.4	0.4

Current liabilities of discontinued operations	$5.3	$4.5

Non-current income tax contingencies	$2.0	$1.5
Other non-current liabilities	0.7	0.6

Non-current liabilities of discontinued operations	$2.7	$2.1

Note 7. Acquisitions

        The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the three months ended March 30, 2008, (in millions):

Government Solutions
Goodwill
Balance as of December 31, 2007	$194.5
Purchase accounting adjustments	2.2

Balance as of March 30, 2008	$196.7

	December 31, 2007			March 30, 2008
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Intangible Assets
Acquired finite-lived intangible assets
Customer relationships	$15.0	$(2.6)	$12.4	$15.0	$(3.0)	$12.0
Contracts and Backlog	11.6	(4.2)	7.4	11.6	(4.9)	6.7
Non-compete agreements	1.3	(1.2)	0.1	1.3	(1.3)	0.0
Trade names	0.4	(0.4)	0.0	0.4	(0.4)	0.0

Total	$28.3	$(8.4)	$19.9	$28.3	$(9.6)	$18.7

        Consolidated amortization expense related to intangible assets subject to amortization was $0.7 million and $1.2 million for the quarters ended March 31, 2007 and March 30, 2008, respectively.

        On December 31, 2007, the Company acquired Indianapolis, Indiana headquartered Haverstick Consulting, Inc. (Haverstick) as part of the Kratos Government Solutions Segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, the Company expanded its customer footprint within the DoD, and enhanced its presence with the U.S. Air Force, a key growth area for Kratos.

        The total purchase price was $90.2 million including transaction costs incurred by Kratos of $0.5 million. The purchase price paid to Haverstick was $89.7 million comprised of $70.3 million in cash and the issuance of 7.48 million shares of the Company's common stock valued at $2.60 per share or an aggregate stock consideration of $19.4 million. The value of the share issued was determined by averaging the market price of the stock two days before and two days after the announcement of the acquisition, November 5, 2007. The Company paid $81.1 million, $66.7 million of which was cash paid at closing, $2.4 million was paid shortly thereafter, and $12.0 million in common stock. The Company held back $8.6 million (the Holdback Consideration) to secure any negative working capital adjustments required by the Merger Agreement and the Company's indemnity rights. The Holdback Consideration is comprised of both cash and Kratos stock in the amounts of $1.2 million and $7.4 million, respectively. The holdback consideration will be released in 50% increments on the 12th month and 21st month of the anniversary date of the acquisition. In addition to the indemnity holdback, the Agreement also calls for a post closing working capital adjustment. To fund the acquisition, the Company secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced the Company's previous credit facility which had an outstanding principal balance of $6.0 million on the date of closing.

        In February 2008, the Company and Haverstick agreed on the working capital calculation called for in the Agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid with 697,307 shares of Company stock valued at $1.3 million and cash of $0.2 million in April 2008.

        Pursuant to the terms of the Merger Agreement, the Company has agreed to use its reasonable best efforts to file a resale registration statement covering the shares issued in connection with the Merger promptly following the closing date. In the event that the shares of common stock issued are not salable under rules promulgated under the Securities Act, holders of the stock may elect to exchange such shares for a cash amount equal to $2.74 per share in accordance with the terms of the Merger Agreement. Until the date on which the shares of stock are salable interest shall accrue on the value of the Closing Stock at a floating rate of one-month LIBOR plus four percent (4%) per annum.

        The following table summarizes supplemental statement of operations information on an unaudited pro forma basis as if the acquisition of Haverstick had occurred on January 1, 2007 and includes adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all unaudited amounts, except per share amounts are in millions):

Three Months Ended March 31, 2007
Pro forma revenues	$73.1
Pro forma net loss	$(20.0)
Basic pro forma net loss per share	$(0.25)
Diluted pro forma net loss per share	$(0.25)

        In February 2008, the Company entered into a definitive merger agreement with San Diego-based C5ISR and net-centric warfare solutions provider SYS Technologies (AMEX:SYS) in a stock-for-stock transaction. Under the terms of the agreement, SYS will merge into a wholly owned subsidiary of Kratos and all of SYS's outstanding common shares will be converted into Kratos common shares. Upon closing, the Company will issue approximately 25 million shares of common stock. The transaction is subject to customary closing conditions, including approval of the transaction by SYS's shareholders and the approval of the Company's stockholders of the issuance of shares. The transaction is expected to close in the second quarter of 2008.

Summary of Contingent Acquisition Consideration

        In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable. The current liabilities accrual for contingent consideration on the accompanying Consolidated Balance Sheet as of March 30, 2008 includes $2.3 million for MRC and $0.6 million for Haverstick. Included in long term other liabilities is $0.7 million for Haverstick with the contingent common stock consideration of $7.5 million reflected as paid in capital for contingent consideration in the accompanying Consolidated Statement of

Stockholder's Equity. A summary of the contingent acquisition consideration as of December 31, 2007 and March 30, 2008 is summarized in the following table (in millions):

	Haverstick	MRC	Total
Balance as of December 31, 2007	$8.6	$2.3	$10.9
Post acquisition adjustments and interest accruals	0.2	0.0	0.2

Balance as of March 30, 2008	$8.8	$2.3	$11.1

Note 8. Notes Payable and Other Financing Arrangements

  (a) Credit Agreement

        On December 31, 2007, the Company entered into a credit facility of $85.0 million with KeyBanc Capital Markets which replaced the October 2, 2006 credit agreement with Key Bank. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as, a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half year term with principal payments required quarterly beginning on March 31, 2008 of $25,000 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments required quarterly beginning on March 31, 2008 of $0.6 million in 2008, $1.3 million in 2009, $2.5 million in 2110, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011 and contains provisions typical in such arrangements. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of the Company's aggregate debt to its EBITDA for the previous four fiscal quarters. The Company used the credit facility to fund the acquisition of Haverstick Consulting Inc. (Haverstick) and to retire the outstanding debt from the October 2006 agreement.

        The Credit Facilities contain covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include certain financial covenants as defined by the terms of the agreements. These financial covenants include a maximum first lien leverage ratio, a maximum total leverage ratio, a minimum liquidity ratio, a minimum fixed charge coverage ratio, and a minimum consolidated EBITDA at various dates for the $50.0 million term loan and the $25.0 million revolver as outlined in the following table.

Date	Maximum First Lien Leverage Ratio	Maximum Total Leverage Ratio	Minimum Liquidity Ratio	Minimum Fixed Charge Coverage Ratio	Minimum Consolidated EBITDA (in millions)
December 31, 2007—2008	3.22 to 4.76:1.00	3.76 to 5.68:1.00	1.56 to 1.33:1.00	1.05 to 0.50:1.00	$16.1 to $19.4
2009	2.97 to 2.33:1.00	2.78 to 3.50:1.00	1.60 to 1.58:1.00	1.11 to 1.02:1.00	$19,8 to $21.5
2010	1.75 to 2.00:1.00	2.25 to 2.50:1.00	1.54 to 1.49:1.00	1.10 to 1.06:1.00	$21.5 to $23.4
2011	1.75:1.00	2.25:1.00	1.55 to 1.53:1.00	1.10:1.00	$24.4 to $26.5
2012	1.75:1.00	2.25:1.00	1.42 to 1.54:1.00	1.10:1.00	$26.7 to $27.6

The $10.0 million term loan also provides for similar financial covenants.

        As of March 30, 2008, the Company's outstanding balance on the facility was $77.5 million and the weighted average interest rate on the debt borrowed during the quarter ended March 30, 2008 was 11.4%.

        As of March 30, 2008, the unused line of credit under the revolving line of credit was $7.5 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of the credit facility which it is as of March 30, 2008.

        On February 11, 2008, the Company entered into a three derivative financial instruments with Key Bank to reduce the Company's exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2010 and March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. The Company designated these instruments as cash flow hedges. In March 2008, as a result of the amendment to the Company's credit facility, which included a LIBOR floor rate of 4.25%, the Company determined that these instruments were no longer highly effective as a hedge. As a result, the charge of $0.7 million from marking the derivative financial instruments to market has been reflected in other income (expense), net rather than in other comprehensive income on the Company's Consolidated Balance Sheet. Future gains and losses on these derivative instruments as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in the Company's statement of earnings. See Note 10.

        In March 2008, the Company entered into a tentative agreement to settle the 2004 and 2007 securities class action litigation actions and, as a result, the Company recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue its share of the settlement amounts and an estimate for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by the Company's insurance carriers. As a consequence of recording this legal settlement, the Company did not meet certain of the financial covenants in accordance with the credit facility. Accordingly, on March 27, 2008, the Company obtained an amendment and waiver from its lenders to waive the impact of the legal settlement amounts on its financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the credit facility to provide for an increase in the LIBOR floor rate to 4.25% and to require that the Company set aside in a restricted account approximately 50% of the proceeds of the recovery from the theft of stock options by its former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. In April 2008, $1.7 million of cash was transferred to a restricted cash account. The lenders have also reserved the right to require the Company to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expires upon the Company's compliance with financial covenants under the credit facility for the four consecutive quarters commencing after January 1, 2008.

Note 9. Fair Value Measurement

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

        Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

        The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which it has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

        SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 30, 2008 (in millions):

Fair Value Measurements at March 30, 2008 Using

	Total Carrying Value March 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$0.7	$—	$0.7	$—

        Valuation Techniques: Derivatives that are exchange-traded are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Note 10. Significant Customers

        The following table presents our key customers for the periods presented and the percentage of net sales made to such customers (in millions):

Key Customers	Three Months Ended March 31, 2007		Three Months Ended March 30, 2008
U.S. Navy	$9.4	19.2%	$22.0	32.3%
U.S. Army	$10.1	20.6%	$12.6	18.5%
Foreign Military Sales	$5.5	11.2%	$3.7	5.4%

        The customers are all part of our Government Services segment. Our top five customers accounted for approximately 60% and 65% of our total revenue for the three months ended March 31, 2007 and March 30, 2008, respectively.

Note 11. Segment Information

        Prior to the divestiture of our wireless-related business, we had three operating segments: our Wireless Network Services (WNS) segment, our Enterprise Network Services (ENS) segment, and our Government Network Services (GNS) segment. Following the divestiture of the WNS segment and corporate name change, we reorganized into two operating segments, Kratos Government Solutions (KGS) (formerly GNS) and Public Safety and Security (PSS) (formerly ENS). The financial statements in this Quarterly Report are presented in a manner consistent with the new operating structure.

        Certain income and charges are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance. Unallocated charges are related to corporate expenses previously allocated to the discontinued Wireless Network Services segment, share based compensation charges and related tax adjustments, and expenses related to the stock option investigation that was completed in September 2007. These charges are included in corporate activities in the table below. Revenues and operating income generated by the Company's current reporting segments for the three months ended March 31, 2007 and March 30, 2008 are as follows (in millions):

	Three Months Ended March 31, 2007 and March 30, 2008
	2007	2008
Revenues:
Public Safety & Security	$12.0	$13.3
Government Solutions	37.0	54.9

Total revenues	$49.0	$68.2

Operating income:
Public Safety & Security	$(2.1)	$0.1
Government Solutions	1.9	0.8
Corporate activities	(3.1)	(0.2)

Total operating income (loss)	$(3.3)	$0.7

Note 12. Related Party Transactions

        In 2002, the Company issued 90,000 shares of Series B Convertible Preferred Stock in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the previous Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares).

        As of March 30, 2008 a total of 10,000 shares of Series B Convertible Stock remains outstanding with a total liquidation preference of $5.0 million.

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

        In June 2004, the Issuers (including the Company) executed a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower court's earlier decision certifying as class actions the six IPO Cases designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement was terminated pursuant to stipulation and will not receive final approval.

        Plaintiffs filed amended complaints in the six focus cases in August 2007. The Company is not one of the focus case issuers. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. In September 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. A date for the focus case defendants to answer has not yet been set. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies," the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation,

Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies, less any applicable retention or co-insurance obligations that are expected to be paid directly by the Company. The Company estimates that the amount of its payment toward the settlement will be approximately $2.4 million. The Company has accrued approximately $2.4 million as of March 30, 2008 related to this matter. The parties currently are in the process of documenting their agreement and, if agreement terms are reached, will seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the parties will reach agreement on settlement terms, that the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs have moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. A hearing on the plaintiffs' motion for certification is set for May 19, 2008. The parties have conferred and discussed the Court's order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before June 5, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case No. 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to the Court's order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. The parties have conferred and discussed the Court's order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company or the individual defendants may bring in an effort to dismiss the Hameed Action. Pursuant to the parties' stipulation, such motions must be brought on or before June 5, 2008. At this time, the parties have not set a date by which such motions must be brought. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits. In April 2008, the parties notified the Court of the status of the federal action and the court continued the stay for an additional six months. The Court also ordered the parties to file an updated status report in October 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.8 million based on the Company's estimate of the potential amount it would have to pay in relation to these lawsuits.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the settlement proposal, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers will pay the settlement amount, less any applicable retention or co-insurance obligations and contributions that are expected to be paid directly by the Company. The Company estimates that the total amount of its payment toward the settlement will be approximately $1.7 million. The Company has accrued approximately $1.7 million as of March 30, 2008 related to this matter. The parties currently are in the process of documenting their agreement, and if agreement terms are reached, will seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the parties will reach agreement or settlement terms, the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.6 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.6 million as of March 30, 2008 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

        On May 3, 2007, Kratos announced that it had a filed a lawsuit against a former employee who previously served as its stock option administrator and left Kratos in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft by a former employee of Kratos stock options and common stock valued in excess of $6.3 million. The thefts, which appear to have taken place during 2002 and 2003, were discovered through the Kratos review of its past practices related to the granting and pricing of employee stock options with the assistance of its outside counsel and forensic computer consultants. The complaint also alleged that the former employee attempted to cover up the scheme by, among other things, deleting entries from the records of Kratos.

        Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an informal inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its informal investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and intends to continue to cooperate with the U.S. Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million, and is in the process of liquidating the remaining assets which approximate $0.1 million in value.

        In addition to the foregoing matters, from time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition, operating results or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending or the appropriation of funding by the federal government of the U.S. Department of Defense, which could cause delays or cancellations of key government contracts; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks that the closing of the SYS acquisition will be delayed or that the conditions to closing will not be satisfied; risks that the integration will prove more costly, take more time, or be more distracting than currently anticipated; risks that the transaction will cause disruption of the Company's operations and distraction of its management; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to obtain court approval of the proposed litigation settlement or to ultimately settle the litigation; failure to successfully consummate acquisitions or integrate acquired operations; and competition in the marketplace which could reduce revenues and profit margins.

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

        Certain of the information set forth herein, including costs and expenses that exclude the impact of stock compensation expense and amortization costs of purchased intangibles in 2007 and 2008, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of stock compensation expense that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by Kratos may not be comparable to similarly titled amounts reported by other companies.

        The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risks Related to Our Business," and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K, for the year ended December 31, 2007 and other reports and filings made with the Securities and Exchange Commission.

Overview

        We provide mission critical engineering, IT services and warfighter solutions to the U.S. Government and government agencies, as well as to state and local agencies and commercial customers. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems Intelligence, Surveillance and Reconnaissance (C5ISR), weapons systems lifecycle support and extension, military range operations and technical services, missile, rocket and weapon test and evaluation, mission launch services, public safety, security and surveillance, advanced network engineering services and IT services, and critical infrastructure design and integration services. We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across these core service areas.

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

        In 2006 and 2007, we undertook a transformation strategy whereby we divested our wireless-related businesses and chose to pursue business with the federal government, primarily the U.S. Department of Defense, through strategic acquisitions and organic growth. We divested assets in our Wireless Network Services segment and renamed our Enterprise Network Services segment "Public Safety and Security". Today, under the new corporate name of Kratos Defense & Security Solutions, Inc., we are organized into two primary operating segments: Kratos Government Solutions (KGS) and Public Safety & Security (PSS).

  Current Reporting Segments

        Prior to the divestiture of our wireless-related business, we had three operating segments: our Wireless Network Services (WNS) segment, our Enterprise Network Services (ENS) segment, and our Government Network Services (GNS) segment. Following the divestiture of the WNS segment and corporate name change, we reorganized into two operating segments, Kratos Government Solutions (KGS) (formerly GNS) and Public Safety and Security (PSS) (formerly ENS). The financial statements in this Quarterly Report are presented in a manner consistent with our new operating structure. For additional information regarding our operating segments, see Note 12 of Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

  Kratos Government Solutions (KGS) Segment

        The Kratos Government Solutions segment provides engineering, information technology and technical services to federal, state, and local government agencies, but primarily the U.S. Department of Defense (DoD). Our work includes weapon systems lifecycle support and extension; command, control, communications, computing, combat systems, intelligence, surveillance and reconnaissance (C5ISR); military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; public safety and security services; advanced network engineering and information technology services; and public safety, security and surveillance systems integration. Our KGS segment also focuses on the homeland security market with products and services aimed at supporting first responders.

  Public Safety and Security (PSS) Segment

        The Kratos Public Safety and Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, and temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are retail, healthcare, education, sports and entertainment, municipal government, correctional facilities and other public facilities. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations, comprised of Kratos Mid- Atlantic, Kratos Southeast, and Kratos Southwest, where we are focused on security, surveillance and other building automation and integration services.

Divestiture of Wireless Network Business

        On December 28, 2006, our Board approved a plan to divest portions of our business where critical mass had not been achieved. This plan involved the divestiture of our EMEA operations and our remaining South American operations. The EMEA operations were sold to LCC International, Inc. ("LCC") on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. We also received approximately $1.8 million from our EMEA operations prior and subsequent to the closing date as payment on outstanding intercompany debt. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on March 31, 2008. Based upon our review of the most recently available financial statements of the buyer, as of December 31, 2007, we have concern about their ability to pay this holdback, due to their available liquidity. We have recorded a reserve of $0.7 million for this receivable. In May 2008 we reached an agreement with LCC for the payment of the $0.7 million holdback amount, under which LCC has agreed to pay as the outstanding balance in $100,000 increments each month commencing June 30, 2008. We intend to record income from discontinued operations in the period each payment is collected.

        We recorded an impairment charge of $5.2 million in the fourth quarter of 2006 to reduce the current carrying value of our South American operations to their estimated fair value based upon current indications of interest.

        On April 20, 2007, we entered into an Equity Purchase Agreement to sell all of the issued and outstanding equity of its interests of our wholly-owned subsidiary WFI de Brazil Techlogia en Telecommunications LTDA to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25 percent of net receivables collected subsequent to the closing date.

        On May 29, 2007, we entered into an Asset Purchase Agreement with LCC International, Inc. for the sale of all of the assets used in the conduct of the operation of our engineering services business of our Wireless Network Services segment that provided engineering services to the non-government wireless communications industry in the United States, for aggregate consideration of $46 million. LCC delivered a subordinated promissory note for the principal amount of $21.6 million (the "Subordinated Promissory Note"), paid $17 million at closing and paid final working capital adjustments of $2.4 million through an amendment to the Subordinated Promissory Note. We retained an estimated $5.0 million in net working capital. The transaction was completed on June 4, 2007.

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

        On July 9, 2007, we entered into a definitive agreement with an affiliate of Platinum Equity to sell our deployment services business of our wireless network services segment for total consideration payable of $24 million, including $18 million in cash at closing (subject to typical post closing working capital adjustments) and an aggregate $6 million in a three-year earn-out arrangement. We also agreed to provide certain transition services for a period of six months. The assets sold to Platinum Equity included all of our wireless deployment business and the Wireless Facilities name. The transaction closed on July 24, 2007. As a result of these engineering and deployment services divestitures in 2007, the Wireless Network Services segment has been classified as a discontinued operation in this Quarterly Report and all prior year results presented herein have been reclassified to reflect these businesses as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        On September 25, 2007, we provided the working capital calculation to Platinum Equity, which indicated a working capital adjustment was due to Platinum primarily due to cash collected on accounts receivables by us prior to the close of the transaction that exceeded our previous estimate of working capital to be delivered to Platinum. Platinum has reviewed our working capital calculation, and we have not been able to come to an agreement on the working capital adjustment. In accordance with the terms of the acquisition agreement, we and Platinum are currently in the process of choosing a firm to resolve this matter. As of March 30, 2008 the balance of our calculation has been reflected in other current liabilities.

Recent Acquisitions

        On December 31, 2007 we completed our acquisition of Indianapolis, Indiana headquartered Haverstick Consulting, Inc. ("Haverstick") as part of our Kratos Government Solutions, or KGS segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, we expanded our customer relationship within the DoD and enhanced our presence with the U.S. Air Force, a key growth area for Haverstick.

        The total purchase price was $90.2 million including transaction costs incurred by Kratos of $0.5 million. The purchase price paid to Haverstick of $89.7 million was paid in a combination of $70.3 million of cash and common stock valued at $19.4 million. We paid $66.7 million in cash at closing, $2.4 million in cash shortly thereafter and $12.0 million of common stock. In addition, $1.2 million in cash and $7.4 million in stock was held back to secure any negative working capital adjustments required by the merger agreement and our indemnity rights. The holdback consideration, which accrues interest in accordance with the terms of the agreement until paid, will be released on the 12th month and 21st months after the date of the acquisition. In addition to the indemnity holdback, the agreement also calls for a post closing working capital adjustment. To fund the acquisition, we secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced our previous credit facility, which had an outstanding principal balance of $6.0 million on December 31, 2007.

        In February 2008, we and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid with 697,307 shares of Company stock valued at $1.3 million and cash of $0.2 million in April 2008.

        Pursuant to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to file a resale registration statement covering the shares issued in connection with the merger promptly following the closing date. In the event that the common stock issued are not salable after twelve months under rules promulgated under the Securities Act, holders of the stock may elect to exchange such shares for a cash amount equal to $2.74 per share in accordance with the terms of the merger agreement. Until the date on which the shares of stock are salable interest shall accrue on the value of the closing stock at a floating rate of one-month LIBOR plus four percent (4%) per annum.

        In February 2008, we entered into a definitive merger agreement with San Diego-based C5ISR and net-centric warfare solutions provider SYS Technologies (AMEX:SYS) in a stock-for-stock transaction. Under the terms of the agreement, SYS will merge into a wholly owned subsidiary of Kratos and all of SYS's outstanding common shares will be converted into Kratos common shares. Upon closing, we will issue approximately 25 million shares of common stock. The transaction is subject to customary closing conditions, including approval of the transaction by SYS's shareholders and the approval of our stockholders of the issuance of shares. The transaction is expected to close in the second quarter of 2008.

        A complete description of our business is set forth in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2008.

        For a discussion of our complete critical accounting matters, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2007 Report on Form 10-K under the heading "Critical Accounting Matters."

        As of March 30, 2008, we consider the following factors to be important in understanding our financial statements.

        Kratos Government Solutions' business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under fixed-price contracts, we agree to perform certain work for a fixed price. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Our Public Security and Safety contracts are primarily fixed-price contracts whereby revenue is recognized using the percentage-of-completion method of accounting under the provisions of Statement of Position (SOP) 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." For contracts offered on a time and material basis, we recognize revenues as services are performed.

        Cost of revenues includes direct compensation, living, travel and benefit expenses for project-related personnel, payments to third-party subcontractors, cost of materials, project-related incentive compensation based upon the successful achievement of certain project performance goals, allocation of overhead costs and other direct project-related expenses. Selling, general and administrative expenses include compensation and benefits for corporate service employees and similar costs for billable employees whose time and expenses cannot be assigned to a project (underutilization costs), expendable computer software and equipment, facilities expenses and other operating expenses not directly related and/or allocated to projects. General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Additionally, our sales personnel and senior corporate executives have, as part of their compensation packages, periodic and annual bonus/commission incentives based on the attainment of specified performance goals.

        We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer's country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project. We periodically review all retainages for collectibility and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks. Total retainages included in accounts receivable and current assets of discontinued operations December 31, 2007 and March 30, 2008 were approximately $1.7 million and $1.6 million, respectively. In addition, $0.6 million of retainages that are expected to be paid after March 30, 2008 are included in other assets (long term).

        We believe that our Kratos Government Solutions segment will build and expand our customer relationships within the U.S. Departments of Defense "DoD", Department of Homeland Security and other non-DoD state and local agencies by taking advantage of the significant opportunities for companies with substantial expertise in advanced engineering and information technology. We believe we will experience continued growth in revenues and operating income from this operating segment. The acquisition of Haverstick on December 31, 2007 resulted in the addition of nearly 500 highly skilled technical professionals and engineers with expertise in the areas of military weapons and target range support as well as targets and missile operations and maintenance.

Comparison of Results for the Three Months Ended March 31, 2007 to the Three Months Ended March 30, 2008

        Revenues.    Revenues increased $19.2 million from $49.0 million for the three months ended March 31, 2007 to $68.2 million for the three months ended March 30, 2008. This increase was primarily due to $19.8 million in revenues from Haverstick, which was acquired on December 31, 2007, partially offset by decreases due to the reduction of one program with quarterly revenues of nearly $1.6 million that was consolidated by one of our DoD customers in 2007, as well as increases in revenues in our Public Safety and Security segment. Revenues by operating segment for the three months ended March 31, 2007 and March 30, 2008 are as follows (in millions):

	2007	2008	$ change	% change
Public Safety & Security	$12.0	$13.3	$1.3	10.8%
Government Solutions	37.0	54.9	17.9	48.4%

Total revenues	$49.0	$68.2	$19.2	39.2%

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

        Cost of Revenues.    Cost of revenues increased from $41.7 million for the three months ended March 31, 2007 to $55.6 million for the three months ended March 30, 2008 primarily as a result of the increase in revenues from Haversick, partially offset by reduced costs in the PSS segment as a result of improved operating margins in this segment. Gross margin increased from 14.9% in the first quarter of 2007 to 18.5% for the three months ended March 30, 2008. The increase in gross margin primarily resulted from the improved operating performance of the PSS segment and the higher gross margins from Haverstick.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased from $9.1 million in the three months ended March 31, 2007 to $11.9 million in the three months ended March 30, 2008. The increase was a result of the Haverstick acquisition, partially offset by reduced SG&A expenses in the PSS segment. In addition, amortization of costs of purchased intangibles increased from $0.7 million to $1.2 million in the first quarter of 2007 to 2008, respectively, reflecting the acquisition of Haverstick. Excluding amortization of costs of purchased intangibles, SG&A increased from $8.4 million to $10.7 million, or decreased from 17.1% of revenues to 15.7% of revenues reflecting improved leverage of SG&A on increased revenue.

        Stock Option Investigation and Related Fees.    The costs in the first quarter of 2007 of $1.5 million were comprised of legal, accounting and other professional fees related to our Equity Award Review which was completed in September 2007 compared to nominal fees related to the ongoing government inquiries by the Department of Justice in the first quarter of 2008.

        Other Income (Expense), Net.    Net other income (expense) decreased from income of $0.5 million to an expense of $2.7 million for the three months ended March 31, 2007 and March 30, 2008, respectively. Income of $0.5 million for the three months ended March 31, 2007 was primarily a result of the sale of assets.

        In 2007, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), interest expense incurred on debt of $1.1 million for the period ended March 31, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, significant transactions.

        For the three months ended March 30, 2008, in addition to interest expense incurred on our Credit Facility of $2.4 million as a result of the Haverstick acquisition, we also incurred other expense of $0.7 million related to a $70 million cash flow hedge we entered into to reduce our exposure to variable rates on our outstanding debt. This hedge became ineffective in March 2008 as a result of terms in our amendment to our Credit Facility that we entered into in March 2008 as a result of the charge we recorded related to the estimated settlement of our securities litigation. As a result, the expense related to marking the derivative financial instruments to market has been reflected in the statement of operations rather than in other comprehensive income on our Consolidated Balance Sheet. Future gains and losses on these derivative instruments as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in our statement of operations. These expenses were partially offset by other income of $0.3 million as a result of the sale of assets in the quarter.

        Provision (Benefit) for Income Taxes.    Provision (benefit) for income taxes increased from a provision of $0.2 million or a negative rate of 7.1% on $2.8 million of loss before income taxes in the first quarter of 2007 to a provision of $0.5 million or a negative 25% rate on a loss before income taxes of $2 million. The tax provision in the first quarters of both 2007 and 2008 included an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets. During the first quarter of 2008, the Company recorded approximately $0.3 million of current state taxes in excess of the amounts recorded for the first quarter of 2007.

        Income (loss) from Discontinued Operations.    Income (loss) from discontinued operations changed from a loss of $17.1 million to income of $0.6 million for the three months ended March 31, 2007 and March 30, 2008, respectively. The loss in 2007 was primarily due to impairment of assets related to the Wireless Deployment business of $13.4 million and an impairment of goodwill related to this business of $7.2 million, partially offset by a gain of $3.3 million on the sale of the EMEA operations. During the quarter ended March 30, 2008 we recognized a tax benefit of $1.1 million related to the expiration of the statute of limitations for certain foreign tax contingencies. This benefit was offset partially by an impairment charge of $0.5 million related to retained assets and liabilities from the sale and discontinuance of these operations.

Liquidity and Capital Resources

        Our sources of liquidity include cash and cash equivalents, cash from operations and other external sources of funds. As of March 30, 2008, we had cash and cash equivalents totaling $11.0 million and restricted cash of $0.3 million related to our credit card program used to fund the travel expenses of our employees.

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

        Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations was $2.5 million for the three months ended March 31, 2007 and $2.0 million for the three months ended March 30, 2008. The decrease in cash provided by operations was primarily a result of the increase in our Days Sales Outstanding from 101 days to 106 days for the quarters ended March 31, 2007 and March 30, 2008, respectively, impacted by the contractual billing milestones on certain of our projects, partially offset by $3.4 million in receipt of payment related to the recovery of assets under the settlement with the former stock option administrator.

        Cash provided by investing activities from continuing operations was $2.1 million for the three months ended March 31, 2007 compared to cash used in investing activities of $1.3 million for the three months ended March 30, 2008. During the three months ended March 31, 2007, investing activities included cash received of $2.9 million on the sale of our EMEA operations to LCC partially offset by capital expenditures of $0.7 million. During the three months ended March 30, 2008, investing activities included cash paid of $3.0 million related to expenses for the Haverstick acquisition partially offset by proceeds received of $2.3 million from the settlement of the working capital amount owed by LCC on the sale of our domestic engineering operations. See Notes 6 and 7 to our unaudited consolidated financial statements for further discussion of our acquisitions and divestitures.

        Cash used by financing activities from continuing operations was $0.1 million for the three months ended March 31, 2007 and cash provided by financing activities from continuing operations was $1.9 million for the three months ended March 30, 2008. In 2007, borrowings of $4.0 million under the line of credit were offset by payments of $4.0 million under the Line of Credit and repayment of capital lease obligations of $0.1 million. The positive cash flow from financing activities for the 2008 period consisted primarily of $2.0 million of borrowings from our Credit Facility offset by repayments of capital lease obligations.

        Cash used by discontinued operations was $1.9 million and $0.2 million for the three months ended March 31, 2007 and March 30, 2008, respectively. The decrease was primarily a result of the sale of these operations in 2007.

Contractual Obligations and Commitments

        In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of March 30, 2008, we have approximately $3.5 million of cash holdback amounts and $7.4 million of common stock holdback due for the MRC and Haverstick acquisitions; these will be released subject to indemnity rights. The MRC holdback of approximately $2.3 million was originally due in April 2008 and this date has been extended to July 2008 to provide additional time to resolve outstanding indemnification obligations. The remaining amounts for Haverstick of $1.2 million in cash and $7.4 million in common stock are due in December 2008 and September 2009. The holdback arrangements accrue interest in accordance with the terms of the purchase agreements.

        In addition to the indemnity holdback, the Haverstick agreement also calls for a post closing working capital adjustment. In February 2008, we and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid with the issuance of 697,307 common shares of our stock valued at $1.3 million and cash of $0.2 million.

        On December 31, 2007, we entered into a new credit facility of $85.0 million with KeyBanc Capital Markets which replaced the October 2, 2006 credit agreement with Key Bank. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half year term with principal payments required quarterly beginning on March 31, 2008 of $25,000 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments required quarterly beginning on March 31, 2008 of $0.6 million in 2008, $1.3 million in 2009, $2.5 million in 2110, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011 and contains provisions typical in such arrangements. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of our aggregate debt to our EBITDA for the previous four fiscal quarters. We used the credit facility to fund the Acquisition of Haverstick Consulting Inc. (Haverstick) and to retire outstanding debt under our October 2006 credit facility with Key Bank. The terms of the new credit agreement require us to provide certain customary covenants for a credit agreement, including certain financial covenants which vary by quarter. See schedules 7.12(a) through (e) to both the First Lien Credit Agreement and the Second Lien Credit Agreement which were filed as Exhibits 10.1 and 10.2 respectively, to our Current Report on Form 8-K filed with the SEC on January 7, 2008. As of March 30, 2008, our outstanding balance on the facility was $77.5 million.

        On February 11, 2008, we entered into three interest swap agreements with Key Bank, to fix our LIBOR rate to an average of 3.16% for the term of the swap agreements. The effective date of the swaps was February 14, 2008. The notional amounts and expiration dates of the swap agreements are $15 million and March 31, 2010; $22.5 million and March 31, 2011; and $32.5 million and March 31, 2011.

        In March 2008 we entered into a tentative agreement to settle the 2004 and 2007 securities class action litigation actions (described in Part II, Item 1 Legal Proceedings), and as a result, we recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue our share of the settlement amounts, and an estimate for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by our insurance carriers. As a consequence of recording this legal settlement, we did not meet certain of the financial covenants in accordance with the Credit Agreement. Accordingly, on March 27, 2008, we obtained an amendment and waiver from our lenders to waive the impact of the legal settlement amounts on our financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the Credit Agreement to provide for an increase in the LIBOR floor rate to 4.25% and to require that we set aside in a restricted account approximately 50% of the proceeds of the recovery from the theft of stock options by our former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. In April 2008, we transferred $1.7 million to a restricted cash account. The lenders have also reserved the right to require us to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expires upon our compliance with financial covenants under the Credit Agreement for the four consecutive quarters commencing after January 1, 2008.

        The net benefit of the swap agreements entered into by us on February 11, 2008 has been reduced by the LIBOR floor included in the amendment and waiver discussed above. The cost related to this amendment was recorded as deferred financing costs.

Other Liquidity Matters

        We intend to fund our cash requirements with cash flows from operating activities, and borrowings under our current credit facilities and potential future credit facilities. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. However, we expect to pay for the settlement of our shareholder litigation in the second half of 2008 as discussed in Note 14—Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report, and we may need to raise additional funds to pay for this settlement. In addition, if we become subject to significant judgments, settlements, or fines related to the matters discussed in Note 13 Legal Matters, or any other matters, or incur legal fees in excess of our current expectations, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our ability to access the capital markets and our compliance with our debt covenants.

        As discussed in Part II, Item 1A, "Risk Factors" section of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources. As of March 30, 2008 we were in compliance with all financial covenants under the Credit Agreements.

        We currently carry a significant amount of debt and as such, our ability to execute on additional business opportunities may be limited due to existing borrowing capacity. In addition, given the relatively highly leveraged liquidity position, any down-turn in our operating earnings could impair our ability to comply with the financial covenants of its existing credit facility. If we anticipated a potential covenant violation, we would seek relief from our lenders. This relief would have some cost to us and such relief might not be on terms as favorable as those in its existing Credit Agreement. If we were to actually default due to our failure to meet the financial covenants of our Credit Agreement and inability to obtain a waiver from the lenders, our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement and/or require us to pay interest at default rates per the Credit Agreement.

        In the event we were required to repay the amount outstanding under the existing credit facility, we would need to obtain alternative sources of financing to continue our operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008, and responses and recommendations were presented to the board on April 9, 2008. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 as of January 1, 2008 and have elected not to measure any additional financial instruments and or other items at fair value.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements; however, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. For additional discussion on deferred tax valuation allowances, refer to Note 10 to the Consolidated Financial Statements in our 2007 Annual Report filed on Form 10-K.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

        In December 2007, the EITF issued Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement pursuant to the guidance in EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and income statement classification of collaboration transactions between the parties. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its credit facility with KeyBank National Association. Based on the Company's average outstanding balances during the three months ended March 30, 2008 a 1% change in the LIBOR rate would impact the Company's financial position and results of operations by approximately $$0.8 million over the next year. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with investment grade counterparties to reduce exposure to nonperformance on such instruments.

        Cash and cash equivalents as of March 30, 2008 were $11.0 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the three months ended March 30, 2008.

Item 4.    Controls and Procedures

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

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2008.

        There has been no change in our internal control over financial reporting during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        In June 2004, the Issuers (including the Company) executed a settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower court's earlier decision certifying as class actions the six IPO Cases designated as "focus cases." Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement was terminated pursuant to stipulation and will not receive final approval.

        Plaintiffs filed amended complaints in the six focus cases in August 2007. The Company is not one of the focus case issuers. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. In September 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. A date for the focus case defendants to answer has not yet been set. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies," the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies, less any applicable retention or co-insurance obligations that are expected to be paid directly by the Company. The Company estimates that the amount of its payment toward the settlement will be approximately $2.4 million. The Company has accrued approximately $2.4 million as of March 30, 2008 related to this matter. The parties currently are in the process of documenting their agreement and, if agreement terms are reached, will seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the parties will reach agreement on settlement terms, that the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs have moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. A hearing on the plaintiffs' motion for certification is set for May 19, 2008. The parties have conferred and discussed the Court's order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before June 5, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case No. 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to the Court's order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. The parties have conferred and discussed the Court's order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the Hameed Action as to them. Pursuant to the parties stipulation, such motions must be brought on or before June 5, 2008. At this time, the parties' have not set a date by which such motions must be brought. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits. In April 2008, the parties notified the Court of the status of the federal action and the court continued the stay for an additional six months. The Court also ordered the parties to file an updated status report in October 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.8 million based on the Company's estimate of the potential amount it would have to pay in relation to these lawsuits.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the settlement proposal, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers will pay the settlement amount, less any applicable retention or co-insurance obligations and contributions that are expected to be paid directly by the Company. The Company estimates that the total amount of its payment toward the settlement will be approximately $1.7 million. The Company has accrued approximately $1.7 million as of March 30, 2008 related to this matter. The parties currently are in the process of documenting their agreement, and if agreement terms are reached, will seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the parties will reach agreement on settlement terms, the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.6 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.6 million as of March 30, 2008 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

        On May 3, 2007, Kratos announced that it had a filed a lawsuit against a former employee who previously served as its stock option administrator and left Kratos in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft by a former employee of Kratos stock options and common stock valued in excess of $6.3 million. The thefts, which appear to have taken place during 2002 and 2003, were discovered through the Kratos review of its past practices related to the granting and pricing of employee stock options with the assistance of its outside counsel and forensic computer consultants. The complaint also alleged that the former employee attempted to cover up the scheme by, among other things, deleting entries from the records of Kratos.

        Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an informal inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its informal investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and intends to continue to cooperate with the U.S. Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million, and is in the process of liquidating the approximately $0.1 million remaining assets.

        In addition to the foregoing matters, from time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition, operating results or cash flows.

Item 1A.    Risk Factors

Risks Related to Our Business

        You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Quarterly Report, and other reports and filings made with the SEC in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the price of our common stock could decline. You should also refer to the other information contained in this report, including our unaudited consolidated financial statements and related notes.

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

        In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the public agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to us. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. The protest process may substantially delay a successful bidder's contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests.

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

        Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

        We have completed several acquisitions of complementary businesses in recent years, including our December 2007 acquisition of Haverstick Consulting, Inc. In addition, on February 20, 2008, we entered into an agreement to acquire SYS in a stock for stock transaction. We currently expect the transaction to close by the end of the second quarter of 2008, upon receipt of the required stockholder approvals. However, the transaction may not close as expected, and the anticipated synergies from the acquisition may not be fully realized or may take longer to realize than expected. The success of the acquisition will depend in part on the success in integrating the operations, technologies and personnel of SYS. The failure to successfully integrate the operations of the two companies or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.

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

        We agreed to indemnify acquirers of our divested operations against specified losses in connection with their sale and generally retain responsibility for various legal liabilities that accrued prior to closing. We also made representations and warranties to these acquirers about the condition of the divested businesses and agreed to working capital adjustment provisions that could obligate us to make substantial payments to some of these acquirers. If any acquirer makes an indemnification claim because it has suffered a loss or a third party has commenced an action against the divested business, or if we are required to make payments in settlement of working capital adjustments, we may incur substantial expenses resolving such claims or defending against the third party action, which would harm our operating results. In addition, our ability to defend ourselves may be impaired because our former employees are now employees of the acquirer or other companies, and our management may have to devote a substantial amount of time to resolving the claim. In addition, these indemnity claims may divert management attention from responsibilities related to the daily ongoing concerns of the business. In addition, we may be required to expend substantial resources trying to determine which party has responsibility for the claim, even if we are ultimately found to be not responsible.

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

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 27% and 50%, respectively, of our federal business revenues for the period ended March 30, 2008. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        Other than the technical skills required in our commercial business, the barriers to entry in this area are relatively low. We do not have any intellectual property rights in this segment of our business to protect our methods and business start-up costs do not pose a significant barrier to entry. The success of our commercial business is dependent on our employees, customer relations and the successful performance of our services. If we face increased competition as a result of new entrants in our markets, we could experience reduced operating margins and loss of market share and brand recognition.

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

        The Equity Award Review established the absence of contemporaneous evidence supporting a substantial number of the previously-recorded option grants, substantially all of which were made in the period from 1998 through late 2003. During this period of time, in some instances, documents, data and interviews suggest that option grants were prepared or finalized days or, in some cases, weeks or months after the option grant date recorded in our books. The affected grants include options issued to certain newly-hired employees but dated prior to their employment start dates and options issued to non-employees, including advisors to the Board erroneously designated as employees. The Special Committee also concluded that certain former employees and former officers participated in making improper option grants, including the selection of grant dates with the benefit of hindsight, and in the deferral of the recording of otherwise approved option grants.

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

        Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Part II, Item 1, "Legal Proceedings," several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC initiated an informal inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney's Office for the Southern District of California for the production of documents relating to our historical stock option granting practices. On April 1, 2008, the SEC notified us that it had completed its informal investigation and that it did not intend to recommend any enforcement action by the SEC against us. We are cooperating with the the United States Attorney's Office for the Southern District of California, and expect to continue to do so.

        The period of time necessary to resolve the U.S. Attorneys Office inquiry is uncertain, and we cannot predict the outcome of the inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, the pending DOJ and recently concluded SEC inquiries and any future government inquiries, investigations or actions. These inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.

        If a federal government investigation uncovers improper or illegal activities, including any potential improper or illegal activities related to our stock option review or related matters, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with federal government agencies were impaired, or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

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

  •
  make investments;

  •
  sell assets;

  •
  issue or become liable on a guarantee;

  •
  create or acquire new subsidiaries;

  •
  effect a merger or consolidation, or sell all or substantially all of our assets; and

  •
  raise capital via equity securities.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

        In February 2008, the Company and the former shareholders of Haverstick Consulting, Inc. agreed on the working capital calculation called for in the Agreement and Plan of Reorganization dated as of November 2, 2007. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid in part with 697,307 shares of Company stock. The shares issued pursuant to the settlement of the working capital adjustment with Haverstick were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/Period End Date	Filed-Furnished Herewith
2.1	Merger Agreement, dated August 8, 2006, by and among the Company, WFI Government Services, Inc., MRC Merger Company, Inc. and Madison Research Corporation**	8-K	08/14/06
2.2	Agreement dated as of March 9, 2007 by and between LCC Wireless Engineering Services Limited and the Company.**	10K	12/31/06
2.3	Equity Purchase Agreement, dated April 20, 2007, by and between the Company and Strategic Project Services, LLC**	10-K	12/31/06
2.4	Asset Purchase Agreement, dated May 29, 2007, by and between the Company and LCC International, Inc.**	8-K	05/30/07
2.5	Asset Purchase Agreement, dated July 7, 2007, by and between the Company and Burgundy Acquisition Corporation.**	8-K	07/12/07
2.6	Agreement and Plan of Merger dated November 2, 2007, by and among the Company, Haverstick Acquisition Corp. and Haverstick Consulting, Inc.**	8-K	11/7/07
2.7	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among the Company, White Shadow, Inc. and SYS**	8-K	2/21/08
3.1	Amended and Restated Certificate of Incorporation.	10-Q	09/30/01
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/12/07
3.3	Amended and Restated Bylaws	10K/A	4/29/08
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.	8-K/A	06/05/02
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.	S-1	08/18/99
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.	8-K	12/17/04
10.1	Form of Voting Agreement, dated February 20, 2008, by and among the Company and the shareholders of SYS	8-K	2/21/08

10.2	Form of Voting Agreement, dated February 20, 2008, by and among SYS and the stockholders of the Company	8-K	2/21/08
10.3	Amendment and Waiver of First Lien Credit Agreement, dated as of March 27, 2008, by and among the Company, Keybank National Association as Administrative Agent and the Lenders party thereto	8-K	4/2/08
10.4	Amendment and Waiver of Second Lien Credit Agreement, dated as of March 27, 2008, by and among the Company, Keybank National Association as Administrative Agent and the Lenders party thereto	8-K	4/2/08
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

**
Certain schedules and exhibits referenced in the merger agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished supplementally to the SEC upon request.

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
Date: May 8, 2008

QuickLinks

KRATOS DEFENSE & SECURITY SOLUTIONS, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008 INDEX
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
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS
  Item 6. Exhibits
SIGNATURES