Form 10-Q
period 2008-06-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2008-08-07
CIK 1069258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification No.)
4810 Eastgate Mall San Diego, CA 92121 (858) 812-7300 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer"and"smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 31, 2008 104,955,373 shares of the registrant's common stock were outstanding

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 31, 2007	June 29, 2008
Assets
Current assets:
Cash and cash equivalents	$8.6	$17.4
Restricted cash	—	2.1
Accounts receivable, net	77.0	89.1
Income taxes receivable	1.0	0.8
Prepaid expenses	7.4	7.0
Note receivable	2.6	—
Other current assets	8.7	8.9
Current assets of discontinued operations	1.6	0.7

Total current assets	106.9	126.0
Property and equipment, net	6.9	7.6
Goodwill	194.5	238.0
Other intangibles, net	19.9	25.0
Investments in unconsolidated affiliates	0.3	—
Other assets	6.7	4.3
Non current assets of discontinued operations	0.1	0.3

Total assets	$335.3	$401.2

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22.7	$29.2
Accrued expenses	14.5	12.6
Accrued compensation	9.9	13.7
Billings in excess of costs and earnings on uncompleted contracts	10.9	9.2
Accrual for unused office space	1.0	0.7
Current portion of long-term debt	2.6	6.4
Other current liabilities	16.6	19.4
Current liabilities of discontinued operations	5.3	4.3

Total current liabilities	83.5	95.5
Long-term debt, net of current portion	72.9	76.6
Accrual for unused office space, net of current portion	1.4	0.6
Deferred tax liabilities	2.0	2.8
Other long-term liabilities	5.6	3.6
Non current liabilities of discontinued operations	2.7	2.5

Total liabilities	168.1	181.6
Commitments and contingencies (Notes 1, 5, 6, 7, 8 and 13)
Stockholders' equity:
Preferred Stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 10,000 shares outstanding at December 31, 2007 and June 29, 2008, (liquidation preference $5.0 million)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 78,998,922 shares and 104,954,564 issued and outstanding at December 31, 2007 and June 29, 2008, respectively	—	—
Additional paid-in capital	412.7	466.2
Accumulated deficit	(245.5)	(246.6)

Total stockholders' equity	167.2	219.6

Total liabilities and stockholders' equity	$335.3	$401.2

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 29, 2008	June 30, 2007	June 29, 2008
Revenues	$47.8	$72.3	$96.8	$140.5
Cost of revenues	40.3	59.4	82.0	115.0

Gross profit	7.5	12.9	14.8	25.5
Selling, general and administrative expenses	10.8	11.2	19.9	23.1
Recovery of unauthorized issuance of stock options and adjustment to the liability for unused office space	—	(1.2)	—	(1.2)
Stock option investigation and related fees	5.0	—	6.5	—

Operating income (loss)	(8.3)	2.9	(11.6)	3.6
Other income (expense):
Interest expense, net	—	(2.5)	—	(4.8)
Other income, net	0.2	1.4	0.7	1.0

Total other income (expense), net	0.2	(1.1)	0.7	(3.8)

Income (loss) before income taxes	(8.1)	1.8	(10.9)	(0.2)
Provision for income taxes	0.3	0.4	0.5	0.9

Income (loss) from continuing operations	(8.4)	1.4	(11.4)	(1.1)
Income (loss) from discontinued operations	12.6	(0.6)	(4.5)	—

Net income (loss)	$4.2	$0.8	$(15.9)	$(1.1)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.02	$(0.16)	(0.01)
Income (loss) from discontinued operations	0.17	(0.01)	(0.06)	—

Net income (loss)	$0.06	$0.01	$(0.22)	$(0.01)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.02	$(0.16)	$(0.01)
Income (loss) from discontinued operations	0.17	(0.01)	(0.06)	—

Net income (loss)	$0.06	$0.01	$(0.22)	$(0.01)

Weighted average common shares outstanding:
Basic	73.9	80.9	73.9	79.5
Diluted	73.9	83.8	73.9	79.5

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended
	June 30, 2007	June 29, 2008
Operating activities:
Net loss	$(15.9)	$(1.1)
Loss from discontinued operations	(4.5)	—

Loss from continuing operations	(11.4)	(1.1)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	2.5	3.5
Mark to market on swaps	—	(0.6)
Deferred income taxes	0.2	0.4
Change in accrual for unused office space	—	(0.6)
Stock-based compensation	0.3	0.4
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	13.6	1.9
Prepaid expenses	(0.3)	0.8
Other assets	(5.4)	3.1
Accounts payable	(1.3)	2.6
Accrued expenses	4.3	(2.7)
Accrued compensation	(0.5)	(1.4)
Accrual for unused office space	(0.5)	(0.5)
Billings in excess of costs and earnings on uncompleted contracts	(0.6)	(2.7)
Other liabilities	1.4	0.8

Net cash provided by continuing operations	2.3	3.9

Investing activities:
Cash paid or received in acquisitions, net	(6.2)	1.0
Decrease (increase) in restricted cash	1.0	(2.1)
Proceeds from the disposition of discontinued operations	18.6	2.3
Capital expenditures	(1.1)	(0.4)
Proceeds from the sale of investments	—	0.3

Net cash provided by investing activities from continuing operations	12.3	1.1

Financing activities:
Borrowings under line of credit	8.0	5.0
Repayment under line of credit and term notes	(19.0)	(0.7)
Decrease in capital lease obligations	(0.2)	(0.1)

Net cash provided by (used in) financing activities from continuing operations	(11.2)	4.2

Net cash flows of continuing operations	3.4	9.2
Cash flows of discontinued operations
Operating cash flows	5.0	(0.4)
Investing cash flows	(1.5)	—

Net cash flows of discontinued operations	3.5	(0.4)

Net increase in cash and cash equivalents	6.9	8.8
Cash and cash equivalents at beginning of period	5.4	8.6

Cash and cash equivalents at end of period	$12.3	$17.4

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

        In 2006 and 2007, the Company undertook a transformation strategy that culminated in the divestiture in 2007 of its wireless-related businesses and the Company has aggressively pursued business with the federal government, primarily the U.S. Department of Defense, through strategic acquisition. See Note 7, Acquisitions. The Company's divestiture of its European wireless engineering services business was completed in March 2007. In addition, the Company's divestiture of its domestic wireless engineering services business was completed in June 2007 and the divestiture of its wireless deployment services business was completed in July 2007. Accordingly, the accompanying financial statements reflect the divestiture of the domestic wireless engineering services and wireless network deployment business and the results of their operations through the date of divestiture as discontinued operations in the accompanying statements of operations.

        As a result of the divestiture of the Company's wireless related assets and businesses in 2007, the Company changed its name from Wireless Facilities, Inc. to Kratos Defense & Security Solutions, Inc. on September 12, 2007. The name was changed to reflect the Company's revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies and reflects the Company's business going forward. Additionally, the former operating segments have been renamed as the Kratos Government Solutions ("KGS") segment, which includes all former government-related business formerly included in the GNS segment, and the Public Safety & Security ("PSS") segment, which includes all enterprise, commercial and other civilian business formerly included in the ENS segment. All financial statements prior to September 12, 2007 were issued under the Company's previous name, Wireless Facilities, Inc.

(b)   Basis of Presentation

        The information as of June 29, 2008, and for the three and six months ended June 30, 2007 and June 29, 2008 is unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

audited annual consolidated financial statements for the year ended December 31, 2007, filed on Form 10-K on March 27, 2008 with the United States Securities and Exchange Commission ("SEC"). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

(d)   Fiscal Calendar

        In 2008, the Company changed its fiscal year end to the last Sunday of the year with interim fiscal periods ending on the last Sunday of the last calendar month of each quarter. For fiscal year 2007, the Company's year end was December 31 with fiscal periods ending on the last calendar day of the last month of each quarter.

(e)   Revenue Recognition

        The Company provides services to customers under three primary types of contracts: fixed-price; time and materials; and cost reimbursable plus fixed fee. The Company realizes a portion of its revenue from long-term contracts and accounts for these contracts under the provisions of Statement of Position (SOP) 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue on fixed-price contracts is recognized using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include materials, direct labor, overhead, and allowable general and administrative expenses (for government contracts). While the Company generally does not incur a material amount of set-up fees for its projects, such costs, if any, are excluded from the estimated total costs to complete the contract and are expensed as incurred. Cost estimates are reviewed monthly on an individual contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss associated with a contract is accrued and charged to operations in the period it is determined that it is probable a loss will be realized from the performance of the contract.

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

        Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company's then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. If, in any period, the Company significantly increase or

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

decrease the estimate of the total costs to complete a project, and/or reduce or increase the associated contract value, revenue for that period would be impacted. To the extent that the Company's estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the periods ended June 30, 2007 and June 29, 2008.

        Under the terms of substantially all of the Company's fixed price contracts, if a contract is terminated without proper cause by the customer, the customer creates unplanned/unreasonable time delays, or the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks are reflected in the Company's ongoing periodic assessment of the "total contract value" and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2007 and June 29, 2008 were $34.2 million and $44.4 million, respectively. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of December 31, 2007 and June 29, 2008, approximately $0.4 million and $0.2 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

        Revenue from certain time and materials and fixed-price contracts are recognized when realized or realizable and earned, in accordance with Staff Accounting Bulletin (SAB) 104 (recognized when services are rendered at contracted labor rates, when materials are delivered and when other direct costs are incurred). Additionally, based on management's periodic assessment of the collectibility of its accounts receivable, credit worthiness and financial condition of customers, the Company determines if collection is reasonably assured prior to the recognition of revenue.

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

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

    (4)
    whether the Company serves as an agent or broker, with compensation on a commission or fee basis.

(f)    Inventory

        Inventories that are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 31, 2007 and June 29, 2008, the Company had $2.1 million and $2.7 million, respectively, of inventories which were reflected in other current assets on the Consolidated Balance Sheets.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

Note 2. Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 as of January 1, 2008 and has elected not to measure any additional financial instruments or other items at fair value.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Recent Accounting Pronouncements (Continued)

applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and any adjustments to an entity's deferred tax assets and uncertain tax positions that occur after the measurement period will be recorded as a component of income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Additionally, SFAS 141 (R) is effective for changes to valuation allowances or acquired uncertain tax positions occurring after the effective date of SFAS 141 (R), where the acquisition date occurs prior to the effective date for SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on its financial statements; however, since the Company has significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. For additional discussion on deferred tax valuation allowances, refer to Note 10 to the Consolidated Financial Statements in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the Company's results of operations, financial condition or liquidity.

        In December 2007, the EITF issued Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement pursuant to the guidance in EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the Company's results of operations, financial condition or liquidity.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Recent Accounting Pronouncements (Continued)

intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement and anticipates that the statement will not have a significant impact on the Company's results of operations, financial condition or liquidity.

        In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, "Business Combinations." The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

        In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

        In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity

        The Company had the following three stock option plans under which shares were available for grant at June 29, 2008: the 1999 Equity Incentive Plan (the "1999 Plan"), the 2000 Non-Statutory Stock Option Plan (the "2000 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). In addition, the Company has a Restricted Stock Unit Agreement (the "RSU Agreement") to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Equity Incentive Plan (the "Plan").

        The following table summarizes the Company's Restricted Stock Unit activity:

(Shares in Thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested balance, December 31, 2007	2,156	$2.28
Grants	760	2.05
Payments	—	—
Cancellations/Forfeitures	—	—

Nonvested balance, June 29, 2008	2,916	$2.22

        The following table shows the amounts recognized in the financial statements for the three and six months ended June 30, 2007 and June 29, 2008 for share-based compensation expense related to employees (in millions, except per share data). The share-based compensation expense for the three and six months ended June 30, 2007 and June 29, 2008 primarily relates to the grant of restricted stock units. In addition, for the three and six months ended June 30, 2007 and June 29, 2008, there was no incremental tax benefit from stock options exercised in the period.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 29, 2008	June 30, 2007	June 29, 2008
Cost of revenues	$—	$—	$—	$—
Selling, general and administrative	0.1	0.2	0.3	0.4

Total cost of employee share-based compensation included in income (loss) from continuing operations, before income tax	0.1	0.2	0.3	0.4
Amount of income tax recognized in earnings	—	—	—	—

Amount charged against income from continuing operations	0.1	0.2	0.3	0.4
Amount charged against income (loss) from discontinued operations	0.4	—	0.4	—

Total charged against income	$0.5	$0.2	$0.7	$0.4

Total impact on net income (loss) per common share:
Basic	$(0.01)	$—	$(0.01)	$—
Diluted	$(0.01)	$—	$(0.01)	$—

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity (Continued)

        A summary of the changes in Stockholders' Equity for the periods ended June 30, 2007 and June 29, 2008 is provided below (in millions):

	Six Months Ended June 30, 2007	Six Months Ended June 29, 2008
Stockholders' equity, beginning of period	$187.1	$167.2
Stock based compensation and Employee Stock Purchase Plan	0.7	0.4
Working capital adjustment for Haverstick acquisition	—	1.3
Cumulative effect adjustment upon adoption of FIN No. 48	(0.1)	—
Additional paid-in-capital for acquisition	—	51.8
Net loss	(15.9)	(1.1)

Stockholders' equity, end of period	$171.8	$219.6

        The Company has two classes of stock, Series B Convertible Preferred Stock and Common Stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock in the most recent fiscal year ended December 31, 2007 or for the period ended June 29, 2008. Common stock issued by the Company for the most recent fiscal year ended December 31, 2007 and through the period ended June 29, 2008 was as follows: (in millions)

	Year ended December 31, 2007	Six Months Ended June 29, 2008
Shares outstanding at the beginning of the period	73.9	79.0
Common stock issued for acquisitions	4.6	26.0
Stock based compensation	0.4	—
Stock options exercised	0.1	—

Shares outstanding at the end of the period	79.0	105.0

        The Company has an Employee Stock Purchase Plan (ESPP) which was approved in 1999 and subsequently suspended effective January 1, 2006. The Company reactivated the ESPP on April 1, 2008.

Note 4. Net Income (Loss) Per Common Share

        The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Net Income (Loss) Per Common Share (Continued)

period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities (in millions).

	For the Three Months Ended June 30		For the Six Months Ended June 29
	2007	2008	2007	2008
Anti-dilutive weighted shares from stock options excluded from calculation	10.0	8.9	10.4	8.9
Anti-dilutive weighted shares from preferred stock excluded from calculation	1.0	—	1.0	1.0
Anti-dilutive weighted shares of common stock contingently issuable	—	—	—	2.9

Note 5. Income Taxes

        The Company adopted the provisions of Financial Accounting Standards Board Interpretations (FIN) 48 on January 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $4.7 million. Additionally, the Company has a tax refund claim of $2.4 million for which it has not recorded any benefit under FIN 48 or prior standards. As a result of the implementation of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, with $0.2 million net decrease in valuation allowance, $0.1 million charged to retained earnings, and $0.4 million recorded to goodwill. In addition, the Company reduced its gross deferred tax assets by $10.8 million for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

        As of December 31, 2007, the Company had $15.2 million of unrecognized tax benefits. During the first quarter of 2008, this amount was reduced by $1.2 million relating to the expiration of statutes of limitations resulting in unrecognized tax benefits at March 31, 2008 of $14.0 million. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations for $1.1 million and a reduction to goodwill for $0.1 million. As of June 29, 2008, the Company had $14.1 million of unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There were no material amounts recorded during the period ended June 30, 2007 and $0.1 million during the period ended June 29, 2008.

        The Company believes that it is reasonably possible that as much as $3.1 million of the FIN 48 tax liabilities will expire within 12 months of June 29, 2008 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

        The negative tax rate of 450% for the six month period ended June 29, 2008 is a function of the relationship between certain minimum taxes that the Company is subject to regardless of its income.

        The Company is subject to taxation in the U.S. and various state tax jurisdictions. The Company's tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss carryforwards. Generally, the Company's tax years for 2002 and forward are subject to examination by various foreign tax authorities.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Income Taxes (Continued)

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

        The EMEA operations were sold to LCC International, Inc. (LCC) on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. The Company also received approximately $1.8 million from its EMEA operations, prior and subsequent to the closing date as payment on outstanding intercompany debt. The sale of EMEA generated a gain on disposition of $3.3 million. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on March 31, 2008. In the fourth quarter of 2007, the Company recorded a reserve of $0.7 million on the remaining sales price holdback based on the Company's assessment of LCC's available liquidity and ability to pay following the Company's review of LCC's most recently filed financial statements, thereby reducing the net estimated gain on this transaction to $2.6 million. In May 2008, the Company and LCC reached an agreement related to the $0.7 million holdback amount, under which LCC has agreed to pay the Company the outstanding balance in $100,000 increments each month commencing June 30, 2008. The Company did not receive the payments due on June 30, 2008 or July 31, 2008. While the Company intends to vigorously pursue collection of the amounts, there is a substantial likelihood the Company will not receive payment of the amount due in light of LCC's apparent current available liquidity.

        On April 20, 2007, the Company entered into an Equity Purchase Agreement to sell all of the issued and outstanding equity of its interests of its wholly owned subsidiary WFI Brazil Techlogia en Telecomunicaciones LTDA, to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25 percent of net receivables collected subsequent to the closing date. With respect to the additional earn-out consideration, the Company has not received and does not expect to receive any payments. The Company recorded an impairment charge of approximately $5.2 million as of December 31, 2006 to reduce the current carrying value of the Brazil operations to their estimated fair value based upon indications of interest at that time.. In the second quarter of 2007, when this business was sold, a gain on disposition of $0.2 million was recorded primarily due to lower than expected selling costs.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Significant Transactions (Continued)

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

        On July 5, 2007, the Company sold the $21.6 million subordinated promissory note taken in the sale of assets to LCC in exchange for approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million. The note was acquired by a fund affiliated with Silver Point Capital, L.P. The Company collected $2.3 million in January 2008, net of a $0.1 million discount from Silver Point in accordance with the terms of the note agreement for the working capital portion of the note. The Company did not provide any guaranty for LCC's payment obligations for the note.

        On July 24, 2007, the Company completed the sale to an affiliate of Platinum Equity of its wireless deployment services portion of the Wireless Network Services segment and the Wireless Facilities trade and corporate names. The total consideration for the acquisition was $24 million including $18 million in cash at closing, subject to typical post-closing working capital adjustments, and an aggregate $6 million in a three-year earn-out arrangement. The Company provided certain transition services to Platinum Equity for a period of nine months pursuant to a Transition Services Agreement. Under an employee leasing arrangement with Platinum Equity, the Company serviced the payroll for the deployment business employees until October 1, 2007. On September 25, 2007, in accordance with the acquisition agreement, the Company provided its working capital calculation to Platinum Equity. On July 16, 2008, the Company came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement was terminated. The adjustment is to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. As of June 29, 2008, the balance of $5.0 million has been reflected in other current liabilities. As of August 6, 2008, the $2.5 million initial payment had not been made.

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

(Unaudited)

Note 6. Significant Transactions (Continued)

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

        In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the quarter ended June 30, 2007 and June 29, 2008, interest expense allocated to discontinued operations was approximately $1.0 million and zero, respectively. For the six months ended June 30, 2007 and June 29, 2008, interest expense allocated to discontinued operations was approximately $2.1 million and zero, respectively. For the six months ended June 29, 2008, the primary activity related to discontinued operations was a reduction in tax contingencies net of a charge for impairment of assets and the adjustment related to the agreement of the working capital with Platinum Equity. The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Six Months Ended June 30
	June 30, 2007	June 29, 2008	June 30, 2007	June 29, 2008
Revenue	$32.6	$—	$79.6	$—

Net income (loss) before taxes	$12.6	$(0.4)	$(5.6)	$(0.9)
Provision (benefit) for income taxes	—	0.2	(1.1)	(0.9)

Net income (loss) after taxes	$12.6	$(0.6)	$(4.5)	$—

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Significant Transactions (Continued)

        The following is a summary of the assets and liabilities of discontinued operations as of December 31, 2007 and June 29, 2008 (in millions):

	December 31, 2007	June 29, 2008
Cash	$0.3	$0.2
Accounts receivable, net	0.8	—
Other current assets	0.5	0.5

Current assets of discontinued operations	$1.6	$0.7

Other non-current assets	$0.1	$0.3

Non-current assets of discontinued operations	$0.1	$0.3

Accounts payable	$—	$0.1
Accrued expenses	3.7	3.2
Income tax contingencies	1.2	0.6
Other current liabilities	0.4	0.4

Current liabilities of discontinued operations	$5.3	$4.3

Non-current income tax contingencies	$2.0	$1.9
Other non-current liabilities	0.7	0.6

Non-current liabilities of discontinued operations	$2.7	$2.5

Note 7. Acquisitions

        The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the six months ended June 29, 2008 (in millions):

Government Network Services
Goodwill
Balance as of December 31, 2007	$194.5
Acquisition of SYS	41.0
Purchase accounting adjustments	2.5

Balance as of June 29, 2008	$238.0

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Acquisitions (Continued)

	December 31, 2007			June 29, 2008
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Intangible Assets
Acquired finite-lived intangible assets
Customer relationships	$15.0	$(2.6)	$12.4	$17.4	$(3.4)	$14.0
Contracts and backlog	11.6	(4.2)	7.4	12.2	(5.6)	6.6
Non-compete agreements	1.3	(1.2)	0.1	1.5	(1.3)	0.2
Intellectual property	0.4	(0.4)	—	4.6	(0.4)	4.2

Total	$28.3	$(8.4)	$19.9	$35.7	$(10.7)	$25.0

        Consolidated amortization expense related to intangible assets subject to amortization was $0.7 million and $1.1 million for the quarters ended June 30, 2007 and June 29, 2008, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $1.4 million and $2.3 million for the six months ended June 30, 2007 and June 29, 2008, respectively.

        On June 28, 2008, the Company acquired San Diego-based SYS Technologies ("SYS"). SYS provides a range of Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR) and net-centric solutions to federal, state, local and other customers. The combination of SYS and Kratos creates a broad, complementary set of offerings, and positions the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly-specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C5ISR. The amount of goodwill assigned in the following preliminary allocation of purchase price is primarily attributable to the aforementioned advantages of this acquisition. Further, goodwill assigned to this transaction has not yet been allocated to the Company's reportable segments.

        The purchase price of $55.2 million includes direct transaction costs of $2.3 million and restructuring costs to be paid by Kratos. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 25.3 million, based on 20.1 million shares of SYS common stock outstanding and the exchange ratio of 1.2582 for each SYS share, at a price of $2.022 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and two days subsequent to the public announcement of the merger on February 21, 2008. After the signing the definitive merger agreement in February 2008, senior management of Kratos and SYS have been developing a plan to restructure and/or exit certain business activities of SYS. The plan includes a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. As of June 29, 2008, the plan tentatively estimates approximately $1.3 million of restructuring costs associated with personnel, and additional costs of $0.4 million for facilities consolidation. Personnel, facilities consolidation and exit costs are still being developed, therefore, the estimated restructuring liabilities are subject to change as plans become finalized. The Company expects to finalize the restructuring plan as soon as possible, but no later than June 28, 2009.

        The Consolidated Statement of Operations for the three and six month periods ended June 29, 2008 does not include the results of operations for SYS.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Acquisitions (Continued)

        The following summarizes the preliminary allocation of the purchase price, including transaction costs of $2.3 million, to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Accounts receivable, net	$14.0
Total current assets, net of accounts receivable	6.0
Property, plant, and equipment	1.6
Intangible assets	7.4
Goodwill	41.0
Other assets	0.2

Total assets	70.2
Current liabilities	(13.7)
Other liabilities	(1.3)

Net assets acquired	$55.2

        The goodwill recorded in this transaction is not tax deductible

        The Company is currently reviewing the preliminary fair value of assets acquired and liabilities assumed, including valuations associated with identified intangible assets, as well as restructuring costs. Adjustments to the purchase price allocation are expected, and there can be no assurance that such adjustments will not be material. The Company expects to finalize the purchase price allocation by December 2008, or if later, by June 28, 2009.

        On December 31, 2007, the Company acquired Indianapolis Indiana headquartered Haverstick Consulting, Inc. (Haverstick) as part of the Kratos Government Solutions segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, the Company expanded its customer footprint within the Department of Defense (DoD), and enhanced its presence with the U.S. Air Force, a key growth area for Kratos. The aforementioned factors are the primary reason for the purchase price of Haverstick and the amount subsequently assigned to goodwill.

        The total purchase price was $90.2 million including transaction costs incurred by the Company of $0.5 million. The purchase price paid to Haverstick was $89.7 million comprised of $70.3 million in cash and the issuance of 7.48 million shares of the Company's common stock valued at $2.60 per share or an aggregate stock consideration of $19.4 million. The value of the shares issued was determined by averaging the market price of the stock two days before and two days after the announcement of the acquisition, November 5, 2007. The Company paid $81.1 million, $66.7 million of which was cash paid at closing, $2.4 million was paid shortly thereafter, and $12.0 million in common stock. The Company held back $8.6 million (the Holdback Consideration) to secure any negative working capital adjustments required by the merger agreement and the Company's indemnity rights. The Holdback Consideration is comprised of both cash and Kratos stock in the amounts of $1.2 million and $7.4 million, respectively, and accrues interest at a rate of LIBOR plus 4% until paid. The Holdback Consideration will be released in 50% increments on the 12th month and 21st month of the anniversary date of the acquisition. In addition to the indemnity holdback, the agreement also calls for a post closing working

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Acquisitions (Continued)

capital adjustment. To fund the acquisition, the Company secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced the Company's previous credit facility which had an outstanding principal balance of $6.0 million on the date of closing.

        In February 2008, the Company and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid with 697,315 shares of Company stock on June 30, 2008, valued at $1.3 million and cash of $0.2 million in April 2008.

        Until the date on which the shares of stock became salable, interest accrued on the value of the closing stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The shares became saleable on June 30, 2008 and 167,692 additional shares were issued in satisfaction of the accrued interest.

        The following table summarizes supplemental statement of operations information on an unaudited pro forma basis as if the acquisitions of Haverstick and SYS had occurred on January 1, 2007 and includes adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company, with the exception of approximately $3.0 million of acquisition costs of SYS included in the supplemental statement of operations for the three months ended June 29, 2008. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all unaudited amounts, all, except per share amounts are in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 29, 2008	June 30, 2007	June 29, 2008
Pro forma revenues	$94.2	$90.1	$186.4	$177.0
Pro forma net income (loss)	$3.6	$(2.1)	$(17.5)	$(4.0)
Basic pro forma net loss per share	$0.03	$(0.02)	$(0.17)	$(0.04)
Diluted pro forma net loss per share	$0.03	$(0.02)	$(0.17)	$(0.04)

Contingent Acquisition Consideration

        In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable. The other current liabilities on the accompanying Consolidated Balance Sheet as of June 29, 2008 include $2.4 million for Madison Research Corporation (MRC) and $0.6 million for Haverstick. Included in other long-term liabilities is $0.6 million for Haverstick with the contingent common stock consideration of $8.2 million reflected as additional paid in capital for contingent consideration in the accompanying Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Acquisitions (Continued)

        The MRC holdback of approximately $2.4 million was originally due in April 2008 and this date has been extended to provide additional time to resolve outstanding indemnification obligations. The Company expects to make this payment in the latter half of 2008. The remaining amounts for Haverstick of $1.2 million in cash and $8.2 million in common stock are due in equal payments in December 2008 and September 2009. The holdback arrangements accrue interest in accordance with the terms of the purchase agreements.

        A summary of the contingent acquisition consideration as of December 31, 2007 and June 29, 2008 is summarized in the following table (in millions):

	Haverstick	MRC	Total
Balance as of December 31, 2007	$8.6	2.3	$10.9
Post acquisition adjustments and interest accruals	0.8	0.1	0.9

Balance as of June 29, 2008	$9.4	$2.4	$11.8

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

        The Credit Facilities contain covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which are defined by the terms of the agreements. These financial covenants include a maximum first lien leverage ratio, a maximum total

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Notes Payable and Other Financing Arrangements (Continued)

leverage ratio, a minimum liquidity ratio, a minimum fixed charge coverage ratio, and a minimum consolidated EBITDA at various dates for the $50.0 million term loan and the $25.0 million revolver as outlined in the following table.

Date	Maximum First Lien Leverage Ratio	Maximum Total Leverage Ratio	Minimum Liquidity Ratio	Minimum Fixed Charge Coverage Ratio	Minimum Consolidated EBITDA (in millions)
December 31, 2007 - 2008	3.22 to 4.76:1.00	3.76 to 5.68:1.00	1.56 to 1.33:1.00	1.05 to 0.50:1.00	$16.1 to $19.4
2009	2.97 to 2.33:1.00	2.78 to 3.50:1.00	1.60 to 1.58:1.00	1.11 to 1.02:1.00	$19,8 to $21.5
2010	1.75 to 2.00:1.00	2.25 to 2.50:1.00	1.54 to 1.49:1.00	1.10 to 1.06:1.00	$21.5 to $23.4
2011	1.75:1.00	2.25:1.00	1.55 to 1.53:1.00	1.10:1.00	$24.4 to $26.5
2012	1.75:1.00	2.25:1.00	1.42 to 1.54:1.00	1.10:1.00	$26.7 to $27.6

        The $10.0 million subordinated term loan also provides for similar financial covenants.

        As of June 29, 2008, the Company's outstanding balance on the facility was $79.9 million and the weighted average interest rate on the debt borrowed during the quarter and six months ended June 29, 2008 was 12.07% and 11.73% respectively. As of June 29, 2008, the unused line of credit under the revolving line of credit was $2.9 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of the credit facility. The Company was in compliance with all covenants under the credit facility as of June 29, 2008.

        In July 2008, we paid $1.7 million related to the 2007 securities litigation settlement. This amount was partially funded with $1.2 million of the funds placed in the restricted account. The Company expects to pay an additional $3.0 million related to the settlement of the 2004 Securities litigation in the third quarter of this year. Approximately $1.0 million of this amount will come from the restricted cash account and the balance will come from cash in the Company's operating accounts.

        On February 11, 2008, the Company entered into a three derivative financial instruments with Key Bank to reduce the Company's exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2010 and March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. The Company designated these instruments as cash flow hedges. In March 2008, as a result of the amendment to the Company's credit facility, which included a LIBOR floor rate of 4.25%, the Company determined that these instruments were no longer highly effective as a hedge. As a result, a charge of $0.7 million from marking the derivative financial instruments to market has been reflected in other income (expense), net rather than in other comprehensive income on the Company's Consolidated Balance Sheet as of March 30, 2008. For the quarter ended June 29, 2008, the result of marking the derivatives to market was a $1.3 million gain reflected in other income (expense), net. The net gain associated with the derivatives for the six months ended June 29, 2008 was $0.6 million. Future gains and losses on these derivative instruments as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will continue to be recognized in the Company's Statement of Operations. See Note 9.

        In March 2008, the Company entered into a tentative agreement to settle the 2004 and 2007 securities class action litigation actions and, as a result, the Company recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue its share of the settlement amounts and an estimate

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Notes Payable and Other Financing Arrangements (Continued)

for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by the Company's insurance carriers. As a consequence of recording this legal settlement, the Company did not meet certain of the financial covenants in accordance with the credit facility. Accordingly, on March 27, 2008, the Company obtained an amendment and waiver from its lenders to waive the impact of the legal settlement amounts on its financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the credit facility to provide for an increase in the LIBOR floor rate to 4.25% and to require that the Company set aside in a restricted account approximately 50% of the proceeds of the recovery from the theft of stock options by its former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. In April 2008, $1.7 million was transferred to a restricted cash account and in July 2008, an additional $0.6 million was transferred for the amount received from the insurance carriers as settlement on the theft of stock options. The lenders have also reserved the right to require the Company to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expires upon the Company's compliance with financial covenants under the credit facility for the four consecutive quarters commencing after January 1, 2008.

        On June 26, 2008, the Company entered into a second amendment to its credit facility in order to obtain changes necessary to complete the merger with SYS. The amendment specifically approves the Unsecured Subordinated Convertible Notes issued by SYS as subordinated debt under the credit facility provided that a Subordination Agreement is obtained from the note holders representing no less than 95% of the aggregate principal amount of all Subordinated Notes which was subsequently completed in July 2008. In addition, the amendment provides for an add-back for amounts representing actual transaction costs incurred by an acquired entity in the computation of Consolidated EBITDA, as defined in the credit agreement, in any acquisition in which 100% of the purchase price is paid in Equity Securities of the Company.

        As of June 29, 2008, the Company had outstanding convertible notes payable which were acquired as the result of the SYS acquisition totaling $3.1 million, of which $0.8 was payable to related parties. The convertible notes payable are unsecured and subordinated to the Company's bank debt and bear interest at 10% per annum payable quarterly. Principal is due February 14, 2009 and the notes are convertible at any time into shares of common stock at a conversion rate of $2.86 per share.

Note 9. Fair Value Measurement

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

        SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Fair Value Measurement (Continued)

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

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 29, 2008 (in millions):

Fair Value Measurements at June 29, 2008 Using

	Total Carrying Value June 29, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$0.6	$—	$0.6	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and are validated with the use of a nationally recognized financial reporting service.

Note 10. Customer Information

        The following table presents the Company's key customers from continuing operations for the periods presented and the percentage of net sales made to such customers (in millions):

	For the Three Months Ended				For the Six Months Ended
Key Customersa	June 30, 2007		June 29, 2008		June 30, 2007		June 29,2008
U.S. Navy	$8.7	18.2%	$24.1	33.3%	$18.1	18.7%	$46.1	32.8%
U.S. Army	$13.3	27.8%	$14.5	20.1%	$23.3	24.1%	$27.1	19.3%
Foreign Military Sales	$4.6	9.6%	$2.5	3.5%	$10.1	10.4%	$6.2	4.4%

        The customers are all part of Kratos Government Solutions. The top five customers accounted for approximately 65% and 62% of total revenue for the three and six months ended June 29, 2007, respectively, and for approximately 65% of total revenue for the three and six months ended June 29, 2008.

Note 11. Segment Information

        Prior to the divestiture of our wireless-related business, the Company had three operating segments: Wireless Network Services (WNS) segment, Enterprise Network Services (ENS) segment, and Government Network Services (GNS) segment. Following the divestiture of the WNS segment and corporate name change, the Company reorganized into two operating segments, Kratos Government Solutions (KGS) (formerly GNS) and Public Safety and Security (PSS) (formerly ENS). The financial statements in this Quarterly Report are presented in a manner consistent with the new operating structure.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Segment Information (Continued)

        Certain income and charges are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance. Unallocated charges are related to corporate expenses previously allocated to the discontinued Wireless Network Services segment, share based compensation charges and related tax adjustments, expenses related to the stock option investigation that was completed in September 2007, a benefit for the insurance proceeds received for the theft of stock options and a benefit related to a change in estimate for the Company's unused office space. These charges are included in corporate activities in the table below. Revenues and operating income generated by the Company's current reporting segments for the three and six months ended June 30, 2007 and June 29, 2008 are as follows (in millions):

	Three months ended		Six months ended
	June 30, 2007	June 29, 2008	June 30, 2007	June 29, 2008
Revenues:
Government Solutions	$35.5	$59.2	$72.5	$114.1
Public Safety & Security	12.3	13.1	24.3	26.4

Total revenues	$47.8	$72.3	$96.8	$140.5

Operating income (loss):
Government Solutions	$0.7	$1.8	$2.6	$2.6
Public Safety & Security	$(1.6)	$0.1	$(3.7)	$0.2
Corporate activities	$(7.4)	$1.0	$(10.5)	$0.8

Total operating income (loss)	$(8.3)	$2.9	$(11.6)	$3.6

        Segment assets as of December 31, 2007 were $292.4 million for the Government Solutions segment and $22.5 million for the Public Safety and Security Segment. Both segments in total will have increased assets due to the acquisition of SYS of approximately $55.2 million. As of June 29, 2008 the allocation of the SYS assets to the segments has not been determined.

Note 12. Related Party Transactions

        In 2002, the Company issued 90,000 shares of Series B Convertible Preferred Stock in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the previous Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares).

        As of June 29, 2008, a total of 10,000 shares of Series B Convertible Stock remain outstanding with a total liquidation preference of $5.0 million.

        The Company acquired unsecured subordinated notes payable as a result of the SYS acquisition and $0.8 million of the notes are held by employees of SYS who are now employees of the Company.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        Plaintiffs filed amended complaints in the six focus cases in August 2007. The Company is not one of the focus case issuers. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. In September 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. The deadline for the focus case defendants to answer is August 31, 2008. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies," the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies, less any applicable retention or co-insurance obligations that are expected to be paid directly by the Company. The Company estimates that the amount of its payment toward the settlement will be approximately $2.4 million. The Company has accrued approximately $2.4 million as of June 29, 2008 related to this matter. In June, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and the parties currently are drafting the documents necessary to seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the parties will reach agreement on settlement terms, that the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. Plaintiffs have 30 days from that order to seek permission from the Ninth Circuit to appeal the jurisdictional order. The parties have conferred and discussed the Court's personal jurisdictional order and certification order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before August 6, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case No. 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to the Court's order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. The parties have conferred and discussed the Court's order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company or the individual defendants may bring in an effort to dismiss the Hameed Action. Pursuant to the parties' stipulation, such motions must be brought on or before August 6, 2008.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

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

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the settlement proposal, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers will pay the settlement amount, less any applicable retention or co-insurance obligations and contributions that are expected to be paid directly by the Company. The Company estimates that the total amount of its payment toward the settlement will be approximately $1.7 million. The Company has accrued approximately $1.7 million as of June 29, 2008 related to this matter. In May 2008, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and the parties currently are drafting the documents necessary to seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

that the parties will reach agreement or settlement terms, the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.6 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.6 million as of June 29, 2008 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its informal investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and intends to continue to cooperate with the U.S. Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million, and is in the process of liquidating the remaining assets which approximate $0.1 million in value. In June 2008, the Company's insurance carrier agreed to reimburse the Company for $0.6 million related to the theft of stock options. As a result, a benefit for this amount has been recorded in the recovery of unauthorized issuance of stock options and adjustment to the liability for unused office space line item for the three and six month periods ended June 29, 2008 in the accompanying Consolidated Statements of Operations.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending or the appropriation of funding by the federal government of the U.S. Department of Defense, which could cause delays or cancellations of key government contracts; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks that the integration of Haverstick and SYS will prove more costly, take more time, or be more distracting than currently anticipated; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to obtain court approval of the proposed litigation settlement or to ultimately settle the litigation; failure to successfully consummate acquisitions or integrate acquired operations; and competition in the marketplace which could reduce revenues and profit margins.

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

Overview

        We provide mission critical engineering, IT services and warfighter solutions to the U.S. Government and government agencies, as well as to state and local agencies and commercial customers. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems Intelligence, Surveillance and Reconnaissance (C5ISR), weapon systems lifecycle support and extension, military range operations and technical services, missile, rocket and weapon test and evaluation, mission launch services, public safety, security and surveillance, advanced network engineering services and IT services, and critical infrastructure design and integration services.

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

  Kratos Government Solutions Segment (KGS)

        Our Kratos Government Solutions segment provides engineering, information technology and technical services to federal, state, and local government agencies, but primarily the U.S. Department of Defense (DoD). Our work includes weapon systems lifecycle support and extension; C5ISR; military range operations and technical services; missile, rocket, and weapon systems test and evaluation; mission launch services; public safety and security services; advanced network engineering and information technology services; and public safety, security and surveillance systems integration. Our KGS segment also focuses on the homeland security market with products and services aimed at supporting first responders.

  Public Safety and Security Segment (PSS)

        Our Public Safety and Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, and temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are retail, healthcare, education, sports and entertainment, municipal government, correctional facilities and other public facilities. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations, comprised of Kratos Mid-Atlantic, Kratos Southeast, and Kratos Southwest, where we are focused on security, surveillance and other building automation and integration services.

Divestiture of Wireless Network Business

        On December 28, 2006, our Board approved a plan to divest portions of our business where critical mass had not been achieved. This plan involved the divestiture of our EMEA operations and our remaining South American operations. The EMEA operations were sold to LCC International, Inc. ("LCC") on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. We also received approximately $1.8 million from our EMEA operations prior and subsequent to the closing date as payment on outstanding intercompany debt. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on March 31, 2008. Based upon our review of the most recently available financial statements of the buyer, as of December 31, 2007, we have concern about their ability to pay this holdback, due to their available liquidity. We have recorded a reserve of $0.7 million for this receivable. In May 2008, we reached an agreement with LCC for the payment of the $0.7 million holdback amount, under which LCC has agreed to pay as the outstanding balance in $0.1 million increments each month commencing June 30, 2008. We have not yet received the payments due on June 30, 2008 or July 31, 2008. While we intend to vigorously pursue collection of the amounts, there is a substantial likelihood that we will not receive payment of the amount due, in light off LCC's apparent available liquidity amounts.

        We recorded an impairment charge of $5.2 million in the fourth quarter of 2006 to reduce the current carrying value of our South American operations to their estimated fair value based upon current indications of interest.

        On April 20, 2007, we entered into an Equity Purchase Agreement to sell all of the issued and outstanding equity of its interests of our wholly-owned subsidiary WFI de Brazil Techlogia en Telecommunications LTDA to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25 percent of net receivables collected subsequent to the closing date. With respect to the additional earn-out consideration, the Company has not received and does not anticipate receiving any payments.

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

        On July 5, 2007, we sold the $21.6 million Subordinated Promissory Note to Silver Point Capital, L.P. ("Silver Point") in a transaction arranged by KeyBanc Capital Markets ("KeyBanc"). We received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million, which includes a $0.75 million fee to KeyBanc, an affiliate of our lender. On January 30, 2008, we received net proceeds of approximately $2.3 million on the working capital adjustment from Silver Point, net of a $0.1 million discount from par value. We did not provide any guaranty for LCC's payment obligations under the note.

        On July 7, 2007, we entered into a definitive agreement with an affiliate of Platinum Equity to sell our deployment services business of our wireless network services segment for total consideration payable of $24 million, including $18 million in cash at closing (subject to typical post closing working capital adjustments) and an aggregate $6 million in a three-year earn-out arrangement. We also agreed to provide certain transition services for a period of six months. The assets sold to Platinum Equity included all of our wireless deployment business and the Wireless Facilities name. The transaction closed on July 24, 2007. As a result of these engineering and deployment services divestitures in 2007, the Wireless Network Services segment has been classified as a discontinued operation in this Quarterly Report and all prior year results presented herein have been reclassified to reflect these businesses as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        On September 25, 2007, we provided the working capital calculation to Platinum Equity, which indicated a working capital adjustment was due to Platinum Equity primarily due to cash collected on accounts receivables by us prior to the close of the transaction that exceeded our previous estimate of working capital to be delivered to Platinum Equity. On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. The adjustment is to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. As of June 29, 2008, the balance $5.0 million has been reflected in other current liabilities. As of August 6, 2008, the initial $2.5 million payment had not been made.

Recent Acquisitions

        On December 31, 2007, we completed our acquisition of Indianapolis, Indiana headquartered Haverstick Consulting, Inc. ("Haverstick") as part of our KGS segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, we expanded our customer relationship within the DoD and enhanced our presence with the U.S. Air Force, a key growth area for Haverstick.

        The total purchase price was $90.2 million including transaction costs incurred by Kratos of $0.5 million. The purchase price paid to Haverstick of $89.7 million was paid in a combination of $70.3 million of cash and common stock valued at $19.4 million. We paid $66.7 million in cash at closing, $2.4 million in cash shortly thereafter and $12.0 million of common stock. In addition, $1.2 million in cash and $7.4 million in stock was held back to secure any negative working capital adjustments required by the merger agreement and our indemnity rights. The holdback consideration, which accrues interest in accordance with the terms of the agreement until paid, will be released on the 12th month and 21st month after the date of the acquisition. In addition to the indemnity holdback, the agreement also calls for a post closing working capital adjustment. To fund the acquisition, we secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced our previous credit facility, which had an outstanding principal balance of $6.0 million on December 31, 2007.

        In February 2008, we and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid with 697,315 shares of Company stock valued at $1.3 million and cash of $0.2 million in April 2008.

        Until the date on which the shares of stock became salable interest shall accrued on the value of the closing stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The shares became saleable on June 30, 2008. and 167,692 additional shares were issued in satisfaction of the accrued interest.

        On June 28, 2008, we completed our merger with SYS Technologies ("SYS"), a San Diego-based company. The merger of SYS into Kratos enhances Kratos' position as a premier mid-tier federal, state and local government contractor in the United States in the areas of C5ISR, IT services and public safety and homeland security solutions. The combination of SYS and Kratos creates a broad, complementary set of offerings, and positions the organization to deliver proven capabilities to a wider spectrum of customers.

        The purchase price of $55.2 million included direct transaction costs of $2.3 million to be paid by Kratos. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 25.3 million, based on 20.1 million shares of SYS common stock outstanding and the exchange ratio of 1.2582 for each SYS share, at a price of $2.022 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and two days subsequent to the public announcement of the merger on February 21, 2008.

        A complete description of our business is set forth in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2008.

        As of June 29, 2008, we consider the following factors to be important in understanding our financial statements.

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

        We believe that our Kratos Government Solutions segment will build and expand our customer relationships within the DoD, Department of Homeland Security and other non-DoD state and local agencies by taking advantage of the significant opportunities for companies with substantial expertise in advanced engineering and information technology. We believe we will experience continued growth in revenues and operating income from this operating segment. The acquisitions of Haverstick on

December 31, 2007 and SYS on June 28, 2008 resulted in the addition of nearly 900 highly skilled technical professionals and engineers with expertise in the areas of military weapons and target range support as well as targets and missile operations and maintenance.

Balance Sheet Changes June 29, 2008 Compared to December 31, 2007

        Total assets increased from $335.3 million as of December 31, 2007 to $401.2 million as of June 29, 2008. The primary changes are in cash, accounts receivable and goodwill which are directly attributable to the acquisition of SYS. In addition, additional paid-in capital increased $53.5 million, again driven primarily by the SYS acquisition.

Comparison of Results for the Three Months Ended June 30, 2007 to the Three Months Ended June 29, 2008

         Revenues.    Revenues increased $24.5 million from $47.8 million for the three months ended June 30, 2007 to $72.3 million for the three months ended June 29, 2008. This increase was due to $22.3 million in revenues from Haverstick, which was acquired in December 2007, and additional organic growth in our Government Solutions (KGS) segment of $1.4 million or 3.9% which was primarily related to growth on one of our C5ISR programs for the Navy. Growth in our Public Safety & Security (PSS) segment was primarily related to an increase in building automation and security projects performed over the prior year in our mid-atlantic and southwest markets.

        Revenues by operating segment for the three months ended June 30, 2007 and June 29, 2008 are as follows (in millions):

	2007	2008	$ change	% change
Government Solutions	$35.5	$59.2	$23.7	66.8%
Public Safety & Security	12.3	13.1	0.8	6.5

Total revenues	$47.8	$72.3	$24.5	51.3

        As described in the section "Critical Accounting Principles and Estimates" and in the footnotes to our unaudited consolidated financial statements, a portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

         Cost of Revenues.    Cost of revenues increased from $40.3 million for the three months ended June 30, 2007 to $59.4 million for the three months ended June 29, 2008 primarily as a result of the increase in revenue related to the acquisition of Haverstick. Gross margin increased from 15.7% to 17.8%, for the three months ended June 30, 2007 and June 29, 2008, respectively. The increase in gross margin primarily resulted from an improved performance in our PSS segment for which margins increased from 20.3% for the three months ended June 30, 2007 to 27.5% for the three months ended June 29, 2008, and due to higher gross margins in our KGS segment as a result of our Haverstick acquisition.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased from $10.8 million in the three months ended June 30, 2007 to $11.2 million in the three months ended June 29, 2008. As a percentage of revenues, SG&A decreased from 22.6% to 15.5% for the three month period ended June 30, 2007 and June 29, 2008, respectively. SG&A increased by $4.1 million as a result of the Haverstick acquisition which was substantially offset by a reduction of $3.7 million related to cost reductions that occurred after the sale of our legacy wireless businesses in 2007. Included in SG&A for the three months ended June 30, 2007 and June 29, 2008 is amortization of purchased intangibles of $0.7 million and $1.1 million, respectively. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 21.1% to 14.0% for the three months ended June 30, 2007 and June 29, 2008, respectively.

         Recovery of Unauthorized Issuance of Stock Options and Adjustment to the Liability for Unused Office Space.    In the second quarter of 2008, our insurance carrier agreed to reimburse us for $0.6 million related to the theft of stock options and common stock by our former stock option administrator which occurred in 2002 and 2003. In addition, we reevaluated our excess facility accrual for obligations under facility leases and determined that a portion of our corporate facility will be used commencing in the third quarter of 2008. This change in estimate is primarily attributable to our acquisition of SYS which occurred on June 28, 2008. As a result we recorded a $0.6 million reversal in our excess facility accrual in the second quarter of 2008.

         Stock Option Investigation and Related Fees.    The costs in the second quarter of 2007 of $5.0 million were comprised of legal, accountant and other professional fees related to our equity award review which was completed in September 2007 and the government inquiries by the Department of Justice and the recently completed inquiries by the SEC.

         Other Income (Expense), Net.    Net other income (expense) decreased from income of $0.2 million to an expense of $1.1 million for the three months ended June 30, 2007 and June 29, 2008, respectively.

        Other income for the three months ended June 30, 2007 was primarily related to the sale of assets. Total interest expense related to our prior Credit Facility for the three months ended June 30, 2007 was $1.1 million. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $1.0 million for the three months ended June 30, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, Significant Transactions.

        For the three months ended June 29, 2008, we incurred interest expense of $2.5 million primarily as a result of borrowings on our Credit Facility for the Haverstick acquisition. This was partially offset by other income of $1.4 million. The other income was primarily related to marking to market our $70 million in derivative financial instruments that were entered into to reduce our exposure to variable rates on our outstanding debt.

         Provision for Income Taxes.    Provision for income taxes increased from a provision of $0.3 million or a negative 3.7% rate on a loss before income taxes of $8.1 million in the second quarter of 2007 to a provision of $0.4 million or 22.2% on income before income taxes of $1.8 million. The tax provision in the second quarter of 2007 and 2008 were primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets, plus certain state taxes.

         Income (loss) from Discontinued Operations.    Income from discontinued operations decreased from income of $12.6 million for the three months ended June 30, 2007 to a loss of $0.6 million for the three months ended June 29, 2008. The income in 2007 was primarily due to a gain of $14.8 million on the sale of the Wireless Engineering Services business operations in the second quarter of 2007. Revenues and operating income (loss) generated by these businesses in the second quarter of 2007, excluding the gain on sale of engineering, through the date of divestiture and quarter end, were approximately $32.6 million and operating loss of $1.2 million, respectively. For the three months ended June 29, 2008, we incurred an expense of $0.4 million related to the settlement of the working capital adjustment with Platinum on the sale of our deployment business and a tax expense of $0.2 million related to foreign exchange adjustments and additional interest accrued for certain foreign tax contingencies.

Comparison of Results for the Six Months Ended June 30, 2007 to the Six Months Ended June 29, 2008

         Revenues.    Revenues increased 45.1% from $96.8 million for the six months ended June 30, 2007 to $140.5 million for the six months ended June 29, 2008. The $43.7 million increase was comprised of a $41.6 million increase in our Government Solutions Segment, primarily attributable to $42.1 million of revenues from our acquisition of Haverstick. Growth in our PSS segment of $2.1 million was primarily related to an increase in facility automation and security projects performed over the prior year in our mid-atlantic and southwest markets.

        Revenues by operating segment for the six months ended June 30, 2007 and June 29, 2008 are as follows (in millions):

	2007	2008	$ change	% change
Government Solutions	$72.5	$114.1	$41.6	57.4%
Public Safety & Security	24.3	26.4	2.1	8.6

Total revenues	$96.8	$140.5	$43.7	45.1

        As described in the section"Critical Accounting Principles and Estimates" and in the footnotes to our unaudited consolidated financial statements, a portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

         Cost of Revenues.    Cost of revenues increased from $82.0 million for the six months ended June 30, 2007 to $115.0 million for the six months ended June 29, 2008 primarily due to the corresponding aforementioned increase in total revenues related to the Haverstick acquisition. Gross margin increased from 15.3% of total revenues for the six months ended June 30, 2007 to 18.1% for the same period in 2008. The increase in gross margin primarily resulted from increased margins in the Government Solutions segment from our Haverstick acquisition as well as improved operational performance in our PSS segment for which margins increased from 18.9% to 26.1% for the six month period ended June 30, 2007 and June 29, 2008, respectively.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased from $19.9 million for the six months ended June 30, 2007 to $23.1 million for the six months ended June 29, 2008, primarily reflecting SG&A of $8.1 million incurred by Haverstick offset by a reduction of $4.9 million related to cost reductions that occurred after the sale of our legacy wireless businesses in 2007. Included in the SG&A for the six months of 2007 and 2008 is amortization of purchased intangibles of $1.4 million and $2.3 million, respectively. The increase in amortization year over year is also a result of the Haverstick acquisition. As a percentage of revenues, SG&A decreased from 20.6% in the first six months of 2007 to 16.4% in the first six months of 2008, reflecting the leverage of our SG&A infrastructure with increased revenues. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 19.1% to 14.8% of revenues for the first six months of 2007 and 2008 respectively.

         Recovery of Unauthorized Issuance of Stock Options and Adjustment to the Liability for Unused Office Space.    In the second quarter of 2008, our insurance carrier agreed to reimburse us for $0.6 million related to the theft of stock options and common stock by our former stock option administrator which occurred in 2002 and 2003. In addition, we reevaluated our excess facility accrual for obligations under facility leases and determined that a portion of our corporate facility will be used commencing in the third quarter of 2008. This change in estimate is primarily attributable to our acquisition of SYS which occurred on June 28, 2008. As a result we recorded a $0.6 million reversal in our excess facility accrual in the second quarter of 2008.

         Stock Option Investigation and Related Fees.    The costs in the first six months of 2007 of $6.5 million were comprised of legal, accounting and other professional fees related to our equity award review which was completed in September 2007 and the ongoing government inquiries by the Department of Justice and the recently completed inquiry by the SEC.

         Other Income (Expense), Net.    Net other income (expense) decreased from income of $0.7 million to an expense of $3.8 million for the six months ended June 30, 2007 and June 29, 2008, respectively.

        Other income for the six months ended June 30, 2007 was primarily related to the sale of assets. Total interest expense related to our prior Credit Facility for the six months ended June 30, 2007 was $2.1 million. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $2.1 million for the six months ended June 30, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, Significant Transactions.

        For the six months ended June 29, 2008, we incurred interest expense of $4.9 million primarily as a result of borrowings on our Credit Facility for the Haverstick acquisition. This was partially offset by other income of $1.0 million. The other income was primarily related to marking to market our $70 million derivative financial instruments we entered into to reduce our exposure to variable rates on our outstanding debt.

         Provision (benefit) for Income Taxes.    Our effective income tax rate for the six months ended June 30, 2007 was a negative 4.6% provision rate, or a $0.5 million provision on a loss before taxes of $10.9 million, compared to a negative 450% provision rate for the six months ended June 29, 2008, or a $0.9 million provision on a loss before taxes of $0.2 million. The tax provisions in 2007 and 2008 were primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets, plus certain state taxes. The negative tax provision of 450% in the six months ended June 29, 2008 is a function of the relationship between certain minimum taxes that we are subject to regardless of our income. It is anticipated that as pretax income increases, the tax rate will decrease substantially as these minimum taxes become a smaller percentage of pretax income.

         Income (loss) from Discontinued Operations.    Loss from discontinued operations changed from a loss of $4.5 million for the six months ended June 30, 2007 to zero for the six months ended June 29, 2008. In 2007, the loss was primarily due to impairment of assets related to the Wireless Deployment business of $13.4 million and an impairment of goodwill related to this business of $7.2 million recorded in the first quarter of 2007 partially offset by a gain of $14.8 million on the sale of the Wireless Engineering Services business operations in the second quarter of 2007 and a gain of $3.3 million on the sale of the EMEA business in the first quarter of 2007. Revenues and operating income (loss) generated by these businesses in the first six months of 2007, through the date of divestiture for engineering and quarter end for deployment, excluding the impairment of assets and gains on sales were approximately $79.6 million and an operating loss of $1.1 million, respectively. In 2008, we recognized a tax benefit of $0.9 million primarily related to the expiration of the statute of limitations for certain foreign tax contingencies. This benefit was offset partially by an impairment charge related to retained assets and liabilities from the sale and discontinuance of these operations as well as the settlement of the working capital adjustment with Platinum on the sale of our deployment business.

Liquidity and Capital Resources

        Our sources of liquidity include cash and cash equivalents, cash from operations, our credit facility and other external sources of funds. As of June 29, 2008, we had cash and cash equivalents totaling $17.4 million and restricted cash of $2.1 million primarily related to the requirement of our Credit Facility to set aside 50% the proceeds of the recovery amounts from the theft of stock options by its former stock option administrator to fund settlement amounts in our 2004 and 2007 securities litigation.

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

        Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash provided by continuing operations was $3.9 million for the six months ended June 29, 2008 and $2.3 million for the six months ended June 30, 2007.

        Cash provided by investing activities from continuing operations was $12.3 million for the six months ended June 30, 2007 compared to cash provided by investing activities of $1.1 million for the six months ended June 29, 2008. During the six months ended June 30, 2007, investing activities included proceeds of $18.6 million from the disposition of discontinued operations, offset by capital expenditures of $1.1 million and cash paid of $6.2 million for contingent consideration of prior acquisitions. During the six months ended June 29, 2008, investing activities included proceeds received of $2.3 million from the settlement of the working capital amount owed by LCC on the sale of our domestic engineering operations partially offset by cash paid for our Haverstick acquisition and cash received on our SYS acquisition. Transaction costs related to our SYS acquisition will be paid in the second half of this year. See Notes 6 and 7 to our unaudited consolidated financial statements for further discussion of our acquisitions and divestitures.

        Cash used by financing activities from continuing operations was $11.2 million for the six months ended June 30, 2007 and cash provided by financing activities from continuing operations was $4.2 million for the six months ended June 29, 2008. In 2007, borrowings of $8.0 million under the line of credit were offset by payments of $19.0 million under the line of credit as a result of cash received from the sale of our wireless businesses that was required to be used to reduce our debt on our prior Credit Facility. The positive cash flow from financing activities for the 2008 period consisted primarily of $5.0 million of borrowings from our revolver offset by required repayments on our term notes of $0.7 million.

        Cash provided by discontinued operations was $3.5 million for the six months ended June 30, 2007 and cash used by discontinued operations was $0.4 million for the six months ended June 29, 2008, respectively. The decrease was primarily a result of the sale of these operations in 2007.

Contractual Obligations and Commitments

        In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of June 29, 2008, we have approximately $3.5 million of cash holdback amounts and $7.6 million of common stock holdback due for the MRC and Haverstick acquisitions; these will be released subject to indemnity rights. The MRC holdback of approximately $2.3 million was originally due in April 2008 and this date has been extended to provide additional time to resolve outstanding indemnification obligations. We expect to make this payment in the latter half of this year. The remaining amounts for Haverstick of $1.2 million in cash and $7.6 million in common stock are due in equal payments in December 2008 and September 2009. The holdback arrangements accrue interest in accordance with the terms of the purchase agreements.

        In addition to the indemnity holdback, the Haverstick agreement also called for a post closing working capital adjustment. In February 2008, we and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid in April 2008 with the issuance of 697,315 common shares of our stock valued at $1.3 million and cash of $0.2 million.

        On December 31, 2007, we entered into a new credit facility of $85.0 million with KeyBanc Capital Markets which replaced the October 2, 2006 credit agreement with Key Bank. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half year term with principal payments required quarterly beginning on March 31, 2008 of $25,000 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments required quarterly beginning on March 31, 2008 of $0.6 million in 2008, $1.3 million in 2009, $2.5 million in 2110, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011 and contains provisions typical in such arrangements. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of our aggregate debt to our EBITDA for the previous four fiscal quarters. We used the credit facility to fund the acquisition of Haverstick and to retire outstanding debt under our October 2006 credit facility with Key Bank. The terms of the new credit agreement require us to provide certain customary covenants for a credit agreement, including certain financial covenants which vary by quarter. See Schedules 7.12(a) through (e) to both the First Lien Credit Agreement and the Second Lien Credit Agreement, which were filed as Exhibits 10.1 and 10.2 respectively, to our Current

Report on Form 8-K filed with the SEC on January 7, 2008. As of June 29, 2008, our outstanding balance on the facility was $79.9 million and we had availability under the revolver of $2.9 million.

        On February 11, 2008, we entered into three interest swap agreements with Key Bank, to fix our LIBOR rate to an average of 3.16% for the term of the swap agreements. The effective date of the swaps was February 14, 2008. The notional amounts and expiration dates of the swap agreements are $15 million and March 31, 2010; $22.5 million and March 31, 2011; and $32.5 million and March 31, 2011. The net benefit of the swap agreements entered into by us on February 11, 2008 has been reduced by the LIBOR floor included in the amendment and waiver discussed below.

        In March 2008, we entered into a tentative agreement to settle the 2004 and 2007 securities class action litigation actions (described in Part II, Item 1 Legal Proceedings), and as a result, we recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue our share of the settlement amounts, and an estimate for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by our insurance carriers. As a consequence of recording this legal settlement, we did not meet certain of the financial covenants in accordance with the Credit Agreement. Accordingly, on March 27, 2008, we obtained an amendment and waiver from our lenders to waive the impact of the legal settlement amounts on our financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the credit agreement to provide for an increase in the LIBOR floor rate to 4.25% and to require that we set aside in a restricted account approximately 50% of the proceeds of the recovery from the theft of stock options by our former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. In April 2008, we transferred $1.7 million to a restricted cash account and in July 2008, we transferred an additional $0.6 million that we received from the insurance carriers as settlement on the theft of stock options to this restricted account. The lenders have also reserved the right to require us to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expires upon our compliance with financial covenants under the credit agreement for the four consecutive quarters commencing after January 1, 2008. The cost related to this amendment was recorded as deferred financing costs.

        On June 26, 2008, we entered into a second amendment to our credit facility in order to obtain changes necessary to complete the merger with SYS. The amendment specifically approves the Unsecured Subordinated Convertible Notes issued by SYS as subordinated debt under the credit facility provided that a subordination agreement is obtained from the note holders representing no less than 95% of the aggregate principal amount of all subordinated notes which was subsequently completed in July 2008. In addition, the amendment provides for an add-back for amounts representing actual transaction costs incurred by an acquired entity in the computation of Consolidated EBITDA, as defined in the credit agreement, in any acquisition in which 100% of the purchase price is paid by our equity securities.

        As of June 29, 2008, we had outstanding convertible notes payable which were acquired as the result of the SYS acquisition totaling $3.1 million, of which $0.8 was payable to related parties. The convertible notes payable are unsecured and subordinate to our bank debt and bear interest at 10% per annum payable quarterly. Principal is due February 14, 2009 and the notes are convertible at any time into shares of common stock at a conversion rate of $2.86 per share.

        In July 2008, we paid $1.7 million related to the 2007 securities litigation settlement. This amount was partially funded with $1.2 million of the funds placed in the restricted account. We expect to pay an additional $3.0 million related to the settlement of the 2004 Securities litigation in the third quarter of this year. Approximately $1.0 million of this amount will come from the restricted cash account and the balance will come from our cash in our operating accounts. We expect to be reimbursed for

$0.6 million of the payment related to the 2004 securities litigation settlement by our insurance carrier by the end of the fourth quarter of this year.

        In July 2008, we agreed to a final working capital adjustment with Platinum Equity on the sale of our deployment businesses. The total amount owed to Platinum Equity is $5.0 million and we are required to pay $2.5 million on July 31, 2008 and then equal monthly payments of $0.5 million from August through December of this year. As of August 6, 2008, the initial $2.5 million payment had not been made.

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

        As discussed in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, or if there is a real likelihood of continuing resolutions in 2009 for civilian and DoD agencies, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources. As of June 29, 2008 we were in compliance with all financial covenants under the credit agreements.

        We currently carry a significant amount of debt and as such, our ability to execute on additional business opportunities may be limited due to existing borrowing capacity. In addition, given the relatively highly leveraged liquidity position, any down-turn in our operating earnings could impair our ability to comply with the financial covenants of our existing credit facility. If we anticipated a potential covenant violation, we would seek relief from our lenders. This relief would have some cost to us and such relief might not be on terms as favorable as those in its existing credit agreement. If we were to actually default due to our failure to meet the financial covenants of our credit agreement and inability to obtain a waiver from the lenders, our credit agreement could require us to immediately repay all amounts then outstanding under the credit agreement and/or require us to pay interest at default rates per the credit agreement.

        In the event we were required to repay the amount outstanding under the existing credit facility, we would need to obtain alternative sources of financing to continue our operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

Critical Accounting Principles and Estimates

        There have been no significant changes to our Critical Accounting Policies or Estimates during 2008. Refer to our Critical Accounting Policies and Estimates in Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 27, 2008.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 as of January 1, 2008 and has elected not to measure any additional financial instruments or other items at fair value.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the Company's results of operations, financial condition or liquidity.

        In December 2007, the EITF issued Issue No. 07-1, "Accounting for Collaborative Arrangements." This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement pursuant to the guidance in EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, mount and income statement classification of collaboration transactions between the parties. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the Company's results of operations, financial condition or liquidity.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement and anticipates that the statement will not have a significant impact on the Company's results of operations, financial condition or liquidity.

        In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, "Business Combinations." The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

        In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

        In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its credit facility with KeyBank National Association. Based on the Company's average outstanding balances during the six months ended June 29, 2008 a 1% change in the LIBOR rate would not impact the Company's financial position and results of operations as a result of the 4.25% LIBOR floor rate on our Credit Facility. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with investment grade counterparties to reduce exposure to nonperformance on such instruments.

        Cash and cash equivalents as of June 29, 2008 were $17.4 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the six months ended June 29, 2008.

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

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2008.

        There has been no change in our internal control over financial reporting during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies, less any applicable retention or co-insurance obligations that are expected to be paid directly by the Company. The Company estimates that the amount of its payment toward the settlement will be approximately $2.4 million. The Company has accrued approximately $2.4 million as of June 29, 2008 related to this matter. In June, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and the parties currently are drafting the documents necessary to seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the parties will reach agreement on settlement terms, that the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. Plaintiffs have 30 days from that order to seek permission from the Ninth Circuit to appeal the jurisdictional order. The parties have conferred and discussed the Court's personal jurisdictional order and certification order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before August 6, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case No. 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this new derivative complaint mirror the amended allegations in the 2004 federal derivative action. Pursuant to the Court's order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. The parties have conferred and discussed the Court's order and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company or the individual defendants may bring in an effort to dismiss the Hameed Action. Pursuant to the parties' stipulation, such motions must be brought on or before August 6, 2008. At this time, the parties have not set a date by which such motions must be brought. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

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

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the settlement proposal, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers will pay the settlement amount, less any applicable retention or co-insurance obligations and contributions that are expected to be paid directly by the Company. The Company estimates that the total amount of its payment toward the settlement will be approximately $1.7 million. The Company has accrued approximately $1.7 million as of June 29, 2008 related to this matter. In May, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and the parties currently are drafting the documents necessary to seek a determination by the Court that the proposed settlement is fair, reasonable and adequate. The Company makes no assurances at this time that the parties will reach agreement or settlement terms, the Court will approve the proposed settlement terms or that the matter ultimately will be settled. Despite the tentative settlement reached in this action, the Company believes that the allegations lack merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.6 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.6 million as of June 29, 2008 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

        We have completed several acquisitions of complementary businesses in recent years, including our December 2007 acquisition of Haverstick Consulting, Inc. and our June 2008 acquisition of SYS Technologies, Inc. The success of these acquisitions will depend in part on the success in integrating the operations, technologies and personnel of Haverstick and SYS. The failure to successfully integrate the operations of the two companies or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.

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

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the six month period ended June 29, 2008, two customers comprised approximately 69% and 52% of our federal business revenues and total revenues, respectively, and our five largest customers accounted for approximately 86% and 65% of our total federal business revenues and total revenues, respectively. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

        Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 37.7% and 36.8%, respectively, of our federal business revenues for the period ended June 29, 2008. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

Item 2.    Unregistered Sales of Equity Securities and Uses of Proceeds

        In February 2008, the Company and the former shareholders of Haverstick Consulting, Inc. agreed on the working capital calculation called for in the Agreement and Plan of Reorganization dated as of November 2, 2007. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid in part with 697,315 shares of Company stock. The shares issued pursuant to the settlement of the working capital adjustment with Haverstick were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.

Item 4.    Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on June 25, 2008, the following individuals were re-elected as directors of the Company for one-year terms: Scott I. Anderson, Bandel L. Carano, Eric M. DeMarco, William A. Hoglund and Scot B. Jarvis. For each elected director the results of the voting were:

	Affirmative Votes	Votes Withheld
Scott I. Anderson	59,684,244	15,993,771
Bandel L. Carano	58,025,941	17,652,074
Eric M. DeMarco	75,149,665	528,650
William A. Hoglund	57,995,904	17,682,111
Scot B. Jarvis	58,542,077	17,135,938

        At the Annual Meeting our stockholders also voted to approve the following proposals:

  •
  Ratify Grant Thornton LLP Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
75,482,303	117,920	77,791	0

  •
  Approve an amendment to the Kratos 1999 Employee Stock Purchase Plan to increase the aggregate number of shares that may be issued under the plan by 1,500,000 shares. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
59,081,246	1,757,053	276,999	14,562,717

  •
  Approve an amendment to the Kratos 2005 Equity Incentive Plan to increase the aggregate number of shares that may be issued under the plan by 2,500,000 shares. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
43,593,103	17,243,783	273,412	14,562,717

  •
  Approve the issuance of the Company's common stock pursuant to the Agreement and Plan of Merger and Reorganization, dated as of February 20, 2008, by and among the Company, White Shadow, Inc. and SYS. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
59,866,750	280,867	67,861	14,562,717

  •
  To approve any motion to adjourn or postpone the Annual Meeting to a later day or dates, if necessary, to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve the proposals listed above. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
55,981,894	19,563,830	132,291	—

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
2.1	Agreement, dated as of March 9, 2007, by and between LCC Wireless Engineering Services Limited and the Company**	10K	12/31/06
2.2	Asset Purchase Agreement, dated May 29, 2007, by and between the Company and LCC International, Inc.**	8-K	05/30/07
2.3	Asset Purchase Agreement, dated July 7, 2007, by and between the Company and Burgundy Acquisition Corporation**	8-K	07/12/07
2.4	Agreement and Plan of Merger dated November 2, 2007, by and among the Company, Kratos Government Solutions, Haverstick Acquisition Corp. and Haverstick Consulting, Inc.**	8-K	11/7/07
2.5	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among the Company, White Shadow, Inc. and SYS**	8-K	2/21/08
3.1	Amended and Restated Certificate of Incorporation	10-Q	09/30/01
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/12/07
3.3	Amended and Restated Bylaws	10K/A	4/29/08
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock	10-Q	09/30/01
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock	8-K/A	06/05/02
3.6	Certificate of Designation of Series C Preferred Stock	8-K	12/17/04
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.	S-1	08/18/99
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.	8-K	12/17/04
10.1
	Second Amendment to First Lien Credit Agreement, dated as of June 26, 2008, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender and the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner.	8-K	6/28/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
10.2	Second Amendment to Second Lien Credit Agreement, dated as of June 26, 2008, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner.	8-K	6/28/2008
10.3	Executive Employment Agreement Amended and Restated as of August 4, 2008 Eric DeMarco			*
10.4	Executive Employment Agreement Amended and Restated as of August 4, 2008 Deanna Lund			*
10.5	Executive Employment Agreement Amended and Restated as of August 4, 2008 Laura Siegal			*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

*
Filed-Furnished Herewith

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

Date: August 6, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
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
SIGNATURE