Form 10-Q
period 2008-09-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2008-11-06
CIK 1069258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer"and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of October 31, 2008 105,292,730 shares of the registrant's common stock were outstanding

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008

INDEX

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 31, 2007	September 28, 2008
Assets
Current assets:
Cash and cash equivalents	$8.6	$2.5
Restricted cash	—	1.5
Accounts receivable, net	77.0	90.7
Prepaid expenses	7.4	5.0
Note receivable	2.6	—
Other current assets	9.7	8.9
Current assets of discontinued operations	1.6	0.7

Total current assets	106.9	109.3
Property and equipment, net	6.9	7.0
Goodwill	194.5	237.3
Other intangibles, net	19.9	25.0
Investments in unconsolidated affiliates	0.3	—
Other assets	6.7	3.9
Non current assets of discontinued operations	0.1	0.3

Total assets	$335.3	$382.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22.7	$16.2
Accrued expenses	14.5	14.5
Accrued compensation	9.9	12.3
Billings in excess of costs and earnings on uncompleted contracts	10.9	7.9
Current portion of long-term debt	2.6	6.3
Other current liabilities	17.6	15.9
Current liabilities of discontinued operations	5.3	4.0

Total current liabilities	83.5	77.1
Long-term debt, net of current portion	72.9	76.4
Deferred tax liabilities	2.0	3.2
Other long-term liabilities	7.0	3.9
Non current liabilities of discontinued operations	2.7	2.2

Total liabilities	168.1	162.8
Commitments and contingencies (Notes 1, 5, 6, 7, 8 and 13)
Stockholders' equity:
Preferred Stock, 5,000,000 shares authorized, Series B Convertible Preferred Stock, $.001 par value; 10,000 shares outstanding at December 31, 2007 and September 28, 2008, (liquidation preference $5.0 million)	—	—
Common Stock, $.001 par value, 195,000,000 shares authorized; 78,998,922 shares and 105,130,415 shares issued and outstanding at December 31, 2007 and September 28, 2008, respectively	—	—
Additional paid-in capital	412.7	466.8
Accumulated deficit	(245.5)	(246.8)

Total stockholders' equity	167.2	220.0

Total liabilities and stockholders' equity	$335.3	$382.8

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Revenues	$47.5	$81.5	$144.3	$222.0
Cost of revenues	39.3	63.6	121.3	178.6

Gross profit	8.2	17.9	23.0	43.4
Selling, general and administrative expenses	8.9	14.6	28.8	37.7
Research and development	—	1.0	—	1.0
Impairment of assets and adjustments to the liability for unused office space	1.2	0.3	1.2	(0.3)
Recovery of unauthorized issuance of stock options and stock option investigation and related fees	6.5	(1.0)	13.0	(1.6)

Operating income (loss)	(8.4)	3.0	(20.0)	6.6
Other income (expense):
Interest income (expense), net	0.1	(2.7)	0.1	(7.5)
Other income (expense), net	—	(0.2)	0.7	0.8

Total other income (expense), net	0.1	(2.9)	0.8	(6.7)

Income (loss) from continuing operations before income taxes	(8.3)	0.1	(19.2)	(0.1)
Provision for income taxes	0.4	0.5	0.9	1.4

Loss from continuing operations	(8.7)	(0.4)	(20.1)	(1.5)
Income (loss) from discontinued operations	(4.7)	0.2	(9.2)	0.2

Net loss	$(13.4)	$(0.2)	$(29.3)	$(1.3)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.12)	$(0.00)	$(0.27)	$(0.02)
Income (loss) from discontinued operations	(0.06)	0.00	(0.13)	0.00
Net loss	$(0.18)	$(0.00)	$(0.40)	$(0.01)
Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.12)	$(0.00)	$(0.27)	$(0.02)
Income (loss) from discontinued operations	(0.06)	0.00	(0.13)	0.00
Net loss	$(0.18)	$(0.00)	$(0.40)	$(0.01)
Weighted average common shares outstanding:
Basic	74.1	105.1	74.0	88.0
Diluted	74.1	105.1	74.0	88.0

See accompanying notes to unaudited financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended
	September 30, 2007	September 28, 2008
Operating activities:
Net loss	$(29.3)	$(1.3)
Income (loss) from discontinued operations	9.2	(0.2)

Loss from continuing operations	(20.1)	(1.5)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	3.6	5.5
Provision for doubtful accounts	—	0.4
Asset impairment	0.2	0.2
Write-off and disposal of fixed assets	0.4	—
Mark to market on swaps	—	0.4
Deferred income taxes	7.0	0.6
Change in accrual for unused office space	—	(0.6)
Stock-based compensation	0.4	0.8
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	11.8	(0.5)
Prepaid expenses	(0.6)	2.9
Other assets	(6.3)	4.4
Accounts payable	0.1	(9.1)
Accrued expenses	0.6	(0.6)
Accrued compensation	0.9	(1.1)
Billings in excess of costs and earnings on uncompleted contracts	(0.2)	(3.8)
Other liabilities	7.1	(3.4)

Net cash provided by (used in) continuing operations	4.9	(5.4)

Investing activities:
Cash paid in acquisitions, net	(6.2)	(2.1)
Decrease (increase) in restricted cash	1.0	(1.5)
Proceeds from the disposition of discontinued operations	57.7	0.3
Capital expenditures	(1.1)	(0.7)
Proceeds from the sale of investments	—	0.3

Net cash provided by (used in) investing activities from continuing operations	51.4	(3.7)

Financing activities:
Borrowings under line of credit	8.0	6.0
Repayment under line of credit and term notes	(58.0)	(2.0)
Decrease in capital lease obligations	(0.4)	(0.2)

Net cash provided by (used in) financing activities from continuing operations	(50.4)	3.8

Net cash flows of continuing operations	5.9	(5.3)
Cash flows of discontinued operations
Operating cash flows	(3.6)	(0.8)
Investing cash flows	(1.5)	—

Net cash flows of discontinued operations	(5.1)	(0.8)

Net increase (decrease) in cash and cash equivalents	0.8	(6.1)
Cash and cash equivalents at beginning of period	5.4	8.6

Cash and cash equivalents at end of period	$6.2	$2.5

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

        In 2006 and 2007, the Company undertook a transformation strategy that culminated in the divestiture in 2007 of its wireless-related businesses, and since then the Company has aggressively pursued business with the federal government, primarily the U.S. Department of Defense, through strategic acquisition. See Note 7, Acquisitions. The Company's divestiture of its European wireless engineering services business was completed in March 2007. In addition, the Company's divestiture of its domestic wireless engineering services business was completed in June 2007 and the divestiture of its wireless deployment services business was completed in July 2007. Accordingly, the accompanying financial statements reflect the divestiture of the domestic wireless engineering services and wireless network deployment business and the results of their operations through the date of divestiture as discontinued operations in the accompanying statements of operations.

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

(b)
Basis of Presentation

        The information as of September 28, 2008, and for the three and nine months ended September 28, 2008 and September 30, 2007 is unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

related notes included in the Company's audited annual consolidated financial statements for the year ended December 31, 2007, filed on Form 10-K on March 27, 2008 with the United States Securities and Exchange Commission ("SEC"). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

        Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion and profit margin must be made and used in connection with the revenue recognized in any accounting period. In the future, the Company may realize actual results that differ from current estimates and the differences could be material. Accordingly, the revenue the Company recognizes in a given financial reporting period depends on (1) the costs the Company has incurred for individual projects, (2) the Company's then current estimate of the total remaining costs to complete the individual projects and (3) current estimated contract value associated with the projects. If, in any period, the Company significantly increases or decreases the estimate of the total costs to complete a project, and/or reduces or increases the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

associated contract value, revenue for that period would be impacted. To the extent that the Company's estimates fluctuate over time or differ from actual results, gross margins in subsequent periods may vary significantly from previous estimates. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates. In the event the Company is unable to provide reliable cost estimates on a given project, the Company records revenue using the completed contract method. There are no contracts for which the Company utilized the completed contract method for the periods ended September 30, 2007 and September 28, 2008.

        Under the terms of substantially all of the Company's fixed price contracts, if a contract is terminated without proper cause by the customer, the customer creates unplanned/unreasonable time delays, or the customer modifies the contract tasks/scope, the Company has contractual rights to reimbursement in accordance with the terms and conditions regarding payment for work performed, but not yet billed (i.e., unbilled trade accounts receivable) at a gross profit margin that is consistent with the overall project margin. Furthermore, certain additional provisions compensate the Company for additional or excess costs incurred, whereby any scope reductions or other modifications are subject to reimbursement of costs incurred to date with a reasonable profit margin based on the contract value and completed work at that time. The inherent aforementioned risks are reflected in the Company's ongoing periodic assessment of the "total contract value" and the associated revenue recognized. Total net unbilled accounts receivable at December 31, 2007 and September 28, 2008 were $34.2 million and $42.9 million, respectively. The Company periodically performs work under authorizations to proceed or work orders from its customers for which a formal purchase order may not be received until after the work has commenced. As of December 31, 2007 and September 28, 2008, approximately $0.4 million and $0.6 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

        The Company also recognizes revenue from the sale of hardware, hardware products which include software that is more than incidental, hardware and software maintenance agreements, and Application Service Provider (ASP) services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collection is reasonably assured.

(f)
Inventory

        Inventories that are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 31, 2007 and September 28, 2008, the Company had $2.1 million and $2.9 million, respectively, of inventories which were reflected in other current assets on the Consolidated Balance Sheets.

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

(h)
Liquidity

        The Company currently carries a significant amount of debt and as such, its ability to execute on additional business opportunities may be limited due to its existing borrowing capacity. In addition, given the relatively highly leveraged liquidity position, any down-turn in its operating earnings could impair its ability to comply with the financial covenants of its existing credit facility. If the Company

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

believed a covenant violation is more than likely to occur in the near future, it would seek relief from its lenders. This relief would have some cost to the Company and such relief might not be on terms as favorable as those in its existing Credit Agreement. If the Company were to actually default due to its failure to meet the financial covenants of its Credit Agreement and inability to obtain a waiver from the lenders, the Company's Credit Agreement could require the Company to immediately repay all amounts then outstanding under the Credit Agreement and/or require the Company to pay interest at default rates per the Credit Agreement. In the event the Company was required to repay the amount outstanding under the existing credit facility, it would need to obtain alternative sources of financing to continue its operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

Note 2. Recent Accounting Pronouncements

  New Accounting Standards Adopted

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 9 to the Consolidated Financial Statements for additional discussion on fair value measurements.

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

  Future Adoption of Accounting Standards

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

Note 3. Stockholders' Equity

        The Company has the following three stock option plans under which shares were available for grant at September 28, 2008: the 1999 Equity Incentive Plan (the "1999 Plan"), the 2000 Non-Statutory Stock Option Plan (the "2000 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). The Company uses a standard Restricted Stock Unit Agreement (the "RSU Agreement") to govern the issuance of restricted stock units ("RSU") to executive officers under the 2005 Plan.

        The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
	(Shares in Thousands)
Nonvested balance, December 31, 2007	2,156	$2.28
Granted	810	2.05
Vested	(82)	1.96

Nonvested balance, September 28, 2008	2,884	$2.21

        The following table shows the amounts recognized in the financial statements for the three and nine months ended September 30, 2007 and September 28, 2008 for share-based compensation expense related to employees (in millions, except per share data). The share-based compensation expense for the three and nine months ended September 30, 2007 and September 28, 2008 primarily relates to the grant of restricted stock units. In addition, for the three and nine months ended September 30, 2007

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity (Continued)

and September 28, 2008, there was no incremental tax benefit from stock options exercised in the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Cost of revenues	$—	$—	$—	$—
Selling, general and administrative	0.1	0.4	0.4	0.8

Total cost of employee share-based compensation included in income (loss) from continuing operations, before income tax	0.1	0.4	0.4	0.8
Amount of income tax recognized in earnings	—	—	—	—

Amount charged against income from continuing operations	0.1	0.4	0.4	0.8
Amount charged against income (loss) from discontinued operations	0.3	—	0.7	—

Total charged against income	$0.4	$0.4	$1.1	$0.8

Total impact on net income (loss) per common share:
Basic	$(0.01)	$—	$(0.01)	$(0.01)
Diluted	$(0.01)	$—	$(0.01)	$(0.01)

        A summary of the changes in Stockholders' Equity for the periods ended September 30, 2007 and September 28, 2008 is provided below (in millions):

	Nine Months Ended September 30, 2007	Nine Months Ended September 28, 2008
Stockholders' equity, beginning of period	$187.1	$167.2
Stock based compensation and Employee Stock Purchase Plan	1.1	0.8
Working capital adjustment for acquisition	—	2.2
Cumulative effect adjustment upon adoption of FIN No. 48	(0.1)	—
Additional paid-in-capital for acquisition	—	51.1
Net loss	(29.3)	(1.3)

Stockholders' equity, end of period	$158.8	$220.0

        The Company has two classes of stock outstanding, Series B Convertible Preferred Stock and common stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock in the most recent fiscal year ended December 31, 2007 or for the period ended September 28,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity (Continued)

2008. Common stock issued by the Company for the most recent fiscal year ended December 31, 2007 and through the period ended September 28, 2008 was as follows (in millions):

	Year ended December 31, 2007	Nine Months Ended September 28, 2008
Shares outstanding at the beginning of the period	73.9	79.0
Common stock issued for acquisitions	4.6	26.1
Stock based compensation	0.4	—
Stock options exercised	0.1	—

Shares outstanding at the end of the period	79.0	105.1

        The Company has an Employee Stock Purchase Plan ("ESPP") which was approved in 1999 and subsequently suspended effective January 1, 2006. The Company reactivated the ESPP on April 1, 2008.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Anti-dilutive weighted shares from restricted stock units and stock options excluded from calculation	7.7	7.7	11.5	8.6
Anti-dilutive weighted shares from preferred stock excluded from calculation	1.0	1.0	1.0	1.0
Anti-dilutive weighted shares of common stock contingently issuable	—	3.0	—	3.0
Anti-dilutive weighted shares of common stock from convertible debt	—	1.1	—	0.4

Note 5. Income Taxes

        The Company adopted the provisions of Financial Accounting Standards Board Interpretations ("FIN 48") on January 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $4.7 million. Additionally, the Company has a tax refund claim of $2.4 million for which it has not recorded any benefit under FIN 48 or prior standards. As a result of the implementation of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, with $0.2 million net decrease in valuation allowance, $0.1 million charged to retained earnings, and $0.4 million recorded to goodwill. In addition, the Company reduced its gross deferred tax assets by $10.8 million for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Income Taxes (Continued)

        As of December 31, 2007, the Company had $15.2 million of unrecognized tax benefits. During the first quarter of 2008, this amount was reduced by $1.2 million relating to the expiration of statutes of limitations resulting in unrecognized tax benefits at March 31, 2008 of $14.0 million. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations for $1.1 million and a reduction to goodwill for $0.1 million. As of September 28, 2008, the Company had $13.7 million of unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.

        The Company believes that it is reasonably possible that as much as $3.2 million of the FIN 48 tax liabilities will expire within 12 months of September 28, 2008 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

        The negative tax rate of 1,400% for the nine month period ended September 28, 2008 is a function of the relationship between certain minimum taxes that the Company is subject to regardless of its reported book income.

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

        The EMEA operations were sold to LCC International, Inc. (LCC) on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. The Company also received approximately $1.8 million from its EMEA operations, prior and subsequent to the closing date as payment on outstanding intercompany debt. The sale of EMEA generated a gain on disposition of $3.3 million. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on March 31, 2008. In the fourth quarter of 2007, the Company recorded a reserve of $0.7 million on the remaining sales price holdback based on the Company's assessment of LCC's available liquidity and ability to pay following the Company's review of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Significant Transactions (Continued)

LCC's most recently filed financial statements, thereby reducing the net estimated gain on this transaction to $2.6 million. In May 2008, the Company and LCC reached an agreement related to the $0.7 million holdback amount, under which LCC agreed to pay the Company the outstanding balance in $100,000 increments each month commencing June 30, 2008. The Company did not receive the payments due on June 30, 2008 or any month thereafter through September 28, 2008. While the Company intends to vigorously pursue collection of the amounts, there is a substantial likelihood the Company will not receive payment of the amount due in light of LCC's apparent current available liquidity.

        On April 20, 2007, the Company entered into an Equity Purchase Agreement to sell all of the issued and outstanding equity of its interests of its wholly owned subsidiary WFI Brazil Techlogia en Telecomunicaciones LTDA, to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25 percent of net receivables collected subsequent to the closing date. With respect to the additional earn-out consideration, the Company has not received and does not expect to receive any payments. The Company recorded an impairment charge of approximately $5.2 million as of December 31, 2006 to reduce the current carrying value of the Brazil operations to their estimated fair value based upon indications of interest at that time. In the second quarter of 2007, when this business was sold, a gain on disposition of $0.2 million was recorded primarily due to lower than expected selling costs.

        On May 29, 2007, the Company entered into an Asset Purchase Agreement with LCC pursuant to which the Company agreed to sell to LCC all of the assets used in the conduct of the operation of the Company's Wireless Network Services business segment that provided engineering services to the non-government wireless communications industry in the United States.

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

        On July 24, 2007, the Company completed the sale to an affiliate of Platinum Equity of its wireless deployment services portion of the Wireless Network Services segment and the Wireless Facilities trade and corporate names. The total consideration for the acquisition was $24 million including $18 million in cash at closing, subject to typical post-closing working capital adjustments, and an aggregate $6 million in a three-year earn-out arrangement. The Company provided certain transition services to

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Significant Transactions (Continued)

Platinum Equity for a period of nine months pursuant to a Transition Services Agreement. Under an employee leasing arrangement with Platinum Equity, the Company serviced the payroll for the deployment business employees until October 1, 2007. On September 25, 2007, in accordance with the acquisition agreement, the Company provided its working capital calculation to Platinum Equity. On July 16, 2008, the Company came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement was terminated. The adjustment is to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. The Company did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, respectively. As of September 28, 2008, the balance of $3.0 million plus accrued interest on the outstanding balance has been reflected in other current liabilities.

        The Company determined that the U.S. engineering and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007. Accordingly, the Company reflected these operations as discontinued and assessed these assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company determined that the assets of the U.S. deployment operations were impaired and recorded an impairment charge of approximately $13.4 million. The fair value of the assets was determined by utilizing the sale price less estimated costs to sell the business. The Company subsequently recorded a gain in discontinued operations from the sale of the U.S. engineering operations of $14.8 million. Upon the divestiture of the deployment business, the Company recorded a loss from disposal of $1.9 million, reflecting the closing working capital adjustment and final closing balance sheet. In addition, the Company recorded a charge for an excess facility accrual of approximately $1.1 million related to certain facility leases of deployment field offices that were not assumed by Platinum.

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

        In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), interest expense incurred on the debt that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. During the quarter ended September 30, 2007 and September 28, 2008, interest expense allocated to discontinued operations was approximately $0.1 million and zero, respectively. For the nine months ended September 30, 2007 and September 28, 2008, interest expense allocated to discontinued operations was approximately $2.2 million and zero, respectively. For the nine months ended September 28, 2008, the primary activity related to discontinued operations was a reduction in tax contingencies net of a charge for impairment of assets and the adjustment related to the agreement of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Significant Transactions (Continued)

the working capital with Platinum Equity. The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Revenue	$6.1	$—	$85.7	$—

Net income (loss) before taxes	$(4.4)	$—	$(10.0)	$(0.9)
Provision (benefit) for income taxes	0.3	(0.2)	(0.8)	(1.1)

Net income (loss) after taxes	$(4.7)	$0.2	$(9.2)	$0.2

        The following is a summary of the assets and liabilities of discontinued operations as of December 31, 2007 and September 28, 2008 (in millions):

	December 31, 2007	September 28, 2008
Cash	$0.3	$0.1
Accounts receivable, net	0.8	—
Other current assets	0.5	0.6

Current assets of discontinued operations	$1.6	$0.7

Other non-current assets	$0.1	$0.3

Non-current assets of discontinued operations	$0.1	$0.3

Accounts payable	$—	$0.1
Accrued expenses	3.7	2.9
Income tax contingencies	1.2	0.6
Other current liabilities	0.4	0.4

Current liabilities of discontinued operations	$5.3	$4.0

Non-current income tax contingencies	$2.0	$1.7
Other non-current liabilities	0.7	0.5

Non-current liabilities of discontinued operations	$2.7	$2.2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Acquisitions

        The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the nine months ended September 28, 2008 (in millions):

Government Network Services
Goodwill
Balance as of December 31, 2007	$194.5
Acquisition of SYS	40.1
Purchase accounting adjustments	2.7

Balance as of September 28, 2008	$237.3

	December 31, 2007			September 28, 2008
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Intangible Assets
Acquired finite-lived intangible assets
Customer relationships	$15.0	$(2.6)	$12.4	$16.3	$(2.7)	$13.6
Contracts and backlog	11.6	(4.2)	7.4	12.0	(5.9)	6.1
Non-compete agreements	1.4	(1.3)	0.1	3.5	(3.1)	0.4
Intellectual property	0.4	(0.4)	—	5.3	(0.4)	4.9

Total	$28.4	$(8.5)	$19.9	$37.1	$(12.1)	$25.0

        Consolidated amortization expense related to intangible assets subject to amortization was $0.7 million and $1.3 million for the quarters ended September 30, 2007 and September 28, 2008, respectively. Consolidated amortization expense related to intangible assets subject to amortization was $2.1 million and $3.6 million for the nine months ended September 30, 2007 and September 28, 2008, respectively.

        On June 28, 2008, the Company acquired San Diego-based SYS Technologies ("SYS"). SYS provides a range of Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR) and net-centric solutions to federal, state, local and other customers. The combination of SYS and Kratos creates a broad, complementary set of offerings, and positions the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly-specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C5ISR. The amount of goodwill assigned in the preliminary allocation of purchase price is primarily attributable to the aforementioned advantages of this acquisition. Further, goodwill assigned to this transaction has not yet been allocated to the Company's reportable segments.

        The purchase price of $55.7 million includes direct transaction costs of $2.5 million and estimated restructuring costs to be paid by Kratos. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 25.3 million, based on 20.1 million shares of SYS common stock outstanding and the exchange ratio of 1.2582 for each SYS

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Acquisitions (Continued)

share, at a price of $2.022 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and two days subsequent to the public announcement of the merger on February 21, 2008. Since signing the definitive merger agreement in February 2008, senior management of Kratos and SYS has been developing a plan to restructure and/or exit certain business activities of SYS. The plan includes a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. As of September 28, 2008, the plan tentatively estimates approximately $1.3 million of restructuring costs associated with personnel, and additional costs of $0.4 million for facilities consolidation. Personnel, facilities consolidation and exit costs are still being developed therefore, the estimated restructuring liabilities are subject to change as plans become finalized. The Company expects to finalize the restructuring plan as soon as possible, but no later than June 28, 2009.

        The Consolidated Statement of Operations for the three and nine month periods ended September 28, 2008 includes the results of SYS's operations from the date of acquisition.

        The following summarizes the preliminary allocation of the purchase price, including transaction costs of $2.5 million, to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Accounts receivable, net	$14.0
Total current assets, net of accounts receivable	6.0
Property, plant, and equipment	1.6
Intangible assets	8.7
Goodwill	40.1
Other assets	0.2

Total assets	70.6
Current liabilities	(13.6)
Other liabilities	(1.3)

Net assets acquired	$55.7

        The goodwill recorded in this transaction is not tax deductible.

        On December 31, 2007, the Company acquired Indianapolis, Indiana headquartered Haverstick Consulting, Inc. ("Haverstick") as part of the Kratos Government Solutions segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, the Company expanded its customer footprint within the Department of Defense (DoD), and enhanced its presence with the U.S. Air Force, a key growth area for Kratos. The aforementioned factors are the primary reason for the acquisition and the amount subsequently assigned to goodwill.

        The total purchase price of $90.2 million includes transaction costs incurred by the Company of $0.5 million. The purchase price paid to Haverstick was $89.7 million comprised of $70.3 million in cash and the issuance of 7.48 million shares of the Company's common stock valued at $2.60 per share, or an aggregate stock consideration of $19.4 million. The value of the shares issued was determined by

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Acquisitions (Continued)

averaging the market price of the stock two days before and two days after the announcement of the acquisition, which occurred on November 5, 2007. The Company paid $81.1 million, $66.7 million of which was cash paid at closing, $2.4 million was paid shortly thereafter, and $12.0 million in common stock. The Company held back $8.6 million (the Holdback Consideration) to secure any negative working capital adjustments required by the merger agreement and the Company's indemnity rights. The Holdback Consideration is comprised of both cash and Kratos stock in the amounts of $1.2 million and $7.4 million, respectively, and accrues interest at a rate of LIBOR plus 4% until paid. The indemnity rights component of the Holdback Consideration will be released in 50% increments on the 12th month and 21st month of the anniversary date of the acquisition. In addition to the indemnity holdback, the agreement also called for a post closing working capital adjustment. In February 2008, the Company and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid with 697,315 shares of Company stock on June 30, 2008, valued at $1.3 million and cash of $0.2 million in April 2008. To fund the acquisition, the Company secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced the Company's previous credit facility which had an outstanding principal balance of $6.0 million on the date of closing.

        Until the date on which the shares of stock became salable, interest accrued on the value of the closing stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The shares became saleable on June 30, 2008 and 167,692 additional shares were issued in satisfaction of the accrued interest.

        The following table summarizes supplemental statement of operations information on an unaudited pro forma basis as if the acquisitions of Haverstick and SYS had occurred on January 1, 2007 and includes adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company, with the exception of approximately $3.2 million of acquisition costs of SYS included in the supplemental statement of operations for the nine months ended September 28, 2008. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all unaudited amounts, all, except per share amounts are in millions):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2007	September 28, 2008
Pro forma revenues	$92.0	$278.2	$258.5
Pro forma net loss	$(12.2)	$(28.9)	$(1.9)
Basic pro forma net loss per share	$(0.12)	$(0.28)	$(0.02)
Diluted pro forma net loss per share	$(0.12)	$(0.28)	$(0.02)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Acquisitions (Continued)

Contingent Acquisition Consideration

        In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable. The other current liabilities on the accompanying Consolidated Balance Sheet as of September 28, 2008 include $2.4 million for Madison Research Corporation ("MRC") and $0.6 million for Haverstick. Included in other long-term liabilities is $0.6 million for Haverstick with the contingent common stock consideration of $8.2 million reflected as additional paid in capital for contingent consideration in the accompanying Consolidated Financial Statements.

        The MRC holdback of approximately $2.4 million was originally due in April 2008 and this date has been extended to provide additional time to resolve outstanding indemnification obligations. The Company expects to make this payment in the fourth quarter of 2008 or early 2009. The remaining amounts for Haverstick of $1.2 million in cash and $8.2 million in common stock are due in equal payments in December 2008 and September 2009. The holdback arrangements accrue interest in accordance with the terms of the purchase agreements.

        A summary of the contingent acquisition consideration as of December 31, 2007 and September 28, 2008 is summarized in the following table (in millions):

	Haverstick	MRC	Total
Balance as of December 31, 2007	$8.6	$2.3	$10.9
Post acquisition adjustments and interest accruals	0.8	0.1	0.9

Balance as of September 28, 2008	$9.4	$2.4	$11.8

Note 8. Notes Payable and Other Financing Arrangements

(a)
Credit Agreement

        On December 31, 2007, the Company entered into a credit facility of $85.0 million with KeyBanc Capital Markets which replaced the October 2, 2006 credit agreement with Key Bank. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half year term with principal payments of $25,000 required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008 , $1.3 million in 2009, $2.5 million in 2110, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011 and contains provisions typical in such arrangements. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Notes Payable and Other Financing Arrangements (Continued)

Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of the Company's aggregate debt to its EBITDA for the previous four fiscal quarters. The Company used the credit facility to fund the acquisition of Haverstick and to retire the outstanding debt from the October 2006 agreement.

        The credit agreements contain covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the credit agreements contain certain financial covenants which are defined by the terms of the agreements. These financial covenants include a maximum first lien leverage ratio, a maximum total leverage ratio, a minimum liquidity ratio, a minimum fixed charge coverage ratio, and a minimum consolidated EBITDA at various dates for the $50.0 million term loan and the $25.0 million revolver as outlined in the following table.

Date	Maximum First Lien Leverage Ratio	Maximum Total Leverage Ratio	Minimum Liquidity Ratio	Minimum Fixed Charge Coverage Ratio	Minimum Consolidated EBITDA (in millions)
December 31, 2007-2008	3.22 to 4.76:1.00	3.76 to 5.68:1.00	1.56 to 1.33:1.00	1.05 to 0.50:1.00	$16.1 to $19.4
2009	2.97 to 2.33:1.00	2.78 to 3.50:1.00	1.60 to 1.58:1.00	1.11 to 1.02:1.00	$19.8 to $21.5
2010	1.75 to 2.00:1.00	2.25 to 2.50:1.00	1.54 to 1.49:1.00	1.10 to 1.06:1.00	$21.5 to $23.4
2011	1.75:1.00	2.25:1.00	1.55 to 1.53:1.00	1.10:1.00	$24.4 to $26.5
2012	1.75:1.00	2.25:1.00	1.42 to 1.54:1.00	1.10:1.00	$26.7 to $27.6

        The $10.0 million subordinated term loan also provides for similar financial covenants.

        As of September 28, 2008, the Company's outstanding balance on the facility was $79.5 million and the weighted average interest rate on the debt borrowed during the quarter and nine months ended September 28, 2008 was 11.54% and 11.67% respectively. As of September 28, 2008, the unused line of credit under the revolving line of credit was $2.0 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of the credit facility. The Company was in compliance with all covenants under the credit facility as of September 28, 2008.

        In March 2008, the Company entered into a tentative agreement to settle its 2004 and 2007 securities class action litigation actions and, as a result, the Company recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue its share of the settlement amounts and an estimate for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by the Company's insurance carriers. As a consequence of recording this legal settlement, the Company did not meet certain of the financial covenants in accordance with the credit facility. Accordingly, on March 27, 2008, the Company obtained an amendment and waiver from its lenders to waive the impact of the legal settlement amounts on its financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the credit facility to provide for an increase in the LIBOR floor rate to 4.25% and to require that the Company set aside in a restricted account approximately 50% of the proceeds of the recovery from the theft of stock options

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Notes Payable and Other Financing Arrangements (Continued)

by its former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. In April 2008, $1.7 million was transferred to a restricted cash account and in July 2008, an additional $0.6 million was transferred for the amount received from the insurance carriers as settlement on the theft of stock options. In July 2008, the funding of the 2007 Securities Litigation Settlement included the use of $1.2 million of the cash from the restricted account. The lenders have also reserved the right to require the Company to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expires upon the Company's compliance with financial covenants under the credit facility for the four consecutive quarters commencing after January 1, 2008.

        On June 26, 2008, the Company entered into a second amendment to its credit facility in order to complete the merger with SYS. The amendment specifically approves that certain unsecured subordinated convertible notes issued by SYS be treated as subordinated debt under the credit facility, provided that a Subordination Agreement is obtained from the note holders representing no less than 95% of the aggregate principal amount of all subordinated notes, which was obtained in July 2008. In addition, the amendment provides for an add-back for amounts representing actual transaction costs incurred by an acquired entity in the computation of Consolidated EBITDA, as defined in the credit agreement, in any acquisition in which 100% of the purchase price is paid in equity securities of the Company.

        On February 11, 2008, the Company entered into three derivative financial instruments with Key Bank to reduce the Company's exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2010 and March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. The Company designated these instruments as cash flow hedges. In March 2008, as a result of the amendment to the Company's credit facility, which included a LIBOR floor rate of 4.25%, the Company determined that these instruments were no longer highly effective as a hedge. As a result, a charge of $0.7 million from marking the derivative financial instruments to market has been reflected in other income (expense), net rather than in other comprehensive income on the Company's Consolidated Balance Sheet as of March 30, 2008. For the quarter ended June 29, 2008, the result of marking the derivatives to market was a $1.3 million gain reflected in other income (expense), net. For the quarter ended September 28, 2008, the result of marking the derivatives to market was a $0.2 million loss reflected in other income (expense). The net gain associated with the derivatives for the nine months ended September 28, 2008 was $0.4 million. Future gains and losses on these derivative instruments as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will continue to be recognized in the Company's Statement of Operations. See Note 9.

        In July 2008, the Company paid $1.8 million related to the 2007 securities litigation settlement. This amount was partially funded with $1.2 million of the funds placed in the Company's restricted cash account with the remaining $0.6 million from the Company's operating cash accounts. The Company expects to pay an additional $2.0 million related to the settlement of the 2004 securities litigation in the fourth quarter of this year. Approximately $1.0 million was paid in October from the restricted cash account and the remaining $2.0 million will come from cash in the Company's operating accounts.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Significant Transactions (Continued)

        As of September 30, 2008, the Company had outstanding convertible notes payable which were acquired as the result of the SYS acquisition totaling $3.1 million, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinated to the Company's bank debt and bear interest at 10% per annum payable quarterly. Principal is due February 14, 2009 and the notes are convertible at any time into shares of common stock at a conversion rate of $2.86 per share. The balance of the outstanding notes is reflected in current portion of long-term debt in the accompanying consolidated balance sheets.

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

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 28, 2008 (in millions):

Fair Value Measurements at September 28, 2008 Using

	Total Carrying Value September 28, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative assets	$0.4	$—	$0.4	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and is validated with the use of a nationally recognized financial reporting service.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Customer Information

        The following table presents the Company's key customers from continuing operations for the periods presented and the percentage of net sales made to such customers (in millions):

	For the Three Months Ended		For the Nine Months Ended
Key Customers	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
U.S. Navy	$ 9.3 19.6%	$28.5 35.0%	$27.4 19.0%	$74.6 33.6%
U.S. Army	$13.3 28.0%	$10.3 12.6%	$36.3 25.2%	$37.4 16.8%

        These key customers are all served by the Kratos Government Solutions segment. The top five customers accounted for approximately 64% and 63% of total revenue for the three and nine months ended September 30, 2007, respectively, and for approximately 58% and 62% of total revenue for the three and nine months ended September 28, 2008.

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

        Certain income and charges are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance. Unallocated charges are related to corporate expenses previously allocated to the discontinued Wireless Network Services segment, share based compensation charges and related tax adjustments, expenses related to the stock option investigation, a benefit for the insurance proceeds received for the theft of stock options and a benefit related to a change in estimate for the Company's unused office space. These charges are included in corporate activities in the table below. Revenues and operating income

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Segment Information (Continued)

generated by the Company's current reporting segments for the three and nine months ended September 30, 2007 and September 28, 2008 are as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Revenues:
Government Solutions	$34.8	$68.5	$107.4	$182.6
Public Safety & Security	12.7	13.0	36.9	39.4

Total revenues	$47.5	$81.5	$144.3	$222.0

Operating income (loss):
Government Solutions	$0.7	$2.7	$3.3	$5.3
Public Safety & Security	(1.3)	(0.1)	(5.0)	0.1
Corporate activities	(7.8)	0.4	(18.3)	1.2

Total operating income (loss)	$(8.4)	$3.0	$(20.0)	$6.6

        Segment assets as of December 31, 2007 were $292.4 million for the Government Solutions segment and $22.5 million for the Public Safety and Security Segment. Both segments in total will have increased assets due to the acquisition of SYS of approximately $55.7 million. As of September 28, 2008, the allocation of the SYS assets to the segments has not been determined due to a restructuring analysis which is in progress and will be completed in the first half of 2009. This analysis will result in assets being allocated to both the Government Solutions Segment and the Public Safety and Security Segment.

Note 12. Related Party Transactions

        In 2002, the Company issued 90,000 shares of Series B Convertible Preferred Stock in a private placement to entities affiliated with one of the directors of the Company (40,000 shares), to a brother of the previous Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). As of September 28, 2008, a total of 10,000 shares of Series B Convertible Stock remain outstanding with a total liquidation preference of $5.0 million.

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

        Plaintiffs filed amended complaints in the six focus cases in August 2007. The Company is not one of the focus case issuers. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. In September 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies," the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies, less any applicable retention or co-insurance obligations that are expected to be paid directly by the Company. The Company estimates that the amount of its payment toward the settlement will be approximately $2.4 million. The Company has accrued approximately $2.4 million as of September 28, 2008 related to this matter and paid $1.0 million in October 2008 from its restricted cash account. The Company expects to fund the remaining $2.0 million towards the settlement in the fourth quarter of 2008 and expects to receive $0.6 million from the insurance carriers for this payment in the first half of 2009.

        In June 2008, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and on August 8, 2008, the parties filed their joint motions for preliminary approval of the proposed settlement with the Court. The Company makes no assurances at this time that the Court will grant final approval of the proposed settlement terms or that the matter ultimately will be settled. Despite the pending settlement reached in this action, the Company believes that the allegations lack merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. Plaintiff's opening brief on the matter is due on or before December 2, 2008, and Defendant's response is due January 2, 2009. A hearing date on the matter has not been set. The parties have conferred and discussed the Court's personal jurisdictional order and notice of appeal and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before December 5, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case No. 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this derivative complaint mirrored the amended allegations in the 2004 federal derivative action. Pursuant to a Court order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. In August 2008, and before defendants had responded to the complaint, Plaintiff voluntarily dismissed the Hameed Action pursuant to Federal Rule of Civil Procedure 41(a). The Company believes that the allegations lacked merit and intended to vigorously defend all claims asserted.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits. In October 2008, the parties notified the Court of the status of the federal action and the court continued the stay for an additional six months. The Court also ordered the parties to file an updated status report in April 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.7 million based on the Company's estimate of the potential amount it would have to pay in relation to these lawsuits.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the settlement proposal, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers will pay the settlement amount, less any applicable retention or co-insurance obligations and contributions that are expected to be paid directly by the Company. In May 2008, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and on August 8, 2008, the parties filed their joint motions for preliminary approval of the proposed settlement with the Court. In July 2008, the Company paid $1.8 million related to the settlement of this litigation. The final fairness hearing on the proposed settlement is set for December 3, 2008. The Company makes no assurances at this time that the Court will grant final approval of the proposed settlement terms or that the matter ultimately will be settled. Despite the pending settlement reached in this action, the Company believes that the allegations lack merit.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.6 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision. The Company has accrued approximately $0.5 million as of September 28, 2008 related to this matter.

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California, Alameda County. The suit alleges various violations of the California Labor Code and seeks payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs agreed to venue for the suit in San Diego County. Although the Company believes that the allegations lack merit, it has agreed with the plaintiffs to settle their claims for an aggregate amount in the range of $0.3 million to $0.5 million, to include individual and incentive awards, attorneys' fees and administrative costs, subject to court approval. The actual amount paid by the Company will depend upon the number of responses received from members of the purported class of plaintiffs. The Company has recorded an accrual for a contingent liability associated with this legal proceeding in the amount of $0.3 million.

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

        Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and continue to cooperate with the U.S.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million, and is in the process of liquidating the remaining assets which approximate $0.1 million in value. In June 2008, the Company's insurance carrier agreed to reimburse the Company for $0.6 million related to the theft of stock options. In September 2008, the Company's directors' and officers' liability insurers agreed to reimburse the Company for $1 million related to fees previously incurred on the ongoing investigation by the U.S. Attorney's Office. As a result, a benefit for this amount has been recorded in the recovery of unauthorized issuance of stock options and stock option investigation and related fees line item for the three and nine month periods ended September 28, 2008 in the accompanying Consolidated Statements of Operations.

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

        The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Risks Related to Our Business," and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2007 and other reports and filings made with the Securities and Exchange Commission.

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

Divestiture of Wireless Network Business

        On December 28, 2006, our Board approved a plan to divest portions of our business where critical mass had not been achieved. This plan involved the divestiture of our EMEA operations and our remaining South American operations. The EMEA operations were sold to LCC International, Inc. ("LCC") on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. We also received approximately $1.8 million from our EMEA operations prior and subsequent to the closing date as payment on outstanding intercompany debt. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on March 31, 2008. Based upon our review of the most recently available financial statements of the buyer, as of December 31, 2007, we had concern about their ability to pay this holdback, due to their available liquidity. We recorded a reserve of $0.7 million for this receivable. In May 2008, we reached an agreement with LCC for the payment of the $0.7 million holdback amount, under which LCC agreed to pay as the outstanding balance in $0.1 million increments each month commencing June 30, 2008. We have not yet received any payments due according to the agreement. While we intend to vigorously pursue collection of the amounts, there is a substantial likelihood that we will not receive payment of the amount due, in light of LCC's apparent available liquidity amounts.

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

        On September 25, 2007, we provided the working capital calculation to Platinum Equity, which indicated a working capital adjustment was due to Platinum Equity primarily due to cash collected on accounts receivables by us prior to the close of the transaction that exceeded our previous estimate of working capital to be delivered to Platinum Equity. On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. The adjustment is to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. The Company did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, respectively. As of September 28, 2008, the balance of $3.0 million plus accrued interest on the payments outstanding has been reflected in other current liabilities.

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

        In February 2008, we and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid in April 2008 with 697,315 shares of common stock valued at $1.3 million and cash of $0.2 million.

        Until the date on which the shares of stock became salable interest shall accrued on the value of the closing stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The shares became saleable on June 30, 2008 and 167,692 additional shares were issued in satisfaction of the accrued interest.

        On June 28, 2008, we completed our merger with SYS Technologies ("SYS"), a San Diego-based company. The merger enhances our position as a premier mid-tier federal, state and local government contractor in the United States in the areas of C5ISR, IT services and public safety and homeland security solutions. The merger creates a broad, complementary set of business offerings, and positions the company to deliver capabilities to a wider spectrum of customers.

        We issued 25.3 million shares to SYS shareholders in the merger, for a total purchase price of $55.2 million including direct transaction costs of $2.3 million Each share of SYS common stock was converted into the right to receive 1.2582 shares of Kratos common stockin the merger. The value of the Kratos common stock issued in the merger was derived from the number of shares of Kratos common stock issued, or 25.3 million, at a price of $2.022 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and two days subsequent to the public announcement of the merger on February 21, 2008.

Key Financial Statement Concepts

        As of September 28, 2008, we consider the following factors to be important in understanding our financial statements.

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

        We believe that our Kratos Government Solutions segment will build and expand our customer relationships within the Department of Defense, Department of Homeland Security and other non-DoD state and local agencies by taking advantage of the significant opportunities for companies with substantial expertise in advanced engineering and information technology. We believe we will experience continued growth in revenues and operating income from this operating segment. The acquisitions of Haverstick on December 31, 2007 and SYS on June 28, 2008 resulted in the addition of nearly 900 highly skilled technical professionals and engineers with expertise in the areas of military weapons and target range support as well as targets and missile operations and maintenance.

Balance Sheet Changes September 28, 2008 Compared to December 31, 2007

        Total assets increased from $335.3 million as of December 31, 2007 to $382.8 million as of September 28, 2008. The primary changes are in accounts receivable and goodwill which are directly attributable to the acquisition of SYS. In addition, additional paid-in capital increased $54.1 million, again driven primarily by the SYS acquisition.

Comparison of Results for the Three Months Ended September 30, 2007 to the Three Months Ended September 28, 2008

         Revenues.    Revenues increased $34.0 million from $47.5 million for the three months ended September 30, 2007 to $81.5 million for the three months ended September 28, 2008. This increase was due to $20.6 million in revenues from Haverstick, which was acquired in December 2007 and $18.9 million in revenues from SYS, which was acquired on June 28, 2008, offset by decreased revenue of $3.1 million as a result of the impact of the conversion of our work as prime to subcontractor on one of our target range projects, which was recently recompeted and awarded to a small business. In addition, revenues in our KGS Segment were also impacted by reductions in lower margin materials and subcontract work. Revenue in our PSS segment increased slightly from $12.7 million in the third quarter of 2007 to $13.0 million in the third quarter of 2008.

        Revenues by operating segment for the three months ended September 30, 2007 and September 28, 2008 are as follows (in millions):

	2007	2008	$ change	% change
Government Solutions	$34.8	$68.5	$33.7	96.8%
Public Safety & Security	12.7	13.0	0.3	2.3%

Total revenues	$47.5	$81.5	$34.0	71.6%

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

         Cost of Revenues.    Cost of revenues increased from $39.3 million for the three months ended September 30, 2007 to $63.6 million for the three months ended September 28, 2008, primarily as a result of the increase in revenue related to the acquisitions of Haverstick and SYS. Gross margin increased from 17.3% to 22.0%, for the three months ended September 30, 2007 and September 28, 2008, respectively. The increase in gross margin primarily resulted from higher gross margins in our KGS segment as a result of our Haverstick and SYS acquisitions due to the mix of revenues as well as due to the classification of costs between cost of sales and SG&A in accordance with government accounting standards, as well as improved operational performance in our PSS segment, for which margins increased from 25.4% to 29.5% for the three month period ended September 30, 2007 and September 28, 2008, respectively.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased from $8.9 million in the three months ended September 30, 2007 to $14.6 million in the three months ended September 28, 2008. As a percentage of revenues, SG&A decreased from 18.7% to 17.9% for the three month period ended September 30, 2007 and September 28, 2008, respectively, reflecting the impact of leverage from the SG&A infrastructure as revenues increased. The SG&A increase of $5.7 million was primarily a result of the Haverstick and SYS acquisitions. Included in SG&A for the three months ended September 30, 2007 and September 28, 2008 is amortization of purchased intangibles of $0.7 million and $1.3 million, respectively. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 17.3% to 16.3% for the three months ended September 30, 2007 and September 28, 2008, respectively.

         Research and Development.    Research and development expenses increased from zero for the three months ended September 30, 2007 to $1.0 million for the three months ended September 28, 2008 as a result of the SYS acquisition. These expenses relate to products that address the information connectivity needs of target customers in the information technology (IT) and PSS markets. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. These expenses are primarily attributable to research and development as well as sustaining engineering related to network security and management product lines and IP video and data distribution product lines.

         Impairment of Assets and Adjustments to the Liability for Unused Office Space.    Costs related to the impairment of assets and adjustments to the liability for unused office space decreased from $1.2 million in the three months ended September 30, 2007 to $0.3 million in the three months ended September 28, 2008. The costs in the third quarter of 2007 of $1.2 million were comprised of $0.8 million for an excess facility accrual for obligations under facility leases that were unfavorably impacted by our divestitures of our wireless network services businesses which resulted in unused office space, $0.2 million related to the impairment of leasehold improvements for these facilities and $0.2 million related to an impairment of fixed assets. The costs in the third quarter of 2008 of $0.3 million are comprised of the write-off of fees related to our withdrawl of our Form S-3 and S-4 shelf registration statements which will no longer be able to be used as a result of a change in regulations, partially offset by a favorable adjustment to our unused office space accrual as the result of a sublease of additional space at our corporate office.

         Recovery of Unauthorized Issuance of Stock Options and Stock Option Investigation and Related Fees.    Costs related to the recovery of unauthorized issuance of stock options and stock option investigation and related fees decreased from an expense of $6.5 million in the three months ended September 30, 2007 to a benefit of $1.0 million in the three months ended September 28, 2008. The costs in the third quarter of 2007 of $6.5 million were comprised of legal, accountant and other professional fees related to our equity award review, which was completed in September 2007, and the government inquiries by the Department of Justice and recently completed inquiries by the SEC. In September 2008, the Company's directors' and officers' liability insurers agreed to reimburse us for $1.0 million related to fees previously incurred on the ongoing investigation by the U.S. Attorney's Office which has been recorded as a credit in the three month period ended September 28, 2008.

         Other Income (Expense), Net.    Net other income (expense) decreased from income of $0.1 million to an expense of $2.9 million for the three months ended September 30, 2007 and September 28, 2008, respectively.

        Other income for the three months ended September 30, 2007 was primarily related to the sale of assets. Total interest expense related to our prior credit facility for the three months ended

September 30, 2007 was $0.1 million. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $0.1 million for the three months ended September 30, 2007 that was required to be repaid as a result of the sales of our Wireless Network Services business was allocated to discontinued operations for the periods presented. See Note 6 to the financial statements included elsewhere herein.

        For the three months ended September 29, 2008, we incurred interest expense of $2.7 million primarily as a result of borrowings on our credit facility for the Haverstick acquisition. In addition, other expense of $0.2 million was recorded to reflect primarily marking to market our $70 million derivative financial instruments we entered into to reduce our exposure to variable rates on our outstanding debt.

         Provision for Income Taxes.    Provision for income taxes increased from a provision of $0.4 million or a negative 4.8% rate on a loss before income taxes of $8.3 million in the third quarter of 2007, to a provision of $0.5 million, or 500% on income before income taxes of $0.1 million. The tax provision in the third quarter of 2007 and 2008 were primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets, plus certain state taxes.

         Income (loss) from Discontinued Operations.    Loss from discontinued operations decreased from $4.7 million for the three months ended September 30, 2007 to income $0.2 million for the three months ended September 28, 2008. The loss in 2007 was primarily due to a loss on disposal of $1.9 million on the sale of the Wireless Deployment Services business operations in the third quarter of 2007 as well as a charge for excess facility accrual of approximately $1.1 million related to certain facility leases of Deployment field offices that were not assumed by the buyer. Revenues and operating income (loss) generated by these businesses in the third quarter of 2007, excluding the loss on sale of deployment and the charge for the excess facility accrual, through the date of divestiture and quarter end, were approximately $6.1 million and operating loss of $1.4 million, respectively. For the three months ended September 28, 2008, we had no income before tax and a tax benefit of $0.2 million related to foreign exchange adjustments netted with interest accrued for certain foreign tax contingencies.

Comparison of Results for the Nine Months Ended September 30, 2007 to the Nine Months Ended September 28, 2008

         Revenues.    Revenues increased 53.8% from $144.3 million for the nine months ended September 30, 2007 to $222.0 million for the nine months ended September 28, 2008, offset by decreased revenue of $3.1 million as a result of the impact of the conversion of our work as prime to subcontractor on one of our target range projects, which was recently recompeted and awarded to a small business. In addition, revenues in our Government Solutions segment were also impacted by reductions in lower margin materials and subcontract work. Revenue growth in our PSS segment of $2.5 million was primarily related to an increase in facility automation and security projects performed over the prior year in our mid-atlantic and southwest markets.

        Revenues by operating segment for the nine months ended September 30, 2007 and September 28, 2008 are as follows (in millions):

	2007	2008	$ change	% change
Government Solutions	$107.4	$182.6	$75.2	70.0%
Public Safety & Security	36.9	39.4	2.5	6.8%

Total revenues	$144.3	$222.0	$77.7	53.8%

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

         Cost of Revenues.    Cost of revenues increased from $121.3 million for the nine months ended September 30, 2007 to $178.6 million for the nine months ended September 28, 2008, primarily due to the corresponding aforementioned increase in total revenues related to the Haverstick and SYS acquisitions. Gross margin increased from 15.9% of total revenues for the nine months ended September 30, 2007 to 19.5% for the same period in 2008. The increase in gross margin resulted primarily from increased margins in the Government Solutions segment from our Haverstick and SYS acquisitions due to the mix of revenues as well as due to the classification of costs between cost of sales and SG&A in accordance with government accounting standards, as well as improved operational performance in our PSS segment, for which margins increased from 21.1% to 27.2% for the nine month periods ended September 30, 2007 and September 28, 2008, respectively.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased from $28.8 million for the nine months ended September 30, 2007 to $37.7 million for the nine months ended September 28, 2008, primarily reflecting SG&A of $15.5 million incurred by Haverstick and SYS offset by a reduction of $6.6 million related to cost reductions that occurred after the sale of our legacy wireless business in 2007. Included in the SG&A for the nine months of 2007 and 2008 is amortization of purchased intangibles of $2.1 million and $3.6 million, respectively. The increase in amortization year over year is primarily a result of the Haverstick and SYS acquisitions. As a percentage of revenues, SG&A decreased from 20.0% in the first nine months of 2007 to 17.0% in the first nine months of 2008, reflecting the leverage of our SG&A infrastructure with increased revenues. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 18.5% to 15.4% of revenues for the first nine months of 2007 and 2008, respectively.

         Research and Development.    Research and development expenses increased from zero for the nine months ended September 30, 2007 to $1.0 million for the nine months ended September 28, 2008 as a result of the SYS acquisition. These expenses relate to products that address the information connectivity needs of target customers in the IT and PSS markets. Research, engineering and development (R&D) expenses include burdened labor and material costs to develop new products as well as maintaining and enhancing our existing product capabilities. These expenses are primarily attributable to research and development as well as sustaining engineering related to network security and management product lines and IP video and data distribution product lines.

         Impairment of Assets and Adjustments to the Liability for Unused Office Space.    Costs related to the impairment of assets and adjustments to the liability for unused office space decreased from $1.2 million in the nine months ended September 30, 2007 to a benefit $0.3 million in the nine months ended September 28, 2008. The costs in the nine months ended September 30, 2007 of $1.2 million were comprised of $0.8 million for an excess facility accrual for obligations under facility leases that were unfavorably impacted by our divestitures of our Wireless Network Services business which resulted in unused office space, $0.2 million related to the impairment of leasehold improvements for these facilities and $0.2 million related to an impairment of fixed assets. The benefit in the nine months ended September 28, 2008 of $0.3 million is primarily a result of a change in estimate of our excess facility accrual for obligations under facility leases. As a result of the SYS acquisition, we determined that a portion of our corporate facility will be used commencing in the third quarter of 2008. This was partially offset by a write-off of fees related to our withdrawl of S-3 and S-4 registration statements which will no longer be able to be used as a result of the change in regulations.

         Recovery of Unauthorized Issuance of Stock Options and Stock Option Investigation and Related Fees.    Costs related to the recovery of unauthorized issuance of stock options and stock option investigation and related fees decreased from an expense of $13.0 million in the nine months ended September 30, 2007 to a benefit of $1.6 million in the nine months ended September 28, 2008. The costs in the nine months ended September 30, 2007 of $13.0 million were comprised of legal, accountant and other professional fees related to our equity award review which was completed in September 2007 and the government inquiries by the Department of Justice and recently completed inquiries by the SEC. The benefit of $1.6 million in the nine months ended September 28, 2008 is a result of insurance carriers agreeing to reimburse us for costs previously expensed. In June 2008, our insurance carrier agreed to reimburse us for $0.6 million related to the theft of stock options. In September 2008, our directors' and officers' liability insurers agreed to reimburse the us for $1.0 million related to fees previously incurred on the ongoing investigation by the U.S. Attorney's Office.

         Other Income (Expense), Net.    Net other income (expense) decreased from $0.8 million of income to $6.7 million of expense for the nine months ended September 30, 2007 and September 28, 2008, respectively. The year over year change from income to expense was primarily driven by increased interest expense for the nine months ended September 28, 2008.

        Other income for the nine months ended September 30, 2007 was primarily related to the sale of assets. Total interest expense related to our prior credit facility for the nine months ended September 30, 2007 was $2.2 million. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $2.2 million for the nine months ended September 30, 2007 that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 6, Significant Transactions.

        For the nine months ended September 28, 2008, we incurred interest expense of $7.5 million primarily as a result of borrowings on our Credit Facility for the Haverstick acquisition. This was partially offset by other income of $0.8 million. The other income was related to $0.4 million in income as a result of marking to market our $70 million derivative financial instruments we entered into to reduce our exposure to variable rates on our outstanding debt and $0.4 million related to the sale of assets.

         Provision (benefit) for Income Taxes.    Our effective income tax rate for the nine months ended September 30, 2007 was a negative 4.7% provision rate, or a $0.9 million provision on a loss before taxes of $19.2 million, compared to a negative 1,400% provision rate for the nine months ended September 28, 2008, or a $1.4 million provision on a loss before taxes of $0.1 million. The tax provisions in 2007 and 2008 were primarily due to an increase in the deferred tax liability related to temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets, plus certain state taxes. The negative tax provision of 1,400% in the nine months ended September 28, 2008 is a function of the relationship between certain minimum taxes that we are subject to regardless of our reported book income. It is anticipated that as pretax income increases, the tax rate will decrease substantially as these minimum taxes become a smaller percentage of pretax income.

         Income (loss) from Discontinued Operations.    Loss from discontinued operations changed from a loss of $9.2 million for the nine months ended September 30, 2007 to $0.2 million of income for the nine months ended September 28, 2008. In 2007, the loss was primarily due to impairment of assets related to the Wireless Deployment business of $13.4 million and an impairment of goodwill related to this business of $7.2 million recorded in the first quarter of 2007 and the $1.9 million loss from disposal of our deployment business and the $1.1 million excess facility accrual recorded in the third quarter of 2007, all partially offset by a gain of $14.8 million on the sale of the Wireless Engineering Services business operations in the second quarter of 2007 and a gain of $3.3 million on the sale of the EMEA business in the first quarter of 2007. Revenues and operating income (loss) generated by these businesses in the first nine months of 2007, through the date of divestiture for these businesses, excluding the impairment of assets and gains on sales were approximately $85.7 million and an operating loss of $4.5 million, respectively. In 2008, we recognized a tax benefit of $1.1 million primarily related to the expiration of the statute of limitations for certain foreign tax contingencies. This benefit was offset partially by an impairment charge related to retained assets and liabilities from the sale and discontinuance of these operations as well as the settlement of the working capital adjustment with Platinum on the sale of our deployment business.

Backlog

        As of September 28, 2008, our backlog was approximately $500.0 million, of which $156.0 million was funded. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly of quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

        Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from government-wide acquisition contracts, or (GWAC) contracts, or General Services Administration, or (GSA), schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity, or (ID/IQ), contracts, based on our experience under such contracts and similar contracts. Unfunded backlog also includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.

        Contracts undertaken by us may extend beyond one year. Accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog. Although funded backlog represents only business which is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential fees.

        Management believes that year-to-year comparisons of backlog are not necessarily indicative of future revenues. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In addition, cancellation or adjustments to contracts may occur. Backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed of new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.

Liquidity and Capital Resources

        Our sources of liquidity include cash and cash equivalents, cash from operations, our credit facility and other external sources of funds. As of September 28, 2008, we had cash and cash equivalents totaling $2.5 million and restricted cash of $1.5 million primarily related to the requirement of our credit facility that we set aside 50% the proceeds of the recovery amounts from the theft of stock options by our former stock option administrator to fund settlement amounts for our 2004 and 2007 securities litigation.

        Our operating cash flow is used to finance trade accounts receivable, fund litigation settlements, fund capital expenditures and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payers for our services do not pay us as quickly as we pay our vendors and employees for their goods and services primarily due to contractual billing milestones that must be achieved to enable us to bill our customers. Capital expenditures consist primarily of investment in computer hardware and software and improvement of our physical properties in order to maintain suitable conditions to conduct our business.

        Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Cash used by continuing operations was $5.7 million for the nine months ended September 28, 2008 and provided by operations was $4.9 million for the nine months ended September 30, 2007. The change in cash used by continuing operations for the nine months ended September 28, 2008, is primarily the result of the funding requirements of the securities litigation settlements and the timing of payments to our subcontractors on projects for which we collect receivables on a milestone basis.

        Cash provided by investing activities from continuing operations was $51.4 million for the nine months ended September 30, 2007 compared to cash used by investing activities of $3.4 million for the nine months ended September 28, 2008.

        During the nine months ended September 30, 2007, investing activities included proceeds of $57.7 million from the disposition of discontinued operations, offset by capital expenditures of $1.1 million and cash paid of $6.2 million for contingent consideration of prior acquisitions.

        During the nine months ended September 28, 2008, investing activities included the following:

  •
  Proceeds received of $2.3 million from the settlement of the working capital amount owed by LCC on the sale of our domestic engineering operations which was partially offset by cash paid of $2.0 million to Platinum Equity in partial settlement of the working capital adjustment for the sale of our Wireless Deployment business.

  •
  Payments of $1.8 million, net of cash acquired, related to our Haverstick and SYS acquisitions consisting of primarily transaction related expenses. Additional transaction costs related to our SYS acquisition will be paid in the last quarter of this year. See Notes 6 and 7 to our unaudited consolidated financial statements for further discussion of our acquisitions and divestitures.

  •
  An increase in payments of $1.5 million in our restricted cash accounts. As a result of the first amendment to our credit facility in March 2008, we were required to set aside proceeds from the recovery of the theft of stock options in a restricted account to fund the legal settlements related to our securities litigations. During 2008, we funded this account with $2.2 million related to recoveries on the theft and in July 2008, we used $1.2 million of these funds to pay a portion of the $1.8 million related to the 2007 securities litigation settlement. The balance of the increase in restricted cash of $0.5 million is related to cash we are required to maintain in a restricted account related to our worker's compensation self insurance and employee travel card programs. See Note 8 to our unaudited consolidated financial statements for further discussion of our first amendment to our Credit Facility.

  •
  Capital expenditures of $0.7 million and proceeds of the sale of investments $0.3 million.

        Cash used in financing activities from continuing operations was $50.4 million for the nine months ended September 30, 2007 and cash provided by financing activities from continuing operations was $3.8 million for the nine months ended September 28, 2008. In 2007, borrowings of $8.0 million under the line of credit were offset by payments of $58.0 million under the line of credit as a result of cash received from the sale of our wireless businesses that was required to be used to reduce our debt on our prior credit facility. The positive cash flow from financing activities for the 2008 period consisted primarily of $6.0 million of borrowings from our revolver offset by required repayments on our term notes of $2.0 million.

        Cash used by discontinued operations was $5.1 million and $0.8 million for the nine months ended September 30, 2007 and 2008, respectively. The decrease was primarily a result of the sale of these operations in 2007.

Contractual Obligations and Commitments

        In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of September 30, 2008, we have approximately $3.6 million of cash holdback amounts which include accrued interest and $8.2 million of common stock holdback due for the MRC and Haverstick acquisitions; these will be released subject to indemnity rights. The MRC holdback of approximately $2.4 million was originally due in April 2008 and this date has been extended to provide additional time to resolve outstanding indemnification obligations. We expect to make this payment in the fourth quarter of this year or the beginning of 2009. The remaining amounts for Haverstick of $1.2 million in cash and $8.2 million in common stock are due in equal payments in December 2008 and September 2009. The holdback arrangements accrue interest in accordance with the terms of the purchase agreements.

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

        On December 31, 2007, we entered into a new credit facility of $85.0 million with KeyBanc Capital Markets which replaced the October 2, 2006 credit agreement with Key Bank. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half year term with principal payments required quarterly beginning on March 31, 2008 of $25,000 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments required quarterly beginning on March 31, 2008 of $0.6 million in 2008, $1.3 million in 2009, $2.5 million in

2110, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011 and contains provisions typical in such arrangements. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of our aggregate debt to our EBITDA for the previous four fiscal quarters. We used the credit facility to fund the acquisition of Haverstick and to retire outstanding debt under our October 2006 credit facility with Key Bank. The terms of the new credit agreement require us to provide certain customary covenants for a credit agreement, including certain financial covenants which vary by quarter. See Schedules 7.12(a) through (e) to both the First Lien Credit Agreement and the Second Lien Credit Agreement, which were filed as Exhibits 10.1 and 10.2 respectively, to our Current Report on Form 8-K filed with the SEC on January 7, 2008. As of September 28, 2008, our outstanding balance on the facility was $79.5 million and we had availability under the revolver of $2.0 million.

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

        On June 26, 2008, we entered into a second amendment to our credit facility in order to obtain changes necessary to complete the merger with SYS. The amendment specifically approves our assumption of the unsecured subordinated convertible notes issued by SYS as subordinated debt under the credit facility provided that a subordination agreement is obtained from the note holders representing no less than 95% of the aggregate principal amount of all subordinated notes. This condition was satisfied in July 2008. In addition, the amendment provides for an add-back for amounts representing actual transaction costs incurred by an acquired entity in the computation of Consolidated

EBITDA, as defined in the credit agreement, in any acquisition in which 100% of the purchase price is paid by our equity securities.

        As of September 28, 2008, we had outstanding convertible notes payable which were acquired as the result of the SYS acquisition totaling $3.1 million, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinate to our bank debt and bear interest at 10% per annum payable quarterly. Principal is due February 14, 2009 and the notes are convertible at any time into shares of common stock at a conversion rate of $2.86 per share.

        In the third quarter of 2008, we paid $1.8 million related to the 2007 securities litigation settlement. This amount was partially funded with $1.2 million of the funds placed in the restricted account. In October 2008 we funded $1.0 million related to the 2004 securities litigation settlement from our restricted cash account, and we expect to pay an additional $2.0 million plus interest accrued from October 2008 at 10% per annum from our operating cash, in the fourth quarter of this year. We expect to be reimbursed for $0.6 million of the payment related to the 2004 securities litigation settlement by our insurance carrier by the final settlement date of the litigation, which is anticipated by the end of the fourth quarter of this year or the first quarter of 2009.

        On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. The adjustment is to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. We did not make the scheduled $2.5 million payment due as of July 31, 2008; payments of $1.0 million were made in August and September of 2008, respectively. As of September 28, 2008, the balance of $3.0 million, plus accrued interest on the payments outstanding, has been reflected in other current liabilities.

Other Liquidity Matters

        We intend to fund our cash requirements with cash flows from operating activities, and borrowings under our current credit facilities and potential future credit facilities. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. However, we expect to pay for the remaining settlement of our shareholder litigation in the fourth quarter of 2008 as discussed in Note 13—Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report, and we may need to raise additional funds to pay for this settlement. In addition, if we become subject to significant judgments, settlements, or fines related to the matters discussed in Note 13 Legal Matters, or any other matters, or incur legal fees in excess of our current expectations, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our ability to access the capital markets and our compliance with our debt covenants.

        As discussed in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, or if there is a real likelihood of continuing resolutions in 2009 for civilian and DoD agencies, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources. As of September 28, 2008, we were in compliance with all financial covenants under the credit agreements.

        We currently carry a significant amount of debt and as such, our ability to execute on additional business opportunities may be limited due to existing borrowing capacity. In addition, given the relatively highly leveraged liquidity position, any down-turn in our operating earnings could impair our ability to comply with the financial covenants of our existing credit facility. If we believe a covenant violation is more than likely to occur in the near future, we would seek relief from our lenders. This relief would have some cost to us and such relief might not be on terms as favorable as those in its existing credit agreement. If we were to actually default due to our failure to meet the financial covenants of our credit agreement and inability to obtain a waiver from the lenders, our credit agreement could require us to immediately repay all amounts then outstanding under the credit agreement and/or require us to pay interest at default rates per the credit agreement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its credit facility with KeyBank National Association. Based on the Company's average outstanding balances during the nine months ended September 28, 2008 a 1% change in the LIBOR rate would not impact the Company's financial position and results of operations as a result of the 4.25% LIBOR floor rate on our credit facility. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with investment grade counterparties to reduce exposure to nonperformance on such instruments.

        Cash and cash equivalents as of September 28, 2008 were $2.5 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the nine months ended September 28, 2008.

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

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2008.

        There has been no change in our internal control over financial reporting during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Plaintiffs filed amended complaints in the six focus cases in August 2007. The Company is not one of the focus case issuers. In September 2007, the Company's named officers and directors again extended the tolling agreement with plaintiffs. In September 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007. The Court denied the motions to dismiss on March 16, 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted. In accordance with FASB No. 5, "Accounting for Contingencies," the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally allege that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits allege that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs seek unspecified damages. These actions have been consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File No. 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the tentative settlement, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers will pay the settlement amount in accordance with the Company's insurance policies, less any applicable retention or co-insurance obligations that are expected to be paid directly by the Company. The Company estimates that the amount of its payment toward the settlement will be approximately $2.4 million. The Company has accrued approximately $2.4 million as of September 28, 2008 related to this matter and paid $1.0 million in October 2008 from its restricted cash account. The Company expects to fund the remaining $2.0 million towards the settlement in the fourth quarter of 2008 and expects to receive $0.6 million from the insurance carriers for this payment in the first half of 2009.

        In June, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and on August 8, 2008, the parties filed their joint motions for preliminary approval of the proposed settlement with the Court. The Company makes no assurances at this time that the Court will grant final approval of the proposed settlement terms or that the matter ultimately will be settled. Despite the pending settlement reached in this action, the Company believes that the allegations lack merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case No. 04CV1663; and Roth v. Wireless Facilities, Inc., Case No. 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. Plaintiff's opening brief on the matter is due on or before December 2, 2008, and Defendant's response is due January 2, 2009. A hearing date on the matter has not been set. The parties have conferred and discussed the Court's personal jurisdictional order and notice of appeal and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before December 5, 2008. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case No. 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this derivative complaint mirrored the amended allegations in the 2004 federal derivative action. Pursuant to a Court order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. In August 2008, and before defendants had responded to the complaint, Plaintiff voluntarily dismissed the Hameed Action pursuant to Federal Rule of Civil Procedure 41(a). The Company believes that the allegations lacked merit and intended to vigorously defend all claims asserted.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation,

California Superior Court, San Diego County, Lead Case No. GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuits. In October 2008, the parties notified the Court of the status of the federal action and the court continued the stay for an additional six months. The Court also ordered the parties to file an updated status report in April 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.7 million based on the Company's estimate of the potential amount it would have to pay in relation to these lawsuits.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions have been consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File No. 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. Under the settlement proposal, plaintiffs and the class will dismiss all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers will pay the settlement amount, less any applicable retention or co-insurance obligations and contributions that are expected to be paid directly by the Company. In May 2008, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and August 8, 2008, the parties filed their joint motions for preliminary approval of the proposed settlement with the Court. In July 2008, the Company paid $1.8 million related to the settlement of this litigation. The final fairness hearing on the proposed settlement is set for December 3, 2008. The Company makes no assurances at this time that the Court will grant final approval of the proposed settlement terms or that the matter ultimately will be settled. Despite the pending settlement reached in this action, the Company believes that the allegations lack merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.6 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.6 million as of September 28, 2008 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California,

Alameda County. The suit alleges various violations of the California Labor Code and seeks payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs agreed to venue for the suit in San Diego County. Although the Company believes that the allegations lack merit, it has agreed with the plaintiffs to settle their claims for an aggregate amount in the range of $0.3 million to $0.5 million, to include individual and incentive awards, attorneys' fees and administrative costs, subject to court approval. The actual amount paid by the Company will depend upon the number of responses received from members of the purported class of plaintiffs. The Company has recorded an accrual for a contingent liability associated with this legal proceeding in the amount of $0.3 million.

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

        Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and continues to cooperate with the U.S. Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million, and is in the process of liquidating the remaining assets which approximate $0.1 million in value.

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

        We have completed several acquisitions of complementary businesses in recent years, including our December 2007 acquisition of Haverstick Consulting, Inc. and our June 2008 acquisition of SYS. The success of these acquisitions will depend in part on the success in integrating the operations, technologies and personnel of Haverstick and SYS into the Company. The failure to successfully integrate the operations of the two companies or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.

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

  •
  notifying and obtaining approval from agencies from which import and export licenses have been issued; and

  •
  inability to generate sufficient revenue to offset acquisition costs.

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

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the nine month period ended September 28, 2008, two customers comprised approximately 66.5% and 50.4% of our federal business revenues and total revenues, respectively, and our five largest customers accounted for approximately 81.8% and 62.0% of our total federal business revenues and total revenues, respectively. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

        Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 39.5% and 35.3%, respectively, of our federal business revenues for the period ended September 28, 2008. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        The matters relating to our internal review of our stock option granting practices and the restatement of our financial statements have exposed us to civil litigation claims, regulatory proceedings and government proceedings that could have a material adverse effect on us.

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

        Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Part II, Item 1, "Legal Proceedings," several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC initiated an inquiry into our historical stock option granting practices and we received a subpoena from the United States Attorney's Office for the Southern District of California for the production of documents relating to our historical stock option granting practices. On April 1, 2008, the SEC notified us that it had completed its investigation and that it did not intend to recommend any enforcement action by the SEC against us. We are cooperating with the United States Attorney's Office for the Southern District of California, and expect to continue to do so.

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

        Companies that have experienced volatility in the market price of their stock have frequently been the subjects of securities class action litigation. We and certain of our current and former officers and directors have been named defendants in class action and derivative lawsuits. These matters and any other securities class action litigation and derivative lawsuits in which we may be involved could result in substantial costs to us and a diversion of our management's attention and resources, which could materially harm our financial condition and results of operations.

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

        We have a stockholder rights plan that may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders' ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

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

Item 2.    Unregistered Sales of Equity Securities and Uses of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
2.1	Agreement, dated as of March 9, 2007, by and between LCC Wireless Engineering Services Limited and the Company**	10K	12/31/06
2.2	Asset Purchase Agreement, dated May 29, 2007, by and between the Company and LCC International, Inc.**	8-K	05/30/07
2.3	Asset Purchase Agreement, dated July 7, 2007, by and between the Company and Burgundy Acquisition Corporation**	8-K	07/12/07
2.4	Agreement and Plan of Merger dated November 2, 2007, by and among the Company, Kratos Government Solutions, Haverstick Acquisition Corp. and Haverstick Consulting, Inc.**	8-K	11/7/07
2.5	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among the Company, White Shadow, Inc. and SYS**	8-K	2/21/08
3.1	Amended and Restated Certificate of Incorporation	10-Q	09/30/01
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/12/07
3.3	Amended and Restated Bylaws	10K/A	4/29/08
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock	10-Q	09/30/01
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock	8-K/A	06/05/02
3.6	Certificate of Designation of Series C Preferred Stock	8-K	12/17/04
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.	S-1	08/18/99
4.3	Rights Agreement, dated as of December 16, 2004, between the Company and Wells Fargo, N.A.	8-K	12/17/04
10.1	Amended and Restated Executive Employment Agreement dated as of August 4, 2008 between the Company and Eric DeMarco	10-Q	8/6/08
10.2	Amended and Restated Executive Employment Agreement dated as of August 4, 2008 between the Company and Deanna Lund	10-Q	8/6/08
10.3	Amended and Restated Executive Employment Agreement dated as of August 4, 2008 between the Company and Laura Siegal	10-Q	8/6/08

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

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

Date: November 6, 2008

QuickLinks

KRATOS DEFENSE & SECURITY SOLUTIONS, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008 INDEX
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
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURE