Form 10-K
period 2008-12-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2009-03-10
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification)
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

Large Accelerated Filer ☐ Non Accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated Filer ☒ Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates as of the last business day of most recently completed second fiscal quarter (June 27, 2008) was approximately $207.2 million, based on the closing sale price on the NASDAQ Global Select Market on that date.*

         The number of shares outstanding of the Registrant's Common Stock was 128,169,634 as of December 28, 2008.

*
Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the Common Stock outstanding on June 27, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2009 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the registrant's Form 10-K/A, to be filed subsequent to the date here of, are incorporated by reference into Part III of this report. Such Proxy Statement or Form-10K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 28, 2008.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008

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

Overview

        We are an innovative provider of mission critical engineering, information technology (IT) services and warfighter solutions. We work primarily for the U.S. government and federal government agencies, but we also perform work for state and local agencies and commercial customers. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (C4ISR); weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system test and evaluation; missile and rocket mission launch services; public safety, security and surveillance systems; modeling and simulation; unmanned aerial vehicle (UAV) products and technology; advanced network engineering and information technology services; and advanced information technology services. We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across our core service areas.

        We derive a substantial portion of our revenue from contracts performed for federal government agencies, including the U.S. Department of Defense (DOD), with the majority of our revenue currently generated from the delivery of mission-critical warfighter solutions, advanced engineering services, system integration and system sustainment services to defense and other non-DOD and civilian government agencies. We believe our diversified and stable client base, strong client relationships, broad array of contract vehicles, considerable employee base possessing government security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

        Prior to 2008 we were also an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government and enterprise customers. In 2006 and 2007, we undertook a transformation strategy whereby we divested our commercial wireless-related businesses and chose to pursue business with the federal government, primarily the DOD, through strategic acquisitions. On September 12, 2007, we changed our name from Wireless Facilities, Inc. (WFI) to Kratos Defense & Security Solutions, Inc. (Kratos). Our new name reflects our revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies. In connection with our name change, we changed our NASDAQ Global Market trading symbol to "KTOS".

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

  Kratos Government Solutions (KGS) Segment

        The Kratos Government Solutions segment provides engineering, information technology and weapons systems to federal, state, and local government agencies, but primarily the DOD. Our work includes weapon systems sustainment, lifecycle support and extension; command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) services; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; public safety and security services; modeling and simulation, unmanned aerial vehicle (UAV) products and technology, and advanced network engineering and information technology services; public safety, security and surveillance systems integration. Our KGS segment also provides public safety, security and surveillance systems products and services to the homeland security market with products and services aimed at supporting first responders.

  Public Safety and Security (PSS) Segment

        The Kratos Public Safety and Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are retail, healthcare, education, sports and entertainment, municipal government, correctional facilities and other public facilities. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations, comprised of Kratos Mid Atlantic, Kratos Southeast, and Kratos Southwest.

Industry Background

  U.S. Department of Defense Drives Strategic Priorities for the Company

        The delivery and execution of our mission-critical engineering and support services are driven by the priorities of the U.S. federal government and primarily the Department of Defense. The strategic priorities of the DOD are based in large part on the Quadrennial Defense Review, the first conducted in an era of global terrorism, which continues the shift in emphasis by identifying key strategic priorities. These priorities are currently focused on mission critical capabilities of the U.S. armed forces and providing the support infrastructure necessary to sustain these forces in a time of heightened warfare readiness and deployment.

        The 2009 Fiscal Year DOD approved budget is $515.4 billion, an increase of $35.9 billion over Fiscal Year 2008. The total budgetary increase of approximately 7.5% represents a significant opportunity to key federal government contractors in support of the DOD's war fighter, information technology, and other operational priorities. The approved DOD budget for 2009 includes a request for supplemental funding of $70.0 billion to fight the Global War on Terror. We believe there will be significant market opportunities for providers of system sustainment, IT and engineering services and solutions to federal government agencies over the next several years, particularly those in the defense and homeland security communities.

  Focus on Federal Government Transformation

        The federal government, and the DOD in particular, is in the midst of a significant transformation that is driven by the federal government's need to address the changing nature of global threats. A significant aspect of this transformation is the use of Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (C4ISR), and information technology to increase the federal government's effectiveness and efficiency. The result is increased federal government spending on information technology to upgrade networks and transform the federal government from separate, isolated organizations into larger, enterprise level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all federal government agencies.

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

Competitive Strengths

        We believe we are well positioned to meet the rapidly evolving needs of federal government agencies for high-end engineering services, IT solutions and other technical operations because we possess the following key business strengths and performance qualifications:

  Significant and Highly Specialized Experience

        Through the existing customer engagements and with the government focused acquisitions we have completed over the past several years, we have amassed significant and highly specialized experience in areas directly related to weapon system life cycle extension and sustainment; missile, rocket and weapons system test and evaluation; C4ISR; military range operations and technical services and other highly differentiated services and solutions. This collective experience, or past performance qualifications, is a requirement on the majority of contract vehicles and customer engagements we are involved in. We believe this presents a significant barrier to entry and positions us for long-term success.

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

  Strategic Geographic Locations and BRAC

        The federal government's Base Realignment and Closure (BRAC) Act of 2005 is the congressionally authorized process the Department of Defense has implemented to reorganize its base structure to more efficiently and effectively support U.S. armed forces, increase operational readiness and facilitate new ways of doing business. As a result of the DOD's BRAC transformation, we have concentrated part of our business strategy on building a significant presence in key BRAC receiving locations where the federal government is relocating its personnel as well as related technical and professional services. As we continue to entrench in these key locations, we expect this to be a significant competitive advantage.

  Highly Skilled Employees and an Experienced Management Team

        We deliver our services through a highly skilled workforce of approximately 2,000 full-time, part-time and on-call employees in our on-going business. Our senior managers have over several hundred years of collective experience with federal government agencies, the U.S. military, and federal government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions.

        The cumulative experience and differentiated expertise of our personnel in our core focus areas of C4ISR, weapons systems lifecycle extension and maintenance, missile and rocket test and evaluation, along with our sizable employee base with government security clearances, allow us to qualify for and bid on larger projects in the prime contracting role.

Services and Solutions

        We provide a range of integrated engineering, war fighter, security and information technology services and solutions by leveraging our core service offerings: weapons systems lifecycle support and extension; C4ISR; military range operations and technical services; missile and rocket test and evaluation; security systems integration; and advanced network engineering; and IT services.

Weapon Systems Lifecycle Sustainment, Support and Extension

        We provide weapons systems life cycle support and extension services for the DOD and foreign governments. These services focus on maintaining, testing and repairing certain weapons systems for the war fighter.

C4ISR (Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance)

        In the area of C4ISR, Kratos is involved in a wide range of services, including installation, upgrade and maintenance of command, control, computing and surveillance systems for customers such as Joint Inter Agency Task Force-south (JIATF), the Naval Undersea Warfare Center (NUWC) and the Space and Naval Warfare Systems Center (SPAWAR).

Missile Ranger Operations and Technical Services

        A key area of differentiation for us is within the range and technical service areas we offer. We have resources stationed at many major weapons and targets range locations throughout the United States, including Naval Air Warfare Center Pt. Mugu, Hawaii Pacific Missile Range, Fort Bliss, Texas, and White Sands Missile Range, New Mexico. Our services include aerial targets operations and maintenance, surface targets operations and maintenance, missile systems operations and maintenance, range operations planning and support, hazardous materials management, supply and logistics support, and manufacturing.

Missile and Rocket Test and Evaluation

        Through the acquisitions of Haverstick Consulting, Inc. and DFI, we acquired expertise in the area of missile and rocket test and evaluation services. This includes exclusive rights to the design and manufacture of the motor on the Oriole Rocket System and ancillary hardware for sounding rockets, suborbital research and target services together with both intellectual property and subject matter expertise in sensors and modeling and simulation associated with a wide range of missile technologies. Additionally, this area of our business develops and produces low-cost ballistic missile defense targets.

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

Learning, Performance and Training Solutions

        Our learning, performance and training solutions consist of a broad range of products and services capabilities to deliver training solutions and web-enabled or satellite based interactive distance learning for customers in the DoD, other government agencies, universities and commercial organizations. Our training solutions include services, product development, and tools addressing a breadth of related disciplines that include human performance factors, job & task analysis, competencies definition, skills & knowledge building via multiple delivery mediums, tracking, assessment, evaluation, and trend analysis. In addition, we develop and provide classroom based and e-learning training and education programs and Net-Centric Human Systems Integration (HIS) solutions.

        We also offer a range of IT services and solutions from conceptual network planning to system service and maintenance. We also offer our proprietary software based network management products via software license and maintenance sales which also serve as a platform for incremental network based services work. We have extensive experience building complex and secure networks for the federal government, and we possess in-depth experience with network operations centers. Our services include network operations centers, help desks, system maintenance, system upgrades, configuration management, data warehousing, COTS selection and integration, and high performance computing.

Our Strategy

        Our strategy is to aggressively grow our business as a leading provider of highly-differentiated services in our core areas of focus as noted above by delivering comprehensive, high-end engineering services, technical solutions and information technology solutions to federal government agencies while improving our profitability. To achieve our objective, we intend to:

  Accelerate Internal Growth

        We are focused on accelerating our internal growth rate by capitalizing on our current contract base and customer relationships, expanding services provided to our existing clients, expanding our client base and offering new, complementary services.

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

        Expand Client Base.    We are also focused on expanding our client base into areas with significant growth opportunities by leveraging our capabilities, industry reputation, long-term client relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue additional higher value work and to further diversify our revenue base across the federal government. Our long-term relationships with federal government agencies, together with our GWAC vehicles, give us opportunities to win contracts with new clients within these agencies.

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

        On December 31, 2007 we completed the acquisition of Haverstick Consulting, Inc., an Indianapolis, Indiana based privately-held provider of rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. On June 28, 2008 we acquired San Diego-based C4ISR and net-centric warfare solutions provider SYS (AMEX:SYS) in a stock-for-stock transaction. In addition, on December 24, 2008 we acquired Huntsville, Alabama based Digital Fusion, Inc. (DFI) in a stock-for-stock transaction. They provide technical engineering services and Unmanned Aerial Vehicle (UAV) products and technology. We continue to evaluate potential acquisition targets. To the extent any future acquisition involves cash consideration, we will need to obtain additional financing through the sale of equity or debt securities to fund any such acquisitions.

Customers

        A representative list of our customers in our KGS segment during 2008 included the U.S. Air Force, U.S. Army, U.S. Navy, Missile Defense Agency, the Department of Homeland Security, NASA, FMS and the U.S. Southern Command. In our PSS segment, our customers in 2008 included British Petroleum, Atlanta's Hartsfield-Jackson Airport, Lockheed Martin, City of Philadelphia, DuPont Fabros Technologies, Anadarko, Houston Community College, Shire Pharmaceuticals and Memorial Hermann Hospital System.

        The following table presents our customers from whom we receive more than 10% of our revenue:

Key Customer	Revenue	% of Total Revenue
2006
U.S. Navy	$34.2	22%
2007
U.S. Army	$46.7	24%
U.S. Navy	$38.7	20%
2008
U.S. Army	$49.0	16%
U.S. Navy	$106.9	36%

Backlog

        As of December 28, 2008, our backlog was approximately $750 million, of which $160 million was funded. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

Employees

        As of December 28, 2008, including the employees from the Haverstick, SYS, and DFI acquisitions, we employed approximately 2,000 full-time, part-time and on-call employees. We have one collective bargaining unit of approximately 22 employees which is represented by the International Association of Machinists & Aerospace Workers, AFL-CIO, White Sands Local Lodge 2515, Alamogordo, New Mexico.

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

         Recent deterioration in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

        Recently the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the outcome of these events cannot be predicted, they may have an adverse effect on our liquidity, financial condition and results of operations if it became necessary for us to acquire additional debt financing. Given our highly leveraged liquidity position, any down-turn in our operating earnings or cash flows could impair our ability to comply with the financial covenants of our existing credit facility. If additional debt financing were required, it may be at interest rates far greater than our current outstanding debt or may not be available at all.

        Although we maintain allowances for doubtful accounts for estimated losses from the inability of our customers to make required payments and such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates we have in the past, especially given the recent deterioration of the credit markets. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our revenue and receivable collections and additional allowances may be required. These additional allowances could materially affect our financial results.

         We have incurred and may continue to incur goodwill impairment charges in our reporting entities which could harm our profitability.

        A significant portion of our net assets come from goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards, or SFAS 142, "Goodwill and Other Intangible Assets," (SFAS 142) we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could reduce our profitability. In 2008 as a result of our annual review, we recorded a goodwill impairment charge of $105.8 million related to our KGS segment, to reflect the declining market and economic conditions through December 28, 2008.

        Given continued significant decline in the stock market in general and specifically our stock price in 2009, we believe it is more likely than not that this could be an indication of additional goodwill impairment and could potentially result in a triggering event under SFAS 142 and an additional goodwill impairment charge in the first quarter of 2009.

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

        We have completed several acquisitions of complementary businesses in recent years, including our December 2007 acquisition of Haverstick Consulting, Inc., our June 2008 acquisition of SYS, and our December 2008 acquisition of DFI. The success of the acquisitions will depend in part on the success of integrating the operations, technologies and personnel of SYS and DFI. The failure to successfully integrate the operations of the two companies or otherwise to realize any of the anticipated benefits of the acquisitions could seriously harm our results of operations.

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

  •
  variable purchasing patterns under GSA Schedule 70 contracts, government wide acquisition contracts (GWACs), blanket purchase agreements and other indefinite delivery/indefinite quantity contracts;

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

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the fiscal year ended December 28, 2008, two customers comprised approximately 68.6% and 52.5% of our federal business revenues and total revenues, respectively, and our five largest customers accounted for approximately 82.4% and 63% of our total federal business revenues and total revenues, respectively. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

         Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 39.1% and 35.8%, respectively, of our federal business revenues for the fiscal year ended December 28, 2008. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        Other than the technical skills required in our commercial business, the barriers to entry in this area are relatively low. We do not have any intellectual property rights in this segment of our business to protect our methods, and business start-up costs do not pose a significant barrier to entry. The success of our commercial business is dependent on our employees, customer relations and the successful performance of our services. If we face increased competition as a result of new entrants in our markets, we could experience reduced operating margins and loss of market share and brand recognition.

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

         The matters relating to our internal review of our stock option granting practices and the restatement of our financial statements have exposed us to civil litigation claims, regulatory proceedings and government proceedings, which could have a material adverse effect on us.

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

        Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions. As described in Part I, Item 3, "Legal Proceedings," several derivative complaints have been filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. The SEC initiated an inquiry into our historical stock option granting practices, and we received a subpoena from the United States Attorney's Office for the Southern District of California for the production of documents relating to our historical stock option granting practices.

        In April 2008, the SEC notified us that it had completed its investigation and that it did not intend to recommend any enforcement action by the SEC against us. We have cooperated and expect to continue to cooperate with the U.S. Attorney's Office.

        The period of time necessary to resolve the U.S. Attorney's Office inquiry is uncertain, and we cannot predict the outcome of this inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, the completed SEC and pending U.S. Attorney's Office inquiries and any future government inquiries, investigations or actions. These inquiries could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow.

        If a federal government investigation uncovers improper or illegal activities, including any potential improper or illegal activities related to our stock option review or related matters, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. The aggregate and ongoing legal fees associated with the investigation and defense of the matters related to the Equity Award Review are significant, but the impact has been partially mitigated by funds available under insurance policies purchased in prior years. We cannot assure you that the insurers will continue to reimburse us for ongoing fees. Moreover, the insurance policies contain a number of provisions that the insurers could assert either to discontinue payments or even to seek the return of previously made payments. For instance, if it were determined by final adjudication in the underlying action or in a separate action or proceeding that former officers or directors committed deliberate fraudulent or criminal acts, then insurers could assert that coverage under our directors and officer's liability insurance policies for those periods could be rescinded. In the event of such a determination and an assertion by an insurer, the insurance carriers could pursue a claim against the former officers and directors and/or us for amounts previously advanced under the underlying policies. If insurance coverage is withheld or rescinded by our insurance carriers, we could be exposed to potentially significant financial burdens arising from continuing to fund ongoing costs and costs associated with potential claims for return of prior payments, which could cause us significant harm. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with federal government agencies were impaired, or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

         If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

        Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 28, 2008. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls.

        On June 28, 2008, we completed the acquisition of SYS Technologies (SYS) and on December 24, 2008, we completed the acquisition of Digital Fusion, Inc. (DFI) and, as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 28, 2008, the internal control over financial reporting of these two entities. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is costly and requires considerable management attention, particularly in the case of newly acquired entities.

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

        We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms or we may expand our credit facility to fund future acquisitions and for general corporate purposes. However, due to the current challenges in the lending markets, we can provide no assurance that the lender would agree to extend additional or continuing credit under that facility. We could fall out of compliance with financial and other covenants contained in our credit facility which, if not waived, would restrict our access to capital and could require us to pay down our existing debt under the credit facility. Any new financing or offerings would likely dilute our stockholders' equity ownership. In addition, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

         Our ability to make payments on our debt will be contingent on our future operating performance, which will depend on a number of factors that are outside our control.

        Our debt service obligations are estimated to be approximately $11.0 million to $13.0 million in 2009, including approximately $5.9 million of principal repayments. This debt service may have an adverse impact on our earnings and cash flow, which could in turn negatively impact our stock price.

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

  •
  we may be more vulnerable to a downturn in the industries in which we operate or a downturn in the economy;

  •
  we may be limited in our flexibility to plan for, or react to, changes in our business and the industries in which we operate;

  •
  we may be placed at a competitive disadvantage compared to our competitors that have less debt;

  •
  we may determine it to be necessary to dispose of certain assets or one or more of our businesses to reduce our debt; and

  •
  our ability to borrow additional funds in excess of our current financing may be limited.

        Our business may not generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. In such a case, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

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

        Our indebtedness contains covenants that, among other things, significantly restricts and, in some cases, effectively eliminates our ability and the ability of our subsidiaries to:

  •
  incur additional debt;

  •
  create or incur liens;

  •
  bid on or perform work due to limits on the amount of performance bonds that may be secured by letters of credit;

  •
  pay dividends or make other equity distributions to our stockholders;

  •
  make investments;

  •
  sell assets;

  •
  issue or become liable on a guarantee;

  •
  create or acquire new subsidiaries;

  •
  effect a merger or consolidation of, or sell all or substantially all of our assets; and

  •
  raise capital using our equity.

        In addition, we must comply with certain financial covenants. In the event we were to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, our lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of our assets. The material financial covenants with which we must comply include a maximum first lien leverage ratio, a maximum total leverage ratio, a minimum liquidity ratio, a minimum fixed charge coverage ratio, and a minimum consolidated EBITDA.

        The covenants contained in our indebtedness and any credit agreement governing future debt may significantly restrict our future operations. Furthermore, upon the occurrence of any event of default, our lenders could elect to declare all amounts outstanding under such agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, we may not have sufficient assets to repay those amounts in full.

        We are also subject to interest rate risk due to our indebtedness at variable interest rates, based on a base rate or LIBOR floor rate plus an applicable margin. Shifts in interest rates could have a material adverse effect on us.

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

        Companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action litigation. We and certain of our current and former officers and directors have been named defendants in class action and derivative lawsuits. These matters and any other securities class action litigation and derivative lawsuits in which we may be involved could result in substantial costs to us and a diversion of our management's attention and resources, which could materially harm our financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices for all business segments are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. Other corporate resource offices are located in the following locations: Washington, D.C.; Marietta, Georgia; Newport, Delaware; Houston, Texas; Dayton, Ohio; Huntsville, Alabama; Alexandria, Virginia; and Indianapolis, Indiana. We also lease office space to provide local support services to our customers in various regions throughout the United States. The leases on these spaces expire at various times through February 2016. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3.    Legal Proceedings

Contingencies

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering ("IPO") violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000. These complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the "IPO Cases").

        In June 2004, the Issuers (including the Company) executed a partial settlement agreement with the plaintiffs that would have, among other things, resulted in the dismissal with prejudice of all claims against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the district court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification of the settlement class and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the district court held a Final Fairness Hearing to determine whether to grant final approval of the settlement, and the court reserved decision at that time. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than all of the 310 cases that had been consolidated. The Company's case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling and on December 5, 2006, the Second Circuit Court of Appeals reversed the district court's class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs could seek to certify a more limited class in the district court. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 24, 2007, the district court entered an order terminating the proposed settlement.

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on

October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted. In accordance with FASB 5, "Accounting for Contingencies," the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally alleged that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits alleged that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs sought unspecified damages. These actions were consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. In June 2008, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and on August 8, 2008, the parties filed their joint motions for preliminary approval of the proposed settlement with the Court. The Court granted preliminary approval of the proposed settlement on September 3, 2008. On January 13, 2009, following a motion by the parties, the Court granted final approval of the proposed settlement terms, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        Pursuant to the settlement agreement and final order of the Court, plaintiffs and the class dismissed all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers paid the settlement amount in accordance with the Company's insurance policies, less the applicable retention or co-insurance obligations that were paid directly by the Company. The Company's amount of payment toward the settlement was approximately $2.4 million. In the fourth quarter of 2008, the Company paid $3.0 million related to this matter, of which $1.0 million was from its restricted cash account. The Company expects to receive $0.6 million from the insurance carriers for this payment in the first half of 2009. Despite the settlement reached in this action, the Company believes that the allegations lacked merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. Neither a briefing schedule nor a hearing date on the matter is presently set. The parties have conferred and discussed the Court's personal jurisdictional order and notice of appeal and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before March 26, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this derivative complaint mirrored the amended allegations in the 2004 federal derivative action. Pursuant to a Court order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. In August 2008, and before defendants had responded to the complaint, Plaintiff voluntarily dismissed the Hameed Action pursuant to Federal Rule of Civil Procedure 41(a). The Company believes that the allegations lacked merit and intended to vigorously defend all claims asserted.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuit. In October 2008, the parties notified the Court of the status of the federal action and the court continued the stay for an additional six months. The Court also ordered the parties to file an updated status report in April 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.7 million based on the Company's estimate of the potential amount it would have to pay in relation to these lawsuits.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions were consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. In May 2008, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and on August 8, 2008, the parties filed their joint motions for preliminary approval of the proposed settlement with the Court. The Court granted preliminary approval of the proposed settlement on September 3, 2008. On December 19, 2008, following a motion by the parties, the Court granted final approval of the proposed settlement terms, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        Pursuant to the settlement agreement and final order of the Court, plaintiffs and the class dismissed all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers paid the settlement amount, less the applicable retention or co-insurance obligations and contributions that were paid directly by the Company. In July 2008, the Company paid $1.8 million related to the settlement of this litigation. Despite the settlement reached in this action, the Company believes that the allegations lacked merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the

Brazilian currency equivalent of approximately $0.4 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.4 million as of December 28, 2008 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

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

        Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and continues to cooperate with the U.S. Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million and recovered $0.6 million from its insurance carrier related to the theft of options, and is in the process of liquidating the remaining assets which approximate $0.1 million in value. Kratos' directors' and officers' liability insurers have agreed to reimburse it for $4.1 million related to fees previously incurred on the ongoing investigation by the U.S. Attorney's Office as well as fees previously incurred on the SEC investigation. As a result, a benefit for this amount has been recorded in the recovery of unauthorized issuance of stock options and stock option investigation and related fees line item in the accompanying Consolidated Statements of Operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On December 22, 2008 we held a special stockholders' meeting at which our stockholders approved the issuance of 32,900,534 shares of our common stock pursuant to the Agreement and Plan of Merger, dated as of November 21, 2008, by and among Kratos Defense & Security Solutions, Inc., Dakota Merger Sub, Inc., and Digital Fusion, Inc. The vote on the matter was as follows:

For	Against	Abstain
72,398,419	591,664	82,288

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

	High	Low
Year Ended December 28, 2008:
Fourth Quarter	$2.04	$1.11
Third Quarter	$2.14	$1.51
Second Quarter	$2.04	$1.61
First Quarter	$2.35	$1.54
Year Ended December 31, 2007:
Fourth Quarter	$3.04	$1.91
Third Quarter	$2.75	$1.73
Second Quarter	$1.74	$1.07
First Quarter	$2.85	$1.24

        On March 6, 2009 the last sale price of our Common Stock as reported by NASDAQ was $0.65 per share. On March 6, 2009, there were 509 shareholders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about our equity compensation plans as of December 28, 2008 is as follows (shares in thousands):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders(1)	7,280	$4.17	11,479
Equity Compensation Plans Not Approved by Shareholders(2)	11,202	$1.57	2,225

Total	18,482		13,704

(1)
Includes 1997 Stock Option Plan, 1999 and 2005 Equity Incentive Plan and 1999 Employee Stock Purchase Plan

(2)
Includes 2000 Non-Statutory Stock Option Plan

        For more detailed information regarding our equity compensation plans, see Note 11 to our consolidated financial statements.

Performance Graph

        The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NASDAQ Composite Index, the NASDAQ Telecommunications Index and a peer group composed of the Russell 2000 Stock Index and SYS Technologies, NCI, Inc., Stanley, Inc., SI International, Inc., MTC Technologies, Inc., and Dynamic Research Corporation for the period commencing December 31, 2003 and ending December 28, 2008. SYS, SI International, Inc. and MTC Technologies, Inc. were included for the periods prior to the time they were acquired. We consider the fiscal year ended December 28, 2008 to be the last year in the transformation of the Company from a provider of services to the Wireless Communications Industry to a company primarily engaged in defense contracting. As such, we have continued to include performance data against the NASDAQ Composite Index and the NASDAQ Telecommunication Index. In subsequent years, we will discontinue those two comparisons. The performance graph assumes an initial investment of $100 in our common stock and in each of the indices and peer group. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc.

    *$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
    Fiscal year ending December 31.

    Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6.    Selected Financial Data

        The selected consolidated financial data has been restated as a result of the discontinued businesses. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are incorporated in Item 7 or included elsewhere in this Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(All amounts except per share data in millions)
Consolidated Statements of Operations Financial Data:
Revenues	$116.9	$152.3	$153.1	$193.6	$297.3
Gross profit	29.0	36.6	28.9	31.6	59.5
Operating income (loss)	(13.8)	3.2	(31.5)	(24.6)	(94.8)
Provision (benefit) for income taxes	(8.4)	(0.1)	13.8	1.3	(0.7)
Income (loss) from continuing operations	(8.2)	3.6	(46.2)	(28.2)	(105.6)
Income (loss) from discontinued operations	23.2	(2.0)	(11.7)	(12.6)	(5.5)
Net income (loss)	$15.0	$1.6	$(57.9)	$(40.8)	$(111.1)
Income (loss) from continuing operations per common share
Basic	$(0.12)	$0.05	$(0.63)	$(0.38)	$(1.14)
Diluted	$(0.12)	$0.05	$(0.63)	$(0.38)	$(1.14)
Income (loss) from discontinued operations per common share
Basic	$0.34	$(0.03)	$(0.16)	$(0.17)	$(0.06)
Diluted	$0.34	$(0.03)	$(0.16)	$(0.17)	$(0.06)
Net income (loss) per common share
Basic	$0.22	$0.02	$(0.79)	$(0.55)	$(1.20)
Diluted	$0.22	$0.02	$(0.79)	$(0.55)	$(1.20)
Weighted average shares:
Basic	67.7	74.0	73.5	74.0	92.6
Diluted	67.7	75.0	73.5	74.0	92.6

	As of December 31,
	2004	2005	2006	2007	2008
	(All amounts in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50.4	$7.7	$5.4	$8.6	$3.2
Short-term investments	7.6	—	—	—	—
Working capital	98.6	67.4	(3.8)	23.4	35.0
Total assets	330.7	342.0	337.7	335.3	312.4
Short-term debt	1.9	0.7	51.4	2.7	5.9
Long-term debt	—	—	—	74.0	76.0
Total stockholders' equity	$219.6	$229.7	$187.1	$167.2	$146.9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending by the U.S. Department of Defense which could cause delays or cancellations of key government contracts; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; failure to successfully consummate acquisitions or integrate acquired operations; failure to establish and maintain important relationships with government entities and agencies and other government contractors could limit our ability to bid successfully for new business; and competition in the marketplace which could reduce revenues and profit margins.

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

        Certain of the information set forth herein, including costs and expenses that exclude the impact of stock compensation expense, amortization expense of purchased intangibles for 2006, 2007 and 2008, and the stock option investigation and related costs in 2007 and recovery of a portion of these costs in 2008, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of stock compensation expense that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures we report may not be comparable to similarly titled amounts reported by other companies.

        The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report and other reports and filings made with the Securities and Exchange Commission. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 1A—Risk Factors.

Overview

        We are an innovative provider of mission critical engineering, information technology (IT) services and warfighter solutions. We work primarily for the U.S. government and federal government agencies, but we also perform work for state and local agencies and commercial customers. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (C4ISR), weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system test and evaluation; missile and rocket mission launch services; public safety, security and surveillance systems; modeling and simulation; unmanned aerial vehicle (UAV) products and technology; advanced network engineering and information technology services; and advanced information technology services. We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across our core service areas.

        We derive a substantial portion of our revenue from contracts performed for federal government agencies, including the U.S. Department of Defense (DOD), with the majority of our revenue currently generated from the delivery of mission-critical warfighter solutions, advanced engineering services, system integration and system sustainment services to defense and other non-DOD and civilian government agencies. We believe our diversified and stable client base, strong client relationships, broad array of contract vehicles, considerable employee base possessing government security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

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

        In 2006 and 2007, we undertook a transformation strategy whereby we divested our wireless-related businesses and chose to pursue business with the federal government, primarily the U.S. Department of Defense (DOD), through strategic acquisitions and organic growth. We divested assets in our Wireless Network Services segment and renamed our Enterprise Network Services segment "Public Safety and Security". Today, under the new corporate name of Kratos Defense & Security Solutions, Inc., we are organized into two primary operating segments: Kratos Government Solutions (KGS) and Public Safety & Security (PSS).

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

  Kratos Government Solutions Segment (KGS)

        Our Kratos Government Solutions segment provides engineering, information technology and technical services to federal, state, and local government agencies, but primarily the DOD. Our work includes weapon systems lifecycle support and extension; C4ISR; military range operations and technical services; missile, rocket, and weapon systems test and evaluation; mission launch services; public safety and security services; advanced network engineering and information technology services; and public safety, security and surveillance systems integration. Our KGS segment also focuses on the homeland security market with products and services aimed at supporting first responders.

  Public Safety and Security Segment (PSS)

        Our Public Safety and Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, and temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are retail, healthcare, education, sports and entertainment, municipal government, correctional facilities and other public facilities. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations, comprised of Kratos Mid-Atlantic, Kratos Southeast, and Kratos Southwest.

  Divestiture of Wireless Network Business

        On December 28, 2006, our Board approved a plan to divest portions of our business where critical mass had not been achieved. This plan involved the divestiture of our EMEA operations and our remaining South American operations. The EMEA operations were sold to LCC International, Inc. (LCC) on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. We also received approximately $1.8 million from our EMEA operations prior and subsequent to the closing date as payment on outstanding intercompany debt. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on March 31, 2008. Based upon our review of the most recently available financial statements of the buyer, as of December 31, 2007, we had concern about their ability to pay this holdback, due to their available liquidity. We recorded a reserve of $0.7 million for this receivable. In May 2008, we reached an agreement with LCC for the payment of the $0.7 million holdback amount, under which LCC agreed to pay the outstanding balance in $0.1 million increments each month commencing June 30, 2008. We have not yet received any payments due according to the agreement. While we intend to vigorously pursue collection of the amounts, there is a substantial likelihood that we will not receive payment of the amount due, in light of LCC's apparent available liquidity amounts.

        On April 20, 2007, we entered into an Equity Purchase Agreement to sell our wholly-owned subsidiary WFI de Brazil Techlogia en Telecommunications LTDA to Strategic Project Services, LLC (SPS). The consideration included the assumption of substantially all outstanding liabilities of WFI Brazil, nominal cash consideration, and additional earn-out consideration based on 25% of net receivables collected subsequent to the closing date. With respect to the additional earn-out consideration, we have not received and do not anticipate receiving any payments.

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

        On July 7, 2007, we entered into a definitive agreement with an affiliate of Platinum Equity to sell our deployment services business of our Wireless Network Services segment for total consideration payable of $24 million, including $18 million in cash at closing (subject to typical post closing working capital adjustments) and an aggregate $6 million in a three-year earn-out arrangement. We also agreed to provide certain transition services for a period of six months. The assets sold to Platinum Equity included all of our wireless deployment business and the Wireless Facilities name. The transaction closed on July 24, 2007. As a result of these engineering and deployment services divestitures in 2007, the Wireless Network Services segment has been classified as a discontinued operation in this Annual Report and all prior year results presented herein have been reclassified to reflect these businesses as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        On September 25, 2007, we provided the working capital calculation to Platinum Equity, which indicated a working capital adjustment was due to Platinum Equity primarily due to cash collected on accounts receivables by us prior to the close of the transaction that exceeded our previous estimate of working capital to be delivered to Platinum Equity. On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that agreement, the earn-out arrangement was terminated. The adjustment was to be paid in installments. We made payments of $1.0 million in August and September 2008 and an additional payment of $0.5 million in December 2008. As of December 28, 2008, the balance of $2.5 million plus accrued interest has been reflected in other current liabilities.

  Recent Acquisitions

        On October 2, 2006 we acquired Huntsville, Alabama based Madison Research Corporation ("MRC") for $69 million in cash. MRC offers a broad range of technical, engineering and IT solutions, and has developed core competencies in weapons system lifecycle support, integrated logistics, test and evaluation, commercial-off-the-shelf software and hardware selection and implementation, software development and systems lifecycle maintenance. We have one holdback payment remaining related to this acquisition of approximately $2.5 million which we expect to pay in the first half of 2009.

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

        The total purchase price for the Haverstick acquisition was $92.0 million, including transaction costs incurred by us of $0.8 million. The purchase price paid to Haverstick of $91.2 million was paid in a combination of $70.3 million of cash and common stock valued at $19.4 million based on 7.48 million shares at a price of $2.60 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the acquisition on November 5, 2007, and a working capital adjustment of $1.5 million. We held back $8.6 million, $1.2 million in cash and $7.4 million in stock, to secure any negative working capital adjustments required by the merger agreement and our indemnity rights. The holdback consideration, which accrues interest in accordance with the terms of the agreement until paid, was to be released on the 12th month and 21st month after the date of the acquisition As a result of a claims notice we filed in relation to an indemnity claim which could exceed the amount of the holdback consideration payable due to Haverstick, we did not make the December 2008 holdback payment. Haverstick is disputing the claims notice. In addition to the indemnity holdback, the agreement also calls for a post closing working capital adjustment. In February 2008, we and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid in April 2008 with 697,315 shares of common stock valued at $1.3 million and cash of $0.2 million. To fund the acquisition, we secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced our previous credit facility, which had an outstanding principal balance of $6.0 million on December 31, 2007. Until the date on which the shares of stock issued to Haverstick became salable interest accrued on the value of the closing stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The shares became saleable on June 30, 2008 and 167,692 additional shares were issued in satisfaction of the accrued interest.

        On June 28, 2008, we completed our merger with SYS, a San Diego-based company. The merger enhances our position as a premier mid-tier federal, state and local government contractor in the

United States in the areas of C4ISR, IT services and public safety and homeland security solutions. The merger creates a broad, complementary set of business offerings, and positions the company to deliver capabilities to a wider spectrum of customers.

        We issued 25.3 million shares to SYS shareholders in the merger, for a total purchase price of $55.9 million including direct transaction costs of $2.4 million. Each share of SYS common stock was converted into the right to receive 1.2582 shares of Kratos common stock. The value of the Kratos common stock issued in the merger was derived from the number of shares of Kratos common stock issued, or 25.3 million, at a price of $2.022 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the merger on February 21, 2008. Since signing the definitive merger agreement in February 2008, senior management of Kratos and SYS have been developing a plan to restructure and/or exit certain business activities of SYS. The plan includes a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. As of December 28, 2008, the plan tentatively estimates approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.5 million for facilities consolidation. Personnel, facilities consolidation and exit costs are still being developed therefore, the estimated restructuring liabilities are subject to change as plans become finalized. The Company expects to finalize the restructuring plan as soon as possible, but no later than June 28, 2009.

        We identified three business units of SYS that were not core to our business strategy and/or have been dilutive to profitability. The divestiture of these businesses will slightly reduce revenues going forward, and will immediately increase profitability and cash flow. We have recently completed the sale of two of these businesses in the first quarter of 2009 for an aggregate cash consideration of approximately $0.3 million, and expect the sale of the other business by the end of the first half of 2009. These businesses have been classified as discontinued operations in our Consolidated Financial Statements as of December 28, 2008 and we have recorded an impairment charge of $4.5 million, resulting from allocated goodwill, purchased intangibles and other assets associated with these businesses, and incurred net operating losses of $1.4 million since the acquisition of SYS.

        On December 24, 2008 we acquired Huntsville, Alabama based Digital Fusion Inc. (DFI). DFI provides C4ISR and technical engineering services, Unmanned Aerial Vehicle (UAV) products and technology and has significant engineering, exotic sensor and modeling and simulation capabilities. The acquisition of DFI provides us with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to our existing customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers.

        The total stock for stock transaction was valued at approximately $37.0 million, including Kratos transaction costs of $0.9 million. We issued 22.9 million shares to DFI shareholders and assumed outstanding DFI options, which resulted in the issuance of options to acquire approximately 10.0 million Kratos shares. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 22.9 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 1.7933 for each DFI share, at a price of $1.27 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the merger on November 24, 2008. The fair value of the options issued allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed.

Key Financial Statement Concepts

        As of December 28, 2008, we consider the following factors to be important in understanding our financial statements.

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

        We believe that our Kratos Government Solutions segment will build and expand our customer relationships within the DOD, Department of Homeland Security and other non-DoD state and local agencies by taking advantage of the significant opportunities for companies with substantial expertise in advanced engineering and information technology. We believe we will experience continued growth in revenues and operating income from this operating segment. The acquisitions of Haverstick on December 31, 2007, SYS on June 28, 2008, and DFI on December 24, 2008 resulted in the addition of over 1,000 highly skilled technical professionals and engineers with expertise in the areas of military weapons and target range support as well as targets and missile operations and maintenance.

Results of Operations

Comparison of Results for the Year Ended December 31, 2007 to the Year Ended December 28, 2008

        Revenues.    Revenues by operating segment for the years ended December 31, 2007 and December 28, 2008 are as follows (in millions):

	2007	2008	$ change	% change
Public Safety & Security Segment	$51.1	$50.6	$(0.5)	(1.0)%
Kratos Government Solutions Segment	142.5	246.7	104.2	73.1%

Total revenues	$193.6	$297.3	$103.7	53.6%

        Revenues increased $103.7 million from $193.6 million in 2007 to $297.3 million in 2008, reflecting an increase of $104.2 million in our Kratos Government Solutions segment, primarily due to the acquisitions of Haverstick on December 31, 2007 and SYS on June 28, 2008. Haverstick revenue in 2008 was $85.5 million and SYS revenue was $33.2 million. This combined increase of $118.7 million from the acquired companies was partially offset by decreases in revenues in the KGS segment of approximately $14.5 million. This decrease was a result of the impact of the conversion of our work as prime to subcontractor on one of our target range projects, which was recompeted earlier in the year and awarded to a small business as well as the timing of deliverables and completion on one of our Foreign Military Sales programs. The reduction in revenues in our PSS segment was primarily the result of a reduction in revenue on municipal wireless programs and the completion of certain projects.

        As described in the section "Critical Accounting Principles and Estimates" and in the notes to Consolidated Financial Statements, a portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

        Cost of Revenues.    Cost of revenues increased $75.8 million or 46.8% from $162.0 million for the year ended December 31, 2007 to $237.8 million for the year ended December 28, 2008 primarily due to the increase in total revenues. The increase was primarily attributable to cost of revenues of approximately $90.6 million related to the Haverstick and SYS acquisitions, partially offset by decreases in cost of revenues as a result of the reduced revenues in the two programs as discussed above. Gross margin during the year ended December 28, 2008 of 20.0% increased from a 2007 gross margin of 16.3%. The increase in gross margin primarily resulted from higher gross margins in our KGS segment as a result of our Haverstick and SYS acquisitions due to the types of program mix as well as classification of costs between cost of sales and selling, general and administrative expenses (SG&A) in accordance with government accounting standards. In addition there was improved operational performance in our PSS segment, for which margins increased from 21.5% to 25.1% for the year ended December 31, 2007 and December 28, 2008, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 30.9% from $39.5 million to $51.7 million for the years ended December 31, 2007 and

December 28, 2008, respectively. The increase of $12.2 million is primarily due to an increase in costs reflecting the acquisitions of Haverstick and SYS, offset by a reduction in corporate expenses. Included in the selling, general and administrative expenses for 2007 and 2008 are amortization of purchased intangibles of $2.8 million and $5.0 million, respectively. The increase in amortization year over year is also a result of the Haverstick and SYS acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased from 20.4% in 2007 to 17.4% in 2008. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 19.0% to 15.7% of revenues for 2007 and 2008, respectively, reflecting the leverage on increased revenues.

        Stock Option Investigation, Related Fees and Recoveries.    In 2008, we recovered $4.5 million, through insurance reimbursements, of costs and losses related to the stock option investigation in 2007. Our 2007 costs of $10.6 million included $14.0 million in legal, accounting and other professional fees related to our Equity Award Review which was completed in September 2007 and the ongoing government inquiries by the Department of Justice and the now completed SEC investigation. This amount was partially offset by $3.4 million related to the recovery of assets from our settlement with our former stock option administrator related to damages for the theft of our stock options and common stock which occurred in 2002 and 2003 and was discovered during our internal review of our option granting practices. See Item 3. Legal Proceedings for a further discussion of these items.

        Litigation Settlement Charge.    In February 2008, following a voluntary mediation of the 2004 and 2007 securities litigation, the parties reached a tentative agreement to settle the various class action lawsuits. In 2007, we accrued an estimated $4.9 million related to its costs for the settlement of these matters of which we have paid approximately $4.2 million in settlements in 2008. See Item 3. Legal Proceedings for a further discussion of these items.

        Impairment and Restructuring Charges.    In December 2008, we concluded that the decision to exit three businesses obtained with the SYS acquisition and included with our KGS reporting segment met the criteria to be classified as held for sale and was a triggering event under SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142") that required a review of goodwill and intangibles assets with indefinite lives. Because the three business units were never integrated into the KGS reporting unit, and the benefits of the acquired goodwill were never realized by the rest of the reporting unit, the goodwill of the disposed businesses was not adjusted based upon the relative fair values of the businesses disposed and businesses retained.

        Because of the timing of the disposals mentioned above, the required impairment test of the KGS goodwill and intangible assets with indefinite lives was included with our required annual impairment test of goodwill. The annual impairment test for goodwill was performed using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of our segments versus their book values. The test as of December 28, 2008, indicated that the book values for the KGS segment, excluding DFI (which was purchased on December 24, 2008), exceeded the fair values of these businesses and resulted in our recording a non-cash charge totaling $105.8 million in our KGS segment for the impairment of goodwill. The impairment charge is primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our stock price as of December 28, 2008, compared with the test performed as of December 31, 2007. The charge does not impact our normal business operations. Given continued significant decline in the stock market in general and specifically our stock price in 2009, we believe it is more likely than not that this could be an indication of additional goodwill impairment and could potentially result in a triggering event under SFAS 142 and an additional goodwill impairment charge in the first quarter of 2009.

        The impairment and restructuring charges also included costs of $0.3 million for the year ended December 28, 2008 which are primarily a result of a change in estimate of our excess facility accrual for obligations under facility leases and a write-off of fees related to our withdrawal of our previously filed S-3 and S-4 registration statements, which will no longer be able to be used as a result of the change in regulations.

        Other Expense, Net.    For the year ended December 28, 2008, net other expense was $11.5 million compared to net other expense of $2.3 million for the year ended December 31, 2007. The significant increase in 2008 is primarily driven by interest expense of $9.2 million on the debt used to finance the acquisition of Haverstick on December 31, 2007 and a non-cash mark to market adjustment for financial derivatives of $1.7 million. The net other expense of $2.3 million in 2007 was primarily attributable to approximately $1.8 million of an impairment charge, recorded in the fourth quarter of 2007, related to the carrying value of investments in unconsolidated affiliates to fair value as well as $1.2 million of interest expense incurred on our previous credit facility.

        Provision (Benefit) for Income Taxes.    Our effective income tax rate for the year ended December 31, 2007 represented a negative 5% income tax provision compared to a positive 1% income tax benefit for the year ended December 28, 2008. The tax provision for the year ended December 31, 2007 included an increase to the valuation allowance of $9.8 million against the deferred tax assets. The tax benefit for the year ended December 28, 2008 included an increase to the valuation allowance of $2.5 million against the deferred tax assets and reflects a reduced tax benefit of $32.6 million relating to nondeductible goodwill impairment charges.

        Income (Loss) from Discontinued Operations.    Loss from discontinued operations decreased from a loss of $12.6 million in 2007 to a loss of $5.5 million during 2008. In December 2008, we made the decision to exit three of our acquired SYS businesses that are not core to our stated strategy and that have been dilutive to our profitability. The businesses to be divested or exited provide interactive video surveillance and information analysis products, digital broadcasting products and incident response management systems. These actions are being taken as part of our ongoing integration efforts of recently acquired companies and cost reduction initiatives. Included in the loss for 2008 are asset impairments including goodwill and purchased intangibles and other assets of approximately $4.5 million and $1.4 million of net operating losses. These losses were partially offset by the favorable resolution of contingencies related to our wireless businesses which were divested in 2007.

        In 2007, the $12.6 million loss was primarily due to the impairment of assets related to the wireless deployment business of $13.4 million, an impairment of goodwill of $7.2 million related to this business, a $1.9 million loss from the disposal of our deployment business and a $1.1 million excess facility accrual. These charges were all partially offset by a gain of $14.8 million on the sale of the wireless engineering services business operations and a gain of $2.6 million on the sale of the EMEA business.

        Revenues and net loss before taxes generated by these discontinued businesses in 2008 were approximately $2.0 million and $6.8 million, respectively, compared to $85.7 million and $12.7 million, respectively, in 2007. See Note 3 to the Notes to the Consolidated Financial Statements for further discussion of these transactions.

Results of Operations

Comparison of Results for the Year Ended December 31, 2006 to the Year Ended December 31, 2007

        Revenues.    Revenues by operating segment for the years ended December 31, 2006 and 2007 are as follows (in millions):

	2006	2007	$ change	% change
Public Safety & Security Segment	$55.6	$51.1	$(4.5)	(8.0)%
Kratos Government Solutions Segment	97.5	142.5	45.0	46.2%

Total revenues	$153.1	$193.6	$40.5	26.5%

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

        As described in the section "Critical Accounting Principles and Estimates" and in the notes to Consolidated Financial Statements, a portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 2.6% from $38.6 million to $39.5 million for the years ended December 31, 2006 and 2007, respectively. The increase of $1.0 million is primarily due to an increase in costs reflecting the acquisition of MRC and an increase in external consulting and professional fees, such as legal and accounting, partially offset by a reduction in stock compensation expense of $4.9 million from 2006, which decreased from $5.9 million in 2006 to $1.0 million in 2007. Included in the selling, general and administrative expenses (SG&A) for 2006 and 2007 are amortization of purchased intangibles of $2.1 million and $2.8 million, respectively. The increase in amortization year over year is also a result of the MRC acquisition. As a percentage of revenues, selling, general and administrative expenses decreased from 25.2% in 2006 to 20.4% in 2007. Excluding the impact of the amortization of purchased intangibles and stock compensation expense, SG&A decreased from 20.0% to 18.5% of revenues for 2006 and 2007, respectively.

        Stock Option Investigation, Related Fees and Recoveries.    In the summer of 2006, our current executive management team, which has been in place since 2004, initiated an investigation of our past stock option granting practices (the "Equity Award Review") in reaction to media reports regarding stock option granting practices of public companies. Our 2007 costs of $10.6 million included $14.0 million in legal, accounting and other professional fees related to our Equity Award Review which was completed in September 2007 and the ongoing government inquiries by the Department of Justice and the now completed SEC investigation. This amount was partially offset by $3.4 million related to the recovery of assets from our settlement with our former stock option administrator related to damages for the theft of our stock options and common stock which occurred in 2002 and 2003 and was discovered during our internal review of our option granting practices. See Item 3. Legal Proceedings for a further discussion of these items.

        Litigation Settlement Charge.    In March 2008, following a voluntary mediation of 2004 and 2007 securities litigation, the parties reached a tentative agreement to settle the class action lawsuits. See Item 3. Legal Proceedings for a further discussion of these items. We accrued an estimated $4.9 million related to its costs for the settlement of these matters.

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

        Other Expense, Net.    For the year ended December 31, 2006, net other expense was $0.9 million compared to net other expense of $2.3 million for the year ended December 31, 2007. The other income in 2006 was due to interest income on the note receivable relating to the sale of our Mexican subsidiary partially offset by interest expense for the borrowings on the line of credit used to fund the acquisition of MRC in October 2006. In 2007, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense on the debt of $2.2 million that was required to be repaid as a result of the sales of our wireless network services business was allocated to discontinued operations for the periods presented. See Note 3 Discontinued Operations. Consequently, in 2007 the interest cost for the Line of Credit borrowings used to fund the MRC acquisition was primarily allocated to discontinued operations. The net other expense of $2.3 million in 2007 was primarily attributable to approximately $1.8 million of an impairment charge, recorded in the fourth quarter of 2007, related to the carrying value of investments in unconsolidated affiliates to fair value as well as $1.2 million of interest expense incurred on our credit facility.

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

        Income (Loss) from Discontinued Operations.    Loss from discontinued operations increased from a loss of $11.7 million in 2006 to a loss of $12.6 million during 2007. The increase was primarily due to the impairment of assets related to the wireless deployment business of $13.4 million, an impairment of goodwill of $7.2 million related to this business, a $1.9 million loss from the disposal of our deployment business and a $1.1 million excess facility accrual. These charges were all partially offset by a gain of

$14.8 million on the sale of the wireless engineering services business operations and a gain of $2.6 million on the sale of the EMEA business. Revenues and net loss before taxes generated by these businesses in 2006 were approximately $201.7 million and $9.8 million, respectively, compared to $85.7 million and $12.7 million, respectively, in 2007. The decrease year over year was impacted by the divestitures of the wireless network services businesses in 2007. See Note 3 to the Notes to the Consolidated Financial Statements for further discussion of these transactions.

Backlog

        As of December 28, 2008, our backlog was approximately $750 million, of which $160 million was funded. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly of quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

        As of December 28, 2008, we had consolidated cash and cash equivalents of $3.2 million, consolidated long-term and short-term debt of $81.9 million, and consolidated stockholders' equity of $146.9 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility.

        Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, our ongoing operations, litigation and government inquiries, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components.

        A summary of our net cash used in operating activities from continuing operations from our consolidated statement of cash flows is as follows (in millions):

	Years Ended December 31,
	2006	2007	2008
Net cash used in operating activities of continuing operations	$(4.9)	$(1.1)	$(4.7)

        Cash used in operating activities from continuing operations for 2008 increased by $3.6 million from 2007 primarily due to approximately $4.8 million that was used to fund the securities litigation settlement and approximately $5.5 million that was paid in 2008 related to our internal stock investigation we completed in 2007. These amounts were partially offset by cash receipts of approximately $4.9 million resulting from our recovery from the theft of stock options and other recoveries from our various insurance carriers.

        Cash used in operating activities of continuing operations for 2007 decreased by $3.8 million from 2006, primarily due to a decrease in days sales outstanding from 109 days to 101 days, after adjustment for the MRC transaction in 2006 and the Haverstick transaction in 2007, partially offset by payment related to our internal stock option investigation, as well as the timing of payments of our expenses.

        Cash used in investing activities from continuing operations are summarized as follows (in millions):

	2006	2007	2008
Investing activities:
Sale/maturity of short-term investments	$—	$—	$0.3
Cash paid for contingent acquisition consideration	(8.5)	(8.9)	—
Cash paid for acquisitions, net of cash acquired	(59.1)	(63.9)	(1.2)
Proceeds/(payments) from the disposition of discontinued operations	18.9	57.3	(0.2)
Cash transferred (to) from restricted cash	(1.0)	1.0	(0.4)
Capital expenditures	(1.2)	(0.9)	(0.9)

Net cash used in investing activities from continuing operations	$(50.9)	$(15.4)	$(2.4)

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities the years 2006 and 2007 as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. These acquisitions included Haverstick in 2007 and MRC in 2006. In 2008, our acquisitions were primarily funded with the issuance of stock; consequently the cash paid for acquisitions in 2008 relates to transaction costs paid for Haverstick, SYS and DFI, less cash acquired from DFI and SYS of $6.3 million.

        Investing activities in 2006 and 2007 also included proceeds of $18.9 million and $57.3 million respectively, directly attributable to our sale of our discontinued operations. In 2008, we received $2.4 million in final payment of the note related to the working capital adjustment for the sale of our domestic wireless engineering business to LCC which was offset by payments to Platinum Equity for the working capital adjustment related to the sale of our domestic wireless deployment business.

        Capital expenditures consist primarily of investment in computer hardware and software and improvement of our physical properties in order to maintain suitable conditions to conduct our business.

        Cash provided by financing activities from continuing operations are summarized as follows (in millions):

	2006	2007	2008
Financing activities:
Proceeds from issuance of common stock	$0.4	$—	$—
Proceeds from issuance of common stock under employee stock purchase plan	—	—	0.2
Borrowings under credit facility	85.0	88.5	7.9
Repayments under credit facility	(34.0)	(64.0)	(4.6)
Repayment of capital lease obligations	(0.3)	(0.4)	(0.2)
Debt issuance costs	(1.2)	(3.0)	(0.5)

Net cash provided by financing activities from continuing operations	$49.9	$21.1	$2.8

        In October 2006 we replaced a previously negotiated credit facility of $15 million with KeyBank National Association with a new credit facility of $85.0 million from KeyBank to fund the acquisition of MRC. During 2007, we entered into two amendments to our credit facility, one in March and the other in June, which reduced the total facility to $35 million as a result of the divestitures of our wireless network services businesses. In December 2007, we successfully negotiated a new $85.0 million credit facility with Key Bank, which was used primarily to fund the Haverstick acquisition. In 2008, we utilized the December 2007 credit facility to fund acquisition costs associated with the acquisitions of SYS and DFI.

        Proceeds from the issuance of common stock in 2006 are related to the exercise of employee stock options. In 2008, we reactivated our Employee Stock Purchase Plan (ESPP) and received approximately $0.2 million as payment for the issuance of common stock under this plan.

        Cash provided by (used in) discontinued operations are summarized as follows (in millions):

	2006	2007	2008
Operating cash flows	$7.4	$0.2	$(1.1)
Investing cash flows	(6.6)	(1.6)	—
Financing cash flows	0.1	—	—
Effect of exchange rates on cash and cash equivalents	2.7	—	—

Net cash flows of discontinued operations	$3.6	$(1.4)	$(1.1)

        Investing cash flow consists of capital expenditures incurred by our wireless network services segment. Financing cash flows is the result of proceeds received on the exercise of stock options by the wireless network services employees.

Off Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

        In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of SFAS 141, such amounts are accrued, and therefore, recorded when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. In 2007, we paid $4.6 million of working capital adjustments and approximately $4.3 million of the holdback amounts to the former MRC shareholders in accordance with the Purchase Agreement. As of December 28, 2008, we have approximately $3.7 million of cash holdback amounts that will be released subject to indemnity rights due for the MRC and Haverstick acquisitions. The MRC holdback of approximately $2.5 million was originally due in April 2008 and this date has been extended to provide additional time to resolve outstanding indemnification obligations. We expect to make this payment in 2009 when the indemnification obligation has been resolved unless the amount of our claim exceeds the amount of the holdback. The Haverstick holdback of $1.2 million has scheduled release dates in December 2008 and September 2009. The holdback payment due in December 2008 was not made pending the resolution of an outstanding indemnification claim. The holdback arrangements accrue interest in accordance with the terms of the purchase agreements.

        On December 31, 2007, we entered into a credit facility of $85.0 million with KeyBanc Capital Markets which replaced the October 2, 2006 credit agreement with Key Bank. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half-year term with principal payments of $25,000 required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011 and contains provisions typical in such arrangements. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of our aggregate debt to our EBITDA for the previous four fiscal quarters. We used the credit facility to fund the acquisition of Haverstick and to retire the outstanding debt from the October 2006 agreement. The credit facility is collateralized by the assets of the Company.

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

        As of December 28, 2008, we had outstanding convertible notes payable which were acquired as the result of the SYS acquisition totaling $3.1 million, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinate to our bank debt and bear interest at 10% per annum payable quarterly. Principal is due February 14, 2009 and the notes are convertible at any time into shares of common stock at a conversion rate of $2.86 per share.

        In February 2009, in the interest of preserving our cash due to the current macroeconomic conditions, we provided each note holder with the option to:

          (1)   be paid cash in accordance with the original agreement;

          (2)   extend the note for an additional 18 months at the existing 10% rate and modify the conversion feature to the lower of the existing conversion price of $2.86 per share or the Kratos closing share value on February 13, 2009; or

          (3)   convert the principal balance into Kratos shares at the lower of the existing conversion price of $2.86 or the Kratos closing share value on February 13, 2009 less a 10% discount.

        As of February 28, 2009, $1.8 million of the notes have been paid, $1.0 million of the notes have been extended to August 14, 2010, and $25,000 have been converted to common shares. Holders of approximately $0.2 million of the notes have not responded.

        On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. We did not make the scheduled $2.5 million payment due as of July 31, 2008; payments of $1.0 million were made in August and September 2008, respectively, and $0.5 million was paid in December 2008. As of December 28, 2008, the balance of $2.5 million, plus accrued interest on the payments outstanding, has been reflected in other current liabilities in the accompanying consolidated balance sheets.

Other Liquidity Matters

        We intend to fund our cash requirements with cash flows from operating activities, and borrowings under our current credit facilities and potential future credit facilities. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. We expect that the acquired businesses of SYS and DFI, which were not included in our 2008 cash flows until the date of acquisition will contribute additional working capital and cash flows. In 2008, we paid approximately $4.8 million related to the 2004 and 2007 securities litigation settlements, as discussed in Note 17—Legal Matters to the audited consolidated financial statements included in Item 15 of Part IV of this Annual Report. This amount was partially funded by $2.2 million from the restricted cash account we were required to fund as a result of the first amendment to our current credit facility. We expect to be reimbursed for $0.6 million of the payment related to the 2004 securities litigation settlement by our insurance carrier by the final settlement date of the litigation, which is anticipated during the first half of 2009. We also funded $5.5 million in 2008 for legal fees incurred on our internal stock option investigation which we completed in 2007. In addition, if we become subject to significant judgments, settlements, or fines related to the matters discussed in Note 17 Legal Matters, or any other matters, or incur legal fees in excess of our current expectations, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our ability to access the capital markets and our compliance with our debt covenants.

        As discussed in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, or if there is a real likelihood of continuing resolutions in 2009 for civilian and DOD agencies, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources and we could be unable to make a scheduled debt payment. As of December 28, 2008, we were in compliance with all financial covenants under the credit agreements.

        We currently carry a significant amount of debt and have experienced recurring losses and negative cash flows from continuing operations. Given the highly leveraged liquidity position, any down-turn in our operating earnings or cash flows could impair our ability to comply with the financial covenants of our existing credit facility. Our ability to execute on additional business opportunities may be limited due to existing borrowing capacity. If we believe a covenant violation is more than likely to occur in the near future, we would seek relief from our lenders. This relief, if available, would have some cost to us and such relief might not be on terms as favorable as those in the existing credit agreement. If we were to actually default due to our failure to meet the financial covenants of our credit agreement and inability to obtain a waiver from the lenders, our credit agreement could require us to immediately repay all amounts then outstanding under the credit agreement and/or require us to pay interest at default rates per the credit agreement.

        In the event we were required to repay the amount outstanding under the existing credit facility, we would need to obtain alternative sources of financing to continue our operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

        The credit agreements contain covenants which impose certain restrictions on our ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the credit agreements contain certain financial covenants which are defined by the terms of the agreements. These financial covenants include a maximum first lien leverage ratio, a maximum total leverage ratio, a minimum liquidity ratio, a minimum fixed charge coverage ratio, and a minimum consolidated

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

        As of December 28, 2008, our outstanding balance on the facility was $78.8 million and the weighted average interest rate on the debt borrowed during 2008 was 10.66%. This includes $9.3 million of interest expense and financing costs related to the December 31, 2007 facility. The replacement of the October 2006 facility resulted in a write-off of $1.0 million in deferred financing costs. We have $2.4 million in deferred financing costs outstanding as of December 28, 2008 which are related to the new facility and are being amortized over the four, five and five and one half-year life of the respective underlying notes.

        On February 11, 2008, we entered into three derivative financial instruments with Key Bank to reduce our exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2010 and March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. Initially, we designated these instruments as cash flow hedges. In March 2008, as a result of the amendment to our credit facility, which included a LIBOR floor rate of 4.25%, we determined that these instruments were no longer highly effective as a hedge. The net loss associated with the derivatives for the twelve months ended December 28, 2008 was $1.7 million. Future gains and losses on these derivative instruments will continue to be recognized in our Consolidated Statement of Operations.

        The following table summarizes our currently existing contractual obligations and other commitments at December 28, 2008, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2009	2010-2011	2012-2013	2014 and After
Debt, net of interest(1)	$81.9	$5.9	$46.1	$29.9	$—
Capital leases(5)	2.0	0.4	0.8	0.6	0.2
Estimated interest on debt(2)	26.1	9.3	13.8	3.0	0.0
Other liabilities(3)	3.7	3.7	—	—	—
Purchase orders(4)	34.7	31.3	2.3	0.5	0.6
Operating leases(5)	19.4	8.0	8.4	2.6	0.4
Unrecognized tax benefits, including interest and penalties(6)	2.4	0.8	0.8	0.0	0.8

Total commitments and recorded liabilities	$170.2	$59.4	$72.2	$36.6	$2.0

(1)
The Key Bank Credit Facility. The payments shown are our present forecast which contemplates that we will pay off the Key Bank Credit Facility by the due date of June 2013. See "Notes to Consolidated Financial Statements" Note 7 for further details.

(2)
Includes interest payments based on current interest rates for variable rate debt and fixed rate debt based upon our swap arrangements. See "Notes to Consolidated Financial Statements" Note 7 for further details.

(3)
Primarily the obligations under the working capital adjustment clause and holdback payments related to the acquisition of MRC and Haverstick. See "Notes to Consolidated Financial Statements" Note 5 for further details.

(4)
Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or services have not been performed.

(5)
See "Notes to Consolidated Financial Statements" Note 8 for further details.

(6)
The FIN 48 obligations shown in the above table represent certain uncertain tax positions. The years for which the uncertain tax positions will reverse have been estimated in scheduling the obligations in the table above.

        As of December 28, 2008 we have $1.5 million of standby letters of credit outstanding. Our letters of credit are related to our prior workers compensation program, as support for our performance bond program and for our work overseas. Additional information regarding our financial commitments at December 28, 2008 is provided in the notes to our consolidated financial statements. See "Notes to Consolidated Financial Statements, Note 16—Commitments and Contingencies."

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

        Revenue recognition.    We generate almost all of our revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. We recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

        We have three basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Staff Accounting Bulletin 104 "Revenue Recognition" (SAB 104). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

        A portion of our fixed price-completion contracts are within the scope of SOP 81-1. For these contracts revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that we will not incur a loss on the project, we may record revenue equal to cost incurred, at zero margin. In the event that our cost incurred to date may be in excess of our funded contract value, we may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, we will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project.

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

        It is the our policy to review any arrangement containing software or software deliverables and services against the criteria contained in SOP 97-2, "Software Revenue Recognition", and related technical practice aids. Under the provisions of SOP 97-2 we review the contract value of software deliverables and services and determine allocations of the contract value based on Vendor Specific Objective Evidence ("VSOE"). All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with ARB 45, using the relevant guidance in SOP 81-1.

        Our contracts may include the provision of more than one of our services. In these situations, we apply the guidance of FASB's Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

        Under certain of our contractual arrangements, we may also recognize revenue for out-of-pocket expenses in accordance with EITF 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

        Under certain of our contracts, we provide supplier procurement services and materials for our customers. The Company records revenue on these arrangements on a gross or net basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," depending on the specific circumstances of the arrangement. We consider the following criteria, among others, for recording revenue on a gross or net basis:

          (1)   Whether we act as a principal in the transaction;

          (2)   Whether we take title to the products;

          (3)   Whether we assume risks and rewards of ownership, such as risk of loss for collection, delivery or returns;

          (4)   Whether we serve as an agent or broker, with compensation on a commission or fee basis; and

          (5)   Whether we assume the credit risk for the amount billed to the customer subsequent to delivery.

        For our federal contracts, we follow U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any significant changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by our personnel, and are subject to audit by the DCAA.

        From time to time, we may proceed with work based on client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract or program.

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

        Long-lived and Intangible Assets.    We account for long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        Goodwill and Purchased Intangible Assets.    The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 28, 2008, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (typically not exceeding twelve months). Adjustments related to income tax uncertainties through December 28, 2008, were also recorded to goodwill.

        We have established certain accruals in connection with indemnities and other contingencies from our acquisitions. These accruals and subsequent adjustments have been recorded during the purchase price allocation period for acquisitions. The accruals were determined based upon the terms of the purchase or sales agreements and, in most cases, involve a significant degree of judgment. Management has recorded these accruals in accordance with its interpretation of the terms of the purchase or sale agreements, known facts, and an estimation of probable future events based on management's experience.

        We perform impairment tests for goodwill as the last day of our fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, the company uses a discounted cash flow analysis, corroborated by comparative market multiples where appropriate. Adverse equity market conditions and the resulting decline in current market multiples and the company's stock price as of December 28, 2008, have led to a goodwill impairment charge totaling $105.8 million in our Government Solutions segment. We will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets. Given continued significant decline in the stock market in general and specifically our stock price in 2009, we believe it is more likely than not that this could be an indication of additional goodwill impairment and could potentially result in a triggering event under SFAS 142 and an additional goodwill impairment charge in the first quarter of 2009.

        The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weights of each component of the company's consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. Due to the many variables inherent in the estimation of a business's fair value and the relative size of the company's recorded goodwill, differences in assumptions may have a material effect on the results of the company's impairment analysis.

        Accounting for income taxes and tax contingencies.    In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation 48"). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." Interpretation 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of Interpretation 48 effective January 1, 2007.

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

        We have a valuation allowance at December 28, 2008, due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

        The 2008 effective tax rate at December 28, 2008 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 28, 2008 are settled at an amount which differs from our estimate. Finally, during 2009, if we are impacted by a change in the valuation allowance as of December 28, 2008 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 28, 2008, such effect will be recognized in the interim period in which the change occurs.

        Accrual for partial self-insurance.    We maintain an accrual for our health and workers compensation partial self-insurance, which is a component of total accrued expenses in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation limits per claim are $50,000 and $250,000, respectively.

        Contingencies and litigation.    We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with SFAS 5, "Accounting for Contingencies." As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Part I, Item 3 "Legal Proceedings" for additional information.

        Share-Based Payments.    We account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards 123R ("SFAS 123R") "Share-Based Payments," which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values..

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

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the principles in SFAS 157 on the fair value measurement of assets when the market for that asset is not active. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 10 to the Consolidated Financial Statements for additional discussion on fair value measurements.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115," (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 as of January 1, 2008 and has elected not to measure any additional financial instruments or other items at fair value.

        In December 2007, the FASB issued SFAS 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141, Business Combinations, until December 29, 2008. We expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of December 29, 2008.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin 51, or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160, but do not expect the adoption to have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company's treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant's respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of EITF 07-1, but do not expect the adoption to have a material impact on our consolidated financial statements.

Related Party Transactions

        For detailed information regarding related party transactions, see Note 15 of our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with three outstanding interest rate swaps which do not qualify for cash flow hedge accounting and balances under our credit facility with KeyBank National Association. Based on our average outstanding balances during the year ended December 28, 2008 a 1% change in the LIBOR rate would impact our financial position and results of operations by approximately $0.8 million over the next year.

        Cash and cash equivalents as of December 28, 2008 were $3.2 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the year ended December 28, 2008.

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

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2008.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, our management concluded that our internal control over financial reporting is effective as of December 28, 2008.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

        Management's assessment over our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on management's assessment and on the effectiveness of our internal control over financial reporting as of December 28, 2008.

        On June 28, 2008, we completed the acquisition of SYS Technologies (SYS) and, as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 28, 2008, the internal control over financial reporting of this entity. Total assets related to SYS of $69.9 million and $33.2 million of revenue since the date of acquisition are included in our consolidated financial statements as of and for the year ended December 28, 2008. We plan to integrate SYS's historical internal control over financial reporting into our own internal control over financial reporting in 2009. Accordingly, certain changes will be made to our internal control over financial reporting until such time as this integration is complete.

        On December 24, 2008 we completed the acquisition of Digital Fusion, Inc. (DFI) and, as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 28, 2008, the internal control over financial reporting of this entity. Total assets related to DFI of $46.9 million and no revenues are included in our consolidated financial statements as of and for the year ended December 28, 2008. We plan to integrate DFI's historical internal control over financial reporting into our own internal control over financial reporting in 2009. Accordingly, certain changes will be made to our internal control over financial reporting until such time as this integration is complete.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

        We have audited Kratos Defense & Security Solutions, Inc. (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of two wholly owned subsidiaries, SYS Technologies and Digital Fusion, Inc., whose financial statements reflect total assets and revenues constituting 37 and 11 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2008. As indicated in Management's Report on Internal Control Over Financial Reporting, SYS Technologies and Digital Fusion, Inc. were acquired during 2008 and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of SYS Technologies and Digital Fusion, Inc.

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

        In our opinion, Kratos Defense & Security Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kratos Defense & Security Solutions, Inc. and subsidiaries as of December 31, 2007 and December 28, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2008 and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

San Diego, CA
March 9, 2009

Item 9B.    Other Information

        On March 6, 2009, the Board of Directors approved a new form of Indemnification Agreement (the "Indemnification Agreement") to be available for current and future officers and directors. The Indemnification Agreement provides, among other things, that subject to the procedures set forth in the Indemnification Agreement: (i) the Company will indemnify the Indemnitee (as defined in the Indemnification Agreement) to the fullest extent permitted by law in the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Proceeding (as defined in the Indemnification Agreement) by reason of (or arising in part out of) an Indemnifiable Event (as defined in the Indemnification Agreement); (ii) if requested by Indemnitee, and subject to certain exceptions, the Company will advance Expenses (as defined in the Indemnification Agreement) to the Indemnitee; (iii) if there is a Change of Control (as defined in the Indemnification Agreement), the Company will seek the advice of independent legal counsel with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and advances under the Indemnification Agreement or any provision of the Company's charter or bylaws; (iv) the rights of the Indemnitee under the Indemnification Agreement are in addition to any other rights the Indemnitee may have under the Company's charter or bylaws or the Delaware General Corporations Law or otherwise; and (v) to the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, the Indemnitee will be covered to the maximum extent of the coverage available for any Company director or officer. In addition, the Indemnification Agreement establishes guidelines as to the defense and settlement of claims by the parties and the period of limitations.

        The foregoing summary of the Indemnification Agreement is qualified in its entirety by reference to the full text of the Indemnification Agreement attached as Exhibit 10.6 hereto and incorporated by reference herein.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference of the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2008.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2008.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2008.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   Financial Statements and Financial Statement Schedules

  (1)
  Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2007 and December 28, 2008

    Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2007 and December 28, 2008

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006 and 2007 and December 28, 2008

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2007 and December 28, 2008

    Notes to Consolidated Financial Statements

        All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

  (2)
  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/Period End Date	Filed-Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of November 21, 2008, by and among Kratos Defense & Security Solutions, Inc., Dakota Merger Sub, Inc. and Digital Fusion, Inc. Certain exhibits and schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of the omitted exhibits and schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	11/24/08
2.2	Equity Purchase Agreement, dated February 17, 2006, by and between Sakoki LLC and the Registrant.	8-K	02/23/06
2.3	Addendum and Waiver Related to the Equity Purchase Agreement, dated June 26, 2006, by and between Sakoki LLC and the Registrant.	10-Q	06/30/06
2.4	Merger Agreement, dated August 8, 2006, by and among the Registrant, WFI Government Services, Inc., MRC Merger Registrant, Inc. and Madison Research Corporation.	8-K	08/14/06
2.5	Agreement dated as of March 9, 2007 by and between LCC Wireless Engineering Services Limited and the Registrant.	10-K	12/31/06
2.6	Equity Purchase Agreement, dated April 20, 2007, by and between the Registrant and Strategic Project Services, LLC.	10-K	12/31/06
2.7	Asset Purchase Agreement, dated May 29, 2007, by and between the Registrant and LCC International, Inc.	8-K	05/30/07
2.8	Asset Purchase Agreement, dated July 7, 2007, by and between the Registrant and Burgundy Acquisition Corporation.	8-K	07/12/07
2.9	Agreement and Plan of Merger, dated November 2, 2007, by and among the Registrant, Kratos Government Solutions, Inc., Haverstick Acquisition Corporation and Haverstick Consulting, Inc.	8-K	11/07/07
2.10	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among the Registrant, White Shadow, Inc. and SYS.	8-K	02/21/08
3.1	Amended and Restated Certificate of Incorporation.	10-Q	09/30/01
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07
3.3	Amended and Restated Bylaws of the Registrant.	10-K/A	04/29/08
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock.	8-K/A	06/05/02

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/Period End Date	Filed-Furnished Herewith
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04
4.1	Specimen Stock Certificate.	S-1	08/18/99
4.2	Rights Agreement, dated as of December 16, 2004, between the Registrant and Wells Fargo, N.A.	8-K	12/17/04
10.1#	1997 Stock Option Plan.	S-1	08/18/99
10.2#	Form of Stock Option Agreement pursuant to the 1997 Stock Option Plan and related terms and conditions.	S-1/A	09/10/99
10.3#	1999 Equity Incentive Plan.	S-1	08/18/99
10.4#	Form of Stock Option Agreement pursuant to the 1999 Equity Incentive Plan.	S-1/A	09/10/99
10.5#	1999 Employee Stock Purchase Plan and related offering documents.	S-1	08/18/99
10.6#	Form of Indemnity Agreement by and between the Registrant and certain officers and directors of the Registrant.			*
10.7#	2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00
10.8#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00
10.9#	Amended and Restated Severance and Change of Control Agreement dated March 28, 2006 between the Registrant and Deanna Lund.	10-K	12/31/05
10.10#	Amended and Restated Severance and Change of Control Agreement dated March 28, 2006 between the Registrant and James Edwards.	10-K	12/31/05
10.11#	Nonqualified Deferred Compensation Plan.	10-K	12/31/05
10.12#	2005 Equity Incentive Plan.	S-8	08/01/05
10.13#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/05
10.14#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the Registrant's 2005 Equity Incentive Plan.	8-K	01/17/07
10.15	Credit Agreement, dated as of March 16, 2005, by and among the Registrant, KeyBank National Association and KeyBanc Capital Markets.	10-K	12/31/05
10.16	Credit Agreement, dated October 2, 2006, by and among the Registrant, KeyBank National Association and KeyBanc Capital Markets as lead arranger and sole book runner, dated October 2, 2006.	8-K	08/14/06
10.17#	Severance and Change of Control Agreement dated as of July 12, 2007 between the Registrant and Laura L. Siegal.	10-K	09/11/07
10.18	Form of Subordinated Promissory Note issued by LCC International, Inc. to the Registrant.	8-K	05/30/07

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/Period End Date	Filed-Furnished Herewith
10.19	Form of Subordination Agreement executed by LCC International, Inc., the Registrant and Bank of America, N.A.	8-K	05/30/07
10.20	Second Amendment to Credit Agreement, dated as of June 1, 2007, by and among the Registrant, the lenders party thereto and KeyBank National Association.	8-K	06/01/07
10.21	Note Sale Agreement, dated July 3, 2007, by and between SPCP Group, LLC International, Inc. and the Registrant.	8-K	07/10/07
10.22	Assignment Agreement, dated July 3, 2007, by and among the Registrant, SPCP Group LLC, LCC International, Inc. and Bank of America, N.A.	8-K	07/10/07
10.23	Form of Earnout Agreement executed by the Registrant and Burgundy Acquisition Corporation.	8-K	07/12/07
10.24	Facility Letter, dated October 24, 2007, by and between the Registrant and KeyBanc Capital Markets.	8-K	11/07/07
10.25	First Lien Credit Agreement among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender and the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner, dated as of December 31, 2007.	8-K	01/07/08
10.26	Second Lien Credit Agreement among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner, dated as of December 31, 2007.	8-K	01/07/08
10.27	Form of Voting Agreement, dated February 20, 2008, by and among the Registrant and the shareholders of SYS.	8-K	02/21/08
10.28	Form of Voting Agreement, dated February 20, 2008, by and among SYS and the stockholders of the Registrant.	8-K	02/21/08
10.29	Amendment and Waiver of First Lien Credit Agreement, dated as of March 27, 2008, by and among the Registrant, Keybank National Association as Administrative Agent and the Lenders party thereto.	8-K	04/02/08
10.30	Amendment and Waiver of Second Lien Credit Agreement, dated as of March 27, 2008, by and among the Registrant, KeyBank National Association as Administrative Agent and the Lenders party thereto.	8-K	04/02/08
10.31	Second Amendment to First Lien Credit Agreement, dated as of June 26, 2008, among the Registrant, KeyBank National Association, as Administrative Agent and Lender and the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner.	8-K	06/28/08

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/Period End Date	Filed-Furnished Herewith
10.32	Second Amendment to Second Lien Credit Agreement, dated as of June 26, 2008, among the Registrant, KeyBank National Association, as Administrative Agent and Lender, the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner.	8-K	06/28/08
10.33#	Amended and Restated Executive Employment Agreement, dated as of August 4, 2008, by and between the Registrant and Eric DeMarco.	10-Q	06/29/08
10.34#	Amended and Restated Executive Employment Agreement, dated as of August 4, 2008, by and between the Registrant and Deanna Lund.	10-Q	06/29/08
10.35#	Amended and Restated Executive Employment Agreement, dated as of August 4, 2008, by and between the Registrant and Laura Siegal.	10-Q	06/29/08
21.1	List of Subsidiaries.	S-4	11/24/2008
23.1	Consent of Independent Registered Public Accounting Firm.			*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.			*

#
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: March 10, 2009

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERIC M. DEMARCO Eric M. DeMarco	President, Chief Executive Officer and Director	March 10, 2009
/s/ DEANNA H. LUND Deanna H. Lund	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 10, 2009
/s/ LAURA L. SIEGAL Laura L. Siegal	VP and Corporate Controller Officer (Principal Accounting Officer)	March 10, 2009
/s/ SCOTT ANDERSON Scott Anderson	Director	March 10, 2009
/s/ BANDEL CARANO Bandel Carano	Director	March 10, 2009
/s/ SCOT JARVIS Scot Jarvis	Director	March 10, 2009
/s/ SAM LIBERATORE Sam Liberatore	Director	March 10, 2009
/s/ WILLIAM HOGLUND William Hoglund	Director	March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

        We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2007 and December 28, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kratos Defense & Security Solutions, Inc. and subsidiaries as of December 31, 2007 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 9 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kratos Defense & Security Solutions, Inc.'s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

San Diego, CA
March 9, 2009

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Balance Sheets

December 31, 2007 and December 28, 2008

(in millions, except par value and number of shares)

	2007	2008
Assets
Current assets:
Cash and cash equivalents	$8.6	$3.2
Restricted cash	—	0.4
Accounts receivable, net	77.0	100.5
Income taxes receivable	1.0	0.7
Prepaid expenses	7.4	3.6
Notes receivable	2.6	—
Other current assets	8.7	6.9
Current assets of discontinued operations	1.6	0.9

Total current assets	106.9	116.2
Property and equipment, net	6.9	7.2
Goodwill	194.5	152.2
Other intangibles, net	19.9	32.2
Investments in unconsolidated affiliates	0.3	—
Other assets	6.7	4.3
Non current assets of discontinued operations	0.1	0.3

Total assets	$335.3	$312.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22.7	$18.4
Accrued expenses	14.5	13.5
Accrued compensation	9.9	14.5
Billings in excess of costs and earnings on uncompleted contracts	10.9	9.7
Accrual for contingent acquisition consideration	2.9	3.7
Income taxes payable	0.2	—
Accrual for unused office space	1.0	1.2
Other current liabilities	13.4	8.8
Current portion of long-term debt	2.6	5.9
Current portion of capital lease	0.1	0.2
Current liabilities of discontinued operations	5.3	5.3

Total current liabilities	83.5	81.2
Long-term debt, net of current portion	72.9	76.0
Accrual for unused office space, net of current portion	1.4	0.5
Capital lease	1.1	0.9
Deferred tax liabilities	2.0	—
Other liabilities	4.5	5.0
Non current liabilities of discontinued operations	2.7	1.9

Total liabilities	168.1	165.5
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 31, 2007 and December 28, 2008 (liquidation preference $5.0 million at December 28, 2008)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 78,998,922 and 128,169,634 shares issued and outstanding at December 31, 2007 and December 28, 2008, respectively	—	—
Additional paid-in capital	412.7	503.5
Accumulated deficit	(245.5)	(356.6)

Total stockholders' equity	167.2	146.9

Total liabilities and stockholders' equity	$335.3	$312.4

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITIES SOLUTIONS, INC.

Consolidated Statements of Operations

Years ended December 31, 2006 and 2007 and December 28, 2008

(in millions, except per share amounts)

	2006	2007	2008
Revenues	$153.1	$193.6	$297.3
Cost of revenues	124.2	162.0	237.8

Gross profit	28.9	31.6	59.5
Selling, general and administrative expenses	38.6	39.5	51.7
Research and development expenses	—	—	1.0
Recovery of unauthorized issuance of stock options and stock option investigation and related fees	—	10.6	(4.5)
Litigation settlement charge	—	4.9	—
Impairment and restructuring charges	21.8	1.2	106.1

Operating loss from continuing operations	(31.5)	(24.6)	(94.8)

Other expense:
Interest expense, net	(0.7)	(1.2)	(10.0)
Impairment of investments in unconsolidated affiliates	—	(1.8)	—
Other income (expenses), net	(0.2)	0.7	(1.5)

Total other expense, net	(0.9)	(2.3)	(11.5)

Loss from continuing operations before income taxes	(32.4)	(26.9)	(106.3)
Provision (benefit) for income taxes from continuing operations	13.8	1.3	(0.7)

Loss from continuing operations	(46.2)	(28.2)	(105.6)
Loss from discontinued operations	(11.7)	(12.6)	(5.5)

Net loss	$(57.9)	$(40.8)	$(111.1)

Basic loss per common share:
Loss from continuing operations	$(0.63)	$(0.38)	$(1.14)
Loss from discontinued operations	(0.16)	(0.17)	(0.06)

Net loss per common share:	$(0.79)	$(0.55)	$(1.20)

Diluted loss per common share:
Loss from continuing operations	$(0.63)	$(0.38)	$(1.14)
Loss from discontinued operations	(0.16)	(0.17)	(0.06)

Net loss per common share:	$(0.79)	$(0.55)	$(1.20)

Weighted average common shares outstanding:
Basic	73.5	74.0	92.6
Diluted	73.5	74.0	92.6

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2006 and 2007 and December 28, 2008
(in millions)

	Convertible Preferred Stock
			Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	72.2	$—	$379.3	$(146.7)	$(2.9)	$229.7
Conversion of Series B convertible preferred stock	—	—	1.5	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	0.2	—	0.5	—	—	0.5
Stock based compensation	—	—	—	—	11.9	—	—	11.9
Components of comprehensive income:
Net loss	—	—	—	—	—	(57.9)	—	(57.9)
Foreign currency translation gain, net of income taxes of $0.3 million	—	—	—	—	—	—	1.5	1.5
Reclassification adjustment—foreign currency translation gain, included in net loss	—	—	—	—	—	—	1.4	1.4

Total comprehensive loss								(55.0)

Balance, December 31, 2006	—	$—	73.9	$—	$391.7	$(204.6)	$—	$187.1

Issuance of common stock for exercise of stock options	—	—	0.1	—	—	—	—	—
Common stock issued for acquisitions	—	—	4.6	—	12.0	—	—	12.0
Paid-in capital for contingent consideration	—	—	—	—	7.4	—	—	7.4
Cumulative effect adjustment upon adoption of FIN 48	—	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	0.4	—	1.6	—	—	1.6
Net loss and total comprehensive loss	—	—	—	—	—	(40.8)	—	(40.8)

Balance, December 31, 2007	—	$—	79.0	$—	$412.7	$(245.5)	$—	$167.2

Stock issued for Employee Stock Purchase Plan	—	—	0.2	—	0.2	—	—	0.2
Common stock issued for acquisitions	—	—	48.1	—	80.2	—	—	80.2
Stock options issued for acquisitions	—	—	—	—	7.0	—	—	7.0
Paid in capital for contingent consideration	—	—	0.9	—	2.3	—	—	2.3
Stock based compensation	—	—	—	—	1.1	—	—	1.1
Net loss and total comprehensive loss	—	—	—	—	—	(111.1)	—	(111.1)

Balance, December 28, 2008	—	$—	128.2	$—	$503.5	$(356.6)	$—	$146.9

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2006 and 2007 and December 28, 2008

(in millions)

	2006	2007	2008
Operating activities:
Net loss	$(57.9)	$(40.8)	$(111.1)
Less: Loss from discontinued operations	(11.7)	(12.6)	(5.5)

Loss from continuing operations	(46.2)	(28.2)	(105.6)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	4.7	4.3	7.5
Deferred income taxes	13.6	0.6	(2.0)
Accrual for settlement of securities litigation	—	4.9	—
Goodwill impairment charges	18.3	—	105.8
Asset impairment charges	1.8	2.5	0.2
Disposal of property and equipment	0.1	—	0.4
Provision for doubtful accounts	0.2	0.8	1.1
Stock-based compensation	6.9	0.9	1.1
Mark to market on swaps	—	—	1.7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8.4)	5.0	(1.1)
Prepaid expenses	0.3	(0.1)	4.2
Other assets	(1.3)	(4.8)	5.6
Accounts payable	5.0	(0.8)	(10.3)
Accrued expenses	(6.3)	1.8	(2.0)
Accrued compensation	1.3	(1.5)	(2.9)
Billings in excess of costs and earnings on uncompleted contracts	1.2	0.4	(2.2)
Accrual for contingent acquisition consideration	0.1	1.4	0.8
Income tax receivable and payable	3.0	1.6	0.5
Accrual for unused office space	0.9	(0.1)	(0.7)
Other liabilities	(0.1)	10.2	(6.8)

Net cash used in operating activities from continuing operations	(4.9)	(1.1)	(4.7)

Investing activities:
Sale/maturity of short-term investments	—	—	0.3
Cash paid for contingent acquisition consideration	(8.5)	(8.9)	—
Cash paid for acquisitions, net of cash acquired	(59.1)	(63.9)	(1.2)
Proceeds/(payments) from the disposition of discontinued operations	18.9	57.3	(0.2)
Cash transferred (to) from restricted cash	(1.0)	1.0	(0.4)
Capital expenditures	(1.2)	(0.9)	(0.9)

Net cash used in investing activities from continuing operations	(50.9)	(15.4)	(2.4)

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2006 and 2007 and December 28, 2008

(in millions)

	2006	2007	2008
Financing activities:
Proceeds from issuance of common stock	0.4	—	—
Proceeds from issuance of common stock under employee stock purchase plan	—	—	0.2
Borrowings under credit facility	85.0	88.5	7.9
Repayments under credit facility	(34.0)	(64.0)	(4.6)
Repayment of capital lease obligations	(0.3)	(0.4)	(0.2)
Debt issuance costs	(1.2)	(3.0)	(0.5)

Net cash provided by financing activities from continuing operations	49.9	21.1	2.8

Net cash flows of continuing operations	(5.9)	4.6	(4.3)

Cash flows of discontinued operations
Operating cash flows	7.4	0.2	(1.1)
Investing cash flows	(6.6)	(1.6)	—
Financing cash flows	0.1	—	—
Effect of exchange rates on cash and cash equivalents	2.7	—	—

Net cash flows of discontinued operations	3.6	(1.4)	(1.1)

Net increase (decrease) in cash and cash equivalents	(2.3)	3.2	(5.4)

Cash and cash equivalents at beginning of year	7.7	5.4	8.6

Cash and cash equivalents at end of year	$5.4	$8.6	$3.2

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$(0.2)	$2.8	$8.7
Net cash (received) paid during the year for income taxes	$(0.7)	$(1.4)	$1.3
Noncash investing and financing activities:
Common stock and stock options issued for acquisitions	$—	$12.0	$87.2
Paid in capital for contingent consideration	$—	$7.4	$2.3
Liability for contingent cash consideration	$—	$1.2	$—
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$80.1	$111.1	$116.8
Fixed assets financed	$—	$1.2	$—
Liabilities assumed in acquisitions	$6.3	$20.9	$23.9

See accompanying notes to consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 28, 2008

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

        In 2006 and 2007, the Company undertook a transformation strategy that culminated in the divestiture in 2007 of its remaining wireless-related businesses and has aggressively pursued business with the federal government, primarily the U.S. Department of Defense, through strategic acquisition. The Company's divestiture of its European wireless engineering services business which was discontinued and held for sale in December 2006 was completed in March 2007. In addition, the Company's divestiture of its domestic wireless engineering services business was completed in June 2007 and the divestiture of its wireless deployment services business was completed in July 2007. Accordingly, the accompanying financial statements reflect the divestiture of the domestic wireless engineering services and wireless network deployment business and the results of operations through the date of divestiture as discontinued operations in the accompanying statements of operations.

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

(c)   Fiscal Year

        The Company's year end was on the last day of the year, December 31st with interim fiscal periods ending on the last day of the calendar month of each quarter for fiscal years 2006 and 2007. In 2008, the Company's year end was the last Sunday of the year, December 28, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The fiscal years ended December 31, 2006 and 2007 and December 28, 2008 all contained 52 calendar weeks.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(d)   Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that we have used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

(e)   Revenue Recognition

        The Company generates almost all of its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract and recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

        The Company has three basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Staff Accounting Bulletin 104 "Revenue Recognition" (SAB 104). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

        A portion of our fixed price-completion contracts are within the scope of Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1). For these contracts, revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for our government contracts. These cost estimates are reviewed and, if

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, the Company determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that the Company will not incur a loss on the project, the Company may record revenue equal to cost incurred, at zero margin. In the event that the cost incurred to date may be in excess of our funded contract value, the Company may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, the Company will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project.

        Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, a cancellation or negative modification could result in the Company having to reverse revenue that was recognized in a prior period, thus significantly reducing the amount of revenues recognized for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to gross margins. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

        It is the Company's policy to review any arrangement containing software or software deliverables and services against the criteria contained in SOP 97-2, "Software Revenue Recognition", and related technical practice aids. Under the provisions of SOP 97-2, the Company reviews the contract value of software deliverables and services and determines allocations of the contract value based on Vendor Specific Objective Evidence ("VSOE") or fair value for each of the elements. All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Accounting Research Bulletin 45 "Long-Term Construction-Type Contracts" (ARB 45), using the relevant guidance in SOP 81-1.

        The Company's contracts may include the provision of more than one of its services. In these situations, the Company applies the guidance of FASB's Emerging Issues Task Force (EITF) Issue 00-21, "Revenue Arrangements with Multiple Deliverables". Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

        Under certain of the Company's contractual arrangements, the Company may also recognize revenue for out-of-pocket expenses in accordance with EITF 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        For federal contracts, the Company follows U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if different assumptions were used or if the underlying circumstances were to change. The Company closely monitors compliance with, and the consistent application of, its critical accounting policies related to contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any significant changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by the Company's personnel, and are subject to audit by the DCAA.

        From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As of December 31, 2007 and December 28, 2008, approximately $0.4 million and $0.9 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

(f)    Derivative Instruments

        In managing interest rate risk exposure, the Company entered into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate time a notational amount by one party in

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

exchange for a floating rate times the same notational amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company's interest rate swap agreements are major financial institutions. In accordance with SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities", as amended by SFAS 137 and 138, the Company recognizes interest rate swap agreements on the consolidated balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable (hedge accounting).

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

(g)   Research and Development

        Costs incurred in research and development activities are expensed as incurred.

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

        In accordance with the recognition standards established by Financial Accounting Standards Board (FASB) Interpretation. (FIN) 48—"Accounting for Uncertainty in Income Taxes—an interpretation of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

FASB Statement 109" , the Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position.

(i)    Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R—Share-Based Payment. All of the Company's stock compensation plans are considered equity plans under SFAS 123R, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options, and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the vesting period of the options, which is generally four years. The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually four to ten years. The Company has no awards with market or performance conditions. Compensation expense for stock issued under our employee stock purchase plan is estimated on the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally 6 months.

        For the years ended December 31, 2006, December 31, 2007 and December 28, 2008, there was no incremental tax benefit from stock options exercised in the period due to expected tax losses for the year. The Company recorded cash received from the exercise of stock options of $0.5 million and $0.0 million in 2006 and 2007, respectively. No stock options were exercised in 2008. The following table shows the amounts recognized in the consolidated financial statements for 2006, 2007 and 2008

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

for share-based compensation expense related to stock options, stock awards and to stock options offered under our employee stock purchase plan (in millions).

	Year ended December 31, 2006	Year ended December 31, 2007	Year ended December 28, 2008
Cost of revenues	$1.0	$0.0	$0.0
Selling, general and administrative expenses	5.9	0.9	1.1

Total cost of employee share-based compensation included in operating loss from continuing operations, before income tax	6.9	0.9	1.1
Amount charged to loss from discontinued operations	5.0	0.7	0.0

Total charged against operations	$11.9	$1.6	$1.1

Impact on net loss per common share:
Basic	$(0.16)	$(0.02)	$(0.01)
Diluted	$(0.16)	$(0.02)	$(0.01)

(j)    Net Income (Loss) per Common Share

        The Company calculates net income (loss) per share in accordance with SFAS 128, "Earnings Per Share". Under SFAS 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities (in millions).

	2006	2007	2008
Anti-dilutive weighted shares from stock options excluded from calculation	12.2	8.3	18.4
Anti-dilutive weighted shares from preferred stock excluded from calculation	1.4	1.0	1.0

(k)   Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer's financial condition, credit agency reports, financial statements and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectibility and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks. Total retainages included in billed accounts receivable were $0.2 million and $1.2 million at December 31, 2007 and December 28, 2008, respectively. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance for doubtful accounts.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        The following table outlines the balance of the Company's Allowance for Doubtful Accounts for 2006, 2007 and 2008. It identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 31, 2006	$0.5	$0.2	$(0.4)	$0.3
Year ended December 31, 2007	$0.3	$0.8	$(0.3)	$0.8
Year ended December 28, 2008	$0.8	$1.1	$(0.7)	$1.2

(l)    Cash Equivalents and Short-Term Investments

        The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company. The Company has evaluated its investments in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." Based on such evaluation, the Company's management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company's intent and board-approved investment policy and its ability to liquidate debt securities maturing after one year, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders' Equity within the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense), net. The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense). Interest and dividends on securities classified as available-for-sale are included in interest income.

        The Company has restricted cash accounts of approximately $0.4 million which are required to collateralize a credit card program and a deposit relating to the run out of a now terminated workers compensation program.

(m)  Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 31, 2007 and December 28, 2008, the Company had $2.1 million of inventories which were reflected in other current assets of continuing operations on the consolidated balance sheets.

(n)   Property and Equipment, Net

        Property and equipment consists primarily of computer equipment, software, leasehold improvements and office-related equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation is

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment, five years for furniture and office equipment, and five to ten years for software for the Company's enterprise systems. Equipment and facilities acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly improve and extend the useful life of an asset, are capitalized over the shorter of the lease period or the estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

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

(o)   Leases

        The Company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The Company conducts operations primarily under operating leases.

        Most lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the Company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation of intended use.

(p)   Acquisitions

        Acquisitions are accounted for using the purchase method and the results of acquired businesses are included in the financial statements from the dates of acquisition. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net tangible and identifiable intangible assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

(q)   Goodwill and Other Intangible Assets, Net

        In accordance with the provisions of SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company performs impairment tests for goodwill as of the last day of each fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        In accordance with SFAS 142, the Company classifies intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. The Company tests intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the finite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

        The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 1 to 12 years.

(r)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(s)   Fair Value of Financial Instruments

        SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term debt and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

(t)    Comprehensive Income (Loss)

        SFAS 130, "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' investment that, under accounting principles generally accepted in the United States of America are excluded from net income (loss).

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(u)   Foreign Currency Translation

        In accordance with SFAS 52 "Foreign Currency Translation," the financial statements of the Company's foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using year-end rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. In 2007 and 2008, all foreign subsidiaries are accounted for as discontinued operations in the accompanying financial statements.

(v)   Concentration of Credit Risk

        The Company maintains cash balances at various financial institutions and such balances commonly exceed the $100,000 insured (temporarily increased to $250,000 through December 31, 2009) amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

        Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company's billed and unbilled accounts receivable. The Company's accounts receivable result from sales to customers within the federal government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer's financial condition. Collateral is not required. The accounts receivable are recorded at invoiced amount and do not bear interest. See Note 13 for a discussion of our significant customers.

(w)  Debt Issuance Costs

        Fees paid to obtain debt financing or amendments under such debt financing are treated as debt issuance costs and are capitalized and amortized over the expected term of the related debt. These payments are shown as a financing activity in the consolidated statements of cash flows.

(x)   Liquidity

        The Company currently carries a significant amount of debt and has experienced recurring losses and negative cash flows from continuing operations. Given the Company's highly leveraged liquidity position, any down-turn in its operating earnings or cash flows could impair its ability to comply with the financial covenants of its existing credit facility. Its ability to execute on additional business opportunities may be limited due to its existing borrowing capacity. If the Company believed a covenant violation is more than likely to occur in the near future, it would seek relief from its lenders. This relief, if available, would have some cost to the Company and such relief might not be on terms as favorable as those in its existing Credit Agreement. If the Company were to actually default due to its failure to meet the financial covenants of its Credit Agreement and inability to obtain a waiver from the lenders, the Company's Credit Agreement could require the Company to immediately repay all amounts then outstanding under the Credit Agreement and/or require the Company to pay interest at default rates per the Credit Agreement. In the event the Company was required to repay the amount outstanding under the existing credit facility, it would need to obtain alternative sources of financing to

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

continue its operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

(y)   Recent Accounting Pronouncements

  New Accounting Standards Adopted

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the principles in SFAS 157 on the fair value measurement of assets when the market for that asset is not active. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 10 to the Consolidated Financial Statements for additional discussion on fair value measurements.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115," (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 as of January 1, 2008 and has elected not to measure any additional financial instruments or other items at fair value.

  Future Adoption of Accounting Standards

        In December 2007, the FASB issued SFAS 141R, "Business Combinations", or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were previously recorded and disclosed according to SFAS 141, Business Combinations, until December 29, 2008. We

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of December 29, 2008.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin. 51," or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160, but do not expect the adoption to have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company's treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant's respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of EITF 07-1, but do not expect the adoption to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement and anticipates that the statement will not have a significant impact on the Company's Consolidated Financial Statements.

        In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's Consolidated Financial Statements.

Note 2. Goodwill and Other Intangible Assets

  Goodwill

        The Company performs its annual impairment test for goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets" as of the last day of the fiscal year or when evidence of potential impairment exists. The Company's testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values. If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and SFAS 142 prescribes the approach for determining the impairment amount, if any.

        In 2006, changes in the industry and the strategic focus of the Company, as well as operational challenges from employee turnover that the Company encountered after the completion of the earn-out period, led to a goodwill impairment charge of $18.3 million in the Public Safety and Security segment. The Company had no tax basis in this goodwill and there was no tax benefit derived from the impairment charge.

        In December 2008, the Company concluded that the decision to exit three businesses acquired with the SYS merger and included in the KGS reporting segment met the criteria to be classified as held for sale. The Company also concluded this was a triggering event under SFAS 142 that required a review of the Company's goodwill and intangibles assets with indefinite lives. Because the three business units were never integrated into the KGS reporting unit, and as such, the benefits of the acquired goodwill were never realized by the rest of the reporting unit, the goodwill of the disposed businesses was not adjusted based upon the relative fair values of the businesses disposed and businesses retained. An impairment charge of $3.3 million related to the separately assigned goodwill of these businesses was recorded as part of the loss from discontinued operations (see Note 3).

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 2. Goodwill and Other Intangible Assets (Continued)

        Because of the timing of the disposals mentioned above, the required impairment test of the KGS goodwill and intangible assets with indefinite lives was included with the Company's required annual impairment test of goodwill. The annual impairment test for goodwill was performed using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Company's segments versus their book values. The test as of December 28, 2008, indicated that the book values for the KGS segment, excluding Digital Fusion (DFI), which was purchased on December 24, 2008, exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $105.8 million in its KGS segment for the impairment of goodwill. The impairment charge is primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company's stock price as of December 28, 2008, compared with the test performed as of December 31, 2007.

        Given continued significant decline in the stock market in general and specifically our stock price in 2009, we believe it is more likely than not that this could be an indication of additional goodwill impairment and could potentially result in a triggering event under SFAS 142 and an additional goodwill impairment charge in the first quarter of 2009.

        The Company had tax basis in a portion of the goodwill impaired in 2008. The Company had previously recorded a deferred tax liability for the tax amortization of this goodwill. The deferred tax liability was considered to have an indefinite life, and as such, the liability was not considered as support for deferred tax assets. When the impairment to goodwill was taken, book basis of the goodwill was now less than tax basis, resulting in a deferred tax asset and corresponding increase to the valuation allowance. The Company has claimed a tax benefit on its financial statements of approximately $2.0 million, the amount of the deferred tax liability prior to impairment.

        Prior to recording the goodwill impairment, the company tested the purchased intangible assets and other long-lived assets at these businesses as required by SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," and the carrying value of these assets were determined not to be impaired.

        The changes in the carrying amounts of goodwill by operating segment for the years ended December 31, 2006, December 31, 2007 and December 28, 2008, are as follows (in millions):

	Public Safety & Security	Government Solutions	Total
Balance as of December 31, 2005	$18.3	$76.1	$94.4
Acquisitions	—	53.8	53.8
Impairments	(18.3)	—	(18.3)

Balance as of December 31, 2006	$—	$129.9	$129.9
Acquisitions and purchase accounting adjustments	—	64.6	64.6

Balance as of December 31, 2007	$—	$194.5	$194.5
Acquisitions and purchase accounting adjustments	—	63.5	63.5
Impairments	—	(105.8)	(105.8)

Balance as of December 28, 2008	$—	$152.2	$152.2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 2. Goodwill and Other Intangible Assets (Continued)

Purchased Intangible Assets

        The following tables set forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 31, 2007			As of December 28, 2008
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$15.1	$(2.6)	$12.5	$23.0	$(5.0)	$18.0
Contracts and backlog	11.6	(4.2)	7.4	17.1	(6.6)	10.5
Developed technology	—	—	—	3.1	(0.2)	2.9
Non-compete agreements	1.3	(1.3)	0.0	1.3	(1.3)	0.0
Trade names	0.4	(0.4)	0.0	1.2	(0.4)	0.8

Total	$28.4	$(8.5)	$19.9	$45.7	$(13.5)	$32.2

        The aggregate amortization expense for finite-lived intangible assets was $2.1 million, $2.8 million and $5.0 million for the years ended December 31, 2006 and 2007, and December 28, 2008, respectively.

        The increase in finite-lived intangibles in 2008 is related to the acquisitions of SYS Technologies (SYS) on June 28, 2008 and DFI on December 24, 2008. Refer to the schedule below and to Note 5 of the Consolidated Financial Statements (in millions, except amortization period).

	As of December 28, 2008
	Gross Value	Accumulated Amortization	Net Value	Weighted Average Amortization Period (years)
SYS
Acquired Intangible Assets
Customer relationships	$1.0	$(0.1)	$0.9	10
Contracts and backlog	3.0	(0.3)	2.7	7.1
Developed technology	3.1	(0.1)	3.0	10
Trade names	0.9	(0.1)	0.8	10

Total SYS	$8.0	$(0.6)	$7.4	8.9

DFI
Acquired Intangible Assets
Customer relationships	$4.2	$—	$4.2	9.9
Contracts and backlog	5.1	—	5.1	5.2

Total DFI	$9.3	$—	$9.3	7.3

        There is no amortization for DFI since it was acquired on December 24, 2008.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 2. Goodwill and Other Intangible Assets (Continued)

        Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 28, 2008, is as follows (in millions):

Amortization Expense
2009	$5.7
2010	5.0
2011	4.7
2012	3.4
2013	3.4
Thereafter	10.0

$32.2

Note 3. Discontinued Operations

        On February 17, 2006, the Company entered into a definitive agreement to divest all of its operations in Mexico for total approximate cash consideration of $18.0 million, which approximated the net book value of the operations, including $13.2 million of liabilities associated with a loss contingency. The transaction closed on March 10, 2006. The transaction was structured as a sale of the Company's subsidiaries in Mexico, and the purchase price consisted of $1.5 million in cash paid on February 17, 2006, plus a secured promissory note payable in installments through December 31, 2006. The note was secured by pledges of assets and a personal guaranty.

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

        On December 28, 2006, the Board of Directors of the Company approved a plan to divest portions of the Company's business where critical mass had not been achieved. This plan involved the divestiture of the Company's EMEA (Europe, Middle East and Asia) operations and its remaining South American operations. The Company determined that these operations met the criteria to be classified as held for sale. Accordingly, these operations were reflected as discontinued in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in the accompanying consolidated financial statements commencing as of and for the year ended December 31, 2006.

        The EMEA operations were sold to LCC International, Inc. (LCC) on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. We also received approximately $1.8 million from our EMEA operations, prior and subsequent to the closing date as payment on outstanding intercompany debt. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on a date that is the earlier of March 31, 2008 or the date that the buyer files its 10-K for the fiscal year ended December 31, 2007. The sale of EMEA generated a gain on disposition of $3.3 million. In the fourth quarter of 2007, the Company recorded a reserve of $0.7 million on the remaining sales price holdback based on the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 3. Discontinued Operations (Continued)

Company's assessment of LCC's available liquidity and ability to pay following the Company's review of LCC's most recently file financial statements, thereby reducing the net estimated gain on this transaction to $2.6 million.

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

        On July 5, 2007, the Company announced that it had sold the $21.6 million Subordinated Promissory Note in a transaction arranged by KeyBanc Capital Markets ("KeyBanc"). The Company received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1 million, which includes a $0.75 million fee to KeyBanc, an affiliate of the Company's lender. The note was acquired by a fund affiliated with Silver Point Capital, L.P. ("Silver Point"). The Company did not provide any guaranty for LCC's payment obligations. Post closing adjustments were also covered by the note.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 3. Discontinued Operations (Continued)

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

        On September 25, 2007, in accordance with the acquisition agreement, the Company provided its working capital calculation to Platinum Equity. On July 16, 2008, the Company came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement was terminated. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. The Company did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. As of December 28, 2008, the balance of $2.5 million plus accrued interest on the outstanding balance has been reflected in other current liabilities.

        The Company determined that the U.S. engineering and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007. Accordingly, the Company has reflected these operations as discontinued and assessed these assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company determined that the assets of the U.S. deployment operations were impaired and recorded an impairment charge of approximately $13.4 million in the first quarter of 2007. The fair value of the assets was determined by utilizing the sale price less estimated costs to sell the business. The Company recorded a gain in discontinued operations from the sale of the U.S. engineering operations of $14.8 million in the second quarter of 2007. Upon the divestiture of the deployment business on July 24, 2007, the Company recorded a loss from disposal of $1.9 million, reflecting the closing working capital adjustment and final closing balance sheet. In addition, the Company recorded a charge in the third quarter of 2007 for an excess facility accrual of approximately $1.1 million related to certain facility leases of Deployment field offices that were not assumed by Platinum.

        The determination that the U.S. engineering business and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007 was also a triggering event under SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142") that resulted in an accelerated review of the Company's goodwill and intangibles assets with indefinite lives. In accordance with SFAS 142, the Company allocated the goodwill for the WNS reporting unit based upon the fair value of the engineering business and the deployment business. The fair values used were based upon market information obtained as a result of the sale of the businesses. This resulted in an impairment charge of approximately $7.2 million related to goodwill for this reporting unit which was recorded in the first quarter of 2007.

        During the due diligence process related to the acquisition of SYS Technologies (SYS), which occurred on June 28, 2008, senior management identified three business units of SYS which are non-core to Kratos' base national security and public security businesses. These businesses provide video surveillance and information analysis products, digital broadcasting products and incident

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 3. Discontinued Operations (Continued)

response management systems. In December of 2008, after evaluating these businesses further, a decision was made to dispose of and sell all three business units. In accordance with SFAS 144, these business units are classified as held for sale and reported in discontinued operations as of and for the year ended December 28, 2008, respectively. The Company recorded a $4.5 million impairment charge in the fourth quarter of 2008 primarily related to the impairment of goodwill and intangibles allocated to these businesses. In February 2009, two of the businesses were sold for an aggregate cash consideration of approximately $0.3 million. The Company currently expects to sell the third remaining business in the first half of 2009.

        In addition, in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), interest expense incurred on the debt that was required to be repaid as a result of the sales of our discontinued businesses was allocated to discontinued operations for the periods presented. During the years ended December 31, 2006 and 2007, and December 28, 2008, interest expense allocated to discontinued operations was approximately $0.0 million, $2.2 million and $0.0 million, respectively. The following table presents the results of discontinued operations (in millions):

	Year ended December 31, 2006	Year ended December 31, 2007	Year ended December 28, 2008
Revenue	$201.7	$85.7	$2.0
Loss before taxes	(9.8)	(12.7)	(6.8)
Provision (benefit) for income taxes	1.9	(0.4)	(1.3)
Net loss	$(11.7)	$(12.6)	$(5.5)

        Following is a summary of the assets and liabilities of discontinued operations as of December 31, 2007 and December 28, 2008 (in millions) for each of the operations:

	December 31, 2007	December 28, 2008
Cash	$0.3	$0.1
Accounts receivable, net	0.8	0.4
Other current assets	0.5	0.4

Current assets of discontinued operations	$1.6	$0.9

Non-current assets of discontinued operations	$0.1	$0.3

Accounts payable	$—	$0.1
Accrued expenses	3.7	4.1
Unrecognized tax benefits	1.2	0.8
Other current liabilities	0.4	0.3

Current liabilities of discontinued operations	$5.3	$5.3

Non-current unrecognized tax benefits	$2.0	$1.1
Other non-current liabilities	0.7	0.8

Non-current liabilities of discontinued operations	$2.7	$1.9

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 4. Investments in Unconsolidated Affiliates

Tactical Survey Group, Inc. ("TSG")

        In February 2004, the Company paid $1.0 million in cash to bring its total stock ownership position in Tactical Survey Group, Inc. (TSG), a privately-held company that provides expertise in developing, deploying and integrating tactical survey systems for use in government and commercial applications, to 11%. Pursuant to the provisions of APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock", this investment was accounted for under the equity method of accounting due to the presence of significant influence deemed to exist based on the significant number of subcontracts that the Company has entered into with TSG and the presence of a Kratos employee on TSG's board of directors.

        During the third quarter of 2006, TSG was no longer considered a significant subcontractor to the Company. This factor, combined with the lack of current representation on TSG's board of directors resulted in the Company concluding effective September 29, 2006 that significant influence no longer existed. Accordingly, the investment in TSG no longer met the conditions for the use of the equity method of accounting and has been accounted for under the cost method since September 29, 2006. There were no equity earnings related to this investment during the period this investment was accounted for under the equity method of accounting. The balance of the Company's investment in TSG at December 31, 2006 totaled $1.2 million. The Company evaluates the realizability of its investment in TSG according to the provisions of APB Opinion 18 and FAS 115-1 and FAS 124-1. The Company periodically obtains and reviews the financial statements of TSG. Based on this review, and recent indicators of fair value, an impairment charge of $0.9 million was recorded in 2007 to reduce the carrying value of this investment as of December 31, 2007 to $0.3 million.

        During the second quarter of 2008, the Company sold its remaining interest in TSG for $0.3 million recognizing no gain or loss on the sale.

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

Note 5. Acquisitions

Digital Fusion Inc.

        On December 24, 2008, the Company acquired Huntsville, Alabama based Digital Fusion Inc. (DFI) in a stock for stock transaction for approximately $37.0 million. DFI provides Command, Control, Communications, Computing, Intelligence, Surveillance, and Reconnaissance (C4ISR) and technical engineering services, Unmanned Aerial Vehicle (UAV) products and technology and has

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 5. Acquisitions (Continued)

significant engineering, modeling and simulation capabilities. The acquisition of DFI provides Kratos with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to existing Kratos customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers. The aforementioned factors are the primary reason for the acquisition and the amount subsequently assigned to goodwill.

        The purchase price of $37.0 million includes direct transaction costs of $0.9 million. The Company issued 22.9 million shares to DFI shareholders and assumed DFI options, which resulted in the issuance of replacement options to acquire approximately 10.0 million shares of Kratos common stock. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 22.9 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 1.7933 for each DFI share, at a price of $1.27 per share, the average closing price of Kratos shares of common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on November 24, 2008. The Company issued replacement options to DFI option holders at the same terms of the options realized at closing subject only to the exchange ratio of 1.7933 for each DFI option. The fair value of the options issued that was allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 1.2 years. No results of operations of DFI are included in the accompanying consolidated financial statements.

        Since signing the definitive merger agreement in November 2008, senior management of Kratos and DFI have been developing a plan to restructure certain business activities of DFI. The plan includes a comprehensive assessment of personnel, relocation of personnel, and facility consolidation in Huntsville. Personnel and facilities consolidation costs are still being developed, therefore, the estimated restructuring liabilities are subject to change as plans become finalized. The Company expects to finalize the restructuring plan as soon as possible, but no later than December 28, 2009.

        The following summarizes the preliminary allocation of the purchase price, including transaction costs of $0.9 million, to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$2.3
Accounts receivable, net	10.0
Other current assets,	0.1
Property, plant, and equipment	1.0
Intangible assets	9.3
Goodwill	23.8
Other assets	0.4

Total assets	46.9
Current liabilities	(9.0)
Other liabilities	(0.9)

Net assets acquired	$37.0

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 5. Acquisitions (Continued)

        The goodwill recorded in this transaction is not tax deductible with the exception of approximately $3.6 million which was tax deductable to DFI.

SYS Technologies

        On June 28, 2008, the Company acquired San Diego-based SYS Technologies ("SYS"). SYS provides a range of Command, Control, Communications, Computing, Intelligence, Surveillance, and Reconnaissance (C4ISR) and net-centric solutions to federal, state, local and other customers. The combination of SYS and Kratos creates a broad, complementary set of offerings, and positions the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly-specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C4ISR. The amount of goodwill assigned in the allocation of purchase price is primarily attributable to the aforementioned advantages of this acquisition.

        The purchase price of $55.9 million includes direct transaction costs of $2.4 million and estimated restructuring costs to be paid by Kratos. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 25.3 million, based on 20.1 million shares of SYS common stock outstanding and the exchange ratio of 1.2582 for each SYS share, at a price of $2.022 per share, the average closing price of Kratos shares of common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on February 21, 2008. Since signing the definitive merger agreement in February 2008, senior management of Kratos and SYS have been developing a plan to restructure and/or exit certain business activities of SYS. The plan includes a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. As of December 28, 2008, the plan tentatively estimates approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.5 million for facilities consolidation. Personnel, facilities consolidation and exit costs are still being developed therefore, the estimated restructuring liabilities are subject to change as plans become finalized. The Company expects to finalize the restructuring plan as soon as possible, but no later than June 28, 2009.

        In addition, the Company identified three business units of SYS that are not core to our business strategy and/or have been dilutive to profitability. The divestiture of these businesses will slightly reduce revenues going forward, and the Company believes will immediately increase profitability and cash flow. The sale of two of these businesses were recently completed subsequent to year end for an aggregate cash consideration of approximately $0.3 million, and it is expected that the sale of the other business will occur during the first half of 2009. These businesses have been classified as discontinued operations in the Company's Consolidated Financial Statements as of December 28, 2008 and the Company has recorded an impairment charge of $4.5 million, primarily resulting from allocated goodwill and purchased intangibles associated with these businesses which is included in loss from discontinued operations in the Consolidated Statement of Operations.

        The Consolidated Statement of Operations for the year ended December 28, 2008 includes the results of SYS's operations from the date of acquisition, June 28, 2008.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 5. Acquisitions (Continued)

        The following summarizes the allocation of the purchase price, including transaction costs of $2.4 million, to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$4.0
Accounts receivable, net	13.6
Other current assets	1.7
Property, plant, and equipment	1.4
Intangible assets	8.9
Goodwill	40.1
Other assets	0.2

Total assets	69.9
Current liabilities	(13.2)
Other liabilities	(0.8)

Net assets acquired	$55.9

        The goodwill recorded in this transaction is not tax deductible with the exception of approximately $6.7 million which was tax deductible to SYS.

Haverstick Consulting, Inc.

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

        The total purchase price of $92.0 million includes transaction costs incurred by the Company of $0.8 million. The purchase price paid to Haverstick was $91.2 million comprised of $70.3 million in cash and the issuance of 7.48 million shares of the Company's common stock valued at $2.60 per share, or an aggregate stock consideration of $19.4 million based on 7.48 million shares at a price of $2.60 per share, and a working capital adjustment of $1.5 million. The value of the shares issued was determined by averaging the market price of the stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the acquisition, which occurred on November 5, 2007.

        The Company held back $8.6 million (the Holdback Consideration) to secure any negative working capital adjustments required by the merger agreement and the Company's indemnity rights. The Holdback Consideration is comprised of both cash and Kratos stock in the amounts of $1.2 million and $7.4 million, respectively, and accrues interest at a rate of LIBOR plus 4% until paid. The indemnity rights component of the Holdback Consideration is scheduled to be released in 50% increments on the 12th month and 21st month of the anniversary date of the acquisition. The holdback payment due in

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 5. Acquisitions (Continued)

December 2008 was not made pending the resolution of an outstanding indemnification claim which is being disputed by Haverstick.

        In addition to the indemnity holdback, the agreement also called for a post closing working capital adjustment. In February 2008, the Company and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid with 697,315 shares of Company stock on June 30, 2008, valued at $1.3 million, and cash of $0.2 million in April 2008.

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

        The Consolidated Statements of Operations for the year ended December 28, 2008 includes the results of Haverstick's operations for the entire year. The results of Haverstick's operations are not included in the accompanying Consolidated Statement of Operations for the years ended December 31, 2007 and 2006.

        The purchase price which includes transaction costs of $0.8 million was accounted for as follows (in millions):

Cash	$3.6
Accounts receivable, net	23.5
Other current assets	5.3
Property, plant, and equipment	2.1
Intangible assets	9.3
Goodwill	66.4
Other assets	2.4

Total assets	112.6
Current liabilities	(16.9)
Other liabilities	(3.7)

Net assets acquired	$92.0

        The goodwill recorded in this transaction is not tax deductible.

Madison Research Corporation

        On October 2, 2006, the Company acquired Huntsville, Alabama based Madison Research Corporation ("MRC") as part of the Company's KGS segment. MRC offers a broad range of technical, engineering and IT solutions, and has developed core competencies in weapons system lifecycle

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 5. Acquisitions (Continued)

support, integrated logistics, test and evaluation, commercial-off-the-shelf software and hardware selection and implementation, software development and systems lifecycle maintenance. The aforementioned factors are the primary reason for the acquisition and the amount subsequently assigned to goodwill.

        The purchase price was approximately $73.8 million, including a working capital adjustment of $4.6 million and transaction costs of $0.2 million, and is subject to certain additional post-closing adjustments. The Company paid $62.1 million at closing, the working capital adjustment of $4.6 million was paid in April 2007 and the remaining $6.9 million, which has been subsequently adjusted for legal costs and a reduction in contingent cash consideration, was held back to secure the Company's indemnity rights and will be released, subject to indemnity rights, in installments following 6, 12, and 18 months from the date of close. In April 2007, $1.5 million of the hold-back was released and paid to the former shareholders of MRC. In October 2007, a second scheduled holdback payment of $2.8 million was made. The remaining hold back balance of approximately $2.5 million, including accrued interest, as of December 28, 2008, subject to the resolution of certain indemnification matters, is expected to be paid in the first or second quarter of 2009. The results of operations of MRC have been included in the Company's consolidated statement of operations for the periods from the acquisition date of October 2, 2006.

        The purchase price, including transaction costs of $0.2 million, was accounted for as follows (in millions):

Current assets	$17.8
Property, plant, and equipment	0.4
Intangible assets	8.1
Goodwill	53.8

Total assets	80.1
Current liabilities	(6.3)

Net assets acquired	$73.8

        The goodwill recorded in this transaction is not tax deductible.

Unaudited Pro Forma Financial Information

        The following tables summarize the supplemental statement of operations information on an unaudited pro forma basis as if the acquisitions of DFI, SYS, Haverstick and Madison had occurred on January 1, 2007, and includes adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 5. Acquisitions (Continued)

they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	2007 As Reported	Haverstick Pro forma Adjustments (unaudited)	SYS Pro forma Adjustments (unaudited)	DFI Pro forma Adjustments (unaudited)	2007 Pro forma
Pro forma revenues	$193.6	$94.2	$79.0	$47.5	$414.3
Pro forma net loss	$(40.8)	$(5.1)	$(0.8)	$(0.6)	$(47.3)
Shares outstanding or issued for acquisition	74.0	5.3	25.3	22.9	127.5
Basic and diluted pro forma net loss per share	$(0.55)				$(0.37)

	2008 As Reported	SYS Pro forma Adjustments (unaudited)	DFI Pro forma Adjustments (unaudited)	2008 Pro forma
Pro forma revenues	$297.3	$36.5	$61.0	394.8
Pro forma net loss	$(111.1)	$(0.1)	$(1.5)	$(112.7)
Shares outstanding or issued for acquisition	92.6	12.0	22.9	127.5
Basic and diluted pro forma net loss per share	$(1.20)			$(0.88)

Contingent Acquisition Consideration

        In connection with certain business acquisitions, the Company may agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS 141, such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable. The other current liabilities on the accompanying Consolidated Balance Sheet as of December 28, 2008 include $2.5 million for Madison Research Corporation ("MRC") and $1.2 million for Haverstick. In conjunction with the Haverstick acquisition contingent common stock consideration of $8.4 million is reflected as additional paid in capital for contingent consideration in the accompanying Consolidated Financial Statements.

        The MRC holdback of approximately $2.5 million was originally due in April 2008 and this date has been extended to provide additional time to resolve outstanding indemnification obligations. The Company expects to make this payment in 2009. The remaining amounts for Haverstick of $1.2 million in cash and $8.8 million in common stock are due in equal payments in December 2008 and September 2009. The December payment to Haverstick was not made pending the resolution of an indemnification claim. The holdback arrangements accrue interest in accordance with the terms of the purchase agreements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 5. Acquisitions (Continued)

        A summary of the contingent acquisition consideration as of December 31, 2007 and December 28, 2008 is summarized in the following table (in millions):

	Haverstick	MRC	Total
Balance as of December 31, 2007	$8.6	$2.3	$10.9
Post acquisition adjustments and interest accruals	1.4	0.2	1.6

Balance as of December 28, 2008	$10.0	$2.5	$12.5

Note 6. Balance Sheet Details

Cash and cash equivalents

        The Company's cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. As of December 28, 2008, the company had no other short-term investments. The cash and cash equivalents at December 31, 2007 and December 28, 2008 were as follows (in millions):

	December 31, 2007		December 28, 2008
	Amortized Cost Basis	Fair Value Basis	Amortized Cost Basis	Fair Value Basis
Cash	$3.6	$3.6	$2.9	$2.9
Money market	5.0	5.0	0.3	0.3

Cash and cash equivalents	$8.6	$8.6	$3.2	$3.2

        Net unrealized gains and realized gains recorded during the year ended December 31, 2007 and December 28, 2008 were immaterial.

        The breakdown of certain assets in the consolidated balance sheets consists of the following at December 31, 2007 and 2008 (in millions):

Accounts receivable, net

	2007	2008
Billed, current	$43.3	$61.5
Unbilled, current	34.5	40.2

Total current accounts receivable	77.8	101.7
Allowance for doubtful accounts	(0.8)	(1.2)

Total current accounts receivable, net	77.0	100.5
Unbilled, long term (included in other long term assets)	0.6	0.3

Total accounts receivable, net	$77.6	$100.8

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 6. Balance Sheet Details (Continued)

        Retainages receivable are $1.5 million and $4.2 million as of December 31, 2007 and December 28, 2008, respectively.

Property and equipment, net

Computer equipment	$4.9	$7.1
Software	3.3	1.5
Furniture and office equipment	4.3	5.7
Facility under capital lease	1.2	0.9
Leasehold improvements	1.8	2.4

Property and equipment	15.5	17.6
Accumulated depreciation and amortization	(8.6)	(10.4)

Total property and equipment, net	$6.9	$7.2

        Depreciation expense was $2.6 million, $1.5 million and $2.5 million for the years ended December 31, 2006 and 2007 and December 28, 2008, respectively.

Investments in unconsolidated affiliates

CommVerge, Inc.	$—	$—
Tactical Survey Group, Inc.	0.3	—

Total investments in unconsolidated affiliates	$0.3	$—

Note 7. Debt

(a) Credit Agreement

        On December 31, 2007, the Company entered into a credit facility of $85.0 million with KeyBanc Capital Markets. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25 million revolving line of credit. The $10.0 million term loan has a five and one half-year term with principal payments of $25,000 required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011. All loans under the new credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. The applicable margin at date of borrowing is determined by the ratio of the Company's aggregate debt to its EBITDA for the previous four fiscal quarters. The Company used the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 7. Debt (Continued)

credit facility to fund the acquisition of Haverstick and to retire the outstanding debt from an October 2006 credit agreement with Key Bank.

        The credit agreements contain covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. The credit agreements are collateralized by the assets of the Company. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the credit agreements contain certain financial covenants which are defined by the terms of the agreements. These financial covenants include a maximum first lien leverage ratio, a maximum total leverage ratio, a minimum liquidity ratio, a minimum fixed charge coverage ratio, and a minimum consolidated EBITDA at various dates for the $50.0 million term loan and the $25.0 million revolver as outlined in the following table.

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

        As of December 28, 2008, the Company's outstanding balance on the facility was $78.8 million and the weighted average interest rate on the debt as of December 28, 2008 was 10.66%. As of December 28, 2008, the unused line of credit under the revolving line of credit was approximately $2.0 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of the credit facility. The Company was in compliance with all covenants under the credit facility as of December 28, 2008.

        In March 2008, the Company entered into a tentative agreement to settle its 2004 and 2007 securities class action litigation actions and, as a result, the Company recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue its share of the settlement amounts and an estimate for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by the Company's insurance carriers. As a consequence of recording this legal settlement, the Company did not meet certain of the financial covenants in accordance with the credit facility. Accordingly, on March 27, 2008, the Company obtained an amendment and waiver from its lenders to waive the impact of the legal settlement amounts on its financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the credit facility to provide for an increase in the LIBOR floor rate to 4.25% and to require that the Company set aside in a restricted account approximately 50% of the proceeds of the recovery from the theft of stock options by its former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. In April 2008, $1.7 million was transferred to a restricted cash account and in July 2008, an additional $0.6 million was transferred for the amount received from the insurance carriers as settlement on the theft of stock options. In July 2008, the funding of the 2007 Securities Litigation

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 7. Debt (Continued)

Settlement included the use of $1.2 million of the cash from the restricted account. The lenders have also reserved the right to require the Company to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expired upon the Company's compliance with financial covenants under the credit facility for the four consecutive quarters commencing after January 1, 2008. The cost of the amendment, which was approximately $0.5 million was recorded as deferred financing costs in current assets on the accompanying consolidated balance sheet which will be amortized over the remaining life of the facility.

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

        On February 11, 2008, the Company entered into three derivative financial instruments with Key Bank to reduce the Company's exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2010 and March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. The Company designated these instruments as cash flow hedges. In March 2008, as a result of the amendment to the Company's credit facility, which included a LIBOR floor rate of 4.25%, the Company determined that these instruments were no longer highly effective as a hedge. The net loss associated with marking the derivative financial instruments to market for the twelve months ended December 28, 2008 was $1.7 million and has been reflected in other income (expense). Future gains and losses on these derivative instruments will continue to be recognized in the Company's Statement of Operations. See Note 10.

        In 2008, the Company paid approximately $1.8 million related to the 2007 securities litigation and $3.0 million related to the 2004 securities litigation settlements in 2008. This amount was partially funded by $2.2 million from the restricted cash account which was funded as a result of the first amendment to the current Credit Facility. The Company expects to be reimbursed for $0.6 million of the payment related to the 2004 securities litigation settlement by the Company's insurance which is anticipated during the first half of 2009.

(b)   Subordinated Notes

        As of December 28, 2008, the Company had outstanding convertible notes payable which were acquired as a result of the SYS acquisition totaling $3.1 million, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinated to the Company's bank debt and bear interest at 10% per annum payable quarterly. Principal is due February 14, 2009 and the notes are convertible at any time into shares of common stock at a conversion rate of $2.86 per share.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 7. Debt (Continued)

The balance of the outstanding notes is reflected in current and long-term portion of long-term debt in the accompanying consolidated balance sheets.

        In February 2009, in the interest of preserving cash due to the current macroeconomic conditions, the Company provided each note holder with the option to:

          (1)   be paid cash in accordance with the original agreement

          (2)   extend the note for an additional 18 months at the existing 10% rate and modify the conversion feature to the lower of the existing conversion price of $2.86 per share or the Kratos closing share value on February 13, 2009, or

          (3)   convert the principal balance of Kratos shares at the lower of the existing conversion price of $2.86 or the Kratos closing share value on February 13, 2009 less a 10% discount.

        As of February 28, 2009, $1.8 million of the notes have been paid, $1.0 million of the notes have been extended to August 14, 2010, and $25.0 thousand have been converted to common shares. Holders of approximately $0.2 million of the notes have not responded. As of December 28, 2008, approximately $2.1 million of the balance on the subordinated debt is reflected as current portion of long-term debt and approximately $1.0 million is reflected as long-term debt in the accompanying consolidated balance sheets.

        Future maturities of long-term debt are as follows:

2009	$5.9
2010	9.9
2011	36.2
2012	16.3
2013	13.6

$81.9

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 8. Lease Commitments

        The Company leases certain facilities and equipment under operating leases having terms expiring at various dates through 2016. Future minimum lease payments under capital and operating leases as of December 28, 2008 are as follows (in millions):

	Capital Leases	Net Operating Leases
Year ending December 31,
2009	$0.4	$8.0
2010	0.4	5.4
2011	0.4	3.0
2012	0.3	1.8
2013	0.3	0.8
Thereafter	0.2	0.4

Total future minimum lease payments	$2.0	$19.4

Less amount representing interest	0.9

Present value of capital lease obligations	1.1
Less current portion	0.2

Long-term capital lease obligations	$0.9

        Pursuant to the terms of sublease agreements as of December 28, 2008, approximately $0.1 million of sublease income will offset future minimum lease payments. Gross rent expense under operating leases for the years ended December 31, 2006, 2007 and December 28, 2008 were $4.0 million, $4.3 million and $6.6 million, respectively. Total sublease income for the years ended December 31, 2006, 2007 and December 28, 2008 totaling $0.2 million, $0.2 million and $0.4 million, respectively, has been netted against rent expense.

        Based on management's assessment of assumptions considering existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company's vacant properties and due to the Company's actions to consolidate facilities, during the fourth quarter of 2006, the Company reevaluated its accrual for unused office space and determined that a portion of its corporate facility would no longer be utilized to the extent previously expected. As a result, the Company calculated the estimated loss on unused office space to increase by approximately $1.4 million in the quarter ended December 31, 2006. In 2007, the Company recorded an additional $0.8 million for an excess facility accrual for obligations under facility leases that were unfavorably impacted by our recent divestitures of our wireless network services businesses which resulted in unused office space. In 2008, the Company recorded an additional $0.1 million for an excess facility accrual as a result of the Consolidation of space that occurred as the Company has integrated its recent acquisitions.

        The accrual for loss on unused office space was $2.4 million and $1.7 million as of December 31, 2007 and December 28, 2008, respectively. The Company estimates that the remaining accrual will be paid through 2010. These amounts are included in asset impairment and other charges on the Company's statements of operations. The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 8. Lease Commitments (Continued)

expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses and other liabilities in the consolidated balance sheets, of $0.8 million and $0.4 million at December 31, 2007 and 2008, respectively, to reflect the excess of rent expense over cash payments since inception of the respective lease.

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

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in millions):

Total
Balance at December 31, 2006	$16.4
Increases related to prior periods	5.5
Decreases related to current year tax positions	(7.3)
Expiration of applicable statutes of limitations	(1.0)
Foreign currency translation	0.3

Balance at December 31, 2007	$13.9

Increases related to prior periods	0.0
Decreases related to current year tax positions	0.0
Expiration of applicable statutes of limitations	(1.0)
Foreign currency translation	(0.1)

Balance at December 28, 2008	$12.8

        Included in the balance of unrecognized tax benefits at December 28, 2008, are $12.8 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $8.8 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company's consolidated financial position at the time the benefits are recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 31, 2007 and December 28, 2008, the Company recorded $0.2 million and $0.1 million, respectively, in interest or penalties.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 9. Income Taxes (Continued)

        The Company believes that it is reasonably possible that as much as $3.2 million of the FIN 48 tax liabilities will expire within 12 months of December 28, 2008 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

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

        As of December 28, 2008, the Company had a net deferred tax liability of zero. The deferred tax assets and liabilities are allocated based upon the underlying asset or liability that produced the deferred taxes. As of December 28, 2008, there were no deferred tax assets or liabilities allocated to discontinued operations.

        The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2006 and 2007 and December 28, 2008 are comprised of the following (in millions):

	2006	2007	2008
Current:
Federal	$(0.5)	$0.0	$0.0
State	0.7	0.7	1.3

Total current	0.2	0.7	1.3
Deferred:
Federal	12.1	0.5	(1.7)
State	1.5	0.1	(0.3)

Total deferred	13.6	0.6	(2.0)

Total	$13.8	$1.3	$(0.7)

        A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 9. Income Taxes (Continued)

provision (benefit) for the years ended December 31, 2006 and 2007 and December 28, 2008 is as follows (in millions):

	2006	2007	2008
Income tax expense (benefit) at federal statutory rate	$(11.3)	$(9.4)	$(37.2)
State taxes, net of federal tax benefit and valuation allowance	2.1	0.7	1.3
Increase (decrease) in federal valuation allowance	15.9	9.9	2.5
Increase (decrease) in reserves for uncertain tax positions	0.1	—	—
Nondeductible expense	0.6	0.1	0.1
Nondeductible goodwill impairment charges	6.4	—	32.6

Total	$13.8	$1.3	$(0.7)

        The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2008 are as follows (in millions):

	2007	2008
Deferred tax assets:
Allowance for doubtful accounts	$0.8	$0.9
Sundry accruals	0.5	1.1
Vacation accrual	0.7	1.9
Stock-based compensation	7.7	9.8
Property and equipment, principally due to differences in depreciation	1.3	2.5
Investments	2.4	2.9
Net operating loss carryforwards	62.4	79.1
Capital loss carryforward	1.6	1.5
Tax credit carryforwards	0.3	0.3
Deferred revenue	—	0.1
Reserves and other	6.7	3.9

	84.4	104.0
Valuation allowance	(75.0)	(96.4)

Total deferred tax assets, net of allowance	9.4	7.6

Deferred tax liabilities:
Unearned revenue	(0.8)	(0.5)
Other intangibles	(9.0)	(5.6)
Property and equipment, principally due to differences in depreciation	(1.6)	(1.5)

Total deferred tax liabilities	(11.4)	(7.6)

Net deferred tax asset (liability)	$(2.0)	$(0.0)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 9. Income Taxes (Continued)

        At December 28, 2008, the Company had federal tax loss carryforwards of $202.8 million (including stock option net operating loss carryforwards) which expire beginning in 2020 and various state tax loss carryforwards of $232.4 million which expire beginning in 2012. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined by Section 382 of the Internal Revenue Code. At December 28, 2008, the Company does not believe that it has incurred any "ownership changes" which would materially limit the utilization of the loss carryforwards. If an "ownership change" does occur, utilization of the net operating loss or credit carryforward amounts may be limited. As discussed elsewhere, deferred tax assets relating to the net operating loss and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2008, the Company recorded an increase in its valuation allowance of $21.4 million. Of this amount, $2.5 million is a result of current year operations, causing the current year tax expense to increase over the expected expense or benefit. The remaining increase in the valuation allowance is attributed to deferred tax assets acquired in the acquisitions of SYS Technologies and Digital Fusion, Inc. and the true-up of beginning deferred tax assets based on actual tax return filings. The increase was required based on the Company's overall assessment of the risks and uncertainties related to its future ability to realize and utilize the Company's deferred tax assets.

Note 10. Fair Value Measurement

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 10. Fair Value Measurement (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 28, 2008 (in millions):

Fair Value Measurements at December 28, 2008 using

	Total Carrying Value December 28, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1.7	$—	$1.7	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and is validated with the use of a nationally recognized financial reporting service.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not measured at fair value on a recurring basis at December 28, 2008 and December 31, 2007 are as follows:

	2007		2008
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash surrender value of life insurance policies	$—	$—	$0.3	$0.3
Capital lease obligations	$1.2	$1.2	$1.0	$0.8
Long-term debt	$75.5	$75.5	$78.8	76.2

        Cash Surrender Value of Life Insurance Policies—The Company maintains whole life insurance policies on a group of executives for use as a funding source for deferred compensation arrangements. These policies are recorded at their cash surrender value as determined by the insurance carrier. The policies are utilized as a partial funding source for supplemental employee retirement plans and amounts associated with these policies are recorded in other assets in the consolidated statements of financial position.

        Capital lease obligations—The fair value of capital lease obligations was calculated based on interest rates available for leases with terms and due dates similar to the Company's existing lease arrangements.

        Long-Term Debt—The fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements. In 2007, the fair value of the long-term debt was equivalent to the carrying value as the Company entered into the Credit Facility for this debt on December 31, 2007.

Note 11. Stockholders' Equity

(a)   Preferred Stock

        On May 30, 2002, the Company issued an aggregate of 90,000 shares of Series B Convertible Preferred Stock, at an aggregate purchase price of $45.0 million, in a private placement to entities

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 11. Stockholders' Equity (Continued)

affiliated with one of the directors of the Company (40,000 shares), to a brother of the Chairman and Chief Executive Officer of the Company (10,000 shares) and to an unrelated third-party investor (40,000 shares). The Company received $44.9 million of net proceeds. Each share of Series B Convertible Preferred Stock is convertible into 100 shares of Common Stock for a conversion price of $5.00 per share, which was the fair market value of the common stock at the date of issuance, at the option of the holder at any time, subject to certain provisions in the Series B Preferred Stock Purchase Agreement. Prior to December 31, 2004, 64,517 shares of Series B Convertible Preferred Stock were converted into 6,451,700 shares of the Company's Common Stock. On April 5, 2006, 15,483 shares of Series B Convertible Preferred Stock were converted into 1,548,300 shares of the Company's Common Stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock in the most recent fiscal years ended December 31, 2007 or December 28, 2008. On December 28, 2008, the total liquidation preference equaled $5.0 million. In accordance with EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement 128", the Company's Series B Preferred Stock was considered a participating security for purposes of computing basic earnings per share.

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

        Stock option exercise prices for the 1997 Plan, 1999 Plan, 2000 Plan and 2005 Plan must be equal to or greater than the fair market value of the common stock on the date of grant. A cumulative total of 5.3 million, 15.9 million, 6.5 million and 6.5 million shares of common stock have been authorized for issuance under the 1997 Plan, 1999 Plan, 2000 Plan and 2005 Plan, respectively. There remain approximately 2.3 million shares of common stock authorized for the 1997 Plan which are no longer issuable due to the termination of the plan.

        Digital Fusion Inc. 1998, 1999, 2000, and 2005 Stock Option and Stock Incentive Plans.    Digital Fusion, Inc.'s 1998, 1999, 2000, and 2005 Stock Option and Stock Incentive Plans acquired through the Company's acquisition of Digital Fusion, Inc. ("DFI"), were terminated on December 24, 2008, and no further grants were made under these plans after that date. Award grants that were outstanding under these plans on December 24, 2008 will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee's cessation of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 11. Stockholders' Equity (Continued)

service with the Company. Stock options granted under these plans included incentive stock options or non-statutory stock options. All non-statutory options vest upon change in control and were 100% vested on December 24, 2008. With respect to incentive stock options, the qualified stock option plans provide that the exercise price of each such option must be at least equal to 100% of the fair market value of its common stock on the date of grant. Stock options granted under these plans may generally be exercised from one to ten years after the date of grant. Certain of these options had change in control provisions that extended the exercise period for grants for two years from the transaction closing date. Awards granted under these plans generally vest equally over three years; however, in connection the with Company's acquisition of Digital Fusion, Inc. the plans were amended to include immediate vesting of all unvested grants upon any future change in control of the Company. DFI also had certain options granted outside of its qualified stock option plans. These non-qualified "out of plan" stock options expire 10 years from grant date.

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

        The acceleration of these options was undertaken to eliminate the future compensation expense that the Company would have otherwise recognized in its consolidated statement of operations with respect to these options under the Statement of Financial Accounting Standards 123R "Share-Based Payment", issued by the Financial Accounting Standards Board ("FAS 123R"). The expense that was incurred in 2006 related to the vesting of these options was $ 5.4 million in continuing operations and $4.1 million in discontinued operations.

        On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (the "RSU Agreement") to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Plan. Each RSU represents the right to receive a share of common stock (a "Share") on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under the RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. We recognize compensation expense on a straight-line basis over the vesting periods based on the market price of our stock on the grant date. The awards granted in 2007 had vesting periods ranged from 11 months to 10 years with accelerated vesting occurring upon a change in control or termination. The awards granted in 2008 had vesting periods ranging from monthly after one year to ten years with accelerated vesting occurring for some of the grants upon a change in control or termination. Upon exercise of the RSU, the Company issues new shares of common stock.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 11. Stockholders' Equity (Continued)

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions (annualized percentages) included in the following table. Awards with graded vesting are recognized using the straight-line method. Fair value under SFAS 123R is determined using the Black-Scholes option-pricing model with the following assumptions:

	2006	2007	2008
Expected life:(1)
Stock options	3.8 years	10.0 years	5.3 years
Risk-free interest rate(2)	4.3% - 5.2%	4.3% - 4.7%	0.0% - 2.1%
Volatility(3)	53.4% - 63.4%	56.8%	38.8% - 70.3%
Forfeiture rate(4)	23.7%	23.7%	10.6%
Dividend yield(5)	—	—	—

(1)
The expected life of stock options granted under the plan is the life of the option when the option is 100% vested at grant. In 2006, the expected life of unvested options granted under the Plan was based upon historical exercise patterns which the Company believes are representative of future behavior. No unvested options were granted in 2007. In 2008, all unvested options granted related to the acquisition of DFI. As historically, the majority of options granted were part of the Company's now discontinued Wireless Network Services segment and not the Company's KGS segment, the Company did not have historical information related to the expected term of the options granted to DFI. The Company used market information from the Company's peers to estimate the expected life of these grants which was consistent with the methodology previously used by DFI. A majority of the options granted to DFI were 100% vested at grant.

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.

(3)
The Company estimated the implied volatility of its common stock at the date of grant based on an equally weighted average of trailing volatility and market based implied volatility for the computation in 2006. In 2007 and 2008, the Company estimated implied volatility based upon trailing volatility.

(4)
Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. In 2008, the estimated forfeitures for the DFI options were based upon the historical information of DFI option holders.

(5)
The Company has no history or expectation of paying dividends on its common stock.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 11. Stockholders' Equity (Continued)

        Upon option exercise, the Company issues new shares of common stock. A summary of the status of the Company's stock option plan as of December 28, 2008 and of changes in options outstanding under the plan for the year ended December 28, 2008 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000's)			(000's)
Options outstanding at December 31, 2007	6,173	$6.41	5.5	$10.5
Options granted	10,023	$1.19
Options exercised	—	—
Options forfeited or expired	(670)	$5.13

Options outstanding at December 31, 2008	15,526	$3.09	5.3	$3,250

Options exercisable at December 28, 2008	14,869	$3.18	5.2	$3,136

        As of December 28, 2008, there was $0.3 million of total unrecognized stock compensation expense related to nonvested shares which is expected to be recognized over a remaining weighted-average vesting period of 0.9 years.

        During the years ended December 31, 2006, 2007 and 2008, the following activity occurred under our option plans:

	2006	2007	2008
Weighted average grant date fair value of options granted	$2.33	$1.54	$0.71
Total intrinsic value of options exercised (in thousands)	179	10	—

        Additional information about stock options outstanding at December 28, 2008 with exercise prices less than and greater than $1.17 per share, the exercise price at December 28, 2008 the last trading day of the period, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $1.17	5,373	$0.65	419	$0.96	5,792	$0.67
Above $1.17	9,496	$4.61	237	$1.59	9,733	$4.54

Total outstanding	14,869	$3.18	656	$1.19	15,526	$3.09

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 11. Stockholders' Equity (Continued)

  The following table summarizes the Company's Restricted Stock Unit activity:

(Shares in Thousands)	Restricted Stock Units (000's)	Weighted- Average Grant-Date Fair Value
Nonvested balance at December 31, 2007	2,156	$2.28
Grants	810	$2.04
Vested	(113)	$2.33
Forfeitures	(10)	$2.05

Nonvested balance at December 28, 2008	2,843	$2.21

        As of December 28, 2008, there was $5.3 million of total unrecognized stock compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 7.6 years. The fair value of RSU awards that vested in 2007 and 2008 was $1.2 million and $0.3 million, respectively, (none in 2006).

(c)   Employee Stock Purchase Plan

        In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 4.4 million shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company's initial public offering. On November 16, 2005, the Compensation Committee of the Board of Directors elected to suspend all future offerings under the Purchase Plan effective January 1, 2006. On February 27, 2008, the Compensation Committee elected to reinstate offerings under the Purchase Plan effective April 1, 2008.

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

        Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that was withheld was used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan's inception through December 28, 2008, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan was 2.7 million. During 2008, 162 thousand shares were purchased under the plan for a total purchase price of $252 thousand. At December 28, 2008, approximately 1.7 million shares were available for future issuance.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 11. Stockholders' Equity (Continued)

        The fair value of Kratos's ESPP shares for 2008 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2008 were as follows:

Offering Period April 1 to September 30 2008
Expected term (in years)(1)	0.5 years
Risk-free interest rate(2)	1.53%
Expected volatility(3)	63.1%
Expected dividend yield(4)	0%
Weighted average grant-date fair value per share	$0.60

Offering Period October 1 to December 31 2008
Expected term (in years)(1)	0.25 years
Risk-free interest rate(2)	0.85%
Expected volatility(3)	48.4%
Expected dividend yield(4)	0%
Weighted average grant-date fair value per share	$0.49

(1)
The expected term is equivalent to the offering period.

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.

(3)
The Company estimated implied volatility based upon trailing volatility.

(4)
The Company has no history or expectation of paying dividends on its common stock.

        As of December 28, 2008, there was no unrecognized compensation expense related to the Purchase Plan. The weighted average purchase price per common share issued under the Purchase Plan was $1.56. Employees had payroll deductions totaling $0.4 million for the year ended December 28, 2008 to purchase shares through the Purchase Plan.

(d)   Stockholder Rights Agreement

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 11. Stockholders' Equity (Continued)

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

        On December 16, 2004, the Company's Board of Directors authorized and declared a dividend of one right (a "Right") to purchase one one-hundredth of a share of the Company's Series C Preferred Stock ("Series C Preferred") for each outstanding share of Common Stock, par value $0.001 ("Common Stock"), to stockholders of record as of the close of business December 27, 2004 (the "Record Date"). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth of a share of Series C Preferred at a purchase price of $54.00, subject to adjustment (the "Purchase Price").

        The Rights are not exercisable until the Distribution Date and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed or exchanged by the Company.

Note 12. Employee Benefit Plan

        In 1996, the Company implemented a 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. The Company made contributions of $2.5 million in 2006, $2.1 million in 2007 and $2.7 million in 2008.

        On November 18, 2004, the Board of Directors adopted the Wireless Facilities, Inc. Nonqualified Deferred Compensation Plan, effective as of January 1, 2005 (the "Plan"). The Plan provides executive officers and other eligible highly compensated employees with the opportunity to enter into agreements to defer up to eighty percent (80%) of their cash compensation derived from base salary, bonus awards and/or commissions. In addition, the Company may, in its sole and absolute discretion, award any participant under the Plan an additional employer contribution. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the committee appointed to administer the Plan. Participants may elect that distribution of deferred amounts be paid in the form of either a lump sum or in annual installments if the participant terminates employment as a result of his or her retirement. However, all other distributions under the Plan will be made in a single lump sum. Distributions occur upon termination of service or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. The Company, in its sole discretion, may suspend or terminate the Plan or revise or amend it in any respect whatsoever; provided, however, that no such action may reduce amounts credited to deferral accounts and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 13. Significant Customers

        The following table presents our key customers for the years presented and the percentage of net sales made to such customers (in millions):

Key Customer	Revenue	% of Total Revenue
2006
U.S. Navy	$34.2	22%
2007
U.S. Army	46.7	24%
U.S. Navy	$38.7	20%
2008
U.S. Navy	$106.9	36%
U.S. Army	$49.0	16%

        Our top five customers accounted for approximately 47%, 62% and 63% of our total revenue in 2006, 2007 and 2008, respectively.

        The following table presents net accounts receivable for customers with significant concentrations (in millions):

Key Customer	Accounts receivable, net	% of Total accounts receivable, net
2007
U.S. Army	$15.2	20%
U.S. Navy	$10.4	14%
2008
U.S. Navy	$26.6	28%

Note 14. Segment Information

        The Company has historically organized its business along service lines to include three reportable segments: Wireless Network Services (WNS), Enterprise Network Services (ENS) and Government Network Services (GNS). The Wireless Network Services segment was discontinued in the first quarter of 2007 (see Note 3) and we have renamed the ENS segment to the Public Safety & Security (PSS) segment and the GNS segment to the Government Solutions (KGS), otherwise referred to as Kratos Government Solutions, segment to more accurately describe the underlying business operations. Certain income and charges that are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance are categorized as reconciling items in the table below. Due to the aforementioned discontinued operations, prior period amounts have been reclassified in order to conform to the current period presentation and allocation methodology.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 14. Segment Information (Continued)

        Revenues, operating income (loss) and assets provided by the Company's segments for the years ended December 31, 2006, 2007 and December 28, 2008 are as follows (in millions):

	2006	2007	2008
Revenues:
Government Solutions	$97.5	$142.5	$246.7
Public Safety & Security	55.6	51.1	50.6

Total revenues	$153.1	193.6	$297.3

Operating income (loss) from continuing operations:
Government Solutions	$8.2	$3.3	$(97.3)
Public Safety & Security	(23.9)	(6.6)	(1.0)
Corporate activities	(15.8)	(21.3)	3.5

Total operating loss from continuing operations	$(31.5)	$(24.6)	$(94.8)

        Unallocated charges are related to corporate expenses previously allocated to the discontinued wireless network services segment prior to the disposal of those businesses, share based compensation charges and related tax adjustments, impairment and restructuring charges and expenses related to the stock option investigation conducted in 2007. As a result of the divestiture of the WNS businesses, the corporate expenses allocated to the PSS and KGS segments has increased in 2007, negatively impacting the operating income (loss) for these continuing operations. The reconciling amounts in 2006 were impacted by increased stock-based compensation expense due to the Company's adoption of SFAS 123R in January 2006. Amounts related to corporate activities in 2007 were impacted by $10.6 million in costs of the stock option investigation and related costs as well as the recovery from the former stock option administrator. In 2008, there was a benefit of $4.5 million in corporate activities due to insurance reimbursements of costs and losses related to the stock option investigation in 2007 as well as recoveries from the theft of stock options that had not previously been agreed to be covered. See Note 17 to Notes to Consolidated Financial Statements.

        In 2006, the PSS segment has charges of $18.3 million related to the impairment of goodwill and a $1.8 million impairment of an asset. In 2008, the KGS segment had a goodwill impairment charge of $105.8 million.

	2007	2008
Assets:
Government Solutions	$292.4	$275.9
Public Safety & Security	22.5	17.2
Discontinued Operations	1.7	1.2
Corporate activities	18.7	18.1

Total assets	$335.3	$312.4

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 15. Related Party Transactions

        On February 17, 2006, the Company entered into a definitive agreement to divest all of its operations in Mexico for total approximate cash consideration of $18.0 million subject to adjustments for the closing net asset calculations, with $1.5 million payable in cash on signing of the Equity Purchase Agreement and $16.5 million by means of a secured promissory note payable in installments through December 2006, which approximates the net book value of the operations. The purchaser, Sakoki LLC, is a newly-formed entity controlled by Massih Tayebi. Although Massih Tayebi has no current role with the Company, he was a co-founder of the Company, having served as Chief Executive Officer from inception in 1994 through September 2000 and as a director from inception through April 2002. In addition, as of July 31, 2007, Massih Tayebi owned or controlled approximately 8.2% of the total voting power of the Company's capital stock. He is also the brother of Masood Tayebi, who was the Company's Chairman of the Board of Directors until March 6, 2007. Masood Tayebi had no personal financial interest in the transaction and has no role with the entity that has purchased the Mexico Operations. The transaction was approved by the disinterested members of the Company's Board of Directors after consideration of other expressions of interest and an independent valuation analysis.

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

Note 16. Commitments and Contingencies

        The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS 5, "Accounting for Contingencies." If information available prior to the issuance of the Company's financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company's financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 16. Commitments and Contingencies (Continued)

        The Company maintains an accrual for the Company's health and workers compensation partial self-insurance, which is a component of total accrued expenses and current liabilities of discontinued operations in the consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of the Company's historical experience and trends related to both medical and workers compensation claims and payments, information provided to the Company by the Company's insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company's accruals require adjustment, the Company will, correspondingly, revise the assumptions utilized in the Company's methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2006, 2007 and 2008, the accrual for the Company's partial self-insurance programs approximated $1.8 million, $1.1 million and $0.7 million, respectively. In 2006, 2007 and 2008 the accrual for these programs which was related to continuing operations was $0.2 million, $0.6 million, and $0.4 million, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation annual claim limits are $50,000 and $250,000, respectively. For 2006 the Company had one claim that exceeded the limits for workers compensation and in 2007 and 2008 no claims exceeded the limits for workers compensation. For 2006 and 2008, the Company had no claim that exceeded the limits for medical insurance and in 2007 three claims exceeded the limits for medical insurance. As of December 28, 2008, the Company had $1.5 million in letters of credit outstanding issued primarily to cover a performance bond program and liabilities in connection with the Company's workers' compensation partial self-insurance which has now been cancelled and $34.7 million of written purchase orders which have been issued to vendors, but the goods have not been received or the services have not been performed.

Note 17. Legal Matters

Contingencies

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering ("IPO") violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000. These complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the "IPO Cases").

        In June 2004, the Issuers (including the Company) executed a partial settlement agreement with the plaintiffs that would have, among other things, resulted in the dismissal with prejudice of all claims

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 17. Legal Matters (Continued)

against the Issuers and their officers and directors and the assignment of certain potential Issuer claims to the plaintiffs. On February 15, 2005, the district court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification of the settlement class and preliminary approval of the modified settlement in a comprehensive Order. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned under the settlement. On April 24, 2006, the district court held a Final Fairness Hearing to determine whether to grant final approval of the settlement, and the court reserved decision at that time. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than all of the 310 cases that had been consolidated. The Company's case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling and on December 5, 2006, the Second Circuit Court of Appeals reversed the district court's class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs could seek to certify a more limited class in the district court. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including the Company, informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 24, 2007, the district court entered an order terminating the proposed settlement.

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted. In accordance with FASB 5, "Accounting for Contingencies," the Company believes any contingent liability related to this claim is not probable or estimable and therefore no amounts have been accrued in regards to this matter.

2004 Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally alleged that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 17. Legal Matters (Continued)

to trade at artificially inflated levels. Based on these allegations, the lawsuits alleged that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs sought unspecified damages. These actions were consolidated into a single action—In re Wireless Facilities, Inc. Securities Litigation, Master File 04CV1589-JAH. Plaintiffs filed a First Amended Consolidated Class Action Complaint on April 1, 2005. Defendants filed their motion to dismiss this first amended complaint on April 14, 2005. The plaintiffs then requested leave to amend their first amended complaint. The plaintiffs filed their Second Amended Complaint on June 9, 2005, this time on behalf of those who purchased, or otherwise acquired, the Company's common stock between May 5, 2003 and August 4, 2004. Defendants filed their motion to dismiss this Second Amended Complaint on July 14, 2005. The motion to dismiss was taken under submission on October 20, 2005 and on March 8, 2006, the Court granted the Defendants' motion. However, plaintiffs were granted the right to amend their complaint within 45 days and subsequently filed their Third Amended Consolidated Class Action Complaint on April 24, 2006. Defendants filed a motion to dismiss this complaint on June 8, 2006. On May 7, 2007, the Court denied the Defendants' motion to dismiss. Defendants' filed their answer to the plaintiffs' complaint on July 13, 2007. In February 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. In June 2008, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and on August 8, 2008, the parties filed their joint motions for preliminary approval of the proposed settlement with the Court. The Court granted preliminary approval of the proposed settlement on September 3, 2008. On January 13, 2009, following a motion by the parties, the Court granted final approval of the proposed settlement terms, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        Pursuant to the settlement agreement and final order of the Court, plaintiffs and the class dismissed all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers paid the settlement amount in accordance with the Company's insurance policies, less the applicable retention or co-insurance obligations that were paid directly by the Company. The Company's amount of payment toward the settlement was approximately $2.4 million. In the fourth quarter of 2008, the Company paid $3.0 million related to this matter, of which $1.0 million was from its restricted cash account. The Company expects to receive $0.6 million from the insurance carriers for this payment in the first half of 2009. Despite the settlement reached in this action, the Company believes that the allegations lacked merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 17. Legal Matters (Continued)

non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. Neither a briefing schedule nor a hearing date on the matter is presently set. The parties have conferred and discussed the Court's personal jurisdictional order and notice of appeal and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before March 26, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        In April 2007, another derivative complaint was filed in the United States District Court for the Southern District of California, Hameed v. Tayebi, Case 07-CV-0680 BTM(RBB) (the "Hameed Action"), against several of the Company's current and former officers and directors. The allegations in this derivative complaint mirrored the amended allegations in the 2004 federal derivative action. Pursuant to a Court order and agreement of the parties, the defendants' responses to the complaint in the Hameed Action were stayed until the Court ruled on the motion to dismiss for lack of personal jurisdiction in the 2004 derivative litigation. As noted above, on February 26, 2008, the Court ruled that it lacked personal jurisdiction over five of the non-California defendants named in the 2004 derivative action, including three that were also named in the Hameed Action. In August 2008, and before defendants had responded to the complaint, Plaintiff voluntarily dismissed the Hameed Action pursuant to Federal Rule of Civil Procedure 41(a). The Company believes that the allegations lacked merit and intended to vigorously defend all claims asserted.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 17. Legal Matters (Continued)

enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuit. In October 2008, the parties notified the Court of the status of the federal action and the court continued the stay for an additional six months. The Court also ordered the parties to file an updated status report in April 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.7 million based on the Company's estimate of the potential amount it could have to pay in relation to these lawsuits.

2007 Securities Litigation

        In March and April 2007, there were three federal class actions filed in the United States District Court for the Southern District of California against the Company and several of its current and former officers and directors. These class action lawsuits followed the Company's March 12, 2007 public announcement that it was conducting a voluntary internal review of its stock option granting processes. These actions were consolidated into a single action, In re Wireless Facilities, Inc. Securities Litigation II, Master File 07-CV-0482-BTM-NLS. The consolidated class action complaint was filed on November 19, 2007. In March 2008, following a voluntary mediation of the matter, the parties reached a tentative agreement to settle the class action. In May 2008, the parties executed a Memorandum of Understanding documenting the essential terms of the proposed settlement and on August 8, 2008, the parties filed their joint motions for preliminary approval of the proposed settlement with the Court. The Court granted preliminary approval of the proposed settlement on September 3, 2008. On December 19, 2008, following a motion by the parties, the Court granted final approval of the proposed settlement terms, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        Pursuant to the settlement agreement and final order of the Court, plaintiffs and the class dismissed all claims, with prejudice, in exchange for a cash payment in the amount of $4.5 million. The Company's directors' and officers' liability insurers paid the settlement amount, less the applicable retention or co-insurance obligations and contributions that were paid directly by the Company. In July 2008, the Company paid $1.8 million related to the settlement of this litigation. Despite the settlement reached in this action, the Company believes that the allegations lacked merit.

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 17. Legal Matters (Continued)

option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.4 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision. The Company has accrued approximately $0.4 million as of December 28, 2008 related to this matter.

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

        Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and continues to cooperate with the U.S. Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million, and is in the process of liquidating

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 17. Legal Matters (Continued)

the remaining assets which approximate $0.1 million in value. In June 2008, Kratos' insurance carrier agreed to reimburse Kratos for $0.6 million related to the theft of stock options. Kratos' directors' and officers' liability insurers have agreed to reimburse it for $4.1 million related to fees previously incurred on the ongoing investigation by the U.S. Attorney's Office as well as fees previously incurred on the SEC investigation. As a result, a benefit for this amount has been recorded in the recovery of unauthorized issuance of stock options and stock option investigation and related fees line item in the accompanying Consolidated Statements of Operations.

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

Note 18. Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2007 and 2008, is as follows (in millions, except per share data):

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

Quarterly Results in 2007

        The Company's results by quarter in 2007 were impacted by the divestitures of its wireless network services segment. In the first quarter of 2007 the loss was primarily due to impairment of assets related to the Wireless Deployment business of $13.4 million and an impairment of goodwill related to this business of $7.2 million partially offset by a gain of $3.3 million on the sale of the EMEA business. The second quarter income was impacted by a gain of $14.8 million on the sale of the Wireless Engineering Services business operations. The third quarter was impacted by a $1.9 million loss from the disposal of our deployment business and a $2.1 million excess facility accrual. The fourth quarter was impacted by a gain of $3.4 million related to the recovery of assets under the settlement with the Company's former stock option administrator as well as an expense of $4.9 million related to our estimated cost of the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 18. Quarterly Financial Data (Unaudited) (Continued)

settlement of our 2004 and 2007 Securities Litigation. See Note 17 to Notes to Consolidated Financial Statements.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2008
Revenues	$68.2	$72.3	$80.6	$76.2
Gross profit	$12.6	$12.9	$17.5	$16.5
Operating income (loss) from continuing operations	$0.7	$2.9	$3.8	$(107.0)
Provision (benefit) for income taxes	$0.5	$0.4	$0.5	$(2.1)
Net income (loss)	$(1.9)	$0.8	$(0.2)	$(109.8)
Net income (loss) per common share:
Basic	$(0.02)	$0.01	$(0.00)	$(1.03)
Diluted	$(0.02)	$0.01	$(0.00)	$(1.03)

Quarterly Results in 2008

        In the fourth quarter of 2008, the Company recorded a non-cash impairment charge of the carrying value of its goodwill of $105.8 million as a result of adverse equity market conditions and the resulting decline in current market multiples and the company's stock price. The Company recorded benefits for the recovery of unauthorized stock options and fees related to the ongoing investigation by the U.S. Attorney's Office of $0.6 million, $1.0 million and $2.9 million for the second, third and fourth quarters, respectively, as a result of agreements reached with the Company's insurance carriers to cover these losses and expenses. See Note 17 to Notes to Consolidated Financial Statements.

Note 19. Subsequent Events

        As of December 28, 2008, the Company had outstanding convertible notes payable which were acquired as a result of the SYS acquisition totaling $3.1 million. The convertible notes payable are unsecured and subordinated to the Company's bank debt and bear interest at 10% per annum payable quarterly. Principal is due February 14, 2009 and the notes are convertible at any time into shares of common stock at a conversion rate of $2.86 per share. In February 2009, in the interest of preserving cash due to the current macroeconomic conditions, the Company provided each note holder with the option to:

          (1)   be paid cash in accordance with the original agreement;

          (2)   extend the note for an additional 18 months at the existing 10% rate and modify the conversion feature to the lower of the existing conversion price of $2.86 per share or the Kratos closing share value on February 13, 2009; or

          (3)   convert the principal balance of Kratos shares at the lower of the existing conversion price of $2.86 or the Kratos closing share value on February 13, 2009 less a 10% discount.

        As of February 28, 2009, $1.8 million of the notes have been paid, $1.0 million of the notes have been extended to August 14, 2010, and $25,000 have been converted to common shares. Holders of approximately $0.2 million of the notes have not responded.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 28, 2008

Note 19. Subsequent Events (Continued)

        Given continued significant decline in the stock market in general and specifically our stock price in 2009, we believe it is more likely than not that this could be an indication of additional goodwill impairment and could potentially result in a triggering event under SFAS 142 and an additional goodwill impairment charge in the first quarter of 2009.