Form 10-Q
period 2009-03-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2009-05-12
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April, 30, 2009 129,873,940 shares of the registrant's common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 28, 2008	March 29, 2009
Assets
Current assets:
Cash and cash equivalents	$3.2	$3.2
Restricted cash	0.4	0.4
Accounts receivable, net	100.5	91.5
Income taxes receivable	0.7	1.5
Prepaid expenses	3.6	3.7
Other current assets	7.8	5.4

Total current assets	116.2	105.7
Property and equipment, net	7.2	6.5
Goodwill	152.2	110.2
Other intangibles, net	32.2	30.7
Other assets	4.6	3.5

Total assets	$312.4	$256.6

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18.4	$21.2
Accrued expenses	13.5	8.4
Accrued compensation	14.5	15.7
Billings in excess of costs and earnings on uncompleted contracts	9.7	6.1
Current portion of long-term debt	5.9	3.8
Other current liabilities	19.2	12.7

Total current liabilities	81.2	67.9
Long-term debt, net of current portion	76.0	76.7
Other long-term liabilities	8.3	6.9

Total liabilities	165.5	151.5
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 28, 2008 and March 29, 2009 (liquidation preference $5.0 million at March 29, 2009)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 128,169,634 and 128,377,442 shares issued and outstanding at December 28, 2008 and March 29, 2009, respectively	—	—
Additional paid-in capital	503.5	503.8
Accumulated deficit	(356.6)	(398.7)

Total stockholders' equity	146.9	105.1

Total liabilities and stockholders' equity	$312.4	$256.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended March 30, 2008	Three months ended March 29, 2009
Revenues	$68.2	$83.9
Cost of revenues	55.6	66.8

Gross profit	12.6	17.1
Selling, general and administrative expenses	11.9	15.0
Research and development expenses	—	0.4
Impairment of goodwill	—	41.3

Operating income (loss) from continuing operations	0.7	(39.6)
Other expense:
Interest expense, net	(2.3)	(2.5)
Other expense, net	(0.4)	—

Total other expense, net	(2.7)	(2.5)

Loss from continuing operations before income taxes	(2.0)	(42.1)
Provision for income taxes from continuing operations	0.5	0.3

Loss from continuing operations	(2.5)	(42.4)
Income from discontinued operations	0.6	0.3

Net loss	$(1.9)	$(42.1)

Basic loss per common share:
Loss from continuing operations	$(0.03)	$(0.33)
Income from discontinued operations	0.01	0.00

Net loss per common share:	$(0.02)	$(0.33)

Diluted loss per common share:
Loss from continuing operations	$(0.03)	$(0.33)
Income from discontinued operations	0.01	0.00

Net loss per common share:	$(0.02)	$(0.33)

Weighted average common shares outstanding:
Basic	79.0	128.4
Diluted	79.0	128.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended March 30, 2008	Three months ended March 29, 2009
Operating activities:
Net loss	$(1.9)	$(42.1)
Less: Income from discontinued operations	0.6	0.3

Loss from continuing operations	(2.5)	(42.4)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1.8	2.2
Deferred income taxes	0.2	—
Goodwill impairment charges	—	41.3
Asset impairment charges and net loss on disposition of assets	0.1	—
Stock-based compensation	0.2	0.4
Mark to market on swaps	0.7	—
Change in accrual for unused office space	—	0.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2.4)	9.1
Prepaid expenses and other assets	3.4	2.9
Accounts payable	0.8	2.7
Accrued compensation	—	1.2
Accrued expenses	(2.5)	(4.9)
Billings in excess of costs and earnings on uncompleted contracts	(1.1)	(3.6)
Income tax receivable and payable	0.5	(0.2)
Other liabilities	2.8	(2.3)

Net cash provided by operating activities from continuing operations	2.0	7.0

Investing activities:
Cash paid for contingent acquisition consideration	—	(3.0)
Cash paid for acquisitions, net of cash acquired	(3.0)	(0.5)
Proceeds/(payments) from the disposition of discontinued operations	2.3	(1.1)
Other	(0.6)	(0.1)

Net cash used in investing activities from continuing operations	(1.3)	(4.7)

Financing activities:
Borrowings under credit facility	2.0	2.0
Repayment under credit facility	—	(1.3)
Payments of subordinated debt	—	(2.1)
Other	(0.1)	0.1

Net cash provided by (used in) financing activities from continuing operations	1.9	(1.3)

Net cash flows of continuing operations	2.6	1.0

Net operating cash flows of discontinued operations	(0.2)	(1.0)

Net increase in cash and cash equivalents	2.4	—

Cash and cash equivalents at beginning of period	8.6	3.2

Cash and cash equivalents at end of period	$11.0	$3.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

(a)
Basis of Presentation

        The information as of March 29, 2009 and for the three months ended March 30, 2008 and March 29, 2009 is unaudited. The condensed consolidated balance sheet as of December 28, 2008 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited annual consolidated financial statements for the year ended December 28, 2008, filed on Form 10-K on March 10, 2009, with the United States Securities and Exchange Commission ("SEC"). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)
Principles of Consolidation

        The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all inter-company transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the "Company."

(c)
Fiscal Year

        The Company's fiscal year end is on the last Sunday of the year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. There are 52 calendar weeks in the fiscal years ended December 28, 2008 and December 27, 2009.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

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

        (4)   Whether the Company serves as an agent or broker, with compensation on a commission or fee basis; and

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

        (5)   Whether the Company assumes the credit risk for the amount billed to the customer subsequent to delivery.

        For federal contracts, the Company follows U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if different assumptions were used or if the underlying circumstances were to change. The Company closely monitors compliance with, and the consistent application of, its critical accounting policies related to contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any significant changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by the Company's personnel, and are subject to audit by the Defense Contract Audit Agency (DCAA).

        From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As December 28, 2008 and March 29, 2009 approximately $0.8 million and $0.6 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

(f)
Cash and Cash Equivalents

        The Company has restricted cash accounts of approximately $0.4 million as of December 28, 2008, and March 29, 2009, which are required to collateralize a credit card program and a deposit relating to the run out of a now terminated workers compensation program.

(g)
Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 28, 2008 and March 29, 2009, the Company had $2.1 million of inventories which were reflected in other current assets on the condensed consolidated balance sheets.

(h)
Liquidity

        The Company currently carries a significant amount of debt and has historically experienced recurring losses and negative cash flows from continuing operations. Given the Company's highly

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

leveraged liquidity position, any down-turn in its operating earnings or cash flows could impair its ability to comply with the financial covenants of its existing credit facility. Its ability to execute on additional business opportunities may be limited due to its existing borrowing capacity. If the Company believed a covenant violation is more than likely to occur in the near future, it would seek relief from its lenders. This relief, if available, would have some cost to the Company and such relief might not be on terms as favorable as those in its existing Credit Agreement. If the Company were to actually default due to its failure to meet the financial covenants of its Credit Agreement and inability to obtain a waiver from the lenders, the Company's Credit Agreement could require the Company to immediately repay all amounts then outstanding under the Credit Agreement and/or require the Company to pay interest at default rates per the Credit Agreement. In the event the Company was required to repay the amount outstanding under the existing credit facility, it would need to obtain alternative sources of financing to continue its operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

(i)
Recent Accounting Pronouncements

Adoption of New Accounting Standards

  The disclosure requirements of SFAS No. 157—Fair Value Measurements, which took effect on January 1, 2008, are presented in Note 9. On January 1, 2009, the Company implemented the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, as required.

  The disclosure requirements of SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities, which took effect on January 1, 2009, are presented in Note 10.

  The accounting requirements of SFAS No. 141(R)—Business Combinations, which took effect on January 1, 2009, were adopted but had no impact on the Company's consolidated financial statements.

  The accounting and presentation requirements of SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, which took effect on January 1, 2009, had no impact on the financial statements as the Company's non-controlling interests were not material.

Standards Issued But Not Yet Effective

  Other new pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on the company's consolidated financial position or results of operations.

Note 2. Goodwill and Other Intangible Assets

Goodwill

        The Company performs its annual impairment test for goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets as of the last day of the fiscal year or when evidence of potential impairment exists. The Company's testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Goodwill and Other Intangible Assets (Continued)

comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by SFAS 157, Fair Value Measurements). If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and SFAS 142 prescribes the approach for determining the impairment amount, if any.

        Given the continued significant decline in the stock market in general and specifically the Company's stock price in 2009, the Company performed an impairment test for goodwill in accordance with SFAS 142 as of February 28, 2009. The test indicated that the book value for the Kratos Government Solutions (KGS) segment exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in its KGS segment for the impairment of goodwill. The impairment charge is primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company's average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008.

        The Company will continue to evaluate whether a triggering event under SFAS 142 that could be an indication of additional goodwill impairment occurs. If such a triggering event is identified, the Company will perform additional goodwill impairment tests.

        The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the three months ended March 29, 2009 (in millions):

Government Solutions
Goodwill
Balance as of December 28, 2008	$152.2
Impairments	(41.3)
Purchase accounting adjustments	(0.7)

Balance as of March 29, 2009	$110.2

Purchased Intangible Assets

        The following tables set forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 28, 2008			As of March 29, 2009
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$23.0	$(5.0)	$18.0	$23.0	$(5.8)	$17.2
Contracts and backlog	17.1	(6.6)	10.5	17.1	(7.3)	9.8
Developed technology	3.1	(0.2)	2.9	3.1	(0.2)	2.9
Non-compete agreements	1.3	(1.3)	—	1.3	(1.3)	—
Trade names	1.2	(0.4)	0.8	1.2	(0.4)	0.8

Total	$45.7	$(13.5)	$32.2	$45.7	$(15.0)	$30.7

        Consolidated amortization expense related to intangible assets subject to amortization was $1.2 million and $1.5 million for the quarters ended March 30, 2008 and March 29, 2009, respectively.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity

        The Company had the following equity incentive plans under which shares were available for grant at March 29, 2009: the 1999 Equity Incentive Plan (the "1999 Plan"), the 2000 Non-Statutory Stock Option Plan (the "2000 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan").

  Digital Fusion, Inc. 1998, 1999, 2000, and 2005 Stock Option and Stock Incentive Plans.

        In connection with the Company's acquisition of Digital Fusion, Inc. (DFI) on December 24, 2008, the Company assumed all outstanding options under DFI's 1998, 1999, 2000, and 2005 Stock Option and Stock Incentive Plans. No further grants will be made under these plans. Award grants that were outstanding under these plans on December 24, 2008 will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option pursuant to its terms. Stock options granted under these plans included incentive stock options and non-statutory stock options. All non-statutory options vest upon change in control and were 100% vested on December 24, 2008. With respect to incentive stock options, the qualified stock option plans provide that the exercise price of each such option must be at least equal to 100% of the fair market value of its common stock on the date of grant. Stock options granted under these plans may generally be exercised from one to ten years after the date of grant. Certain of these options had change in control provisions that extended the exercise period for grants for two years from the transaction closing date. Awards granted under these plans generally vest equally over three years; however, in connection with the Company's acquisition of DFI the plans were amended to include immediate vesting of all unvested grants upon any future change in control of the Company. DFI also granted certain options outside of its qualified stock option plans. These non-qualified "out of plan" stock options have been assumed by the Company and expire 10 years from the grant date.

        The Company also has a form of Restricted Stock Unit Agreement (the "RSU Agreement") to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Plan.

The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted- Average Grant-Date Fair Value
Nonvested balance, December 28, 2008	2,843	$2.21
Grants	1,775	$1.40
Vested	(58)	$2.11
Cancellations/Forfeitures	(64)	$1.75

Nonvested balance March 29, 2009	4,496	$1.59

        The following table shows the amounts recognized in the financial statements for the three months ended March 30, 2008 and March 29, 2009 for stock-based compensation expense related to employees (in millions, except per share data). The stock-based compensation expense for the three months ended March 30, 2008 and March 29, 2009 primarily relates to the grant of restricted stock units. In addition,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity (Continued)

for the three months ended March 30, 2008 and March 29, 2009, there was no incremental tax benefit from stock options exercised in the period.

	Three Months Ended March 30, 2008	Three Months Ended March 29, 2009
Selling, general and administrative	$0.2	$0.4

Total cost of employee stock-based compensation included in operating loss from continuing operations, before income tax	0.2	0.4
Amount charged to loss from discontinued operations	0.0	—

Total charged against operations	$0.2	$0.4

Impact on net loss per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

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

        Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that was withheld was used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. For the three month period ended March 29, 2009, 0.2 million shares were purchased with a total value of $0.2 million. No shares were purchased under the plan for the quarter ended March 30, 2008.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity (Continued)

        A summary of the changes in Stockholders' Equity for the quarters ended March 30, 2008 and March 29, 2009 is provided below (in millions):

	Three Months Ended March 30, 2008	Three Months Ended March 29, 2009
Stockholders' equity, beginning of period	$167.2	$146.9
Stock-based compensation	0.2	0.4
Working capital adjustment for Haverstick acquisition	1.3	(0.2)
ESPP Plan and RSU settlement in cash	—	0.1
Additional paid-in-capital for acquisition	0.4	—
Net loss	(1.9)	(42.1)

Stockholders' equity, end of period	$167.2	$105.1

        The Company has two classes of stock, Series B Convertible Preferred Stock and common stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock in the quarter ended March 30, 2008 or for the quarter ended March 29, 2009. Common stock issued by the Company for the three months ended March 30, 2008, and March 29, 2009, was as follows (in millions):

	Three Months Ended March 30, 2008	Three Months Ended March 29, 2009
Shares outstanding at the beginning of the period	79.0	128.2
Stock issued for employee stock purchase plan	—	0.2

Shares outstanding at the end of the period	79.0	128.4

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

Weighted average shares excluded from the calculation of diluted earnings per share because they are antidilutive	March 30, 2008	March 29, 2009
Weighted shares from restricted stock units and stock options	8.9	2.0
Weighted shares from preferred stock	1.0	1.0
Weighted shares of common stock contingently issuable	2.9	2.9
Weighted shares of common stock from convertible debt	—	0.9

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Income Taxes

        As of December 28, 2008, the Company had $12.8 million of unrecognized tax benefits. During the first quarter of 2009, this amount was reduced by $0.3 million relating to the expiration of statutes of limitations resulting in unrecognized tax benefits at March 29, 2009 of $12.5 million. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations for $0.3 million.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There were no material amounts recorded during the periods ended March 30, 2008 and March 29, 2009.

        The Company believes that it is reasonably possible that as much as $3.4 million of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) tax liabilities will expire within 12 months of March 29, 2009 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

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

        A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three months ended March 30, 2008 and March 29, 2009 is as follows (in millions):

	March 30, 2008	March 29,2009
Income tax expense (benefit) at federal statutory rate	$(0.7)	$(14.7)
State taxes, net of federal tax benefit and valuation allowance	0.3	0.3
Nondeductable goodwill impairment charges	—	14.6
Nondeductable expenses	0.1	—
Increase (decrease) in federal valuation allowance	0.8	0.1

Total	$0.5	$0.3

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Acquisitions

Digital Fusion, Inc.

        On December 24, 2008, the Company acquired Huntsville, Alabama based Digital Fusion, Inc. (DFI) in a stock for stock transaction for approximately $37.0 million. DFI provides Command, Control, Communications, Computing, Intelligence, Surveillance, and Reconnaissance (C4ISR) and technical engineering services, Unmanned Aerial Vehicle (UAV) products and technology and has significant engineering, modeling and simulation capabilities. The acquisition of DFI provides Kratos with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to existing Kratos customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers. The aforementioned factors are the primary reason for the acquisition and the amount subsequently assigned to goodwill.

        The purchase price of $37.0 million includes direct transaction costs of $0.9 million. The Company issued 22.9 million shares to DFI shareholders and assumed DFI options which are now exercisable for approximately 10.0 million shares of Kratos common stock. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 22.9 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 1.7933 for each DFI share, at a price of $1.27 per share, the average closing price of Kratos shares of common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on November 24, 2008. The Company assumed DFI options valued at the exchange ratio of 1.7933 for each DFI option. The fair value of the options issued that was allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 1.2 years. The results of operations of DFI are included in the accompanying condensed consolidated financial statements for the three months ended March 29, 2009.

        The following summarizes the allocation of the purchase price, including transaction costs of $0.9 million, to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$2.3
Accounts receivable, net	10.0
Other current assets	0.1
Property, plant, and equipment	1.0
Intangible assets	9.3
Goodwill	23.8
Other assets	0.4

Total assets	46.9
Current liabilities	(9.0)
Other liabilities	(0.9)

Net assets acquired	$37.0

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Acquisitions (Continued)

        The goodwill recorded in this transaction is not tax deductible with the exception of approximately $3.6 million which was tax deductible to DFI.

SYS Technologies

        On June 28, 2008, the Company acquired San Diego-based SYS Technologies (SYS). SYS provides a range of C4ISR and net-centric solutions to federal, state, local and other customers. The combination of SYS and Kratos creates a broad, complementary set of offerings, and positions the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly-specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C4ISR. The amount of goodwill assigned in the allocation of purchase price is primarily attributable to the aforementioned advantages of this acquisition.

        The purchase price of $55.9 million includes direct transaction costs of $2.4 million and estimated restructuring costs to be paid by Kratos. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 25.3 million, based on 20.1 million shares of SYS common stock outstanding and the exchange ratio of 1.2582 for each SYS share, at a price of $2.022 per share, the average closing price of Kratos shares of common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on February 21, 2008. Following the closing of the acquisition, the Company implemented a plan to restructure and/or exit certain business activities of SYS. The plan included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.5 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying condensed consolidated financial statements.

        In addition, the Company identified three business units of SYS that were not core to its business strategy and/or have been dilutive to profitability. The divestiture of these businesses will slightly reduce revenues going forward, and the Company believes will immediately increase profitability and cash flow. The sale of these businesses was completed in the quarter ended March 29, 2009 for an aggregate cash consideration of approximately $0.4 million. These businesses have been classified as discontinued operations as of December 28, 2008 and March 29, 2009.

        The results of operations of SYS are included in the accompanying condensed consolidated financial statements for the three months ended March 29, 2009.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Acquisitions (Continued)

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

Unaudited Pro Forma Financial Information

        The following tables summarize the supplemental statement of operations information on an unaudited pro forma basis as if the acquisitions of SYS and DFI had occurred on January 1, 2008, and includes adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	Three Months Ended March 30, 2008 As Reported	SYS Pro forma Adjustments	DFI Pro forma Adjustments	Three Months Ended March 30, 2008 Pro forma
Pro forma revenues	$68.2	$17.3	$13.2	$98.7
Pro forma net loss	$(1.9)	$1.1	$(0.1)	$(0.9)
Shares outstanding or issued for acquisition	79.0	25.3	22.9	127.2
Basic and diluted pro forma net loss per share	$(0.02)			$(0.01)

Contingent Acquisition Consideration

        In connection with two prior business acquisitions, Madison Research Corporation (MRC) and Haverstick Consulting, Inc. (Haverstick), the Company has agreed to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS 141, Business Combinations (SFAS 141) such amounts are

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Acquisitions (Continued)

accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable.

        The Company resolved all outstanding indemnification obligations related to the MRD holdback and made the final payment of $2.4 million in March 2009. The Company also agreed to make the Haverstick holdback payment related to the December 2008 payment. The stock portion of this payment of 1.4 million shares was not issued until March 31, 2009. The other current liabilities on the accompanying condensed consolidated balance sheet as of March 29, 2009 include $0.6 million for the final Haverstick cash holdback and the Haverstick common stock holdback consideration of $8.5 million is reflected as additional paid in capital for contingent consideration in the accompanying condensed consolidated financial statements.

        A summary of the contingent acquisition consideration as of December 28, 2008 and March 29, 2009 is summarized in the following table (in millions):

	Haverstick	MRD	Total
Balance as of December 28, 2008	$10.0	$2.5	$12.5
Principal and interest cash payments	(0.6)	(2.4)	(3.0)
Post acquisition adjustments and interest accruals, net	(0.3)	(0.1)	(0.4)

Balance as of March 29, 2009	$9.1	$—	$9.1

Note 7. Discontinued Operations

        On July 7, 2007, the Company entered into a definitive agreement with an affiliate of Platinum Equity to sell the Company's wireless deployment business. Platinum Equity is a Los Angeles based private equity firm whose portfolio includes service and distribution businesses in a number of equity sectors. The total consideration for the acquisition was $24.0 million including $18.0 million in cash at closing, subject to post closing working capital adjustments, and an aggregate $6.0 million in a three-year earn-out arrangement through 2010. The transaction included a Transition Services Agreement for the transition of certain services for a period of nine months. The assets sold to an affiliate of Platinum Equity included all of the Company's wireless deployment business, and the Wireless Facilities name. The transaction closed on July 24, 2007.

        On September 25, 2007, in accordance with the acquisition agreement, the Company provided its working capital calculation to Platinum Equity. On July 16, 2008, the Company came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement was terminated. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. The Company did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March of 2009, the Company paid $1.5 million of the working capital adjustment. As of March 29, 2009, the balance of $1.0 million plus accrued interest on the outstanding balance has been reflected in other current liabilities.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Discontinued Operations (Continued)

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national security and public security businesses. These businesses provided video surveillance and information analysis products, digital broadcasting products and incident response management systems. In December of 2008, after evaluating these businesses further, a decision was made to dispose of and sell all three business units. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS144), these business units were classified as held for sale and reported in discontinued operations as of and for the year ended December 28, 2008, and the three months ended March 29, 2009, respectively. The Company recorded a $4.5 million impairment charge in the fourth quarter of 2008 primarily related to the impairment of goodwill and intangibles allocated to these businesses. In the first quarter of 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

        The following table presents the results of discontinued operations (in millions):

	Three Months Ended March 30, 2008	Three Months Ended March 29, 2009
Revenue	$—	$0.4
Loss before taxes	(0.5)	(0.2)
Benefit for income taxes	(1.1)	(0.5)

Net income	$0.6	$0.3

        Following is a summary of the assets and liabilities of discontinued operations as of December 28, 2008 and March 29, 2009 (in millions):

	December 28, 2008	March 29, 2009
Cash	$0.1	$0.1
Accounts receivable, net	0.4	—
Other current assets	0.4	0.1

Current assets of discontinued operations	$0.9	$0.2

Non-current assets of discontinued operations	$0.3	$0.3

Accounts payable	$0.1	$0.1
Accrued expenses	4.1	3.2
Unrecognized tax benefits	0.8	1.0
Other current liabilities	0.3	0.3

Current liabilities of discontinued operations	$5.3	$4.6

Non-current unrecognized tax benefits	$1.1	$0.4
Other non-current liabilities	0.8	0.6

Non-current liabilities of discontinued operations	$1.9	$1.0

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Debt

(a)
Credit Agreement

        The Company has a credit facility of $85.0 million with KeyBanc Capital Markets. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit and is collateralized by the assets of the Company. The $10.0 million term loan has a five and one half-year term with principal payments of $25.0 thousand required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011. All loans under the credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates are subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        As of March 29, 2009, the Company's outstanding balance on the facility was $79.5 million and the weighted average interest rate on the debt as of March 29, 2009 was 10.56%. As of March 29, 2009, the unused line of credit under the revolving line of credit, net of $1.5 million in outstanding letters of credit, was approximately $0.1 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of the credit facility. The Company was in compliance with all covenants under the credit facility as of March 29, 2009.

(b)
Subordinated Notes

        As of December 28, 2008, the Company had outstanding convertible notes payable totaling $3.1 million which were acquired as a result of the SYS acquisition, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinated to the Company's bank debt and bear interest at 10% per annum payable quarterly. Principal was due February 14, 2009 and the notes were convertible at any time into shares of common stock at a conversion rate of $2.86 per share. In February 2009, in the interest of preserving cash due to the current macroeconomic conditions, the Company provided each note holder with the option to:

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

        As of March 29, 2009, $2.1 million of the notes had been paid and $1.0 million of the notes had been extended to August 14, 2010, $25,000 of which is payable to a related party. The balance of the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Debt (Continued)

outstanding notes of $1.0 million, which is potentially convertible into common stock of Kratos at $1.02 per share or approximately 968,000 shares, is reflected in long-term debt in the accompanying condensed consolidated balance sheets.

        Interest expense on the convertible notes was approximately $60,000 for the three month period ended March 29, 2009.

Note 9. Fair Value Measurement

        SFAS 157, Fair Value Measurements (SFAS 157) defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

        The fair value hierarchy established in SFAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

        Level 1—Observable inputs—quoted prices in active markets for identical assets and liabilities;

        Level 2—Observable inputs other than the quoted prices in active markets for identical assets and liabilities—includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

        Level 3—Unobservable inputs—includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

        The following table presents assets and liabilities measured and recorded at fair value on the Company's balance sheet on a recurring basis and their level within the fair value hierarchy as of March 29, 2009:

	Total Carrying Value March 29, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities (interest rates swaps)	$1.7	$—	$1.7	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and is validated with the use of a nationally recognized financial reporting service.

Note 10. Derivatives

        In the first quarter of 2009, the Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced qualitative disclosures about the Company's objectives and strategies for using derivatives and quantitative disclosures about the fair value amounts of gains and losses on derivative instruments.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Derivatives (Continued)

        The Company uses derivative financial instruments, in particular, interest rate swaps, to reduce the Company's exposure to its variable rate debt. The primary objective of the interest rate swaps is to eliminate the variability of cash flows and interest rate risk for payments made on variable rate debt, the sole source of which is due to changes in the benchmark three month LIBOR interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the three month LIBOR on the variable-rate debt.

        The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company's intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that the Company consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of outstanding interest rate swap contracts at March 29, 2009 was $65.0 million.

        The Company's derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the Company's credit facility in March 2008. The effect of marking the derivative instruments to market for the three months ended March 30, 2008 and March 29, 2009 was an expense of $0.7 million and $0.0 million, respectively, and is reflected in other expenses in the accompanying condensed consolidated statements of operations. The fair value of the Company's derivative liabilities as of March 28, 2008 and March 29, 2009 was $0.7 million and $1.7 million, respectively, and is carried in other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 9 for further discussion on the fair value measurements related to the Company's derivative instruments.

Note 11. Significant Customers

        The following table presents our key customers for the periods presented and the percentage of net sales made to such customers (in millions):

Key Customers	Three Months Ended March 30, 2008		Three Months Ended March 29, 2009
U.S. Navy	$25.9	30.9%	$24.3	34.2%
U.S. Army	$18.4	21.9%	$18.3	25.7%

        The customers are all part of the Kratos Government Services segment. The Company's top five customers accounted for approximately 65.0% and 73.8% of total revenue for the three months ended March 30, 2008 and March 29, 2009, respectively. Total revenue from the federal government for the quarter ended March 29, 2009 was $71.4 million.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Segment Information

        The Company operates in two principal business segments: Kratos Government Solutions (KGS) and Public Safety and Security (PSS). The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item "Unallocated Corporate income (expense), net" includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock units), the effects of items not considered part of management's evaluation of segment operating performance, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of presentation of revenue in the related table that follows.

        Revenues and operating income generated by the Company's current reporting segments for the three months ended March 30, 2008 and March 29, 2009 are as follows (in millions):

	Three Months Ended March 30, 2008 and March 29, 2009
	2008	2009
Revenues:
Government Solutions	$54.9	$74.4
Public Safety & Security	13.3	9.5

Total revenues	$68.2	$83.9

Operating income (loss):
Government Solutions	$0.8	$(37.1)
Public Safety & Security	0.1	(1.3)
Unallocated Corporate income (expense), net	(0.2)	(1.2)

Total operating income (loss)	$0.7	$(39.6)

        For the three months ended March 29, 2009, the KGS segment includes a non-cash charge of $41.3 million related to goodwill impairment.

	As of December 28, 2008	As of March 29, 2009
Assets:
Government Solutions	$275.9	$227.4
Public Safety & Security	17.2	14.6
Discontinued Operations	1.2	0.5
Corporate activities	18.1	14.1

Total assets	$312.4	$256.6

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a "fairness" hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

settlement terms, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        Pursuant to the settlement agreement and final order of the Court, plaintiffs and the class dismissed all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers paid the settlement amount in accordance with the Company's insurance policies, less the applicable retention or co-insurance obligations that were paid directly by the Company. The Company's amount of payment toward the settlement was approximately $2.4 million. In the fourth quarter of 2008, the Company paid $3.0 million related to this matter, of which $1.0 million was from its restricted cash account. The Company received $0.6 million from the insurance carriers for this payment in the first quarter of 2009. Despite the settlement reached in this action, the Company believes that the allegations lacked merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. Plaintiffs' opening appellate brief is due on June 10, 2009. The parties have conferred and discussed the Court's personal jurisdictional order, notice of appeal, and appellate briefing schedule and have stipulated to a

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before May 26, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

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

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuit. In April 2009, the parties notified the Court of the status of the federal action and the court continued the stay for an additional six months. The Court also ordered the parties to file an updated status report in October 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

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

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.4 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal on the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.4 million as of December 28, 2008, and March 29, 2009, respectively, related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California, Alameda County. The suit alleges various violations of the California Labor Code and seeks payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs agreed to venue for the suit in San Diego County. Although the Company believes that the allegations lack merit, it has agreed with the plaintiffs to settle their claims for an aggregate amount in the range of $0.3 million to $0.5 million, to include individual and incentive awards, attorneys' fees and administrative costs, subject to court approval. The court granted final

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

approval of the settlement on April 17, 2009. The Company will pay a total of $0.3 million, and has an accrual for a contingent liability at March 29, 2009 associated with this legal proceeding in that amount.

        On May 3, 2007, Kratos announced that it had filed a lawsuit against a former employee who previously served as its stock option administrator and left Kratos in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft by a former employee of Kratos stock options and common stock valued in excess of $6.3 million. The thefts, which appear to have taken place during 2002 and 2003, were discovered through the Kratos review of its past practices related to the granting and pricing of employee stock options with the assistance of its outside counsel and forensic computer consultants. The complaint also alleged that the former employee attempted to cover up the scheme by, among other things, deleting entries from the records of Kratos.

        Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and continues to cooperate with the U.S. Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million and recovered $0.6 million from its insurance carrier related to the theft of options, and is in the process of liquidating the remaining assets which approximate $0.1 million in value. Kratos' directors' and officers' liability insurers agreed to reimburse it for $4.1 million in the third and fourth quarters of 2008 related to fees previously incurred on the ongoing investigation by the U.S. Attorney's Office as well as fees previously incurred on the SEC investigation.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense, which could cause delays or cancellations of key government contracts; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to obtain court approval of the proposed litigation settlement or to ultimately settle the litigation; failure to successfully consummate acquisitions or integrate acquired operations; and competition in the marketplace which could reduce revenues and profit margins.

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

        Certain of the information set forth herein, including costs and expenses that exclude the impact of stock-based compensation expense, amortization expense, certain legal fees and accrual for unused office space, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of items that would normally be included in the most directly comparable measures calculated and presented in accordance with GAAP.. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by Kratos may not be comparable to similarly titled amounts reported by other companies.

        The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 1A "Risk Factors" and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 28, 2008 and other reports and filings made with the Securities and Exchange Commission.

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

        Prior to 2008, we were also an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government and enterprise customers. In 2006 and 2007, we undertook a transformation strategy whereby we divested our commercial wireless-related businesses and chose to pursue business with the federal government, primarily the DOD, through strategic acquisitions. On September 12, 2007, we changed our name from Wireless Facilities, Inc. (WFI) to Kratos Defense & Security Solutions, Inc. (Kratos). Our new name reflects our revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies. In connection with our name change, we changed our NASDAQ Global Market trading symbol to "KTOS".

Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions (KGS) and Public Safety and Security (PSS). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Quarterly Report are presented in a manner consistent with operating structure. For additional information regarding our operating segments, see Note 12 of Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

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

Public Safety and Security (PSS) Segment

        The Public Safety and Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on an Ethernet-based platform. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are retail, healthcare, education, sports and entertainment, municipal government, correctional facilities and other public facilities. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations comprised of Kratos Mid Atlantic, Kratos Southeast, and Kratos Southwest.

Recent Acquisitions

        On June 28, 2008, we completed our acquisition of SYS, a San Diego-based company. The acquisition enhances our position as a premier mid-tier federal, state and local government contractor in the United States in the areas of C4ISR, IT services and public safety and homeland security solutions. The merger creates a broad, complementary set of business offerings, and positions the Company to deliver capabilities to a wider spectrum of customers.

        We issued 25.3 million shares to SYS shareholders in the acquisition, for a total purchase price of $55.9 million including direct transaction costs of $2.4 million. Each share of SYS common stock was converted into the right to receive 1.2582 shares of Kratos common stock. The value of the Kratos common stock issued in the acquisition was derived from the number of shares of Kratos common stock issued, or 25.3 million, at a price of $2.022 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the acquisition on February 21, 2008. Following the closing of the acquisition, we implemented a plan to restructure and/or exit certain business activities of SYS. The plan included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.5 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying condensed consolidated financial statements.

        In addition, we identified three business units of SYS that were not core to our business strategy and/or have been dilutive to profitability. We expect the divestiture of these businesses to slightly reduce revenues going forward, and increase profitability and cash flow. We recently completed the sale of these businesses in the first quarter of 2009 for an aggregate cash consideration of approximately $0.4 million. These businesses have been classified as discontinued operations in our condensed consolidated financial statements as of March 29, 2009.

        On December 24, 2008 we acquired Huntsville, Alabama based Digital Fusion, Inc. (DFI). DFI provides C4ISR and technical engineering services, UAV products and technology and has significant engineering, exotic sensor and modeling and simulation capabilities. The acquisition of DFI provides us with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to our existing customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers.

        The total stock for stock transaction was valued at approximately $37.0 million, including Kratos transaction costs of $0.9 million. We issued 22.9 million shares to DFI shareholders and assumed outstanding DFI options, which resulted in the assumption of options to acquire approximately

10.0 million Kratos shares. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 22.9 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 1.7933 for each DFI share, at a price of $1.27 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the merger on November 24, 2008. The fair value of the options assumed that were allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed.

        For a complete description of our business and a discussion of our complete critical accounting matters, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2009.`

        As of March 29, 2009, we consider the following factors to be important in understanding our financial statements.

        Kratos Government Solutions' business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under fixed-price contracts, we agree to perform certain work for a fixed price. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Our Public Security and Safety contracts are primarily fixed-price contracts whereby revenue is recognized using the percentage-of-completion method of accounting under the provisions of Statement of Position (SOP) 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. For contracts offered on a time and material basis, we recognize revenues as services are performed.

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

Comparison of Results for the Three Months Ended March 30, 2008 to the Three Months Ended March 29, 2009

        Revenues.    Revenues increased $15.7 million from $68.2 million for the three months ended March 30, 2008 to $83.9 million for the three months ended March 29, 2009. This increase was primarily due to $29.8 million in revenues from SYS and DFI, which were acquired on June 28, 2008 and December 24, 2008, respectively, partially offset by reductions in our commercial and public safety & security system integration business, which were negatively impacted by the current adverse economic environment, the completion of a sizable contract in our Southeast Division of PSS, and the planned reductions of acquired small business set aside contract work, pass through work and other contract work in our KGS business. Revenues by operating segment for the three months ended March 28, 2008 and March 29, 2009 are as follows (in millions):

	2008	2009	$ change	% change
Government Solutions	$54.9	$74.4	$19.5	35.5%
Public Safety & Security	13.3	9.5	(3.8)	(28.6)

Total revenues	$68.2	$83.9	$15.7	23.0%

        A portion of our revenue is derived from fixed-price contracts whereby revenue is calculated using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

        Cost of Revenues.    Cost of revenues increased from $55.6 million for the three months ended March 30, 2008 to $66.8 million for the three months ended March 29, 2009. The $11.2 million increase in cost of revenues was primarily a result of the increase in cost of revenues of $24.4 million from SYS and DFI, partially offset by reduced costs related to reductions in our commercial and public safety & security system integration business, which were negatively impacted by the current adverse economic environment, the completion of a contract in our Southeast Division, and costs associated with the planned reductions of acquired small business set aside contract work, pass through work and other contract work in our government solutions business. Gross margin increased from 18.5% to 20.4% for the three months ended March 30, 2008 and March 29, 2009, respectively. The increase in gross margin primarily resulted from a reduction in pass through work which has a lower margin and improved operating performance in the KGS segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) increased from $11.9 million for the three months ended March 30, 2008 to $15.0 million for the three months ended March 29, 2009. The increase was primarily a result of $2.8 million in increased costs as a result of the SYS and DFI acquisitions, $0.6 million related to an accrual of unused office space, and $0.3 million in expenses related to ongoing government inquiries by the Department of Justice related to our historical stock option granting practices and to certain of our subcontractors. These increases were partially offset by reduced expenses related to corporate activities. As a percentage of revenues, SG&A increased from 17.4% to 17.9%. Excluding amortization of intangibles of $1.2 million for the three months ended March 30, 2008 and amortization of intangibles of $1.5 million for the three months ended March 29, 2009, the unused office space accrual of $0.6 million and the legal expenses of $0.3 million related to the ongoing government inquiries for the three months ended March 29, 2009, SG&A decreased as a percentage of revenues from 15.7% to 15.0% for the three months ended March 28, 2008 and March 29, 2009, respectively, reflecting leverage on our increased revenues.

        Research and Development Expenses.    Research and development expenses (R&D) increased from zero for the three months ended March 30, 2008 to $0.4 million for the three months ended March 29, 2009 as a result of R&D expenses incurred by SYS which was acquired on June 28, 2008.

        Impairment of Goodwill.    Given the continued significant decline in the stock market in general and specifically our stock price in 2009, we performed an impairment test for goodwill in accordance with SFAS 142 as of February 28, 2009. The test indicated that the book value for the KGS segment exceeded the fair values of the businesses and resulted in a charge totaling $41.3 million in our KGS segment for the impairment of goodwill. The impairment charge is primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008.

        Other Expense, Net.    Other expense, net decreased from $2.7 million to $2.5 million for the three months ended March 30, 2008 and March 29, 2009, respectively. The reduction in expense of $0.2 million is primarily related to a $0.7 million expense related to marking the derivative related to our credit facility to market partially offset by other income of $0.3 million as a result of the sale of assets for the three months ended March 28, 2008, and increases in interest expense of $0.2 million for the three months ended March 29, 2009 as compared to the three months ended March 28, 2008.

        Provision for Income Taxes.    Provision for income taxes decreased from a provision of $0.5 million, or a negative rate of 25%, on a $2.0 million loss before income taxes in the first quarter of 2008 to a provision of $0.3 million, or a negative 0.7% rate, on a loss before income taxes of $42.1 million. The tax provision for the first quarter of 2008 included an increase in deferred tax liabilities for temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets. Included in tax expense for the first quarter of both 2008 and 2009 was a provision for state taxes of approximately $0.3 million.

        Income from Discontinued Operations.    Income from discontinued operations decreased from $0.6 million to $0.3 million for the three months ended March 30, 2008 and March 29, 2009, respectively. The income for the quarter ended March 30, 2008 was primarily driven by a tax benefit of $1.1 million recognized related to the expiration of the statute of limitations for certain foreign tax contingencies. This benefit was offset partially by an impairment charge of $0.5 million related to retained assets and liabilities from the sale and discontinuance of these operations. In 2009, a tax benefit of $0.1 million related to the SYS commercial businesses which were sold during the quarter and a tax benefit of $0.4 million related to the statute of limitations for certain foreign tax contingencies was recorded. This benefit was offset partially by a loss from the operations of the SYS commercial businesses.

Backlog

        As of March 29, 2009, our backlog was approximately $690 million, of which $165 million was funded. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly of quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

        As of March 29, 2009, we had consolidated cash and cash equivalents of $3.2 million, consolidated long-term and short-term debt of $80.5 million, and consolidated stockholders' equity of $105.1 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility.

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

        A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three months ended March 30, 2008	Three months ended March 29, 2009
Net cash provided by operating activities of continuing operations	$2.0	$7.0

        Cash provided by operating activities from continuing operations for the three months ended March 29, 2009 increased by $5.0 million from the three months ended March 30, 2008, primarily as a result of the reduction of our Days Sales Outstanding from 106 days to 99 days, for the three months ended March 30, 2008 and March 29, 2009, respectively, which generated cash of $9.1 million, partially offset by payments related to accrued liabilities.

        Our cash used in investing activities from continuing operations are summarized as follows (in millions):

	Three months ended March 30, 2008	Three months ended March 29, 2009
Investing activities:
Cash paid for contingent acquisition consideration	$—	$(3.0)
Cash paid for acquisitions, net of cash acquired	(3.0)	(0.5)
Proceeds/(payments) from the disposition of discontinued operations	2.3	(1.1)
Other	(0.6)	(0.1)

Net cash used in investing activities from continuing operations	$(1.3)	$(4.7)

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities for the three months ended March 29, 2009 as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. Cash paid for acquisitions for the three months ended March 30, 2008 relates to transaction costs paid for the Haverstick acquisition. Cash paid for contingent acquisition consideration for the three months ended March 29, 2009 relates to the final holdback payment of $2.4 million for the MRC acquisition and to the first holdback payment of $0.6 million related to the Haverstick acquisition. For the three months ended March 30, 2008 we received proceeds of $2.3 million from the settlement of the working capital amount owed by LCC on the sale of our domestic wireless engineering operations. For the three months ended March 28, 2009, we paid $1.5 million to Platinum Equity related to the working capital adjustment for the sale of our domestic wireless deployment business which was partially offset by proceeds of $0.4 million related to the sale of the discontinued SYS commercial businesses. Capital expenditures were $0.3 million for the three months ended March 30, 2008 and $0.1 million for the three months ended March 29, 2009.

        Cash provided by (used in) financing activities from continuing operations are summarized as follows (in millions):

	Three months ended March 30, 2008	Three months ended March 29, 2009
Financing activities:
Payments of subordinated debt	$—	$(2.1)
Borrowings under credit facility	2.0	2.0
Repayments under credit facility	—	(1.3)
Other	(0.1)	0.1

Net cash provided by (used in) financing activities from continuing operations	$1.9	$(1.3)

        The decrease in cash in financing activities of $3.2 million from the three months ended March 30, 2008 to March 29, 2009 primarily relates to payments of $2.1 million on the subordinated debt we assumed in the SYS acquisition and term note payments of $1.3 million on our Credit Facility.

        Cash used in discontinued operations are summarized as follows (in millions):

	Three months ended March 30, 2008	Three months ended March 29, 2009
Net cash flows of discontinued operations	$(0.2)	$(1.0)

        The cash flow used by discontinued operations increased by $0.8 million primarily as a result of the use of cash by the SYS commercial businesses which were sold during the first quarter of 2009.

Contractual Obligations and Commitments

        In connection with our historical business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of SFAS 141, such amounts are accrued, and therefore, recorded when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of March 29, 2009, we have approximately $0.6 million of cash holdback amounts that will be released in September 2009, subject to indemnity rights due to the Haverstick acquisition.

        We have a credit facility of $85.0 million with KeyBanc Capital Markets. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit. The $10.0 million term loan has a five and one half-year term with principal payments of $25,000 required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011. All loans under the credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates are subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        As of March 29, 2009, our outstanding balance on the facility was $79.5 million and the weighted average interest rate on the debt as of March 29, 2009 was 10.56%. As of March 29, 2009, the unused line of credit under the revolving line of credit was approximately $0.1 million. The only restriction on the use of these funds is that we must be in compliance with covenants of the credit facility. We were in compliance with all covenants under the credit facility as of March 29, 2009.

        As of December 28, 2008, the Company had outstanding convertible notes payable totaling $3.1 million which were acquired as a result of the SYS acquisition, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinated to the Company's bank debt and bear interest at 10% per annum payable quarterly. Principal was due February 14, 2009 and the notes were convertible at any time into shares of common stock at a conversion rate of $2.86 per share. In February 2009, in the interest of preserving cash due to the current macroeconomic conditions, the Company provided each note holder with the option to:

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

        As of March 29, 2009, $2.1 million of the notes had been paid and $1.0 million of the notes had been extended to August 14, 2010. The balance of the outstanding notes of $1.0 million, which is potentially convertible into common stock of Kratos at $1.02 per share or approximately 968,000 shares, is reflected in long-term debt in the accompanying condensed consolidated balance sheets.

        Interest expense on the convertible notes was approximately $60,000 for the three month period ended March 29, 2009.

        On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement was terminated. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. We did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March 2009, we paid $1.5 million of the working capital adjustment. As of March 29, 2009, the balance of $1.0 million plus accrued interest on the outstanding balance has been reflected in other current liabilities in the accompanying condensed consolidated balance sheets.

Other Liquidity Matters

        We intend to fund our cash requirements with cash flows from operating activities, borrowings under our current credit facilities and potential future credit facilities. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. We expect that the acquired businesses of SYS and DFI, which were not included in our 2008 cash flows until the date of acquisition, will contribute additional working capital and cash flows.

        In 2008, we paid approximately $4.8 million related to the 2004 and 2007 securities litigation settlements, as discussed in Note 13—Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report. This amount was partially funded by $2.2 million from the restricted cash account we were required to fund as a result of the first amendment to our current credit facility. We also funded $5.5 million in 2008 for legal fees incurred on our internal stock option investigation which we completed in 2007. In addition, if we become subject to significant judgments, settlements, or fines related to the matters discussed in Note 13—Legal Matters, or any other matters, or incur legal fees in excess of our current expectations, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our ability to access the capital markets and our compliance with our debt covenants.

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

        The credit agreements contain covenants which impose certain restrictions on our ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the credit agreements contain certain financial covenants which are defined by the terms of the agreements. As of March 28, 2009, we were in compliance with all financial covenants under the credit agreements.

Critical Accounting Principles and Estimates

        There have been no significant changes to our Critical Accounting Policies or Estimates during 2009. Refer to our Critical Accounting Policies and Estimates in Form 10-K for the year ended December 28, 2008, as filed with the Securities and Exchange Commission on March 10, 2009.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements, (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the principles in SFAS 157 on the fair value measurement of assets when the market for that asset is not active. The Company adopted SFAS 157 as of January 1, 2008. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

        In December 2007, the FASB issued SFAS 141R, "Business Combinations", or (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were previously recorded and disclosed according to SFAS 141, Business Combinations, until December 28, 2008. The Company has adopted SFAS 141R as of December 29, 2008 and we expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of December 29, 2008.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin. 51," or (SFAS 160). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS 160 as of December 29, 2008 and the adoption did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement. 133" SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company has adopted SFAS 161 as of December 29, 2008 and the statement did not have a significant impact on the Company's consolidated financial statements (Refer to Note 10).

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our credit facility with KeyBank Capital Markets. Based on our average outstanding balances during the three months ended March 29, 2009 a 1% change in the LIBOR rate would not impact our financial position and results of operations as a result of the 4.25% LIBOR floor rate on our credit facility. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with investment grade counterparties to reduce exposure to nonperformance on such instruments.

        Cash and cash equivalents as of March 29, 2009 were $3.2 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the three month period ended March 29, 2009.

Item 4.    Controls and Procedures

        We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (Exchange Act), designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2009.

        There has been no change in our internal control over financial reporting during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a "fairness" hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

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

        Pursuant to the settlement agreement and final order of the Court, plaintiffs and the class dismissed all claims, with prejudice, in exchange for a cash payment in the total amount of $12 million. The Company's directors' and officers' liability insurers paid the settlement amount in accordance with the Company's insurance policies, less the applicable retention or co-insurance obligations that were paid directly by the Company. The Company's amount of payment toward the settlement was approximately $2.4 million. In the fourth quarter of 2008, the Company paid $3.0 million related to this matter, of which $1.0 million was from its restricted cash account. The Company received $0.6 million from the insurance carriers for this payment in the first quarter of 2009. Despite the settlement reached in this action, the Company believes that the allegations lacked merit.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. Plaintiffs' opening appellate brief is due on June 10, 2009. The parties have conferred and discussed the Court's personal jurisdictional order, notice of appeal, and appellate briefing schedule and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before May 26, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

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

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California, Alameda County. The suit alleges various violations of the California Labor Code and seeks payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs agreed to venue for the suit in San Diego County. Although the Company believes that the allegations lack merit, it has agreed with the plaintiffs to settle their claims for an aggregate amount in the range of $0.3 million to $0.5 million, to include individual and incentive awards, attorneys' fees and administrative costs, subject to court approval. The court granted final approval of the settlement on April 17, 2009. The Company will pay a total of $0.3 million, and has an accrual at March 29, 2009, for a contingent liability associated with this legal proceeding in that amount.

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

        Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. On April 1, 2008, the SEC notified Kratos that it had completed its investigation and that it did not intend to recommend any enforcement action by the SEC against the Company. Kratos has cooperated with, and continues to cooperate with the U.S. Attorney's Office on this matter and otherwise. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007, turning over substantially all of their assets to Kratos in settlement of the damages incurred in the theft. On February 15, 2008, the SEC approved the settlement. On February 19, 2008, the court entered a final judgment approving the settlement. Kratos has obtained the assets, which aggregate approximately $3.4 million and recovered $0.6 million from its insurance carrier related to the theft of options, and is in the process of liquidating the remaining assets which approximate $0.1 million in value. Kratos' directors' and officers' liability insurers agreed to reimburse it for $4.1 million in the third and fourth quarters of 2008 related to fees previously incurred on the ongoing investigation by the U.S. Attorney's Office as well as fees previously incurred on the SEC investigation.

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

Item 1A.    Risk Factors

        You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Quarterly Report, and other reports and filings made with the SEC in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the price of our common stock could decline. You should also refer to the other information contained in this report, including our unaudited condensed consolidated financial statements and related notes.

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

        A significant portion of our net assets come from goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards, or SFAS 142, "Goodwill and Other

Intangible Assets," (SFAS 142) we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified. In 2008, as a result of our annual review, we recorded a goodwill impairment charge of $105.8 million related to our KGS segment, to reflect the declining market and economic conditions through December 28, 2008.

        Given the continued significant decline in the stock market in general and specifically the impact on our stock price in 2009, we performed an impairment test for goodwill in accordance with SFAS 142 as of February 28, 2009. The test indicated that the book value for the KGS segment exceeded the fair values of the businesses and resulted in our recording a charge totaling $41.3 million in our KGS segment for the impairment of goodwill. The impairment charge is primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008.

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

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

        As of March 29, 2009, our backlog was approximately $690 million, of which $165 million was funded. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. The remaining $525 million is unfunded backlog, which reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC contracts or GSA schedules beyond awarded or funded task orders, but does include estimates of revenue beyond awarded or funded task orders for other types of IDIQ contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular clients, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

        Backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. Cancellation of or adjustments to contracts may occur. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government. The failure to realize all amounts in our backlog could adversely affect our revenues and gross margins. As a result, our funded and total backlog as of any particular date may not be an accurate indicator of our future earnings.

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

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the three months ended March 29, 2009, two customers comprised approximately 62% and 52% of our federal business revenues and total revenues, respectively, and our five largest customers accounted for approximately 74% and 63% of our total federal business revenues and total revenues, respectively. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 34% and 33%, respectively, of our federal business revenues for the three months ended March 29, 2009. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation and could result in a loss of contracts and a reduction in revenues. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual employee misconduct could result in investigations or prosecutions of employees engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.

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

        On June 28, 2008, we completed the acquisition of SYS Technologies (SYS) and on December 24, 2008, we completed the acquisition of Digital Fusion, Inc. (DFI) and, as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 28, 2008, the internal control over financial reporting of these two entities. These operations will be included in our assessment of internal controls over financial reporting for the year ending December 27, 2009. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is costly and requires considerable management attention, particularly in the case of newly acquired entities.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On March 31, 2009, we issued 1.4 million shares to the former shareholders of Haverstick Consulting, Inc. in payment of the stock portion of the holdback consideration pursuant to the Agreement and Plan of Merger, dated November 2, 2007. These shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
10.1	#	Employment Agreement dated as of December 31, 2007 between the Company and Howard W. Bates			*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

#
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

*
Filed-Furnished Herewith

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco Chief Executive Officer, President
By:	/s/ DEANNA H. LUND, CPA Deanna H. Lund Executive Vice President, Chief Financial Officer
By:	/s/ LAURA L. SIEGAL Laura L. Siegal Vice President, Corporate Controller and Principal Accounting Officer

Date: May 12, 2009