Form 10-Q
period 2009-06-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2009-08-06
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 4, 2009 130,262,381 shares of the registrant's common stock were outstanding.

 KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2009

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)
(Unaudited)

	December 28, 2008	June 28, 2009
Assets
Current assets:
Cash and cash equivalents	$3.7	$4.0
Restricted cash	0.4	0.4
Accounts receivable, net	96.4	89.5
Income taxes receivable	0.7	0.8
Prepaid expenses	3.5	2.5
Other current assets	11.5	4.5

Total current assets	116.2	101.7
Property and equipment, net	6.4	5.3
Goodwill	152.2	110.2
Other intangibles, net	32.2	29.3
Other assets	5.4	3.3

Total assets	$312.4	$249.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17.6	$19.2
Accrued expenses	13.2	9.4
Accrued compensation	14.3	13.9
Billings in excess of costs and earnings on uncompleted contracts	9.3	8.2
Current portion of long-term debt	5.9	5.1
Other current liabilities	20.9	14.2

Total current liabilities	81.2	70.0
Long-term debt, net of current portion	76.0	71.1
Other long-term liabilities	8.3	5.8

Total liabilities	165.5	146.9
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 28, 2008 and June 28, 2009 (liquidation preference $5.0 million at June 28, 2009)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 128,169,634 and 129,882,339 shares issued and outstanding at December 28, 2008 and June 28, 2009, respectively	—	—
Additional paid-in capital	503.5	504.1
Accumulated deficit	(356.6)	(401.2)

Total stockholders' equity	146.9	102.9

Total liabilities and stockholders' equity	$312.4	$249.8

        The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
Revenues	$69.5	$90.6	$135.0	$173.2
Cost of revenues	57.0	73.2	110.3	138.6

Gross profit	12.5	17.4	24.7	34.6
Selling, general and administrative expenses	10.5	13.1	21.7	26.7
Recovery of unauthorized issuance of stock options and adjustment to the liability for unused office space	(1.2)	—	(1.2)	0.6
Research and development expenses	—	0.5	—	0.9
Impairment of goodwill	—	—	—	41.3

Operating income (loss) from continuing operations	3.2	3.8	4.2	(34.9)
Other income (expense):
Interest expense, net	(2.5)	(3.0)	(4.8)	(5.5)
Other income (expense), net	1.3	(0.2)	0.9	(0.2)

Total other expense, net	(1.2)	(3.2)	(3.9)	(5.7)

Income (loss) from continuing operations before income taxes	2.0	0.6	0.3	(40.6)
Provision for income taxes from continuing operations	0.4	0.3	0.9	0.6

Income (loss) from continuing operations	1.6	0.3	(0.6)	(41.2)
Loss from discontinued operations	(0.8)	(2.8)	(0.5)	(3.4)

Net income (loss)	$0.8	$(2.5)	$(1.1)	$(44.6)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.00	$(0.01)	$(0.32)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)

Net income (loss) per common share:	$0.01	$(0.02)	$(0.01)	$(0.35)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.00	$(0.01)	$(0.32)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)

Net income (loss) per common share:	$0.01	$(0.02)	$(0.01)	$(0.35)

Weighted average common shares outstanding:
Basic	80.9	130.9	79.5	129.1
Diluted	83.8	133.6	79.5	129.1

        The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
(Unaudited)

	Six months ended June 29, 2008	Six months ended June 28, 2009
Operating activities:
Net loss	$(1.1)	$(44.6)
Less: Loss from discontinued operations	(0.5)	(3.4)

Loss from continuing operations	(0.6)	(41.2)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3.3	4.3
Deferred income taxes	0.4	—
Goodwill impairment charges	—	41.3
Stock-based compensation	0.4	0.7
Mark to market on swaps	(0.6)	0.2
Change in accrual for unused office space	(0.6)	0.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	0.8	6.9
Prepaid expenses and other assets	4.1	6.2
Accounts payable	3.2	2.1
Accrued compensation	(1.3)	(0.4)
Accrued expenses	(3.0)	(3.5)
Billings in excess of costs and earnings on uncompleted contracts	(2.5)	(1.1)
Income tax receivable and payable	1.4	0.5
Other liabilities	(0.7)	(3.3)

Net cash provided by operating activities from continuing operations	4.3	13.3

Investing activities:
Cash paid for contingent acquisition consideration	—	(3.0)
Cash paid for acquisitions, net of cash acquired	1.0	(1.0)
Proceeds/(payments) from the disposition of discontinued operations	2.3	(1.1)
Other	(2.2)	(0.2)

Net cash provided by (used in) investing activities from continuing operations	1.1	(5.3)

Financing activities:
Borrowings under credit facility	5.0	2.0
Repayment under credit facility	(0.7)	(5.6)
Payments of subordinated debt	—	(2.1)
Other	(0.1)	0.1

Net cash provided by (used in) financing activities from continuing operations	4.2	(5.6)

Net cash flows of continuing operations	9.6	2.4
Net operating cash flows of discontinued operations	(1.0)	(2.1)

Net increase in cash and cash equivalents	8.6	0.3
Cash and cash equivalents at beginning of period	8.9	3.7

Cash and cash equivalents at end of period	$17.5	$4.0

        The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

(a)   Basis of Presentation

        The information as of June 28, 2009 and for the three and six months ended June 29, 2008 and June 28, 2009 is unaudited. The condensed consolidated balance sheet as of December 28, 2008 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited annual consolidated financial statements for the year ended December 28, 2008, filed on Form 10-K on March 10, 2009, with the United States Securities and Exchange Commission ("SEC"). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

        A portion of the fixed price-completion contracts are within the scope of Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1). For these contracts, revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that the Company will not incur a loss on the project, the Company may record revenue equal to cost incurred, at zero margin. In the event that the cost incurred to date may be in excess of the funded contract value, the Company may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, the Company will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project.

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

        It is the Company's policy to review any arrangement containing software or software deliverables and services against the criteria contained in Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", and related technical practice aids. Under the provisions of SOP 97-2, the Company reviews the contract value of software deliverables and services and determines allocations of the contract value based on Vendor Specific Objective Evidence ("VSOE") or fair value for each of the elements. All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Accounting Research Bulletin 45 "Long-Term Construction-Type Contracts" (ARB 45), using the relevant guidance in SOP 81-1.

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

        From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As of December 28, 2008 and June 28, 2009, approximately $0.8 million and $3.5 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

(f)    Cash and Cash Equivalents

        The Company has restricted cash accounts of approximately $0.4 million as of December 28, 2008, and June 28, 2009, which are required to collateralize a credit card program and a deposit relating to the run out of a now terminated workers compensation program.

(g)   Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 28, 2008 and June 28, 2009, the Company had $1.7 million and $1.8 million of inventories which were reflected in other current assets on the condensed consolidated balance sheets.

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

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its Credit Agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP, and KeyBank National Association seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error arises out of the loan agreements, which contain one schedule of the financial covenants, that was erroneously prepared. The Company is specifically seeking reformation of the error in the Minimum Liquidity Ratio Covenant. The Company believes that the facts and the law support its claims.

        KeyBank has agreed to reform the error; however any reformation requires Silverpoint's consent which has not been provided. To date, the Company has complied with this covenant and as of June 28, 2009, the Company is in compliance with all financial covenants. However, as the magnitude of the error in the schedule increases in future periods, the Company believes that it will become more challenging to continue to manage its working capital around the error in the Minimum Liquidity Ratio covenant if the error is not corrected or the Company does not take alternative actions. In the event that this occurs, the Company intends to seek relief from the court.

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

  The disclosure requirements of SFAS No. 165—Subsequent Events, which took effect on June 15, 2009, requiring disclosure of the date through which subsequent events have been evaluated. The Company has adopted SFAS No. 165 and considers its' financial statements issued as of the date of filing with the Securities and Exchange Commission (SEC) and as such, evaluates subsequent events up to and including the date of filing with the SEC.

  As of June 28, 2009, the Company implemented FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The FSP is effective for periods ending after June 15, 2009. In the second quarter of 2009, the Company implemented FSP FAS 107-1 and APB 28-1. See Note 9, "Fair Value Measurements."

Standards Issued But Not Yet Effective

  Other new pronouncements issued but not effective until after June 28, 2009, are not expected to have a significant effect on the company's consolidated financial position or results of operations.

Note 2.  Goodwill and Other Intangible Assets

Goodwill

        The Company performs its annual impairment test for goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets as of the last day of the fiscal year or when evidence of potential impairment exists.

        The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For the December 28, 2008 annual impairment assessment and the interim test as of February 28, 2009, the Company identified its reporting units to be its operating segments which are Government Solutions and Public Safety and Security.

        The Company's testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by SFAS 157, Fair Value Measurements). The Company also considers its market capitalization based upon an average of the stock price prior to and subsequent to the date the analysis is performed and reconciles the fair value of the Company's reporting units to the Company's market capitalization assuming a control premium. If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and SFAS 142 prescribes the approach for determining the impairment amount, if any.

        Given the continued significant decline in the stock market in general and specifically the Company's stock price and market capitalization in 2009 which declined 39% from an average stock price of $1.29 as of December 28, 2008 to $0.78 as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with SFAS 142 as of February 28, 2009. The test indicated that the book value for the Kratos Government Solutions (KGS) segment exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in its KGS segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company's average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company's forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The Company reconciles the fair value of its reporting units which is calculated using the income approach to the Company's market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which is based upon an estimated market participant weighted average cost of capital (WACC) increased 300 basis points from 14% in the Company's year end impairment test in 2008 as compared to 17% in the Company's 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that was recorded in the first quarter of 2009.

        The Company will continue to evaluate whether a triggering event under SFAS 142 that could be an indication of additional goodwill impairment occurs. If such a triggering event is identified, the Company will perform additional goodwill impairment tests.

        The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the six months ended June 28, 2009 (in millions):

Government Solutions
Goodwill
Balance as of December 28, 2008	$152.2
Impairments	(41.3)
Purchase accounting adjustments	(0.7)

Balance as of June 28, 2009	$110.2

Purchased Intangible Assets

        The following tables set forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 28, 2008			As of June 28, 2009
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$22.1	$(4.2)	$17.9	$22.1	$(5.4)	$16.7
Contracts and backlog	17.4	(6.9)	10.5	17.4	(8.5)	8.9
Developed technology	3.1	(0.2)	2.9	3.1	(0.3)	2.8
Non-compete agreements	1.3	(1.3)	—	1.3	(1.3)	—
Trade names	1.3	(0.4)	0.9	1.3	(0.4)	0.9

Total	$45.2	$(13.0)	$32.2	$45.2	$(15.9)	$29.3

        Consolidated amortization expense related to intangible assets subject to amortization was $1.1 million and $1.4 million for the quarters ended June 29, 2008 and June 28, 2009, respectively and $2.2 million and $2.9 million for the six months ended June 28, 2008 and June 28, 2009, respectively.

Note 3.  Stockholders' Equity

        The Company had the following equity incentive plans under which shares were available for grant at June 28, 2009: the 1999 Equity Incentive Plan (the "1999 Plan"), the 2000 Non-Statutory Stock Option Plan (the "2000 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan").

        Digital Fusion, Inc. 1998, 1999, 2000, and 2005 Stock Option and Stock Incentive Plans.

        In connection with the Company's acquisition of Digital Fusion, Inc. (DFI) on December 24, 2008, the Company assumed all outstanding options under DFI's 1998, 1999, 2000, and 2005 Stock Option and Stock Incentive Plans. No further grants will be made under these plans. Award grants that were outstanding under these plans on December 24, 2008 continue to be governed by their terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option pursuant to its terms. Stock options granted under these plans included incentive stock options and non-statutory stock options. All non-statutory options vest upon change in control and were 100% vested on December 24, 2008. With respect to incentive stock options, the qualified stock option plans provide that the exercise price of each such option must be at least equal to 100% of the fair market value of its common stock on the date of grant. Stock options granted under these plans may generally be exercised from one to ten years after the date of grant. Certain of these options had change in control provisions that extended the exercise period for grants for two years from the transaction closing date. Awards granted under these plans generally vest equally over three years; however, in connection with the Company's acquisition of DFI the plans were amended to include immediate vesting of all unvested grants upon any future change in control of the Company. DFI also granted certain options outside of its qualified stock option plans. These non-qualified "out of plan" stock options have been assumed by the Company and expire 10 years from the grant date.

        The Company also has a form of Restricted Stock Unit Agreement (the "RSU Agreement") to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Plan.

        The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted-Average Grant-Date Fair Value
Nonvested balance, December 28, 2008	2,844	$2.21
Grants	1,775	$1.40
Vested	(65)	$2.06
Cancellations/Forfeitures	(141)	$1.56

Nonvested balance June 28, 2009	4,413	$1.91

        The following table shows the amounts recognized in the financial statements for the three and six month periods ended June 29, 2008 and June 28, 2009 for stock-based compensation expense related to employees (in millions, except per share data). The stock-based compensation expense for the three months and six-months ended June 29, 2008 and June 28, 2009 primarily relates to the grant of restricted stock units. In addition, for the three and six months ended June 29, 2008 and June 28, 2009, there was no incremental tax benefit from stock options exercised in the period.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
Selling, general and administrative	$0.2	$0.3	$0.4	$0.7

Total cost of employee share-based compensation included in income (loss) from continuing operations, before income tax	0.2	0.3	0.4	0.7
Amount charged against income (loss) from discontinued operations	0.0	0.0	0.0	0.0

Total charged against operations	$0.2	$0.3	$0.4	$0.7

Total impact on net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

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

        Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that was withheld was used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. For the six-month period ended June 28, 2009, 0.2 million shares were purchased with a total value of $0.2 million. No shares were purchased under the plan for the six-month period ended June 29, 2008.

        On March 31, 2009, the Company issued 1.4 million shares of common stock to the former shareholders of Haverstick Consulting, Inc. in payment of the stock portion of the first holdback consideration pursuant to the Agreement and Plan of Merger, dated November 2, 2007. These shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D there under.

        A summary of the changes in Stockholders' Equity for the periods ended June 29, 2008 and June 28, 2009 is provided below (in millions):

	Six Months Ended June 29, 2008	Six Months Ended June 28, 2009
Stockholders' equity at beginning of period	$167.2	$146.9
Stock-based compensation	0.4	0.7
Working capital adjustment for Haverstick acquisition	1.3	(0.2)
ESPP Plan and RSU settlement in cash	—	0.1
Additional paid-in-capital for acquisition	51.8	—
Net loss	(1.1)	(44.6)

Stockholders' equity at end of period	$219.6	$102.9

        The Company has two classes of stock, Series B Convertible Preferred Stock and common stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock for the six months ended June 29, 2008 and June 28, 2009. Common stock issued by the Company for the six months ended June 29, 2008, and June 28, 2009, was as follows (in millions):

	Six Months Ended June 29, 2008	Six Months Ended June 28, 2009
Shares outstanding at beginning of the period	79.0	128.2
Stock issued for employee stock purchase plan, stock options and RSUs exercised	—	0.3
Common stock issued for acquisitions	26.0	1.4

Shares outstanding at end of the period	105.0	129.9

        At the Annual Meeting on June 4, 2009, the stockholders of the Company approved an Amendment to the Amended Certificate of Incorporation to effect a reverse stock split of the Company's common stock. The Amendment provides for not less than one new, post reverse split share of common stock for each ten shares of the existing common stock and not more than one new, post reverse split share of common stock for each twenty shares of existing common stock. As of June 28, 2009, the Amendment for the reverse stock split had not been executed. The Company has one year from the date of the approval, June 4, 2009, to execute the reverse stock split. The Company's Board of Directors approved a 1-for-10 reverse split of its common stock on August 5, 2009. The record date established for the reverse stock split is September 10, 2009 and the reverse stock split will be effective at 11:59 p.m., Eastern Time, on September 10, 2009. The reverse split will reduce the number of shares of Kratos' common stock outstanding from approximately 130.3 million to 13.0 million. Proportional adjustments will be made to Kratos' stock options and other equity incentive awards, equity compensation plans, outstanding warrants and convertible notes. The total number of authorized shares of the Company's capital stock will not be affected by the reverse stock split.

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

        Components of basic and diluted earnings per share were as follows:

	For the Three Months Ended		For the Six Months Ended
(In millions, except earnings per share)	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
Net income (loss) from continuing operations available for common shareholders (A)	$1.6	$(0.3)	$(0.6)	$(41.2)

Weighted average outstanding shares of common stock (B)	80.9	130.9	79.5	129.1
Dilutive effect of employee stock options and awards	—	1.3	—	—
Dilutive effect of contingently issuable shares	2.9	1.4	—	—

Common stock and common stock equivalents (C)	83.8	133.6	79.5	129.1

Earnings per share:
Basic (A/B)	$0.02	$0.00	$(0.01)	$(0.32)
Diluted (A/C)	$0.02	$0.00	$(0.01)	$(0.32)

        The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
Shares from stock options and awards	8.9	16.8	8.9	16.7
Shares from preferred stock	—	—	1.0	1.0
Shares of contingently issuable common stock	—	—	2.9	1.4
Shares of common stock from convertible debt	—	0.9	—	0.9

Note 5.  Income Taxes

        As of December 28, 2008, the Company had $12.8 million of unrecognized tax benefits. During the first quarter of 2009, this amount was reduced by $0.3 million relating to the expiration of statutes of limitations. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations for $0.3 million. There were no changes in unrecognized tax benefits during the second quarter of 2009 resulting in unrecognized tax benefits at June 28, 2009 of $12.5 million.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company recorded $0.1 million during the period ended June 29, 2008. There were no material amounts recorded during the period ended June 28, 2009.

        The Company believes that it is reasonably possible that as much as $3.5 million of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) tax liabilities will expire within 12 months of June 28, 2009 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

        The Company is subject to taxation in the U.S. and various state tax jurisdictions. The Company's tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss carryforwards. Generally, the Company's tax years for 2002 and forward are subject to examination by various foreign tax authorities.

        In assessing the realizability of deferred tax assets, management considers on a periodic basis whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities which can be expected to reverse. Management will continue to evaluate the necessity to maintain a valuation allowance against its net deferred tax asset.

        A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and six months ended June 29, 2008 and June 28, 2009 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
Income tax expense (benefit) at federal statutory rate	$0.6	$0.5	$(0.1)	$(14.2)
State taxes, net of federal tax benefit and valuation allowance	0.3	0.3	0.5	0.6
Nondeductible goodwill impairment charges	—	—	—	14.5
Nondeductible expenses	—	—	0.1	0.1
Increase (decrease) in federal valuation allowance	(0.5)	(0.5)	0.4	(0.4)

Total	$0.4	$0.3	$0.9	$0.6

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

        The purchase price of $37.0 million includes direct transaction costs of $0.9 million. The Company issued 22.9 million shares to DFI shareholders and assumed DFI options which are now exercisable for approximately 10.0 million shares of Kratos common stock. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 22.9 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 1.7933 for each DFI share, at a price of $1.27 per share, the average closing price of Kratos shares of common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on November 24, 2008. The Company assumed DFI options valued at the exchange ratio of 1.7933 for each DFI option. The fair value of the assumed options that was allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 1.2 years. The results of operations of DFI are included in the accompanying condensed consolidated financial statements for the six months ended June 28, 2009.

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

SYS Technologies

        On June 28, 2008, the Company acquired San Diego-based SYS Technologies (SYS). SYS provides a range of C4ISR and net-centric solutions to federal, state, local and other customers. The combination of SYS and Kratos creates a broad, complementary set of offerings, and positions the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly- specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C4ISR. The amount of goodwill assigned in the allocation of purchase price is primarily attributable to the aforementioned advantages of this acquisition.

        The purchase price of $55.9 million includes direct transaction costs of $2.4 million and estimated restructuring costs to be paid by Kratos. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 25.3 million, based on

20.1 million shares of SYS common stock outstanding and the exchange ratio of 1.2582 for each SYS share, at a price of $2.022 per share, the average closing price of Kratos common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on February 21, 2008. Following the closing of the acquisition, the Company implemented a plan to restructure and/or exit certain business activities of SYS. The plan included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.5 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying condensed consolidated financial statements. As of June 28, 2009, approximately $1.0 million of the restructuring and facilities consolidation costs have been paid.

        In addition, the Company identified three business units of SYS that were not core to its business strategy and/or have been dilutive to profitability. The Company believes the divestiture of these businesses will slightly reduce revenues going forward and increase profitability and cash flow. The sale of these businesses was completed in the quarter ended March 29, 2009 for an aggregate cash consideration of approximately $0.4 million. These businesses have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

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

Unaudited Pro Forma Financial Information

        The following tables summarize the supplemental statement of operations information on an unaudited pro forma basis as if the acquisitions of SYS and DFI had occurred on January 1, 2008, and include adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	Three Months Ended June 29, 2008 As Reported	SYS Pro forma Adjustments	DFI Pro forma Adjustments	Three Months Ended June 29, 2008 Pro forma
Pro forma revenues	$69.5	$17.6	$17.1	$104.2
Pro forma net income	$0.8	$0.4	$0.3	$1.5
Basic shares outstanding or issued for acquisition	80.9	25.3	22.9	129.1
	83.8	25.3	22.9	132.0
Basic pro forma net loss per share	$0.01			$0.01
Diluted pro forma net loss per share	$0.01			$0.01

	Six Months Ended June 29, 2008 As Reported	SYS Pro forma Adjustments	DFI Pro forma Adjustments	Six Months Ended June 29, 2008 Pro forma
Pro forma revenues	$135.0	$34.9	$30.4	$200.3
Pro forma net income (loss)	$(1.1)	$2.2	$0.2	$1.3
Shares outstanding or issued for acquisition	79.5	25.3	22.9	127.7
Basic and diluted pro forma net income (loss) per share	$(0.01)			$0.01

        The decline in revenues for the three and six months ended June 28, 2009 as compared to the pro forma amounts for the three and six months ended June 29, 2008, which was expected by the Company, is primarily due to the impact of the conversion of work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. It is not uncommon in defense contracting for a company that has acquired other companies to experience a conversion from prime to subcontractor status in connection with legacy small business contracts.

Contingent Acquisition Consideration

        In connection with two prior business acquisitions, Madison Research Corporation (MRC) and Haverstick Consulting, Inc. (Haverstick), the Company has agreed to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS 141, Business Combinations (SFAS 141) such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable.

        The Company resolved all outstanding indemnification obligations related to the MRC holdback and made the final payment of $2.4 million in March 2009. The stock portion of the Haverstick holdback payment of 1.4 million shares and the cash payment of $0.6 million was made in March 2009. The other current liabilities on the accompanying condensed consolidated balance sheet as of June 28, 2009 includes $0.6 million for the final Haverstick cash holdback and the Haverstick common stock holdback consideration of $3.7 million is reflected as additional paid in capital for contingent consideration in the accompanying condensed consolidated financial statements.

        A summary of the contingent acquisition consideration as of December 28, 2008 and June 28, 2009 is summarized in the following table (in millions):

	Haverstick	MRC	Total
Balance as of December 28, 2008	$8.9	$2.5	$11.4
Principal and interest cash payments	(0.6)	(2.4)	(3.0)
Issuance of stock	(3.7)	—	(3.7)
Post acquisition adjustments and interest accruals, net	(0.3)	(0.1)	(0.4)

Balance as of June 28, 2009	$4.3	$—	$4.3

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

        On September 25, 2007, in accordance with the acquisition agreement, the Company provided its working capital calculation to Platinum Equity. On July 16, 2008, the Company came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement was terminated. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. The Company did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March of 2009, the Company paid $1.5 million of the working capital adjustment. As of June 28, 2009, the balance of $1.0 million plus accrued interest on the outstanding balance has been reflected in other current liabilities. On August 3, 2009, Platinum Equity agreed to reduce the accrued interest by approximately $0.2 million. On August 4, 2009, the Company paid $1.3 million in full settlement of amounts due to Platinum Equity.

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national security and public security businesses. These businesses provided video surveillance and information analysis products, digital broadcasting products and incident response management systems. In December 2008, after evaluating these businesses further, a decision was made to dispose of and sell all three business units. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS144), these business units were classified as held for sale and reported in discontinued operations as of and for the year ended December 28, 2008, and the six months ended June 28, 2009, respectively. The Company recorded a $4.5 million impairment charge in the fourth quarter of 2008 primarily related to the impairment of goodwill and intangibles allocated to these businesses. In the first quarter of 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the Company's Public Safety and Security segment, the Company's Board of Directors approved a plan to sell and dispose of the Southeast division. In accordance with SFAS 144 this business unit was classified as held for sale and reported in discontinued operations in the accompanying Condensed Consolidated

Financial Statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 related to management's estimate of the fair value of the business.

        The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
Revenue	$2.9	$1.3	$5.5	$2.6
Net loss before taxes	(0.6)	(2.6)	(1.4)	(3.8)
Provision (benefit) for income taxes	0.2	0.2	(0.9)	(0.4)
Net loss after taxes	$(0.8)	$(2.8)	$(0.5)	$(3.4)

        Following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 28, 2008 and June 28, 2009 (in millions):

	December 28, 2008	June 28, 2009
Cash	$(0.4)	$—
Accounts receivable, net	4.5	2.3
Other current assets	1.0	0.7
Impairment allowance	—	(1.2)

Current assets of discontinued operations	$5.1	$1.8

Non-current assets of discontinued operations	$1.0	$0.4

Accounts payable	$0.9	$0.6
Accrued expenses	5.1	3.7
Unrecognized tax benefits	0.8	1.1
Other current liabilities	0.3	0.3

Current liabilities of discontinued operations	$7.1	$5.7

Non-current unrecognized tax benefits	$1.1	$0.5
Other non-current liabilities	0.8	0.4

Non-current liabilities of discontinued operations	$1.9	$0.9

Note 8.  Debt

(a)   Credit Agreement

        The Company has a credit facility of $85.0 million with KeyBank National Association ("KeyBank") as administrative agent. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit, and is collateralized by the assets of the Company and its subsidiaries. KeyBank holds the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), hold the first lien term note. The $10.0 million term loan has a five and one half-year term with principal payments of $25,000 required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011. All loans under the credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates are subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        As of June 28, 2009, the Company's outstanding balance on the facility was $75.2 million and the weighted average interest rate on the debt borrowed during the quarter and six months ended June 28, 2009 was 10.53%, with $45.0 million on the first lien term loan, $9.8 million on the second lien term loan and $20.4 million on the revolving line of credit. As of June 28, 2009, the unused line of credit under the revolving line of credit, net of $1.4 million in outstanding letters of credit, was approximately $3.2 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of the credit facility. The Company was in compliance with all covenants under the credit facility as of June 28, 2009.

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its credit agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, and KeyBank National Association seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations relating to a financial covenant. The Company is specifically seeking reformation of the error in the Minimum Liquidity Ratio covenant.

        KeyBank has agreed to reform the error, however, any reformation requires Silverpoint's consent which has not been provided. To date, the Company has met this covenant without the requested reformation. However, because the magnitude of the error in the schedule increases in future periods, the Company believes that it will become more challenging to continue to manage around the error in the Minimum Liquidity Ratio covenant unless the error is corrected or the Company takes alternative actions. In the event that this occurs, the Company intends to seek relief from the court.

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

        As of June 28, 2009, $2.1 million of the notes had been paid and $1.0 million of the notes had been extended to August 14, 2010, $25,000 of which is payable to a related party. The balance of the outstanding notes of $1.0 million, which is potentially convertible into common stock of Kratos at $1.02 per share or approximately 944,000 shares, is reflected in long-term debt in the accompanying condensed consolidated balance sheets.

        Interest expense on the convertible notes was approximately $24,000 and $84,000 for the three and six month period ended June 28, 2009.

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

        The following table presents assets and liabilities measured and recorded at fair value on the Company's balance sheet on a recurring basis and their level within the fair value hierarchy as of June 28, 2009:

	Total Carrying Value June 28, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities (interest rates swaps)	$1.9	$—	$1.9	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and is validated with the use of a nationally recognized financial reporting service.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not measured at fair value on a recurring basis at December 28, 2008 and June 28, 2009 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents and short-term debt, approximated their estimated fair values at December 28, 2008 and June 28, 2009.

	December 28, 2008		June 28, 2009
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$76.0	$73.4	$71.1	$68.6

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

        The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company's intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that the Company consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of outstanding interest rate swap contracts at June 28, 2009 was $65.0 million.

        The Company's derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the Company's credit facility in March 2008. The effect of marking the derivative instruments to market for the three and six months ended June 29, 2008 was income of $1.3 million and $0.6 million, respectively, and for the three and six months ended June 28, 2009 was an expense of $0.2 million; all of which is reflected in other income/expense in the accompanying condensed consolidated statements of operations. The fair value of the Company's derivative liabilities as of December 28, 2008 and June 28, 2009 was $1.7 million and $1.9 million, respectively, and is carried in other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 9 for further discussion on the fair value measurements related to the Company's derivative instruments.

Note 11.  Significant Customers

        The following table presents our key customers for the periods presented and the percentage of net sales made to such customers (in millions):

	For the Three Months Ended				For the Six Months Ended
Key Customers	June 29, 2008		June 28, 2009		June 29, 2008		June 28, 2009
U.S. Navy	$24.1	34.7%	$31.0	34.2%	$46.1	34.1%	$57.0	32.9%
U.S. Army	$14.5	20.9%	$18.3	20.2%	$27.0	20.0%	$36.7	21.2%

        The customers are all part of the Kratos Government Services segment. The Company's top five customers accounted for approximately 68% and 67% of total revenue for the three and six months ended June 29, 2008 and for approximately 65% and 64% for the three and six months ended June 28, 2009, respectively. Total revenue from the federal government for the three and six months ended June 29, 2008 was $54.3 million and $105.2 million, respectively, and for the three and six months ended June 28, 2009 was $78.4 million and $149.8 million, respectively.

Note 12.  Segment Information

        The Company operates in two principal business segments: Kratos Government Solutions (KGS) and Public Safety and Security (PSS). The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item "Unallocated Corporate income (expense), net" includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock units), the effects of items not considered part of management's evaluation of segment operating performance, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

        Revenues and operating income generated by the Company's current reporting segments for the three and six months ended June 29, 2008 and June 28, 2009 are as follows (in millions):

	Three months ended		Six months ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
Revenues:
Government Solutions	$59.2	$83.2	$114.1	$157.6
Public Safety & Security	10.3	7.4	20.9	15.6

Total revenues	$69.5	$90.6	$135.0	$173.2

Operating income (loss):
Government Solutions	$1.8	$4.4	$2.6	$(32.7)
Public Safety & Security	0.4	(0.4)	0.8	(0.8)
Unallocated Corporate income (expense), net	1.0	(0.2)	0.8	(1.4)

Total operating income (loss)	$3.2	$3.8	$4.2	$(34.9)

        For the six months ended June 28, 2009, the operating loss of the KGS segment includes a non-cash charge of $41.3 million related to goodwill impairment.

	As of December 28, 2008	As of June 29, 2009
Assets:
Government Solutions	$275.9	$227.3
Public Safety & Security	12.2	9.1
Discontinued Operations	6.2	2.2
Corporate activities	18.1	11.2

Total assets	$312.4	$249.8

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. Notice was sent to the settlement classes on July 2, 2009. The settlement fairness hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against the Company and its individual defendants will be dismissed with prejudice. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

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

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. Plaintiffs' opening appellate brief is due on September 25, 2009. The parties have conferred and discussed the Court's personal jurisdictional order, notice of appeal, and appellate briefing schedule and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before September 10, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

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

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.5 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal on the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.5 million as of June 28, 2009, related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California, Alameda County. The suit alleged various violations of the California Labor Code and sought payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs agreed to venue for the suit in San Diego County. Although the Company believed that the allegations lack merit, it agreed with the plaintiffs to settle their claims for an aggregate amount in the range of $0.3 million to $0.5 million, to include individual and incentive awards, attorneys' fees and administrative costs. The court granted final approval of the settlement on

April 17, 2009 and the Company has paid a total of $0.3 million in accordance with the final settlement.

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

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its Credit Agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), and KeyBank National Association ("KeyBank") seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations related to a financial covenant. The Company is specifically seeking reformation of the error in the Minimum Liquidity Ratio covenant. The Company believes that the facts and the law support its claims.

        KeyBank has agreed to reform the error, however, any reformation requires Silverpoint's consent which has not been provided. To date, the Company has met this covenant. As of June 28, 2009, the Company is in compliance with all financial covenants. However, as the magnitude of the error in the schedule increases in future periods, the Company believes that it will become more challenging to continue to manage around the error in the Minimum Liquidity Ratio covenant if the error is not corrected or the Company does not take alternative actions. In the event that this occurs, the Company intends to seek relief from the court.

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

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We assume no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

        Certain of the information set forth herein, including costs and expenses that exclude the impact of stock-based compensation expense, amortization expense, certain legal fees and accrual for unused office space, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of items that would normally be included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by Kratos may not be comparable to similarly titled amounts reported by other companies.

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

Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions (KGS) and Public Safety and Security (PSS). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Quarterly Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 12 of Notes to Condensed Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Kratos Government Solutions (KGS) Segment

        The Kratos Government Solutions segment provides engineering, information technology and weapons systems to federal, state, and local government agencies, but primarily the DOD. Our work includes weapon systems sustainment, lifecycle support and extension; C4ISR services; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation, unmanned aerial vehicle (UAV) products and technology, and advanced network engineering and information technology services; public safety, security and surveillance systems integration. Our KGS segment also provides public safety, security and surveillance systems products and services to the homeland security market with products and services aimed at supporting first responders.

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

        On June 24, 2009, as a result of the continued losses in the Southeast division of PSS, our Board of Directors approved a plan to sell and dispose of this division. The business unit was classified as held for sale and reported in discontinued operations in the accompanying Condensed Consolidated Financial Statements.

Recent Acquisitions

        On June 28, 2008, we completed our acquisition of SYS, a San Diego-based company. The acquisition enhances our position as a premier mid-tier federal, state and local government contractor in the United States in the areas of C4ISR, IT services and public safety and homeland security solutions. The merger creates a broad, complementary set of business offerings, and positions us to deliver capabilities to a wider spectrum of customers.

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

        In addition, we identified three business units of SYS that were not core to our business strategy and/or have been dilutive to profitability. We completed the sale of these businesses in the first quarter of 2009 for an aggregate cash consideration of approximately $0.4 million. We expect the divestiture of these businesses to slightly reduce revenues going forward, and increase profitability and cash flow. These businesses have been classified as discontinued operations in our condensed consolidated financial statements for the three and six months ended as of June 29, 2008 and June 28, 2009.

        On December 24, 2008 we acquired Huntsville, Alabama based Digital Fusion, Inc. (DFI). DFI provides C4ISR and technical engineering services, UAV products and technology and has significant engineering, exotic sensor and modeling and simulation capabilities. The acquisition of DFI provides us with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to our existing customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command (ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers.

        The total stock for stock transaction was valued at approximately $37.0 million, including transaction costs of $0.9 million. We issued 22.9 million shares to DFI shareholders and assumed outstanding DFI options, which resulted in the assumption of options to acquire approximately 10.0 million Kratos shares. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 22.9 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 1.7933 for each DFI share, at a price of $1.27 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the merger on November 24, 2008. The fair value of the options assumed that were allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed.

        For a complete description of our business and a discussion of our complete critical accounting matters, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2009.

        As of June 28, 2009, we consider the following factors to be important in understanding our financial statements.

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

Comparison of Results for the Three Months Ended June 29, 2008 to the Three Months Ended June 28, 2009

        Revenues.    Revenues increased $21.1 million from $69.5 million for the three months ended June 29, 2008 to $90.6 million for the three months ended June 28, 2009. This increase was primarily due to $32.4 million in aggregate revenues from SYS and DFI, which were acquired on June 28, 2008 and December 24, 2008, respectively, and partially offset by reductions in our commercial and public safety & security system integration business, which were negatively impacted by the current adverse economic environment, the substantial completion of a weapons system contract, and the planned reductions of acquired small business set aside contract work, pass through work and other contract work in our Government Solutions segment. Revenues by operating segment for the three months ended June 29, 2008 and June 28, 2009 are as follows (in millions):

	2008	2009	$ change	% change
Government Solutions	$59.2	$83.2	$24.0	40.5%
Public Safety & Security	10.3	7.4	(2.9)	(28.2)%

Total revenues	$69.5	$90.6	$21.1	30.4%

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

        Cost of Revenues.    Cost of revenues increased from $57.0 million for the three months ended June 29, 2008 to $73.2 million for the three months ended June 28, 2009. The $16.2 million increase in cost of revenues was primarily a result of the increase in aggregate cost of revenues of $26.9 million from SYS and DFI, partially offset by reduced costs related to reductions in our commercial and public safety & security system integration business, which were negatively impacted by the current adverse economic environment, the substantial completion of a weapons system contract, and costs associated with the planned reductions of acquired small business set aside contract work, pass through work and other contract work in our government solutions business. Gross margin increased from 18.0% for the three months ended June 29, 2008 to 19.2% for the three months ended June 28, 2009. The increase in gross margin primarily resulted from a reduction in pass through work which has a lower margin and improved operating performance in the Government Solutions segment.

        Recovery of Unauthorized Issuance of Stock Options and Adjustment to the Liability for Unused Office Space.    In the second quarter of 2008, our insurance carrier agreed to reimburse us for $0.6 million related to the theft of stock options and common stock by our former stock option administrator which occurred in 2002 and 2003. In addition, we reevaluated our excess facility accrual for obligations under facility leases and determined that a portion of our corporate facility would be used commencing in the third quarter of 2008. This change in estimate was primarily attributable to our acquisition of SYS which occurred on June 28, 2008. As a result we recorded a $0.6 million reversal in our excess facility accrual in the second quarter of 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) increased from $10.5 million for the three months ended June 29, 2008 to $13.1 million for the three months ended June 28, 2009. The increase was primarily a result of $2.5 million in increased costs as a result of the SYS and DFI acquisitions. As a percentage of revenues, SG&A decreased from 15.1% to 14.5%. Excluding amortization of intangibles of $1.1 million for the three months ended June 29, 2008 and amortization of intangibles of $1.4 million for the three months ended June 28, 2009, SG&A decreased as a percentage of revenues from 13.5% to 12.9% for the three months ended June 29, 2008 and June 28, 2009, respectively, reflecting leverage on our increased revenues.

        Research and Development Expenses.    Research and development expenses (R&D) increased from zero for the three months ended June 29, 2008 to $0.5 million for the three months ended June 28, 2009 as a result of the R&D expenses incurred by SYS and DFI, which were acquired on June 28, 2008 and December 24, 2008, respectively.

        Other Expense, Net.    Other expense, net increased from $1.2 million to $3.2 million for the three months ended June 29, 2008 and June 28, 2009, respectively. The increase in expense of $2.0 million is primarily related to a $1.5 million increase in the non-cash charge to mark the derivative swap related to our credit facility to market. We had recorded non-cash income related to this swap of $1.3 million for the three months ended June 29, 2008 as compared to an expense of $0.2 million for the three months ended June 28, 2009. The increase in interest expense of $0.5 million from $2.5 million to $3.0 million in the three months ended June 28, 2009 was primarily related to an increase in interest expense for this derivative instrument and interest related to the subordinated debt which we assumed related to the SYS acquisition.

        Provision for Income Taxes.    Provision for income taxes decreased from a provision of $0.4 million, or a 20.0% rate, on income of $2.0 million before income taxes in the second quarter of 2008 to a provision of $0.3 million, or a 50% rate, on income before income taxes of $0.6 million. The provision for the second quarter of 2008 was primarily due to the increase in the deferred tax liability related to the temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets and certain state taxes. The tax provision in the second quarter of 2009 was primarily due to state taxes for certain states that are filed on a stand-alone basis and minimum taxes that we are subject to regardless of our income.

        Loss from Discontinued Operations.    Loss from discontinued operations increased from $0.8 million to $2.8 million for the three months ended June 29, 2008 and June 28, 2009, respectively. The loss in 2009 was primarily due to an impairment of assets related to the Southeast division of PSS of $2.0 million recorded to reflect management's estimates of fair value of this business. Revenues generated by these businesses were approximately $2.9 million and $1.3 million for the three months ended June 29, 2008 and June 28, 2009, respectively. Losses before taxes were $0.6 million for the three months ended June 29, 2008 and $0.6 million excluding the impairment charge for the three months ended June 28, 2009. Tax expense was $0.2 million for the three months ended June 29, 2008 and June 28, 2009 primarily related to foreign exchange adjustments and additional interest accrued for certain foreign tax contingencies.

Comparison of Results for the Six Months Ended June 29, 2008 to the Six Months Ended June 28, 2009

        Revenues.    Revenues increased $38.2 million from $135.0 million for the six months ended June 29, 2008 to $173.2 million for the six months ended June 28, 2009. This increase was primarily due to $62.2 million in revenues from SYS and DFI, which were acquired on June 28, 2008 and December 24, 2008, respectively, partially offset by aggregate reductions in our commercial and public safety & security system integration business, which were negatively impacted by the current adverse economic environment, the substantial completion of a weapons system contract, and the planned reductions of acquired small business set aside contract work, pass through work and other contract work in our Government Solutions segment. Revenues by operating segment for the six months ended June 29, 2008 and June 28, 2009 are as follows (in millions):

	2008	2009	$ change	% change
Government Solutions	$114.1	$157.6	$43.5	38.1%
Public Safety & Security	20.9	15.6	(5.3)	(25.4)%

Total revenues	$135.0	$173.2	$38.2	28.3%

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

        Cost of Revenues.    Cost of revenues increased from $110.3 million for the six months ended June 29, 2008 to $138.6 million for the six months ended June 28, 2009. The $28.3 million increase in cost of revenues was primarily a result of the increase in cost of revenues of $51.3 million from SYS and DFI, partially offset by reduced costs related to reductions in our commercial and public safety & security system integration business, which were negatively impacted by the current adverse economic environment, the substantial completion of a weapons systems contract, and costs associated with the planned reductions of acquired small business set aside contract work, pass through work and other contract work in our government solutions business. Gross margin increased from 18.3% to 20.0% for the six months ended June 29, 2008 and June 28, 2009, respectively. The increase in gross margin primarily resulted from a reduction in pass through work which has a lower margin and improved operating performance in the Government Solutions segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) increased from $21.7 million for the six months ended June 29, 2008 to $26.7 million for the six months ended June 28, 2009. The increase was a result of $5.4 million in increased costs from the SYS and DFI acquisitions offset partially by cost reduction efforts implemented. As a percentage of revenues, SG&A decreased from 16.1% to 15.4%. Excluding amortization of intangibles of $2.2 million for the six months ended June 29, 2008 and amortization of intangibles of $2.9 million for the six months ended June 28, 2009, SG&A decreased as a percentage of revenues from 14.4% to 13.7% for the six months ended June 29, 2008 and June 28, 2009, respectively, reflecting leverage on our increased revenues.

        Recovery of Unauthorized Issuance of Stock Options and Adjustment to the Liability for Unused Office Space.    In the second quarter of 2008, our insurance carrier agreed to reimburse us for $0.6 million related to the theft of stock options and common stock by our former stock option administrator which occurred in 2002 and 2003. In addition, we reevaluated our excess facility accrual for obligations under facility leases and determined that a portion of our corporate facility will be used commencing in the third quarter of 2008. This change in estimate was primarily attributable to our acquisition of SYS which occurred on June 28, 2008. As a result we recorded a $0.6 million reversal in our excess facility accrual in the second quarter of 2008. For the six months ended June 28, 2009 we recorded an expense of $0.6 million in our excess facility accrual as a result of the consolidation of space at our corporate headquarters following the sale of the SYS commercial businesses and as a result of the cancellation of a sublease of one of our tenants due to financial difficulties.

        Research and Development Expenses.    Research and development expenses (R&D) increased from zero for the six months ended June 29, 2008 to $0.9 million for the six months ended June 28, 2009 as a result of the R&D expenses incurred by SYS and DFI, which were acquired on June 28, 2008 and December 24, 2008, respectively.

        Impairment of Goodwill.    The impairment charge of $41.3 million is primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we use the income approach and validate its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we perform our analysis. The average market price of our stock as of February 28, 2009 was $0.78 which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008 which had an average stock price of $1.29. We reconcile the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital (WACC) increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

        Our forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. Our historical growth rates and operating results are not indicative of our future growth rates and operating results as a consequence of our transformation of the Company from a commercial wireless service provider to a U.S. government defense contractor. The decline in revenues on a pro forma basis after considering recent acquisitions, which was expected by us, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Our projected growth rates take into consideration this anticipated impact on small business awards. Our contracts are long term in nature and are supported by significant backlog. Because our contracts are of a long term nature, a majority of our receivables are with agencies within the U. S. government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. government, we are not subject to significant short term changes in operating cash flow. Moreover, because of the nature of our current business we do not have significant capital expenditure requirements. Additionally, our contract base is highly diversified and the loss of any one contract would not impact revenues by more than 3%. In addition, we did not assume a recovery of the global or national economy in our cash flow projections in either analysis.

        Other Expense, Net.    Other expense, net increased from $3.9 million to $5.7 million for the six months ended June 29, 2008 and June 28, 2009, respectively. The increase in expense of $1.8 million is primarily related to a $1.1 million increase in other expense primarily related to the non-cash charges to mark the derivative related to our credit facility to market. The increase in interest expense of $0.7 million was primarily related to an increase in interest expense for this derivative instrument as well as interest expense on the subordinated debt which we assumed related to the SYS acquisition.

        Provision for Income Taxes.    Provision for income taxes decreased from a provision of $0.9 million, or a 300% rate, on income of $0.3 million before income taxes for the six months ended June 29, 2008 to a provision of $0.6 million, or a negative 0.1% rate, on a loss before income taxes of $40.6 million. The provision for the six months ended June 29, 2008 was primarily due to the increase in the deferred tax liability related to the temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets and certain state taxes. The tax provision in the six months ended June 28, 2009 was primarily due to state taxes for certain states that are filed on a stand-alone basis and minimum taxes that we are subject to regardless of our income.

        Loss from Discontinued Operations.    Loss from discontinued operations increased from $0.5 million to $3.4 million for the six months ended June 29, 2008 and June 28, 2009, respectively. In 2009, $2.0 million of the loss was related to the impairment of assets related to the Southeast division of PSS recorded to reflect managements estimate of the fair value of this business. Revenues generated by these businesses were approximately $5.5 million and $2.6 million for the six months ended June 29, 2008 and June 28, 2009, respectively. Losses before taxes were $1.4 million for the six months ended June 29, 2008 and $1.8 million excluding the impairment charge for the six months ended June 28, 2009. For the six months ended June 29, 2008 and June 28, 2009, we recognized a tax benefit of $0.9 million and $0.4 million, respectively, primarily related to the expiration of the statute of limitations for certain foreign tax contingencies.

Backlog

        As of June 28, 2009, our backlog was approximately $640 million, of which $130 million was funded. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

        Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from government-wide acquisition contracts, or (GWAC) contracts, or General Services Administration (GSA) schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity (IDIQ) contracts, based on our experience under such contracts and similar contracts. Unfunded backlog also includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.

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

        Management believes that year-to-year comparisons of backlog are not necessarily indicative of future revenues. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In addition, cancellation or adjustments to contracts may occur. Backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all United States government contracts included in backlog, whether or not funded, may be terminated at the convenience of the United States government.

Liquidity and Capital Resources

        As of June 28, 2009, we had consolidated cash and cash equivalents of $4.0 million, consolidated long-term and short-term debt of $76.2 million, and consolidated stockholders' equity of $102.9 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility.

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

        A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six months ended June 29, 2008	Six months ended June 28, 2009
Net cash provided by operating activities of continuing operations	$4.3	$13.3

        Cash provided by operating activities from continuing operations for the six months ended June 28, 2009 increased by $9.0 million from the six months ended June 29, 2008, primarily as a result of increased cash collections on our accounts receivable balances resulting in the reduction of our Days Sales Outstanding from 107 days for the year ended December 28, 2008, to 90 days for the six months ended June 28, 2009, partially offset by payments related to accrued liabilities.

        Our cash provided by (used in) investing activities from continuing operations are summarized as follows (in millions):

	Six months ended June 29, 2008	Six months ended June 28, 2009
Investing activities:
Cash paid for contingent acquisition consideration	$—	$(3.0)
Cash paid for acquisitions, net of cash acquired	1.0	(1.0)
Proceeds/(payments) from the disposition of discontinued operations	2.3	(1.1)
Other	(2.2)	(0.2)

Net cash provided by (used in) investing activities from continuing operations	$1.1	$(5.3)

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities for the six months ended June 28, 2009 as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. Cash paid for acquisitions for the six months ended June 29, 2008 relates to transaction costs paid for the Haverstick acquisition. Cash paid for contingent acquisition consideration for the six months ended June 28, 2009 relates to the final holdback payment of $2.4 million for the MRC acquisition and to the first holdback payment of $0.6 million related to the Haverstick acquisition. For the six months ended June 29, 2008 we received proceeds of $2.3 million from the settlement of the working capital amount owed by LCC on the sale of our domestic wireless engineering operations. For the six months ended June 28, 2009, we paid $1.5 million to Platinum Equity related to the working capital adjustment for the sale of our domestic wireless deployment business which was partially offset by proceeds of $0.4 million related to the sale of the discontinued SYS commercial businesses. Capital expenditures were $0.3 million for the six months ended June 29, 2008 and $0.2 million for the six months ended June 28, 2009. On August 3, 2009, Platinum Equity agreed to reduce the accrued interest by approximately $0.2 million. On August 4, 2009, the Company paid $1.3 million in full settlement of amounts due to Platinum Equity.

        Cash provided by (used in) financing activities from continuing operations are summarized as follows (in millions):

	Six months ended June 29, 2008	Six months ended June 28, 2009
Financing activities:
Payments of subordinated debt	$—	$(2.1)
Borrowings under credit facility	5.0	2.0
Repayments under credit facility	(0.7)	(5.6)
Other	(0.1)	0.1

Net cash provided by (used in) financing activities from continuing operations	$4.2	$(5.6)

        The decrease in cash in financing activities of $9.8 million from the six months ended June 29, 2008 to June 28, 2009 primarily relates to payments of $2.1 million on the subordinated debt we assumed in the SYS acquisition and principal payments under the terms of our Credit Facility.

        Cash used in discontinued operations are summarized as follows (in millions):

	Six months ended June 29, 2008	Six months ended June 28, 2009
Net cash flows of discontinued operations	$(1.0)	$(2.1)

        The cash flow used by discontinued operations increased by $1.1 million primarily as a result of the use of cash by the SYS commercial businesses which were sold during the first quarter of 2009.

Contractual Obligations and Commitments

        In connection with our historical business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of SFAS 141, such amounts are accrued, and therefore, recorded when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of June 28, 2009, we have approximately $0.6 million of cash holdback and 1.4 million shares of stock holdback that is due to be released in September 2009, subject to indemnity rights due to the Haverstick acquisition.

        We have a credit facility of $85.0 million with KeyBank National Association ("KeyBank") as administrative agent. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit. KeyBank holds the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), holds the first lien term note. The $10.0 million term loan has a five and one half-year term with principal payments of $25,000 required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2011. All loans under the credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates are subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        As of June 28, 2009, our outstanding balance on the facility was $75.2 million and the weighted average interest rate on the debt as of June 28, 2009 was 10.53%. As of June 28, 2009, the unused line of credit under the revolving line of credit was approximately $3.2 million. The only restriction on the use of these funds is that we must be in compliance with covenants of the credit facility. We were in compliance with all covenants under the credit facility as of June 28, 2009.

        As of December 28, 2008, we had outstanding convertible notes payable totaling $3.1 million which were acquired as a result of the SYS acquisition, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinated to our bank debt and bear interest at 10% per annum payable quarterly. Principal was due February 14, 2009 and the notes were convertible at any time into shares of common stock at a conversion rate of $2.86 per share. In February 2009, in the interest of preserving cash due to the current macroeconomic conditions, the Company provided each note holder with the option to:

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

        As of June 28, 2009, $2.1 million of the notes had been paid and $1.0 million of the notes had been extended to August 14, 2010. The balance of the outstanding notes of $1.0 million, which is potentially convertible into common stock of Kratos at $1.02 per share or approximately 944,000 shares, is reflected in long-term debt in the accompanying condensed consolidated balance sheets.

        Interest expense on the convertible notes was approximately $24,000 and $84,000 for the three and six month period ended June 28, 2009, respectively.

        On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million related to the sale of our wireless deployment business. In connection with that resolution, the earn-out arrangement was terminated. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. We did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March 2009, we paid $1.5 million of the working capital adjustment. As of June 28, 2009, the balance of $1.0 million plus accrued interest on the outstanding balance has been reflected in other current liabilities in the accompanying condensed consolidated balance sheets. On August 3, 2009, Platinum Equity agreed to reduce the accrued interest by approximately $0.2 million. On August 4, 2009, the Company paid $1.3 million in full settlement of amounts due to Platinum Equity.

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

        As discussed in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, or if there changes in the status of litigation that results in payment of significant settlements or increased accruals for contingent liabilities, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources and we could be unable to make a scheduled debt payment. We currently carry a significant amount of debt and have experienced recurring losses and negative cash flows from continuing operations. Given the highly leveraged liquidity position, any down-turn in our operating earnings or cash flows could impair our ability to comply with the financial covenants of our existing credit facility. Our ability to execute on additional business opportunities may be limited due to existing borrowing capacity. If we believe a covenant violation is more than likely to occur in the near future, we would seek relief from our lenders. This relief, if available, would have some cost to us and such relief might not be on terms as favorable as those in the existing credit agreement. If we were to actually default due to our failure to meet the financial covenants of our credit agreement and inability to obtain a waiver from the lenders, our credit agreement could require us to immediately repay all amounts then outstanding under the credit agreement and/or require us to pay interest at default rates per the credit agreement.

        In the event we were required to repay the amount outstanding under the existing credit facility, we would need to obtain alternative sources of financing to continue our operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

        The credit agreements contain covenants which impose certain restrictions on our ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the credit agreements contain certain financial covenants which are defined by the terms of the agreements. As of June 28, 2009, we were in compliance with all financial covenants under the credit agreements.

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its credit agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, and KeyBank National Association seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations relating to a financial covenant. The Company is specifically seeking reformation of the error in the Minimum Liquidity Ratio covenant.

        KeyBank has agreed to reform the error; however, any reformation requires Silverpoint's consent, which has not been provided. To date, the Company has met this covenant without the requested reformation. However, because the magnitude of the error in the schedule increases in future periods, the Company believes that it will become more challenging to continue to manage around the error in the Minimum Liquidity Ratio covenant unless the error is corrected or the Company takes alternative actions. In the event that this occurs, the Company intends to seek relief from the court.

Critical Accounting Principles and Estimates

        There have been no significant changes to our Critical Accounting Policies or Estimates during 2009. Refer to our Critical Accounting Policies and Estimates in Form 10-K for the year ended December 28, 2008, as filed with the Securities and Exchange Commission on March 10, 2009.

        Goodwill and Purchased Intangibles.    We perform our impairment test for goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by fist identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our December 28, 2008 annual impairment assessment and our interim test as of February 28, 2009, we identified our reporting units to be our operating segments which are Government Solutions and Public Safety and Security.

        We perform impairment tests for goodwill as of the last day of our fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we use the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units and in order to validate the reasonableness of the income approach, we consider the market approach, which estimates the fair value of our reporting units based upon comparable market prices to validate the reasonableness of the implied multiples from the income approach. We also consider our market capitalization based upon an average of our stock price prior to and subsequent to the date we perform our analysis and reconcile the fair value of our reporting units to our market capitalization assuming a control premium.

        In applying the income approach to our impairment test for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal growth rates, appropriate discount rates, and the control premium a controlling shareholder could be expected to pay:

  •
  The timing of future cash flows within our DCF analysis is based on our most recent forecasts and other estimates. Our historical growth rates and operating results are not indicative of our projected growth rates and operating results as a consequence of our acquisitions and divestitures and the transformation of the Company from a commercial wireless service provider to a U.S. government defense contractor. The decline in revenues on a pro forma basis after considering recent acquisitions, which was expected by us, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to the acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Our projected growth rates take into consideration this anticipated impact on small business awards.

    The current economic conditions have negatively impacted our Public Safety and Security reporting unit's projected growth rates and cash flows as customers have delayed or cancelled capital expenditures related to the systems we provide. However, this reporting unit has no goodwill, it is significantly smaller than our Government Solutions segment (for the quarter ended March 28, 2009, it generated 11.3% of our total consolidated revenues) and our goodwill impairment analysis is not materially affected by changes in the expected cash flows for this reporting unit. Current economic conditions have not significantly impacted our estimates of cash flows in our Government Solutions reporting unit which primarily provides services to the federal government and the DOD. Our contracts are long term in nature and are supported by significant backlog. Because our contracts are of a long term nature, a majority of our receivables are with agencies within the U. S. government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. government, we are not subject to significant short term changes in operating cash flow. As a result of our current business model, we do not have significant capital expenditure requirements. Additionally, our contract base is highly diversified and the loss of any one contract would not impact annual revenues by more than 3%.

  •
  The terminal growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units.

  •
  We use estimates of market participant weighted average cost of capital (WACC) as a basis for determining the discount rates to apply to our reporting units' future expected cash flows. The significant assumptions within our WACC are: (a) equity risk premium, (b) beta, (c) size premium adjustments, (d) cost of debt, and (e) capital structure assumptions. In addition, we use a company specific risk adjustment which is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors which may make it more "risky" relative to the industry.

  •
  We use an estimated control premium in reconciling the aggregate value of our reporting units to our market capitalization. As discussed in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142), control premiums may effectively cause a company's aggregate fair value of its reporting unit(s) to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. As a result, the measurement of fair value of an entity with a collection of assets and liabilities that operate together to produce cash flows is different from the fair value measurement of that entity's individual securities, hence, the reason a control premium is paid.

        To test the sensitivity of our results to other outcomes that were reasonably likely to occur, we sensitized our forecasts for changes to revenue growth rates and operating margins, discount rates and long-term growth rates. None of these sensitized forecasts resulted in different conclusions with respect to goodwill impairment.

        Our methodology for evaluating goodwill and intangibles for impairment is consistent with the methodology we have used in prior periods.

        As a result of the assumptions used in our analyses, several factors could result in impairment of our $110.2 million goodwill and $29.3 million long-lived intangibles in future periods, including but not limited to:

  •
  a decline in our stock price and resulting market capitalization, if we determine the decline is sustained and is indicative of a reduction in the fair value below the carrying value of our government solutions reporting unit;

  •
  decreases in available government funding, including budgetary constraints affecting federal government spending generally, or specific departments or agencies;

  •
  changes in federal government programs or requirements, including the increased use of small business providers; and

  •
  our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units.

        It is not possible at this time to determine if an impairment charge would result from these factors, or, if it does, whether such charge would be material.

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

        In December 2007, the FASB issued SFAS 141R, "Business Combinations", (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were previously recorded and disclosed according to SFAS 141, Business Combinations, until December 28, 2008. The Company has adopted SFAS 141R as of December 29, 2008 and we expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of December 29, 2008.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin 51," (SFAS 160). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS 160 as of December 29, 2008 and the adoption did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company has adopted SFAS 161 as of December 29, 2008 and the statement did not have a significant impact on the Company's consolidated financial statements (Refer to Note 10).

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted SFAS 165 as of June 28, 2009 and the adoption did not have a material impact on our consolidated financial statements.

        As of June 28, 2009, the Company implemented FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The FSP is effective for periods ending after June 15, 2009. In the second quarter of 2009, the Company implemented FSP FAS 107-1 and APB 28-1.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our credit facility with KeyBank Capital Markets. Based on our average outstanding balances during the six months ended June 28, 2009 a 1% change in the LIBOR rate would not impact our financial position and results of operations as a result of the 4.25% LIBOR floor rate on our credit facility. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with investment grade counterparties to reduce exposure to nonperformance on such instruments.

        Cash and cash equivalents as of June 28, 2009 were $4.0 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the six month period ended June 28, 2009.

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

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2009.

        There has been no change in our internal control over financial reporting during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. Notice was sent to the settlement classes on July 2, 2009. The settlement fairness hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against the Company and its individual defendants will be dismissed with prejudice. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

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

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. Plaintiffs' opening appellate brief is due on September 25, 2009. The parties have conferred and discussed the Court's personal jurisdictional order, notice of appeal, and appellate briefing schedule and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. Pursuant to the parties' stipulation, such motions must be brought on or before September 10, 2009. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

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

Other Litigation and Government Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July, 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.5 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal in the matter on July 20, 2006 and is challenging the basis for the award on several theories. The Company has accrued approximately $0.5 million as of June 28, 2008 related to this matter. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision.

        On March 28, 2007, three plaintiffs, on behalf of a purported class of similarly situated employees and contractors, filed a lawsuit against the Company in the Superior Court of the State of California, Alameda County. The suit alleged various violations of the California Labor Code and sought payments for allegedly unpaid straight time and overtime, meal period pay and associated penalties. The Company and the plaintiffs agreed to venue for the suit in San Diego County. Although the Company believed that the allegations lack merit, it agreed with the plaintiffs to settle their claims for an aggregate amount in the range of $0.3 million to $0.5 million, to include individual and incentive awards, attorneys' fees and administrative costs. The court granted final approval of the settlement on April 17, 2009 and the Company has paid a total of $0.3 million in accordance with the final settlement.

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

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its credit agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, and KeyBank National Association seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations relating to a financial covenant. The Company is specifically seeking reformation of the error in the Minimum Liquidity Ratio covenant.

        KeyBank has agreed to reform the error; however, any reformation requires Silverpoint's consent, which has not been provided. To date, the Company has met this covenant without the requested reformation. However, because the magnitude of the error in the schedule increases in future periods, the Company believes that it will become more challenging to continue to manage around the error in the Minimum Liquidity Ratio covenant unless the error is corrected or the Company takes alternative actions. In the event that this occurs, the Company intends to seek relief from the court.

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

        As of June 28, 2009, our backlog was approximately $640 million, of which $130 million was funded. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. The remaining $510 million is unfunded backlog, which reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC contracts or GSA schedules beyond awarded or funded task orders, but does include estimates of revenue beyond awarded or funded task orders for other types of IDIQ contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular clients, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

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

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the three and six months ended June 28, 2009, two customers comprised approximately 63% and 62% of our federal business revenues and total revenues, respectively, and our five largest customers accounted for approximately 75% and 74% of our total federal business revenues and total revenues, respectively. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 34% and 32%, respectively, of our federal business revenues for the six months ended June 28, 2009. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate federal government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients' expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency's costs of procurement, could damage our reputation and could hurt our ability to compete for future contracts.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

        We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our clients, prime contractors, subcontractors and vendors and may impose added costs on us. In addition, the federal government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor's internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems, and the contractor's compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.

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

        On June 28, 2008, we completed the acquisition of SYS and on December 24, 2008, we completed the acquisition of DFI and, as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 28, 2008, the internal control over financial reporting of these two entities. These operations will be included in our assessment of internal controls over financial reporting for the year ending December 27, 2009. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is costly and requires considerable management attention, particularly in the case of newly acquired entities.

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

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its credit agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, and KeyBank National Association seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations relating to a financial covenant. The Company is specifically seeking reformation of the error in the Minimum Liquidity Ratio covenant.

        KeyBank has agreed to reform the error; however, any reformation requires Silverpoint's consent, which has not been provided. To date, the Company has met this covenant without the requested reformation. However, because the magnitude of the error in the schedule increases in future periods, the Company believes that it will become more challenging to continue to manage around the error in the Minimum Liquidity Ratio covenant unless the error is corrected or the Company takes alternative actions.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On March 31, 2009, we issued 1.4 million shares to the former shareholders of Haverstick Consulting, Inc. in payment of the stock portion of the holdback consideration pursuant to the Agreement and Plan of Merger, dated November 2, 2007. These shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D there under.

Item 3.    Defaults Upon Senior Securities.

  None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        At the Company's Annual Meeting of Stockholders held on June 4, 2009, the following individuals were re-elected as directors of the Company for one-year terms: Scott I. Anderson, Bandel L. Carano, Eric M. DeMarco, William A. Hoglund and Scot B. Jarvis, and Samuel N. Liberatore who was elected by the stockholders after being appointed as a director by the board in January 2009. For each elected director the results of the voting were:

	Affirmative Votes	Votes Withheld
Scott I. Anderson	111,860,221	3,365,743
Bandel L. Carano	109,396,346	5,829,618
Eric M. DeMarco	112,835,107	2,390,857
William A. Hoglund	111,967,314	3,258,650
Scot B. Jarvis	111,879,549	3,346,415
Samuel N. Liberatore	113,105,123	2,120,841

        At the Annual Meeting our stockholders also voted to approve the following proposals:

  •
  Approve an Amendment to our Amended and Restated Certificate of Incorporation effecting a reverse stock split. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
109,382,036	5,562,265	281,672	0

  •
  Ratification of the selection of Grant Thornton LLP as the Company's independent registered public accounting firm for the fiscal year ending December 27, 2009. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
114,341,726	448,242	436,004	0

Item 5.    Other Information.

  None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
3.1	Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc. as amended June 4, 2009	8-K	6/10/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

*
Filed-Furnished Herewith

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco Chief Executive Officer, President (Principal Executive Officer)
By:	/s/ DEANNA H. LUND, CPA Deanna H. Lund Executive Vice President, Chief Financial Officer (Principal Financial Officer)
By:	/s/ LAURA L. SIEGAL Laura L. Siegal Vice President, Corporate Controller and (Principal Accounting Officer)

Date: August 6, 2009