Form 10-Q
period 2009-09-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2009-11-03
CIK 1069258

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 26, 2009 15,772,969 shares of the registrant's common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2009
INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 28, 2008	September 27, 2009
Assets
Current assets:
Cash and cash equivalents	$3.7	$10.9
Restricted cash	0.4	0.4
Accounts receivable, net	96.4	80.3
Income taxes receivable	0.7	1.1
Prepaid expenses	3.5	2.2
Other current assets	11.5	5.0

Total current assets	116.2	99.9
Property and equipment, net	6.4	4.8
Goodwill	152.2	110.2
Other intangibles, net	32.2	27.8
Other assets	5.4	3.1

Total assets	$312.4	$245.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17.6	$20.6
Accrued expenses	13.2	7.7
Accrued compensation	14.3	16.8
Billings in excess of costs and earnings on uncompleted contracts	9.3	4.5
Current portion of long-term debt	5.9	7.3
Other current liabilities	20.9	10.0

Total current liabilities	81.2	66.9
Long-term debt, net of current portion	76.0	50.2
Other long-term liabilities	8.3	4.9

Total liabilities	165.5	122.0
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 28, 2008 and September 27, 2009 (liquidation preference $5.0 million at September 27, 2009)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 12,816,963 and 15,627,031 shares issued and outstanding at December 28, 2008 and September 27, 2009, respectively	—	—
Additional paid-in capital	503.5	522.3
Accumulated deficit	(356.6)	(398.5)

Total stockholders' equity	146.9	123.8

Total liabilities and stockholders' equity	$312.4	$245.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Revenues	$77.9	$86.1	$212.9	$259.3
Cost of revenues	60.7	68.4	171.0	207.0

Gross profit	17.2	17.7	41.9	52.3
Selling, general and administrative expenses	13.1	13.3	34.8	39.7
Recovery of unauthorized issuance of stock options, stock option investigation and related fees and settlement of derivative litigation	(1.0)	(0.5)	(1.6)	(0.2)
Impairment of assets and adjustments to the liability for unused office space	0.3	—	(0.3)	0.6
Research and development expenses	0.5	0.4	0.5	1.3
Impairment of goodwill	—	—	—	41.3

Operating income (loss) from continuing operations	4.3	4.5	8.5	(30.4)
Other income (expense):
Interest expense, net	(2.7)	(2.2)	(7.5)	(7.7)
Other income (expense), net	(0.2)	—	0.7	(0.2)

Total other expense, net	(2.9)	(2.2)	(6.8)	(7.9)

Income (loss) from continuing operations before income taxes	1.4	2.3	1.7	(38.3)
Provision (benefit) for income taxes from continuing operations	0.5	(0.1)	1.4	0.5

Income (loss) from continuing operations	0.9	2.4	0.3	(38.8)
Income (loss) from discontinued operations	(1.1)	0.3	(1.6)	(3.1)

Net income (loss)	$(0.2)	$2.7	$(1.3)	$(41.9)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.08	$0.17	$0.03	$(2.94)
Income (loss) from discontinued operations	(0.10)	0.02	(0.18)	(0.23)

Net income (loss) per common share:	$(0.02)	$0.19	$(0.15)	$(3.17)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.08	$0.17	$0.03	$(2.94)
Income (loss) from discontinued operations	(0.10)	0.02	(0.17)	(0.23)

Net income (loss) per common share:	$(0.02)	$0.19	$(0.14)	$(3.17)

Weighted average common shares outstanding:
Basic	10.6	13.9	8.9	13.2
Diluted	10.9	14.2	9.2	13.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended September 28, 2008	Nine months ended September 27, 2009
Operating activities:
Net loss	$(1.3)	$(41.9)
Less: Loss from discontinued operations	(1.6)	(3.1)

Income (loss) from continuing operations	0.3	(38.8)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	5.2	6.3
Deferred income taxes	0.6	—
Goodwill impairment charges	—	41.3
Stock-based compensation	0.8	1.1
Mark to market on swaps	(0.4)	0.2
Change in accrual for unused office space	(0.6)	0.6
Derivative settlement	—	(0.5)
Provision for doubtful accounts	0.4	0.4
Asset impairment	0.2	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2.0)	15.7
Prepaid expenses and other assets	8.4	6.1
Accounts payable	(8.1)	3.4
Accrued compensation	(1.0)	2.5
Accrued expenses	(0.7)	(5.3)
Billings in excess of costs and earnings on uncompleted contracts	(3.8)	(4.8)
Income tax receivable and payable	0.3	0.2
Other liabilities	(3.7)	(5.2)

Net cash provided by (used in) operating activities from continuing operations	(4.1)	23.2

Investing activities:
Cash paid for contingent acquisition consideration	—	(3.0)
Cash paid for acquisitions, net of cash acquired	(2.1)	(1.0)
Proceeds/(payments) from the disposition of discontinued operations	0.3	(2.4)
Increase in restricted cash	(1.5)	—
Other, net	(0.3)	(0.3)

Net cash used in investing activities from continuing operations	(3.6)	(6.7)

Financing activities:
Borrowings under credit facility	6.0	5.0
Repayment under credit facility	(2.0)	(27.3)
Payments of subordinated debt	—	(2.1)
Proceeds from the issuance of common stock	—	17.7
Other	(0.2)	0.3

Net cash provided by (used in) financing activities from continuing operations	3.8	(6.4)

Net cash flows of continuing operations	(3.9)	10.1
Net operating cash flows of discontinued operations	(2.1)	(2.9)

Net increase (decrease) in cash and cash equivalents	(6.0)	7.2
Cash and cash equivalents at beginning of period	8.9	3.7

Cash and cash equivalents at end of period	$2.9	$10.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

(a)   Basis of Presentation

        The information as of September 27, 2009, and for the three and nine months ended September 28, 2008 and September 27, 2009 is unaudited. The condensed consolidated balance sheet as of December 28, 2008 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited annual consolidated financial statements for the year ended December 28, 2008, filed on Form 10-K on March 10, 2009, with the United States Securities and Exchange Commission ("SEC"). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

(e)   Reverse Stock Split

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

(f)    Revenue Recognition

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

        A portion of the fixed price-completion contracts are within the scope of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 605 Revenue Recognition. For these contracts, revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable general and administrative expenses for government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that the Company will not incur a loss on the project, the Company may record revenue equal to cost incurred, at zero margin. In the event that the cost incurred to date may be in excess of the funded contract value, the Company may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

the Company will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project.

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

        It is the Company's policy to review any arrangement containing software or software deliverables and services against the criteria contained in FASB ASC Topic 985 Software (Topic 985). Under the provisions of Topic 985 the Company reviews the contract value of software deliverables and services and determines allocations of the contract value based on Vendor Specific Objective Evidence ("VSOE") or fair value for each of the elements. All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with FASB ASC Topic 605 Revenue Recognition.

        The Company's contracts may include the provision of more than one of its services. In these situations, the Company applies the guidance of FASB ASC Topic 605 Revenue Recognition. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

        Under certain of the Company's contractual arrangements, the Company may also recognize revenue for out-of-pocket expenses in accordance with FASB ASC Topic 605 Revenue Recognition. Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

        Under certain of its contracts, the Company provides supplier procurement services and materials for its customers. The Company records revenue on these arrangements on a gross or net basis in accordance with FASB ASC Topic 605 Revenue Recognition, depending on the specific circumstances of the arrangement. The Company considers the following criteria, among others, for recording revenue on a gross or net basis:

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

        From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As of December 28, 2008 and September 27, 2009, approximately $1.1 million and $6.0 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

(g)   Restricted Cash

        The Company has restricted cash accounts of approximately $0.4 million as of December 28, 2008, and September 27, 2009, which are required to collateralize a credit card program and a deposit relating to the run out of a now terminated workers compensation program.

(h)   Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 28, 2008 and September 27, 2009, the Company had $1.7 million and $1.8 million of inventories which were reflected in other current assets on the condensed consolidated balance sheets.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

(i)    Liquidity

        The Company currently carries a significant amount of debt and has historically experienced recurring losses and negative cash flows from continuing operations. Given the Company's highly leveraged liquidity position, any down-turn in its operating earnings or cash flows could impair its ability to comply with the financial covenants of its existing credit facility. Its ability to execute on additional business opportunities may be limited due to its existing borrowing capacity. If the Company believed a covenant violation is more than likely to occur in the near future, it would seek relief from its lenders. This relief, if available, would have some cost to the Company and such relief might not be on terms as favorable as those in its existing Credit Agreement. If the Company were to actually default due to its failure to meet the financial covenants of its Credit Agreement and were unable to obtain a waiver from the lenders, the Company's Credit Agreement could require the Company to immediately repay all amounts then outstanding under the Credit Agreement and/or require the Company to pay interest at default rates per the Credit Agreement. In the event the Company was required to repay the amount outstanding under the existing credit facility, it would need to obtain alternative sources of financing to continue its operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

(j)    Recent Accounting Pronouncements

Adoption of New Accounting Standards

        On July 1, 2009 the Financial Accounting Standards Board officially launched the Accounting Standards Codification (FASB ASC), as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC Topic 105 Generally Accepted Accounting Principles is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

        In August 2009, the SEC issued Interpretive Release No. 33-9062, "Commission Guidance Regarding the Financial Accounting Standards Board's Accounting Standards Codification" regarding the impact of the FASB ASC on certain SEC rules, regulations, and interpretive releases and staff accounting bulletins. The SEC advised that references to FASB standards in current SEC text should correspond to the rules in the FASB ASC. The FASB ASC does not supersede any SEC rules or regulations. The FASB ASC should not be considered the authoritative source for SEC guidance.

        The disclosure requirements of FASB ASC Topic 820 Fair Value Measurements and Disclosures (Topic 820), which took effect on January 1, 2008, are presented in Note 9. On January 1, 2009, the Company implemented the previously deferred provisions of Topic 820 for nonfinancial assets and liabilities recorded at fair value, as required.

        The disclosure requirements of FASB ASC Topic 815 Derivatives and Hedging, which took effect on January 1, 2009, are presented in Note 10.

        The accounting requirements of FASB ASC Topic 805 Business Combinations, which took effect on January 1, 2009, were adopted but had no impact on the Company's consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

        The accounting and presentation requirements of FASB ASC Topic 810 Consolidation, which took effect on January 1, 2009, had no impact on the financial statements as the Company's non-controlling interests are not material.

        The disclosure requirements of FASB ASC Topic 855 Subsequent Events (Topic 855), which took effect on June 15, 2009, requiring disclosure of the date through which subsequent events have been evaluated. The Company has adopted Topic 855 and considers its' financial statements issued as of the date of filing with the Securities and Exchange Commission (SEC) and as such, evaluates subsequent events up to and including the date of filing with the SEC.

        As of September 27, 2009, the Company implemented FASB ASC Topic 825 Financial Instruments (Topic 825). Topic 825 amends previous accounting literature to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The amendment changes FASB ASC Topic 270 Interim Reporting, to require those disclosures in all interim financial statements. Topic 825 is effective for periods ending after June 15, 2009. In the second quarter of 2009, the Company implemented Topic 825 and Topic 270. See Note 9, "Fair Value Measurements."

Standards Issued But Not yet Effective

        Other new pronouncements issued but not effective until after September 27, 2009, are not expected to have a significant effect on the company's consolidated financial position, results of operations or cash flows.

Note 2. Goodwill and Other Intangible Assets

Goodwill

        The Company performs its annual impairment test for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other as of the last day of the fiscal year or when evidence of potential impairment exists.

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

        The Company's testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by FASB ASC Topic 820 Fair Value Measurements and Disclosure). The Company also considers its market capitalization based upon an average of the stock price prior to and subsequent to the date the analysis is performed and reconciles the fair value of the Company's reporting units to the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Goodwill and Other Intangible Assets (Continued)

Company's market capitalization assuming a control premium. If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and FASB ASC Topic 350 Intangibles—Goodwill and Other, prescribes the approach for determining the impairment amount, if any.

        Given the continued significant decline in the stock market in general and specifically the Company's stock price and market capitalization in 2009 which declined 39% from an average stock price of $12.90 as of December 28, 2008 to $7.80 as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other as of February 28, 2009. The test indicated that the book value for the Kratos Government Solutions (KGS) segment exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in its KGS segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company's average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company's forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The Company reconciles the fair value of its reporting units which is calculated using the income approach to the Company's market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which is based upon an estimated market participant weighted average cost of capital (WACC) increased 300 basis points from 14% in the Company's year end impairment test in 2008 as compared to 17% in the Company's 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that was recorded in the first quarter of 2009.

        The Company will continue to evaluate whether a triggering event under FASB ASC Topic 350 Intangibles—Goodwill and Other, Subtopic 20 Goodwill that could be an indication of additional goodwill impairment occurs. If such a triggering event is identified, the Company will perform additional goodwill impairment tests.

        The following tables summarize the changes in the carrying amounts of goodwill and other finite-life intangible assets for the nine months ended September 27, 2009 (in millions):

Government Solutions
Goodwill
Balance as of December 28, 2008	$152.2
Impairments	(41.3)
Purchase accounting adjustments	(0.7)

Balance as of September 27, 2009	$110.2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Goodwill and Other Intangible Assets (Continued)

Purchased Intangible Assets

        The following tables set forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 28, 2008			As of September 27, 2009
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$22.1	$(4.2)	$17.9	$22.1	$(6.0)	$16.1
Contracts and backlog	17.4	(6.9)	10.5	17.4	(9.2)	8.2
Developed technology	3.1	(0.2)	2.9	3.1	(0.4)	2.7
Non-compete agreements	1.3	(1.3)	—	1.3	(1.3)	—
Trade names	1.3	(0.4)	0.9	1.3	(0.5)	0.8

Total	$45.2	$(13.0)	$32.2	$45.2	$(17.4)	$27.8

        Consolidated amortization expense related to intangible assets subject to amortization was $1.3 million and $1.5 million for the three months ended September 28, 2008 and September 27, 2009, respectively and $3.5 million and $4.4 million for the nine months ended September 28, 2008 and September 27, 2009, respectively.

Note 3. Stockholders' Equity

        The Company had the following equity incentive plans under which shares were available for grant at September 27, 2009: the 1999 Equity Incentive Plan (the "1999 Plan"), the 2000 Non-Statutory Stock Option Plan (the "2000 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan").

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

        The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted-Average Grant-Date Fair Value
Nonvested balance, December 28, 2008	284	$22.10
Grants	177	$14.00
Vested	(7)	$20.41
Cancellations/Forfeitures	(19)	$15.15

Nonvested balance September 27, 2009	435	$19.18

        The following table shows the amounts recognized in the financial statements for the three and nine month periods ended September 28, 2008 and September 27, 2009 for stock-based compensation expense related to employees (in millions, except per share data). The stock-based compensation expense for the three months and nine-months ended September 28, 2008 and September 27, 2009 primarily relates to the grant of restricted stock units. In addition, for the three and nine months ended September 28, 2008 and September 27, 2009, there was no incremental tax benefit from stock options exercised in the period.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Selling, general and administrative	$0.4	$0.4	$0.8	$1.1

Total cost of employee share-based compensation included in income (loss) from continuing operations, before income tax	0.4	0.4	0.8	1.1
Amount charged against income (loss) from discontinued operations	—	—	—	—

Total charged against operations	$0.4	$0.4	$0.8	$1.1

Total impact on net income (loss) per common share:
Basic	$0.04	$0.03	$0.09	$0.08
Diluted	$0.04	$0.03	$0.09	$0.08

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity (Continued)

        In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 0.4 million shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company's initial public offering. On November 16, 2005, the Compensation Committee of the Board of Directors elected to suspend all future offerings under the Purchase Plan effective January 1, 2006. On February 27, 2008, the Compensation Committee elected to reinstate offerings under the Purchase Plan effective April 1, 2008.

        Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that was withheld was used at various purchase dates within the offering period to purchase shares of common stock. The price paid for common stock at each such purchase date is equal to the lower of 85% of the fair market value of the common stock at the commencement date of that offering period or 85% of the fair market value of the common stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. For the nine-months ended September 27, 2009, approximately 50,000 shares were purchased with a total value of $0.4 million. No shares were purchased under the plan for the nine-months ended September 28, 2008.

        On March 31, 2009, the Company issued approximately 140,000 shares of common stock to the former shareholders of Haverstick Consulting, Inc. in payment of the stock portion of the first holdback consideration pursuant to the Agreement and Plan of Merger, dated November 2, 2007. These shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D there under.

        On September 2, 2009, the Company sold 2.6 million shares of its common stock to institutional investors at a purchase price of $7.20 in a registered direct public offering. The Company received gross proceeds of $18.7 million. After deducting placement agent fees and other offering expenses, some of which will not be paid until the fourth quarter of 2009, the Company received $17.5 million in net proceeds. The Company used the net proceeds from this transaction to repay existing indebtedness.

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock which was approved at the Company's Annual Meeting on June 4, 2009. The reverse split reduced the number of shares of the Company's common stock outstanding from 156,274,383 to 15,627,031. Proportional adjustments were made to the Company's stock options and other equity incentive awards, equity compensation plans, outstanding warrants and convertible notes. The total number of authorized shares of the Company's capital stock was not affected by the reverse stock split.

        The Company did not issue fractional shares as a result of the reverse stock split. Stockholders received a cash payment for their fractional shares from the exchange agent in an amount equal to the stockholder's pro rata share of the closing value of Kratos' common stock on September 10, 2009.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity (Continued)

        A summary of the changes in Stockholders' Equity for the periods ended September 28, 2008 and September 27, 2009 is provided below (in millions):

	Nine Months Ended September 28, 2008	Nine Months Ended September 27, 2009
Stockholders' equity at beginning of period	$167.2	$146.9
Stock-based compensation	0.8	1.1
Acquisition adjustment	2.2	(0.3)
ESPP Plan and RSU settlement in cash	—	0.5
Additional paid-in-capital for acquisition	51.1	—
Additional paid-in-capital from issuance of common stock	—	17.5
Net loss	(1.3)	(41.9)

Stockholders' equity at end of period	$220.0	$123.8

        The Company has two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock for the nine months ended September 28, 2008 and September 27, 2009. Common stock issued by the Company for the nine months ended September 28, 2008, and September 27, 2009, was as follows (in millions):

	Nine Months Ended September 28, 2008	Nine Months Ended September 27, 2009
Shares outstanding at beginning of the period	7.9	12.8
Stock issued for employee stock purchase plan, stock options and RSUs exercised	—	0.1
Common stock issued for acquisitions	2.6	0.1
Common stock issued for cash	—	2.6

Shares outstanding at end of the period	10.5	15.6

Note 4. Net Income (Loss) Per Common Share

        The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260 Earning Per Share (Topic 260). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities (in millions).

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Net Income (Loss) Per Common Share (Continued)

        Components of basic and diluted earnings per share were as follows:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except earnings per share)	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Net income (loss) from continuing operations available for common shareholders (A)	$0.9	$2.4	$0.3	$(38.8)

Weighted average outstanding shares of common stock (B)	10.6	13.9	8.9	13.2
Dilutive effect of employee stock options and awards	—	0.1	—	—
Dilutive effect of contingently issuable shares	0.3	0.2	0.3	—

Common stock and common stock equivalents (C)	10.9	14.2	9.2	13.2

Earnings per share:
Basic (A/B)	$0.08	$0.17	$0.03	$(2.94)
Diluted (A/C)	$0.08	$0.17	$0.03	$(2.94)

        The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Shares from stock options and awards	0.8	1.4	0.9	1.6
Shares from preferred stock	0.1	—	0.1	0.1
Shares of contingently issuable common stock	0.3	—	0.3	0.1
Shares of common stock from convertible debt	0.1	0.1	0.1	0.1

Note 5. Income Taxes

        As of December 28, 2008, the Company had $12.8 million of unrecognized tax benefits. During the nine months ended September 27, 2009, this amount was reduced by $0.4 million relating to the expiration of statutes of limitations of which $0.1 million was recognized during the third quarter of 2009 resulting in unrecognized tax benefits at September 27, 2009 of $12.4 million. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations for $0.4 million.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company recorded $0.1 million of interest and penalties during the nine-month period ended September 28, 2008 and September 27, 2009, respectively.

        The Company believes that it is reasonably possible that as much as $3.5 million of the liabilities for uncertain tax positions will expire within 12 months of September 27, 2009 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Income Taxes (Continued)

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

        A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and nine months ended September 28, 2008 and September 27, 2009 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Income tax provision (benefit) at federal statutory rate	$—	$0.8	$—	$(13.4)
State taxes, net of federal tax benefit and valuation allowance	0.3	(0.1)	0.8	0.5
Nondeductible goodwill impairment charges	—	—	—	14.5
Nondeductible expenses	—	0.1	0.1	0.2
Increase (decrease) in federal valuation allowance	0.2	(0.9)	0.5	(1.3)

Total	$0.5	$(0.1)	$1.4	$0.5

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Acquisitions (Continued)

        The purchase price of $37.0 million includes direct transaction costs of $0.9 million. The Company issued 2.3 million shares to DFI shareholders and assumed DFI options which were exercisable for approximately 1.0 million shares of Kratos common stock. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 2.3 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 0.17933 for each DFI share, at a price of $12.70 per share, the average closing price of Kratos shares of common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on November 24, 2008. The Company assumed DFI options valued at the exchange ratio of 0.17933 for each DFI option. The fair value of the assumed options that was allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 1.2 years. The results of operations of DFI are included in the accompanying condensed consolidated financial statements for the three and nine months ended September 27, 2009.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Acquisitions (Continued)

        The purchase price of $55.9 million includes direct transaction costs of $2.4 million and estimated restructuring costs to be paid by Kratos. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 2.5 million, based on 20.1 million shares of SYS common stock outstanding and the exchange ratio of 0.12582 for each SYS share, at a price of $20.22 per share, the average closing price of Kratos common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on February 21, 2008. Following the closing of the acquisition, the Company implemented a plan to restructure and/or exit certain business activities of SYS. The plan included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.5 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying condensed consolidated financial statements. As of September 27, 2009, approximately $1.4 million of the restructuring and facilities consolidation costs have been paid.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Acquisitions (Continued)

Unaudited Pro Forma Financial Information

        The following tables summarize the supplemental statement of operations information on an unaudited pro forma basis as if the acquisition of SYS and DFI had occurred on January 1, 2008, and include adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	Three Months Ended September 28, 2008 As Reported	Pro forma Adjustments	Three Months Ended September 28, 2008 Pro forma
Pro forma revenues	$77.9	$14.3	$92.2
Pro forma net income (loss)	$(0.2)	$0.4	$0.2
Basic shares outstanding or issued for acquisition	10.6	2.3	12.9
Fully diluted shares outstanding or issued for acquisition	10.9	2.3	13.3
Basic and fully diluted pro forma net income (loss) per share	$(0.02)		$0.01

	Nine Months Ended September 28, 2008 As Reported	Pro forma Adjustments	Nine Months Ended September 28, 2008 Pro forma
Pro forma revenues	$212.9	$79.6	$292.5
Pro forma net income (loss)	$(1.3)	$0.6	$(0.7)
Basic Shares outstanding or issued for acquisition	8.9	2.3	11.2
Fully diluted shares outstanding or issued for acquisition	9.2	2.3	11.5
Basic and diluted pro forma net loss per share	$(0.14)		$(0.06)

        The decline in revenues for the three and nine months ended September 27, 2009 as compared to the pro forma amounts for the three and nine months ended September 28, 2008, which was expected by the Company, is primarily due to the impact of the conversion of work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. It is not uncommon in defense contracting for a company that has acquired other companies to experience a conversion from prime to subcontractor status in connection with legacy small business contracts.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Acquisitions (Continued)

Contingent Acquisition Consideration

        In connection with two prior business acquisitions, Madison Research Corporation (MRC) and Haverstick Consulting, Inc. (Haverstick), the Company agreed to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of FASB ASC Topic 805 Business Combinations such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable.

        The Company resolved all outstanding indemnification obligations related to the MRC holdback and made the final payment of $2.4 million in March 2009. The initial stock portion of the Haverstick holdback payment of approximately 140,000 shares and the cash payment of $0.6 million was made in March 2009. The other current liabilities on the accompanying condensed consolidated balance sheet as of September 27, 2009 includes $0.6 million for the final Haverstick cash holdback and the Haverstick common stock holdback consideration of $3.7 million is reflected as additional paid in capital for contingent consideration in the accompanying condensed consolidated financial statements. A summary of the contingent acquisition consideration as of December 28, 2008 and September 27, 2009 is summarized in the following table (in millions):

	Haverstick	MRC	Total
Balance as of December 28, 2008	$8.9	$2.5	$11.4
Principal and interest cash payments	(0.6)	(2.4)	(3.0)
Issuance of stock	(3.7)	—	(3.7)
Post acquisition adjustments and interest accruals, net	(0.3)	(0.1)	(0.4)

Balance as of September 27, 2009	$4.3	$—	$4.3

        On October 1, 2009, the final cash and common stock holdback related to the Haverstick acquisition was paid.

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

with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. The Company did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March of 2009, the Company paid $1.5 million of the working capital adjustment. On August 4, 2009, the Company paid $1.3 million in full settlement of all amounts due to Platinum Equity.

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national security and public security businesses. These businesses provided video surveillance and information analysis products, digital broadcasting products and incident response management systems. In December 2008, after evaluating these businesses further, a decision was made to dispose of and sell all three business units. In accordance with FASB ASC Topic 205 Presentation of Financial Statements, these business units were classified as held for sale and reported in discontinued operations as of and for the year ended December 28, 2008, and the nine months ended September 27, 2009, respectively. The Company recorded a $4.5 million impairment charge in the fourth quarter of 2008 primarily related to the impairment of goodwill and intangibles allocated to these businesses. In the first quarter of 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the Company's Public Safety and Security segment, the Company's Board of Directors approved a plan to sell and dispose of the Southeast division. In accordance with FASB ASC Topic 205 Presentation of Financial Statements, this business unit was classified as held for sale and reported in discontinued operations in the accompanying Condensed Consolidated Financial Statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 related to management's estimate of the fair value of the business.

        The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Revenue	$3.6	$1.5	$9.1	$4.1
Net income (loss) before taxes	(1.3)	0.3	(2.7)	(3.5)
Benefit for income taxes	(0.2)	—	(1.1)	(0.4)
Net income (loss) after taxes	$(1.1)	$0.3	$(1.6)	$(3.1)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Discontinued Operations (Continued)

        Following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 28, 2008 and September 27, 2009 (in millions):

	December 28, 2008	September 27, 2009
Cash	$(0.4)	$—
Accounts receivable, net	4.5	1.9
Other current assets	1.0	0.9
Impairment allowance	—	(1.2)

Current assets of discontinued operations	$5.1	$1.6

Non-current assets of discontinued operations	$1.0	$0.4

Accounts payable	$0.9	$0.5
Accrued expenses	5.1	2.8
Unrecognized tax benefits	0.8	1.0
Other current liabilities	0.3	0.3

Current liabilities of discontinued operations	$7.1	$4.6

Non-current unrecognized tax benefits	$1.1	$0.5
Other non-current liabilities	0.8	0.3

Non-current liabilities of discontinued operations	$1.9	$0.8

Note 8. Debt

(a)   Credit Agreement

        The Company has a credit facility of $85.0 million with KeyBank National Association ("KeyBank") as administrative agent. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit, and is collateralized by the assets of the Company and its subsidiaries. KeyBank holds the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), hold the first lien term note. The $10.0 million term loan has a five and one half-year term with principal payments of $25,000 required quarterly from March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five-year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a five-year term which expires on December 31, 2012. All loans under the credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Debt (Continued)

revolving line of credit. All rates are subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        As of September 27, 2009, the Company's outstanding balance on the facility was $56.5 million and the weighted average interest rate on the debt borrowed during the three and nine months ended September 27, 2009 was 11.59%, with $43.8 million on the first lien term loan, $9.8 million on the second lien term loan and $2.9 million on the revolving line of credit. As of September 27, 2009, the unused line of credit under the revolving line of credit, net of $1.2 million in outstanding letters of credit, was approximately $20.9 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of the credit facility. The Company was in compliance with all covenants under the credit facility as of September 27, 2009.

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its credit agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, and KeyBank National Association seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations relating to a financial covenant. The Company was specifically seeking reformation of the error in the Minimum Liquidity Ratio covenant.

        On October 16, 2009, the Company and the lenders under its Credit Agreement executed a Settlement Agreement related to this complaint and executed a Third Amendment to its Credit Agreement. Under the Settlement Agreement, the parties dismissed the action and a related action with prejudice. Among other things, the Settlement Agreement and Third Amendment:

  •
  reform the error in the minimum liquidity ratio in accordance with the Company's request;

  •
  provide that the net proceeds from the Company's registered direct public offering on September 2, 2009 must be used to reduce the first term loan at par with no prepayment penalty or make whole payments;

  •
  provide that if the Company refinances the remaining balance of the first lien term loan by March 12, 2010, the extinguishment of the term loan will be at par with no prepayment penalty or make whole payments;

  •
  extend the term on the revolving line of credit by one year to December 31, 2012; and

  •
  require the Company to pay a $0.5 million fee to its lenders.

        As of September 27, 2009, the $17.5 million net proceeds from the Company's registered direct public offering had been used to reduce the balance on the Company's revolving line of credit. On October 16, 2009, the Company borrowed $17.5 million from its revolving line of credit to make the payment of $17.5 million on the first lien term loan in accordance with the terms of the Settlement Agreement and the Third Amendment to its Credit Agreement and the Company made the payment of the $0.5 million in fees to the lenders.

        As of November 3, 2009, the balance on the first lien term loan was $26.2 million, the balance on the second lien term loan was $9.8 million, and the balance on the revolving line of credit was $20.4 million, with $1.2 million of letter of credit outstanding and $3.4 million available.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Debt (Continued)

(b)   Subordinated Notes

        As of December 28, 2008, the Company had outstanding convertible notes payable totaling $3.1 million which were acquired as a result of the SYS acquisition, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinated to the Company's bank debt and bear interest at 10% per annum payable quarterly. Principal was due February 14, 2009 and the notes were convertible at any time into shares of common stock at a conversion rate of $28.60 per share. In February 2009, in the interest of preserving cash due to the current macroeconomic conditions, the Company provided each note holder with the option to:

  (1)
  be paid cash in accordance with the original agreement;

  (2)
  extend the note for an additional 18 months at the existing 10% rate and modify the conversion feature to the lower of the existing conversion price of $28.60 per share or the Kratos closing share value on February 13, 2009; or

  (3)
  convert the principal balance into Kratos shares at the lower of the existing conversion price of $28.60 or the Kratos closing share value on February 13, 2009 less a 10% discount.

        As of September 27, 2009, $2.1 million of the notes had been paid and $1.0 million of the notes had been extended to August 14, 2010, $25,000 of which is payable to a related party. The balance of the outstanding notes of $1.0 million, which is potentially convertible into common stock of Kratos at $10.20 per share or approximately 94,000 shares, is reflected in the current portion of long-term debt in the accompanying condensed consolidated balance sheets.

Note 9. Fair Value Measurements

        FASB ASC Topic 820 Fair Value Measurements and Disclosures (Topic 820) defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Topic 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

        The fair value hierarchy established in Topic 820 prioritizes the inputs used in valuation techniques into three levels as follows:

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Fair Value Measurements (Continued)

        The following table presents assets and liabilities measured and recorded at fair value on the Company's balance sheet on a recurring basis and their level within the fair value hierarchy as of December 28, 2008 and September 27, 2009:

Derivative Liabilities (Interest Rate Swaps)

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 28, 2008	$1.7	$—	$1.7	$—
September 27, 2009	$1.6	$—	$1.6	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and is validated with the use of a nationally recognized financial reporting service.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not measured at fair value on a recurring basis at December 28, 2008 and September 27, 2009 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents and short-term debt, approximated their estimated fair values at December 28, 2008 and September 27, 2009.

	December 28, 2008		September 27, 2009
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$76.0	$73.4	$50.2	$49.2

        Long-Term Debt—the fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements.

Note 10. Derivatives

        In the first quarter of 2009, the Company adopted FASB ASC Topic 815 Derivatives and Hedging, which requires enhanced qualitative disclosures about the Company's objectives and strategies for using derivatives and quantitative disclosures about the fair value amounts of gains and losses on derivative instruments.

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

(Unaudited)

Note 10. Derivatives (Continued)

derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that the Company consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of outstanding interest rate swap contracts at September 27, 2009 was $55.0 million.

        The Company's derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the Company's credit facility in March 2008. The effect of marking the derivative instruments to market for the three and nine months ended September 27, 2008 was expense of $0.2 million and income of $0.4 million, respectively, and for the three and nine months ended September 27, 2009 was an expense of $0.3 and income of $0.1 million, respectively; all of which is reflected in other income (expense) in the accompanying condensed consolidated statements of operations. The fair value of the Company's derivative liabilities as of December 28, 2008 and September 27, 2009 was $1.7 million and $1.6 million, respectively, and is carried in other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 9 for further discussion on the fair value measurements related to the Company's derivative instruments.

Note 11. Significant Customers

        The following table presents our key customers for the periods presented and the percentage of net sales made to such customers (in millions):

	For the Three Months Ended				For the Nine Months Ended
Key Customers	September 28, 2008		September 27, 2009		September 28, 2008		September 27, 2009
U.S. Navy	$29.6	38.0%	$27.1	31.5%	$75.7	35.6%	$81.0	31.2%
U.S. Army	$10.3	13.2%	$18.1	21.0%	$37.4	17.6%	$54.9	21.2%

        The customers are all part of the Kratos Government Services segment. The Company's top five customers accounted for approximately 62% and 65% of total revenue for the three and nine months ended September 28, 2008 and for approximately 63% for the three and nine months ended September 27, 2009, respectively. Total revenue from the federal government for the three and nine months ended September 28, 2008 was $62.7 million and $167.9 million, respectively, and for the three and nine months ended September 27, 2009 was $74.1 million and $223.7 million, respectively.

Note 12. Segment Information

        The Company operates in two principal business segments: Kratos Government Solutions (KGS) and Public Safety and Security (PSS). The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item "Unallocated Corporate income (expense), net" includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock units), the effects of items not

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Segment Information (Continued)

considered part of management's evaluation of segment operating performance, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

        Revenues and operating income generated by the Company's current reporting segments for the three and nine months ended September 28, 2008 and September 27, 2009 are as follows (in millions):

	Three months ended		Nine months ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Revenues:
Government Solutions	$67.9	$79.0	$182.0	$236.6
Public Safety & Security	10.0	7.1	30.9	22.7

Total revenues	$77.9	$86.1	$212.9	$259.3

Operating income (loss):
Government Solutions	$3.5	$4.9	$6.1	$(27.8)
Public Safety & Security	0.5	(0.5)	1.3	(1.3)
Unallocated Corporate income (expense), net	0.3	0.1	1.1	(1.3)

Total operating income (loss)	$4.3	$4.5	$8.5	$(30.4)

        For the nine months ended September 27, 2009, the operating loss of the KGS segment includes a non-cash charge of $41.3 million related to goodwill impairment.

	As of December 28, 2008	As of September 27, 2009
Assets:
Government Solutions	$275.9	$218.3
Public Safety & Security	12.3	10.0
Discontinued Operations	6.1	2.0
Corporate activities	18.1	15.5

Total assets	$312.4	$245.8

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Appeals of the final approval decision must be filed within 30 days of the date judgment is entered. Due to the inherent uncertainties of litigation and because the time to file an appeal of final approval of the settlement has not run, the ultimate outcome of the matter is uncertain.

2004 and 2007 Derivative Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally alleged that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits alleged that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs sought unspecified damages. On January 13, 2009, following a motion by the parties, the Court granted final approval of the settlement of these claims, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. The parties have conferred and discussed the Court's personal jurisdictional order, notice of appeal, and appellate briefing schedule and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. However, in light of the tentative settlement of all derivative litigation, discussed below, the parties have requested that the appeal, and all other matters except as to document and consummate the proposed settlement, be stayed pending approval of the settlement by the district court.

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

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuit. In October 2009, the parties notified the Court of the status of the federal action and stipulated to stay the matter

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

for an additional six months. The Court subsequently granted the parties' stipulation and stay request and ordered the parties to file an updated status report in April 2010.

        In October 2009, following a voluntarily mediation and subsequent negotiations related to all of the above-described derivative litigation, the parties reached an agreement in principle to settle all claims in the federal and state derivative litigation. The parties currently are in the process of drafting settlement papers, and expect to submit them to the federal district court for approval shortly. There is no guarantee, however, that the settlement will be approved by the court. In addition, defendants continue to believe that plaintiffs' allegations lack merit and intend to vigorously defend all claims asserted if the settlement is not approved. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.1 million based on the Company's estimate of the potential amount it would have to pay in relation to these lawsuits.

Other Litigation and Government Reviews and Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.5 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal on the matter on July 20, 2006 and is challenging the basis for the award on several theories. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision. The Company has accrued approximately $0.5 million as of September 27, 2009, related to this matter.

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

        On May 3, 2007, Kratos announced that it had filed a lawsuit against a former employee who previously served as its stock option administrator and left Kratos in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft by a former employee of Kratos stock

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

options and common stock valued in excess of $6.3 million. Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. The SEC and U.S. Attorney's Office have each notified Kratos that they have completed their respective investigations and do not intend to recommend any action against the Company. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007 and the court entered a final judgment approving the settlement on February 19, 2008. Kratos' directors' and officers' liability insurers agreed to reimburse it for $4.1 million in the third and fourth quarters of 2008 related to fees previously incurred on the investigation by the U.S. Attorney's Office as well as fees previously incurred on the SEC investigation.

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its Credit Agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), and KeyBank National Association ("KeyBank") seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations related to a financial covenant. On August 5, 2009, Silverpoint filed a complaint in the United States District Court for the Southern District of New York against the Company and KeyBank seeking declaratory relief that the financial covenants were enforceable as written.

        On October 16, 2009, the Company and the lenders under its Credit Agreement executed a Settlement Agreement related to this complaint and executed a Third Amendment to its Credit Agreement. Under the Settlement Agreement the parties agree to dismiss the actions with prejudice and release the other parties from all claims. Among other things, the Settlement Agreement and Third Amendment:

  •
  reform the error in the minimum liquidity ratio in accordance with the Company's request;

  •
  provide that the net proceeds from the Company's registered direct public offering on September 2, 2009 must be used to reduce the first term loan at par with no prepayment penalty or make whole payments;

  •
  provide that if the Company refinances the remaining balance of the first lien term loan by March 12, 2010, the extinguishment of the term loan will be at par with no prepayment penalty or make whole payments;

  •
  extend the term on the revolving line of credit by one year to December 31, 2012; and

  •
  require the Company to pay a $0.5 million fee to its lenders.

        As of September 27, 2009, the $17.5 million net proceeds from the Company's registered direct public offering had been used to reduce the balance on the Company's revolving line of credit. On October 16, 2009, the Company borrowed $17.5 million from its revolving line of credit to make the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Legal Matters (Continued)

payment of $17.5 million on the first lien term loan in accordance with the terms of the Settlement Agreement and the Third Amendment to its Credit Agreement and the Company made the payment of the $0.5 million in fees to the lenders.

        On October 21, 2009, one of the Company's divisions received a default notice from a state government customer. The default notice asserts that the division has failed to meet certain performance deadlines in the contractual arrangement. The Company is currently working with the state to resolve the default notice and to obtain a contractual amendment and funding increase for scope changes requested by the state. The Company has also terminated one of its subcontractors on the project, which was under a fixed price contractual arrangement to deliver a substantial portion of the requirements of the project, and is evaluating its available legal remedies against the original subcontractor, which sold its business to the current subcontractor. The Company believes that the resolution of these various related matters will be determined at the time of completion, which it estimates will be the first quarter of 2010. In the event that it is unable to cure the default with the state, the Company could be subject to various liquidated damages under the contractual arrangement, which could be material to our operating results. The Company is currently in the process of assessing its future involvement in this business line.

        The Company's role as a contractor to agencies and departments of the U.S. Government results in the Company being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest. These investigations may be conducted without the Company's knowledge. The Company is unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against the Company, its officers or employees. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company's business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.

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

        Certain of the information set forth herein, including costs and expenses that exclude the impact of amortization expense, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of items that would normally be included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by Kratos may not be comparable to similarly titled amounts reported by other companies.

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

Overview

        We are an innovative provider of mission critical engineering, information technology (IT) services and warfighter solutions. We work primarily for the U.S. government and federal government agencies, but we also perform work for state and local agencies and commercial customers. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Intelligence, Surveillance and Reconnaissance (C4ISR); weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system test and evaluation; missile and rocket mission launch services; public safety, security and surveillance systems; modeling and simulation; unmanned aerial vehicle (UAV) systems; advanced network engineering and information technology services; and advanced information technology services. We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across our core service areas.

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

        We issued 2.5 million shares to SYS shareholders in the acquisition, for a total purchase price of $55.9 million including direct transaction costs of $2.4 million. Each share of SYS common stock was converted into the right to receive 0.12582 shares of Kratos common stock. The value of the Kratos common stock issued in the acquisition was derived from the number of shares of Kratos common stock issued, or 2.5 million, at a price of $20.22 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the acquisition on February 21, 2008. Following the closing of the acquisition, we implemented a plan to restructure and/or exit certain business activities of SYS. The plan included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.5 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying condensed consolidated financial statements.

        In addition, we identified three business units of SYS that were not core to our business strategy and/or have been dilutive to profitability. We completed the sale of these businesses in the first quarter of 2009 for an aggregate cash consideration of approximately $0.4 million. We expect the divestiture of these businesses to slightly reduce revenues going forward, and increase profitability and cash flow. These businesses have been classified as discontinued operations in our condensed consolidated financial statements for the three and nine months ended as of September 28, 2008 and September 27, 2009.

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

        The total stock for stock transaction was valued at approximately $37.0 million, including transaction costs of $0.9 million. We issued 2.3 million shares to DFI shareholders and assumed outstanding DFI options, which resulted in the assumption of options to acquire approximately 1.0 million Kratos shares. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 2.3 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 0.17933 for each DFI share, at a price of $12.70 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the merger on November 24, 2008. The fair value of the options assumed that were allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed.

        For a complete description of our business and a discussion of our complete critical accounting matters, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2009.

        On September 10, 2009, we completed a 1-for-10 reverse split of our common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

        As of September 27, 2009, we consider the following factors to be important in understanding our financial statements.

        Kratos Government Solutions' business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under fixed-price contracts, we agree to perform certain work for a fixed price. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Our Public Security and Safety contracts are primarily fixed-price contracts whereby revenue is recognized using the percentage-of-completion method of accounting under the provisions of FASB ASC Topic 605 Revenue Recognition. For contracts offered on a time and material basis, we recognize revenues as services are performed.

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

Comparison of Results for the Three Months Ended September 28, 2008 to the Three Months Ended September 27, 2009

        Revenues.    Revenues increased $8.2 million from $77.9 million for the three months ended September 28, 2008 to $86.1 million for the three months ended September 27, 2009. This increase was primarily due to $15.2 million in aggregate revenues from DFI, which was acquired on December 24, 2008, partially offset by reductions in our commercial and public safety & security system integration business, which was negatively impacted by the current adverse economic environment, the substantial completion of a weapons system contract, and the planned reductions of acquired small business set aside contract work, pass through work and other contract work in our Government Solutions segment. Revenues by operating segment for the three months ended September 28, 2008 and September 27, 2009 are as follows (in millions):

	2008	2009	$ change	% change
Government Solutions	$67.9	$79.0	$11.1	16.3%
Public Safety & Security	10.0	7.1	(2.9)	(29.0)%

Total revenues	$77.9	$86.1	$8.2	10.5%

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

        Cost of Revenues.    Cost of revenues increased from $60.7 million for the three months ended September 28, 2008 to $68.4 million for the three months ended September 27, 2009. The $7.7 million increase in cost of revenues was primarily a result of the increase in aggregate cost of revenues of $12.6 million from DFI, partially offset by reduced costs related to the reductions in revenues described above. Gross margin decreased from 22.1% for the three months ended September 28, 2008 to 20.6% for the three months ended September 27, 2009. The decrease in gross margin primarily resulted from a change in the mix of revenues.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) increased from $13.1 million for the three months ended September 28, 2008 to $13.3 million for the three months ended September 27, 2009. The increase was primarily a result of $1.0 million in increased costs as a result of the DFI acquisition offset by reduction in corporate expenses and cost reductions in the PSS segment. As a percentage of revenues, SG&A decreased from 16.8% to 15.5%. Excluding amortization of intangibles of $1.3 million for the three months ended September 28, 2008 and amortization of intangibles of $1.5 million for the three months ended September 27, 2009, SG&A decreased as a percentage of revenues from 15.1% to 13.7% for the three months ended September 28,

2008 and September 27, 2009, respectively, reflecting cost reductions and leverage on our increased revenues.

        Recovery of Unauthorized Issuance of Stock Options, Stock Option Investigation and Related Fees and Settlement of Derivative Lawsuit.    In the third quarter of 2008, our directors and officers liability insurance carriers agreed to reimburse us for $1.0 million related to fees previously incurred with respect to the investigation by the U.S. Attorney's Office and was recorded as a credit in the three-month period ended September 28, 2008. In September 2009, we reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. We had previously accrued $0.7 million related to the estimated settlement of this matter and in the three months ended September 27, 2009, we recorded a reduction to the estimated accrued settlement amount of $0.5 million as a result of the settlement agreement. See Note 13 to the Notes to the Consolidated Financial Statements for a further discussion of the derivative lawsuits.

        Impairment of Assets and Adjustments to the Liability for Unused Office Space.    The expense of $0.3 million for the three months ended September 28, 2008 was comprised of the write-off of fees related to our withdrawal of our previously filed Form S-3 and S-4 shelf registration statements which could no longer be used as a result of a change in regulations, partially offset by a favorable adjustment to our unused office space accrual as the result of a sublease of additional space at our corporate office.

        Research and Development Expenses.    Research and development expenses (R&D) decreased from $0.5 million for the three months ended September 28, 2008 to $0.4 million for the three months ended September 27, 2009.

        Other Expense, Net.    Other expense, net decreased from $2.9 million to $2.2 million for the three months ended September 28, 2008 and September 27, 2009, respectively. The decrease in expense of $0.7 million is primarily related to a decrease in interest expense of $0.5 million and a decrease of $0.2 million in other expense primarily related to the non-cash charges to mark the derivative related to the credit facility to market.

        Provision (Benefit) for Income Taxes.    Income taxes changed from a provision of $0.5 million, or a 36% rate, on income of $1.4 million before income taxes in the three months ended September 28, 2008 to a benefit of $0.1 million, or a negative 4% rate, on income of $2.3 million before income taxes for the three months ended September 27, 2009. The provision for the three months ended September 28, 2008 was primarily due to the increase in the deferred tax liability related to the temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets and certain state taxes. The benefit for the three months ended September 27, 2009 was primarily due to the true-up of prior-year estimates in the financial statement tax provision to the tax returns actually filed for the year.

        Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations improved from a loss of $1.1 million to income of $0.3 million for the three months ended September 28, 2008 and September 27, 2009, respectively. The income of $0.3 million for the three months ended September 27, 2009 was primarily due to a reduction in liabilities as a result of the final settlement of sales and use tax liabilities related to our discontinued wireless deployment business. Revenues generated by these businesses were approximately $3.6 million and $1.5 million for the three months ended September 28, 2008 and September 27, 2009, respectively. Loss before taxes was $1.3 million for the three months ended September 28, 2008 and income of $0.3 million for the three months ended September 27, 2009. The tax benefit of $0.2 million for the three months ended September 28, 2008 was primarily related to foreign exchange adjustments and additional interest accrued for certain foreign tax contingencies.

Comparison of Results for the Nine Months Ended September 28, 2008 to the Nine Months Ended September 27, 2009

        Revenues.    Revenues increased $46.4 million from $212.9 million for the nine months ended September 28, 2008 to $259.3 million for the nine months ended September 27, 2009. This increase was primarily due to $74.7 million in revenues from SYS and DFI, which were acquired on June 28, 2008 and December 24, 2008, respectively, partially offset by aggregate reductions in our commercial and public safety & security system integration business, which was negatively impacted by the current adverse economic environment, the substantial completion of a weapons system contract, and the planned reductions of acquired small business set aside contract work, pass through work and other contract work in our Government Solutions segment. Revenues by operating segment for the nine months ended September 28, 2008 and September 27, 2009 are as follows (in millions):

	2008	2009	$ change	% change
Government Solutions	$182.0	$236.6	$54.6	30.0%
Public Safety & Security	30.9	22.7	(8.2)	(26.5)%

Total revenues	$212.9	$259.3	$46.4	21.8%

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

        Cost of Revenues.    Cost of revenues increased from $171.0 million for the nine months ended September 28, 2008 to $207.0 million for the nine months ended September 27, 2009. The $36.0 million increase in cost of revenues was primarily a result of the increase in cost of revenues of $63.0 million from SYS and DFI, offset by reduced costs related to the reductions in revenues previously discussed. Gross margin increased from 19.7% to 20.2% for the nine months ended September 28, 2008 and September 27, 2009, respectively. The increase in gross margin primarily resulted from a reduction in pass through work which has a lower margin and improved operating performance in the Government Solutions segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) increased from $34.8 million for the nine months ended September 28, 2008 to $39.7 million for the nine months ended September 27, 2009. The increase was primarily a result of $4.3 million in increased costs from the SYS and DFI acquisitions and increased stock compensation expense of $0.3 million. As a percentage of revenues, SG&A decreased from 16.3% to 15.3%. Excluding amortization of intangibles of $3.5 million for the nine months ended September 28, 2008 and amortization of intangibles of $4.4 million for the nine months ended September 27, 2009, SG&A decreased as a percentage of revenues from 14.7% to 13.6% for the nine months ended September 28, 2008 and September 27, 2009, respectively, reflecting leverage on our increased revenues.

        Recovery of Unauthorized Issuance of Stock Options, Stock Option Investigation and Related Fees and Settlement of Derivative Litigation.    The benefit of $1.6 million in the nine months ended September 28, 2008 is a result of our insurance carriers agreeing to reimburse us for costs previously expensed. In June 2008, our insurance carrier agreed to reimburse us for $0.6 million related to the theft of stock options. In September 2008, our directors' and officers' liability insurers agreed to reimburse us for

$1.0 million related to fees previously incurred on the investigation of historical stock option grants by the U.S. Attorney's Office. In September 2009, we reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. We had previously accrued $0.7 million related to the estimated settlement of this matter and in the third quarter of 2009 we recorded a reduction to that estimated settlement amount of $0.5 million as a result of the settlement agreement. See Note 13 to the Notes to the Consolidated Financial Statements for a further discussion of the derivative lawsuits.

        Impairment of Assets and Adjustment to the Liability for Unused Office Space.    The benefit in the nine months ended September 28, 2008 of $0.3 million is primarily a result of a change in estimate of our excess facility accrual for obligations under facility leases. As a result of the SYS acquisition, we determined that a portion of our corporate facility would be used commencing in the third quarter of 2008. This was partially offset by a write-off of fees related to our withdrawal of our previously filed Form S-3 and S-4 registration statements filed in 2004 which were no longer able to be used as a result of a change in regulations. For the nine months ended September 27, 2009, we recorded an expense of $0.6 million in our excess facility accrual as a result of the consolidation of space at our corporate headquarters following the sale of the SYS commercial businesses and as a result of the cancellation of a sublease of one of our tenants due to financial difficulties.

        Research and Development Expenses.    Research and development expenses (R&D) increased from $0.5 million for the nine months ended September 28, 2008 to $1.3 million for the nine months ended September 27, 2009 as a result of the R&D expenses incurred by SYS and DFI, which were acquired on June 28, 2008 and December 24, 2008, respectively.

        Impairment of Goodwill.    The impairment charge of $41.3 million for the nine months ended September 27, 2009, is primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we use the income approach and validate its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we perform our analysis. The average market price of our stock as of February 28, 2009 was $7.80 which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008 which had an average stock price of $12.90. We reconcile the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital (WACC) increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

        Our forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. Our historical growth rates and operating results are not indicative of our future growth rates and operating results as a consequence of our transformation of the Company from a commercial wireless service provider to a U.S. government defense contractor. The decline in revenues on a pro forma basis after considering recent acquisitions, which was expected by us, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Certain of the contract awards that were legacy small business awards to businesses which we acquired may result in a reduction of revenues when the contracts are completed and recompeted and awarded to us as a subcontractor rather than as a prime contractor. We believe that the expected impact to our revenues will not be material related to this conversion. Our projected growth rates take into consideration this anticipated impact on small business awards.

        Our contracts are long-term in nature and are supported by significant backlog. Because our contracts are of a long-term nature, a majority of our receivables are with agencies within the U. S. government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. government, we are not subject to significant short term changes in operating cash flow. Moreover, because of the nature of our current business we do not have significant capital expenditure requirements. Additionally, our contract base is highly diversified and the loss of any one contract would not impact revenues by more than 3%. In addition, we did not assume a recovery of the global or national economy in our cash flow projections in either analysis. The charge does not impact our normal business operations.

        Other Expense, Net.    Other expense, net increased from $6.8 million to $7.9 million for the nine months ended September 28, 2008 and September 27, 2009, respectively. The increase in expense of $1.1 million is primarily related to a $0.9 million increase in other expense primarily related to the non-cash charges to mark the derivative related to our credit facility to market. The increase in interest expense of $0.2 million was primarily related to an increase in interest expense for this derivative instrument.

        Provision for Income Taxes.    Provision for income taxes decreased from a provision of $1.4 million, or a 82% rate, on income of $1.7 million before income taxes for the nine months ended September 28, 2008 to a provision of $0.5 million, or a negative 1% rate, on a loss before income taxes of $38.3 million. The provision for the nine months ended September 28, 2008 was primarily due to the increase in the deferred tax liability related to the temporary differences on indefinite life intangibles that were not offset by deferred tax assets due to the full valuation allowance we have recorded on these assets and certain state taxes. The tax provision in the nine months ended September 27, 2009 was primarily due to state taxes for certain states that are filed on a stand-alone basis and minimum taxes that we are subject to regardless of our income.

        Loss from Discontinued Operations.    Loss from discontinued operations increased from $1.6 million to $3.1 million for the nine months ended September 28, 2008 and September 27, 2009, respectively. In 2009, $2.0 million of the loss was related to the impairment of assets related to the Southeast division of PSS recorded to reflect management's estimate of the fair value of this business. Revenues generated by these businesses were approximately $9.1 million and $4.1 million for the nine months ended September 28, 2008 and September 27, 2009, respectively. Losses before taxes were $2.7 million for the nine months ended September 28, 2008 and $1.5 million excluding the impairment charge for the nine months ended September 27, 2009. For the nine months ended September 28, 2008 and September 27, 2009, we recognized a tax benefit of $1.1 million and $0.4 million, respectively, primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies.

Backlog

        As of September 28, 2008, and September 27, 2009, our backlog was approximately $500 million and $620 million respectively, of which $150 million was funded in 2008 and $130 million in 2009. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

        As of September 27, 2009, we had consolidated cash and cash equivalents of $10.9 million, consolidated long-term and short-term debt of $57.5 million, and consolidated stockholders' equity of $123.8 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility.

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

        A summary of our net cash provided by (used in) operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine months ended September 28, 2008	Nine months ended September 27, 2009
Net cash provided by (used in) operating activities of continuing operations	$(4.1)	$23.2

        Cash provided by operating activities from continuing operations for the nine months ended September 27, 2009 increased by $27.3 million from the nine months ended September 28, 2008, primarily as a result of increased cash collections on our accounts receivable balances resulting in the reduction of our Days Sales Outstanding from 107 days for the year ended December 28, 2008, to 85 days for the nine months ended September 27, 2009, partially offset by payments related to accrued liabilities.

        Our cash used in investing activities from continuing operations are summarized as follows (in millions):

	Nine months ended September 28, 2008	Nine months ended September 27, 2009
Investing activities:
Increase in restricted cash	$(1.5)	$—
Cash paid for acquisitions, net of cash acquired	(2.1)	(1.0)
Cash paid for contingent acquisition consideration	—	(3.0)
Proceeds/(payments) from the disposition of discontinued operations	0.3	(2.4)
Other, net	(0.3)	(0.3)

Net cash used in investing activities from continuing operations	$(3.6)	$(6.7)

        During the nine months ended September 28, 2008, investing activities included proceeds received of $2.3 million from the settlement of the working capital amount owed by LCC on the sale of our domestic engineering operations which was substantially offset by cash paid of $2.0 million to Platinum Equity in partial settlement of the working capital adjustment for the sale of our wireless deployment business. We made payments of $2.1 million, net of $4.0 million of cash acquired, related to our Haverstick and SYS acquisitions and payments of $1.5 million in our restricted cash accounts as a result of the first amendment to our credit facility in March 2008, which required us to set aside proceeds from the recovery of the theft of stock options in a restricted account to fund the legal settlements related to our securities lawsuits.

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities for the nine months ended September 27, 2009 as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. During the nine months ended September 27, 2009, we made the final holdback payment of $2.4 million for the MRC acquisition and the first holdback payment of $0.6 million related to the Haverstick acquisition. The final holdback payment of $0.6 million related to the Haverstick acquisition was made on October 1, 2009.

        During the nine months ended September 27, 2009, we also made the final payments related to the sale of our domestic wireless deployment business of $2.8 million to Platinum Equity. These payments were partially offset by proceeds of $0.4 million related to the sale of our discontinued SYS commercial businesses.

        Cash provided by (used in) financing activities from continuing operations are summarized as follows (in millions):

	Nine months ended September 28, 2008	Nine months ended September 27, 2009
Financing activities:
Payments of subordinated debt	$—	$(2.1)
Borrowings under credit facility	6.0	5.0
Repayments under credit facility	(2.0)	(27.3)
Proceeds from sale of common stock	—	17.7
Other	(0.2)	0.3

Net cash provided by (used in) financing activities from continuing operations	$3.8	$(6.4)

        During the nine months ended September 28, 2008, cash provided by financing activities was primarily related to borrowing on our credit facility.

        On September 2, 2009, we completed the sale of 2.6 million shares of common stock at $7.20 per share in a registered direct public offering. The offering provided gross proceeds of $18.7 million and net proceeds of $17.5 million. Expenses of $0.2 million related to the offering will not be paid until the fourth quarter of 2009. We used the proceeds of the sale of the common stock to reduce debt on our revolver. As a result of the settlement agreement we executed with the lenders on our Credit Facility, on October 16, 2009, we reborrowed $17.5 million on our revolver and paid down $17.5 million in debt on the first lien term note at par with no prepayment penalty or make whole payment. On October 16, 2009, we also paid $0.5 million in fees to the lenders as a result of the Third Amendment to the Credit Agreement that was part of the Settlement Agreement. See Note 8 to the Notes to the Consolidated Financial Statements for a further discussion of the Settlement Agreement and Third Amendment to our Credit Facility.

        As a result of the $17.5 million extinguishment of the first lien term loan in October 2009, we expect to accelerate the amortization of approximately $0.7 million in deferred financing costs as interest expense in the fourth quarter of 2009. The $0.5 million in fees paid to the lenders in October will be amortized over the remaining term of the Credit Facility.

        Cash used in discontinued operations are summarized as follows (in millions):

	Nine months ended September 28, 2008	Nine months ended September 27, 2009
Net cash flows used in discontinued operations	$(2.1)	$(2.9)

        The cash flows used by discontinued operations increased by $0.8 million primarily as a result of the use of cash by the SYS commercial businesses which were sold during the first quarter of 2009.

Contractual Obligations and Commitments

        In connection with our historical business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of FASB ASC Topic 805 Business Combinations, such amounts are accrued, and therefore, recorded when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. As of September 27, 2009, we have accrued $0.6 million of cash holdback and approximately 140,000 shares of stock holdback which is the final holdback related to the Haverstick acquisition. This was paid on October 1, 2009.

        We have a credit facility of $85.0 million with KeyBank National Association ("KeyBank") as administrative agent. This credit facility provides for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit. KeyBank holds the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), holds the first lien term note. The $10.0 million term loan has a five and one half-year term with principal payments of $25,000 required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan has a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans have a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit has a four year term which expires on December 31, 2012. All loans under the credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates are subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        As of September 27, 2009, our outstanding balance on the facility was $56.5 million and the weighted average interest rate on the debt as of September 27, 2009 was 11.59%. As of September 27, 2009, the unused credit under the revolving line of credit was approximately $20.9 million. The only restriction on the use of these funds is that we must be in compliance with covenants of the credit facility. We were in compliance with all covenants under the credit facility as of September 27, 2009.

        On June 4, 2009, we filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under our credit agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, and KeyBank National Association seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. On October 16, 2009, the parties executed a Settlement Agreement related to this complaint and a Third Amendment to our Credit Agreement. Among other things, the Settlement Agreement and Third Amendment:

  •
  reform the error in the minimum liquidity ratio in accordance with our request;

  •
  provide that the net proceeds from the offering on September 2, 2009 must be used to reduce the first term loan at par with no prepayment penalty or make whole payments;

  •
  provide that if we refinance the remaining balance of the first lien term loan by March 12, 2010, the extinguishment of the term loan will be at par with no prepayment penalty or make whole payments;

  •
  extend the term on the revolving line of credit by one year to December 31, 2012; and

  •
  require us to pay a $0.5 million fee to its lenders.

        As of September 27, 2009, the $17.5 million net proceeds from our public offering had been used to reduce the balance on our revolving line of credit. On October 16, 2009, we borrowed $17.5 million from our revolving line of credit to make the payment of $17.5 million on the first lien term loan in accordance with the terms of the Settlement Agreement and the Third Amendment to the Credit Agreement and we made the payment of the $0.5 million in fees to the lenders.

        As of November 3, 2009, the balance on the first lien term loan was $26.2 million, the balance on the second lien term loan was $9.9 million, and the balance on the revolving line of credit was $20.4 million, with $1.2 million of letter of credit outstanding and $3.4 million available.

        As of December 28, 2008, we had outstanding convertible notes payable totaling $3.1 million which were acquired as a result of the SYS acquisition, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinated to our bank debt and bear interest at 10% per annum payable quarterly. Principal was due February 14, 2009 and the notes were convertible at any time into shares of common stock at a conversion rate of $28.60 per share. In February 2009, in the interest of preserving cash due to the current macroeconomic conditions, the Company provided each note holder with the option to:

  (1)
  Be paid cash in accordance with the original agreement;

  (2)
  Extend the note for an additional 18 months at the existing 10% rate and modify the conversion feature to the lower of the existing conversion price of $28.60 per share or the Kratos closing share value on February 13, 2009; or

  (3)
  Convert the principal balance into Kratos shares at the lower of the existing conversion price of $28.60 or the Kratos closing share value on February 13, 2009 less a 10% discount.

        As of September 27, 2009, $2.1 million of the notes had been paid and $1.0 million of the notes had been extended to August 14, 2010. The balance of the outstanding notes of $1.0 million, which is potentially convertible into common stock of Kratos at $10.20 per share or approximately 94,000 shares, is reflected in the current portion of long-term debt in the accompanying condensed consolidated balance sheets.

        On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million related to the sale of our wireless deployment business. In connection with that resolution, the earn-out arrangement was terminated. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. We did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March 2009, we paid $1.5 million of the working capital adjustment. On August 4, 2009, we paid $1.3 million in full settlement of amounts due to Platinum Equity.

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

        In 2008, we paid approximately $4.8 million related to the 2004 and 2007 securities litigation settlements, as discussed in Note 13—Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report. This amount was partially funded by $2.2 million from the restricted cash account we were required to fund as a result of the first amendment to our current credit facility. We also funded $5.5 million in 2008 for legal fees incurred on our internal stock option investigation which we completed in 2007. In addition, if we become subject to significant judgments, settlements, or fines related to the matters discussed in Note 13—Legal Matters, or any other matters, or incur legal fees in excess of our current expectations, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our ability to access the capital markets and maintain compliance with our debt covenants.

        On September 2, 2009, we sold 2.6 million shares of our common stock to institutional investors at a purchase price of $7.20 in a registered direct public offering. We received gross proceeds of $18.7 million. After deducting placement agent fees and other offering expenses, some of which will not be paid until the fourth quarter of 2009, we received $17.5 million in net proceeds. We used the net proceeds from this transaction to repay existing indebtedness.

        As discussed in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, or if there are changes in the status of litigation that results in payment of significant settlements or increased accruals for contingent liabilities, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources and we could be unable to make a scheduled debt payment. We currently carry a significant amount of debt and have experienced recurring losses and negative cash flows from continuing operations. Given the highly leveraged liquidity position, any down-turn in our operating earnings or cash flows could impair our ability to comply with the financial covenants of our existing credit facility. Our ability to execute on additional business opportunities may be limited due to existing borrowing capacity. If we believe a covenant violation is more than likely to occur in the near future, we would seek relief from our lenders. This relief, if available, would have some cost to us and such relief might not be on terms as favorable as those in the existing credit agreement. If we were to actually default due to our failure to meet the financial covenants of our credit agreement and inability to obtain a waiver from the lenders, our credit agreement could require us to immediately repay all amounts then outstanding under the credit agreement and/or require us to pay interest at default rates per the credit agreement.

        In the event we were required to repay the amount outstanding under the existing credit facility, we would need to obtain alternative sources of financing to continue our operating activities at existing levels. There can be no assurance that alternative financing would be available on acceptable terms or at all.

        The credit agreements contain covenants which impose certain restrictions on our ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to reduce indebtedness and may not be reborrowed. In addition, the credit agreements contain certain financial covenants which are defined by the terms of the agreements. As of September 27, 2009, we were in compliance with all financial covenants under the credit agreements.

        As of September 27, 2009, the $17.5 million net proceeds from our registered direct public offering had been used to reduce the balance on our revolving line of credit. On October 16, 2009, we borrowed $17.5 million from its revolving line of credit to make the payment of $17.5 million on the first lien term loan in accordance with the terms of the Settlement Agreement and the Third Amendment to the Credit Agreement and we made the payment of the $0.5 million in fees to the lenders which will be amortized as deferred financing costs over the remaining term of the Credit Agreement. As a result of the $17.5 million payment on the first lien term loan, the unamortized deferred financing costs of $0.7 million related to this payment will be expensed in the fourth quarter of 2009.

Critical Accounting Principles and Estimates

        There have been no significant changes to our Critical Accounting Policies or Estimates during 2009. Refer to our Critical Accounting Policies and Estimates in Form 10-K for the year ended December 28, 2008, as filed with the Securities and Exchange Commission on March 10, 2009.

        Goodwill and Purchased Intangibles.    We perform our impairment test for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by fist identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our December 28, 2008 annual impairment assessment and our interim test as of February 28, 2009, we identified our reporting units to be our operating segments which are Government Solutions and Public Safety and Security.

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

        In applying the income approach to our impairment test for goodwill, we make assumptions about the amount and timing of future expected cash flows; terminal growth rates, appropriate discount rates, and the control premium a controlling shareholder could be expected to pay:

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

  •
  We use an estimated control premium in reconciling the aggregate value of our reporting units to our market capitalization. As discussed in FASB ASC Topic 350 Intangibles—Goodwill and Other, control premiums may effectively cause a company's aggregate fair value of its reporting unit(s) to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. As a result, the measurement of fair value of an entity with a collection of assets and liabilities that operate together to produce cash flows is different from the fair value measurement of that entity's individual securities, hence, the reason a control premium is paid.

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

        As a result of the assumptions used in our analyses, several factors could result in impairment of our $110.2 million goodwill and $27.8 million long-lived intangibles in future periods, including but not limited to:

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

Recent Accounting Pronouncements

        On July 1, 2009 the Financial Accounting Standards Board officially launched the Accounting Standards Codification (FASB ASC) as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC Topic 105 Generally Accepted Accounting Principles is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In August 2009, the SEC issued Interpretive Release No. 33-9062, "Commission Guidance Regarding the Financial Accounting Standards Board's Accounting Standards Codification" regarding the impact of the FASB Codification on certain SEC rules, regulations, and interpretive releases and staff accounting bulletins. The SEC advised that references to FASB standards in current SEC text should correspond to the rules in the FASB ASC. The FASB ASC does not supersede any SEC rules or regulations. The FASB ASC should not be considered the authoritative source for SEC guidance.

        The disclosure requirements of FASB ASC Topic 820 Fair Value Measurements and Disclosures (Topic 820), which took effect on January 1, 2008, are presented in Note 9. On January 1, 2009, the Company implemented the previously deferred provisions of Topic 820 for nonfinancial assets and liabilities recorded at fair value, as required.

        The disclosure requirements of FASB ASC Topic 815 Derivatives and Hedging, which took effect on January 1, 2009, are presented in Note 10.

        The accounting requirements of FASB ASC Topic 805 Business Combinations, which took effect on January 1, 2009, were adopted but had no impact on the Company's consolidated financial statements.

        The accounting and presentation requirements of FASB ASC Topic 810 Consolidation, which took effect on January 1, 2009, had no impact on the financial statements as the Company's non-controlling interests are not material.

        The disclosure requirements of FASB ASC Topic 855 Subsequent Events (Topic 855), which took effect on June 15, 2009, requiring disclosure of the date through which subsequent events have been evaluated. The Company has adopted Topic 855 and considers its' financial statements issued as of the date of filing with the Securities and Exchange Commission (SEC) and as such, evaluates subsequent events up to and including the date of filing with the SEC.

        As of September 27, 2009, the Company implemented FASB ASC Topic 825 Financial Instrument (Topic 825). Topic 825 amends previous accounting literature to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The amendment changes FASB ASC Topic 270 Interim Reporting (Topic 270), to require those disclosures in all interim financial statements. Topic 825 is effective for periods ending after June 15, 2009. In the second quarter of 2009, the Company implemented Topic 825 and Topic 270. See Note 9, "Fair Value Measurements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our credit facility with KeyBank Capital Markets. Based on our average outstanding balances during the nine months ended September 27, 2009, a 1% change in the LIBOR rate would not impact our financial position and results of operations as a result of the 4.25%

LIBOR floor rate on our credit facility. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with investment grade counterparties to reduce exposure to nonperformance on such instruments.

        Cash and cash equivalents as of September 27, 2009 were $10.9 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the nine month period ended September 27, 2009.

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

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2009.

        There was no change in our internal control over financial reporting during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Appeals of the final approval decision must be filed within 30 days of the date judgment is entered. Due to the inherent uncertainties of litigation and because the time to file an appeal of final approval of the settlement has not run, the ultimate outcome of the matter is uncertain.

2004 and 2007 Derivative Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants ("Defendants") in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally alleged that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits alleged that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs sought unspecified damages. On January 13, 2009, following a motion by the parties, the Court granted final approval of the settlement of these claims, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the Court, Defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the Court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. Basically, plaintiffs allege that the Company "backdated" or "springloaded" employee stock option grants so that the options were granted at less than fair market value. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the Court took the motion under submission without oral argument. On February 26, 2008, the Court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the Court for certification and entry of final judgment of the Court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, Plaintiffs filed a notice of appeal of the personal jurisdictional order. The parties have conferred and discussed the Court's personal jurisdictional order, notice of appeal, and appellate briefing schedule and have stipulated to a briefing schedule for any remaining motions to dismiss that the Company, along with the individual defendants subject to the court's jurisdiction, may bring in an effort to dismiss the complaint as to them. However, in light of the tentative settlement of all derivative litigation, discussed below, the parties have requested that the appeal, and all other matters except as necessary to document the settlement, be stayed pending approval of the settlement by the district court.

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

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal lawsuits, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuit. In October 2009, the parties notified Court of the status of the federal action and stipulated to stay the matter for an additional six months. The Court subsequently granted the parties' stipulation and stay request and ordered the parties to file an updated status report in April 2010.

        In October 2009, following a voluntarily mediation and subsequent negotiations related to all of the above-described derivative litigation, the parties reached an agreement in principle to settle all claims in the federal and state derivative litigation. The parties currently are in the process of drafting settlement papers, and expect to submit them to the federal district court for approval shortly. There is no guarantee, however, that the settlement will be approved by the court. In addition, defendants continue to believe that plaintiffs' allegations lack merit and intend to vigorously defend all claims asserted if the settlement is not approved. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.1 million based on the Company's estimate of the potential amount it would have to pay in relation to these lawsuits.

Other Litigation and Government Reviews and Investigations

        In January 2005, a former independent contractor of the Company filed a lawsuit in Brazil against the Company's subsidiary, WFI de Brazil, to which he had been assigned for a period of time. He sought to be designated an employee of WFI de Brazil and entitled to severance and related compensation pursuant to Brazilian labor law. The individual sought back wages, vacation pay, stock option compensation and related benefits in excess of $0.5 million. This matter was argued before the appropriate labor court in July 2005 and in July 2006, the labor court awarded the individual the Brazilian currency equivalent of approximately $0.5 million for his back wages, vacation pay and certain other benefits. The Company filed an appeal on the matter on July 20, 2006 and is challenging the basis for the award on several theories. On August 22, 2007, the appeals court partially upheld the Company's appeal, although it upheld the individual's designation as an employee. The court is reviewing possible damage calculations before publishing a final decision. The Company's counsel is preparing a motion for clarification of the judgment due to omissions in the decision. The Company has accrued approximately $0.5 million as of September 27, 2009, related to this matter.

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

        On May 3, 2007, Kratos announced that it had filed a lawsuit against a former employee who previously served as its stock option administrator and left Kratos in mid-2004, and his spouse. The lawsuit sought to recover damages resulting from the theft by a former employee of Kratos stock options and common stock valued in excess of $6.3 million. Kratos promptly reported to the SEC the discovery of the theft. The SEC initiated an inquiry and commenced an enforcement action against the former employee. The U.S. Attorney's Office also forwarded a grand jury subpoena to Kratos seeking records related to the former employee and Kratos' historical option granting practices. The SEC filed a federal lawsuit and obtained a temporary restraining order and asset freeze against the former employee and his spouse. The U.S. Attorney's Office indicted him for the theft and he pled guilty to federal criminal charges and has been sentenced to 46 months in prison and currently is incarcerated. The SEC and U.S. Attorney's Office have each notified Kratos that they have completed their respective investigations and do not intend to recommend any action against the Company. The former employee and his wife entered into a settlement agreement with Kratos on October 5, 2007 and the court entered a final judgment approving the settlement on February 19, 2008. Kratos' directors' and officers' liability insurers agreed to reimburse it for $4.1 million in the third and fourth quarters of 2008 related to fees previously incurred on the ongoing investigation by the U.S. Attorney's Office as well as fees previously incurred on the SEC investigation.

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its Credit Agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), and KeyBank National Association ("KeyBank") seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations related to a financial covenant. On August 5, 2009, Silverpoint filed a complaint in the United States District Court for the Southern District of New York against the Company and KeyBank, seeking declaratory relief that the financial covenants were enforceable as written.

        On October 16, 2009, the Company and the lenders under its Credit Agreement executed a Settlement Agreement related to this complaint and executed a Third Amendment to its Credit Agreement. Under the Settlement Agreement, the parties agree to dismiss the actions with prejudice and release the other parties from all claims. Among other things, the Settlement Agreement and Third Amendment:

  •
  reform the error in the minimum liquidity ratio in accordance with the Company's request;

  •
  provide that the net proceeds from the Company's registered direct public offering on September 2, 2009 must be used to reduce the first term loan at par with no prepayment penalty or make whole payments;

  •
  provide that if the Company refinances the remaining balance of the first lien term loan by March 12, 2010, the extinguishment of the term loan will be at par with no prepayment penalty or make whole payments;

  •
  extend the term on the revolving line of credit by one year to December 31, 2012; and

  •
  require the Company to pay a $0.5 million fee to its lenders.

        As of September 27, 2009, the $17.5 million net proceeds from the Company's registered direct public offering had been used to reduce the balance on the Company's revolving line of credit. On October 16, 2009, the Company borrowed $17.5 million from its revolving line of credit to make the payment of $17.5 million on the first lien term loan in accordance with the terms of the Settlement Agreement and the Third Amendment to its Credit Agreement and the Company made the payment of the $0.5 million in fees to the lenders.

        On October 21, 2009, one of our divisions received a default notice from a state government customer. The default notice asserts that our division has failed to meet certain performance deadlines in the contractual arrangement. We are currently working with the state to resolve the default notice and to obtain a contractual amendment and funding increase for scope changes requested by the state. We have also terminated one of our subcontractors on the project, which was under a fixed price contractual arrangement to deliver a substantial portion of the requirements of the project, and are evaluating our available legal remedies against the original subcontractor, which sold its business to the current subcontractor. We believe that the resolution of these various related matters will be determined at the time of completion, which we estimate will be the first quarter of 2010. In the event that we are unable to cure the default with the state, we could be subject to various liquidated damages under the contractual arrangement, which could be material to our operating results. We are currently in the process of assessing our future involvement in this business line.

        The Company's role as a contractor to agencies and departments of the U.S. Government results in the Company being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest. These investigations may be conducted without the Company's knowledge. The Company is unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against the Company, its officers or employees. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company's business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.

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

        Our debt service obligations are estimated to be approximately $28.5 million to $41.5 million in 2009, including approximately $23.4 million of principal repayments which includes $17.5 million in payment of debt on our first lien term note as a result of the net equity proceeds received from our issuance of common stock on September 2, 2009 and the Settlement Agreement and Third Amendment to our Credit Facility which was executed on October 16, 2009. This debt service may have an adverse impact on our earnings and cash flow, which could in turn negatively impact our stock price.

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

        A significant portion of our net assets come from goodwill and other intangible assets. In accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other (Topic 350), we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified. In 2008, as a result of our annual review, we recorded a goodwill impairment charge of $105.8 million related to our KGS segment, to reflect the declining market and economic conditions through December 28, 2008.

        In the beginning of 2009 there was a continued significant decline in the stock market in general and specifically as a result of the impact on our stock price, we performed an impairment test for goodwill in accordance with Topic 350 as of February 28, 2009. The test indicated that the book value for the KGS segment exceeded the fair values of the businesses and resulted in our recording a charge totaling $41.3 million in our KGS segment for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008.

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

        As of September 27, 2009, our backlog was approximately $620 million, of which $130 million was funded. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. The remaining $490 million is unfunded backlog, which reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC contracts or GSA schedules beyond awarded or funded task orders, but does include estimates of revenue beyond awarded or funded task orders for other types of IDIQ contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular clients, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

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

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the three and nine months ended September 27, 2009, two customers comprised approximately 61% and 53% of our federal business revenues and total revenues, respectively, and our five largest customers accounted for approximately 74% and 63% of our total federal business revenues and total revenues, respectively. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 34% and 32%, respectively, of our federal business revenues for the nine months ended September 27, 2009. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        On October 21, 2009, one of our divisions received a default notice from a state government customer. The default notice asserts that our division has failed to meet certain performance deadlines in the contractual arrangement. We are currently working with the state to resolve the default notice and to obtain a contractual amendment and funding increase for scope changes requested by the state. We have also terminated one of our subcontractors on the project, which was under a fixed price contractual arrangement to deliver a substantial portion of the requirements of the project, and are evaluating our available legal remedies against the original subcontractor, which sold its business to the current subcontractor. We believe that the resolution of these various related matters will be determined at the time of completion, which we estimate will be the first quarter of 2010. In the event that we are unable to cure the default with the state, we could be subject to various liquidated damages under the contractual arrangement, which could be material to our operating results. We are currently in the process of assessing our future involvement in this business line.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

        Federal government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our compliance with government standards for its accounting and management of internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. The current audits and reviews have become more rigorous and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.

        We recently received an audit report from the DCAA which determined that the accounting system of a KGS segment business unit was inadequate primarily due to a lack of certain written policies and procedures, and an inadequate CAS disclosure statement. We are in the process of appealing the report and requesting a reaudit of the accounting system which we believe will be successfully completed during the fourth quarter of 2009. The failure to obtain an "adequate" determination of one of our business unit's accounting systems from the responsible U.S. Government agency could significantly and adversely effect our business, including our business unit's ability to bid on new CPFF contracts and its competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations, and standards could also result in the U.S. Government imposing penalties and sanctions against us, including suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated.

        While we have submitted all applicable incurred cost claims, the actual indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2004 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

        We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our clients, prime contractors, subcontractors and vendors and may impose added costs on us. Our role as a contractor to agencies and departments of the U.S. Government results in the Company being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with federal government agencies were impaired, or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

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

        In 2006, our current executive management team initiated an internal investigation of our past stock option granting practices in reaction to media reports regarding stock option granting practices of public companies. The facts identified in the internal investigation caused our Audit Committee to conclude that our prior financial statements for periods from 1998 through our filing of interim financial statements for the period ended September 30, 2006 had to be restated to recognize non-cash equity-based compensation charges associated with our equity incentive plans. The review and restatement activities required us to expend significant management time and incur significant legal, accounting and other expenses. Several derivative complaints were filed in state and federal courts against our current directors, some of our former directors and some of our current and former executive officers pertaining to allegations relating to stock option grants. In addition, the SEC initiated an inquiry into our historical stock option granting practices, and we received a subpoena from the United States Attorney's Office for the Southern District of California for the production of documents relating to our historical stock option granting practices. The SEC and U.S. Attorney's Office have each notified us that they have completed their respective investigations and do not intend to recommend any action against us. The adverse publicity associated with our past stock option granting practices and the restatement of our prior financial statements have exposed and could continue to expose us to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions.

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

        On June 4, 2009, we filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its credit agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, and KeyBank National Association seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. On October 16, 2009, the parties executed a Settlement Agreement related to this complaint and a Third Amendment to our Credit Agreement. Among other things, the Settlement Agreement and Third Amendment:

  •
  reform the error in the minimum liquidity ratio in accordance with our request;

  •
  provide that the net proceeds from the public offering on September 2, 2009 must be used to reduce the first term loan at par with no prepayment penalty or make whole payments;

  •
  provide that if we refinance the remaining balance of the first lien term loan by March 12, 2010, the extinguishment of the term loan will be at par with no prepayment penalty or make whole payments;

  •
  extend the term on the revolving line of credit by one year to December 31, 2012; and

  •
  require us to pay a $0.5 million fee to its lenders.

        As of September 27, 2009, the $17.5 million net proceeds from our public offering had been used to reduce the balance on our revolving line of credit. On October 16, 2009, we borrowed $17.5 million from our revolving line of credit to make the payment of $17.5 million on the first lien term loan in accordance with the terms of the Settlement Agreement and the Third Amendment to the Credit Agreement and we made the payment of the $0.5 million in fees to the lenders.

        We are also subject to interest rate risk due to our indebtedness at variable interest rates, based on a base rate or LIBOR floor rate plus an applicable margin. Shifts in interest rates could have a material adverse effect on us.

We may be required to prepay our indebtedness prior to its stated maturity, which may limit our ability to pursue business opportunities.

        Pursuant to the terms of certain of our indebtedness, in certain instances we are required to prepay outstanding indebtedness prior to its stated maturity date. Specifically, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to reduce indebtedness and may not be reborrowed. These prepayment provisions may limit our ability to utilize this cash flow to pursue business opportunities.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined by Section 382 of the Internal Revenue Code. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" (generally defined as greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. At September 27, 2009, we do not believe that any "ownership changes" have occurred which would materially limit the utilization of the loss carryforwards. If an "ownership change" does occur in the future, utilization of the net operating loss or other tax attributes may be limited.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On October 1, 2009, we issued 142,755 shares to the former shareholders of Haverstick Consulting, Inc. in payment of the final stock portion of the holdback consideration pursuant to the Agreement and Plan of Merger, dated November 2, 2007. These shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None

Item 5.    Other Information.

        None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions			*
10.1
	Settlement Agreement and General Release of Claims, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., Key Bank National Association, Field Point III, Ltd., and SPF CDO I, Ltd.			*
10.2
	Third Amendment to First Lien Credit Agreement, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., Key Bank National Association, as Administrative Agent and Lender and other financial institutions parties thereto.			*
10.3
	Third Amendment to Second Lien Credit Agreement, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., Key Bank National Association, as Administrative Agent and Lender and other financial institutions parties thereto.			*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

*
Filed-Furnished Herewith

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco Chief Executive Officer, President (Principal Executive Officer)
By:	/s/ DEANNA H. LUND, CPA Deanna H. Lund Executive Vice President, Chief Financial Officer (Principal Financial Officer)
By:	/s/ LAURA L. SIEGAL Laura L. Siegal Vice President, Corporate Controller (Principal Accounting Officer)

Date: November 3, 2009