Form 10-K
period 2009-12-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2010-03-11
CIK 1069258

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act);

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock (Common Stock) held by non-affiliates as of the last business day of the most recently completed second fiscal quarter (June 28, 2009) was approximately $109.2 million, based on the closing sale price on the NASDAQ Global Select Market on that date.*

*
Excludes the common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the Common Stock outstanding on June 28, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

         The number of shares outstanding of the Registrant's Common Stock was 15,875,919 as of March 5, 2010.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2010 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or Form-10K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 27, 2009.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2009

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

  Overview

        We are an innovative provider of mission critical engineering, information technology (IT) services and warfighter solutions. We work primarily for the U.S. government and federal government agencies, but we also perform work for state and local agencies and commercial customers. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance, and Reconnaissance (C5ISR); weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system test and evaluation; missile and rocket mission launch services; public safety, security and surveillance systems; modeling and simulation; unmanned aerial vehicle (UAV) systems; and advanced network engineering and information technology services. We offer our customers solutions and expertise to support their mission critical needs by leveraging our skills across our core service areas.

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

  Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions (KGS) and Public Safety and Security (PSS). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 13 of Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

  Kratos Government Solutions (KGS) Segment

        The Kratos Government Solutions segment provides engineering, information technology and weapons systems to federal, state, and local government agencies, but primarily the DoD. Our work includes weapon systems sustainment, lifecycle support and extension; C5ISR services; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation, unmanned aerial vehicle (UAV) products and technology, and advanced network engineering and information technology services; and public safety, security and surveillance systems integration. Our KGS segment also provides public safety, security and surveillance systems products and services to the homeland security market with products and services aimed at supporting first responders.

  Public Safety and Security (PSS) Segment

        The Public Safety and Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on both Ethernet and IP based platforms. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are healthcare, government, data centers, large scale industrial and manufacturing, correctional facilities, education and sports and entertainment. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations comprised of Kratos Mid Atlantic, Kratos Southeast, and Kratos Southwest. On June 24, 2009, as a result of continued losses in the Southeast division of PSS, our Board of Directors approved a plan to sell and dispose of this division. The business unit was classified as held for sale and reported in discontinued operations in the accompanying Consolidated Financial Statements.

Industry Background

  U.S. Department of Defense Drives Strategic Priorities for the Company

        The delivery and execution of our mission-critical engineering and support services are driven by the priorities of the U.S. federal government and primarily the Department of Defense. The strategic priorities of the DoD are based in large part on the Quadrennial Defense Review (QDR), the first conducted in an era of global terrorism, which identifies key strategic priorities. These priorities are currently focused on mission critical capabilities of the U.S. armed forces and providing the support infrastructure necessary to sustain these forces in a time of heightened warfare readiness and deployment.

        The 2010 Fiscal Year DoD budget is $636.3 billion, an increase of $11.0 billion over Fiscal Year 2009. The total budgetary increase of approximately 2% represents a significant opportunity to key federal government contractors in support of the DoD's war fighter, information technology, and other operational priorities. The 2010 budget includes supplemental funding of $128.2 billion to support overseas contingency operations, primarily in Iraq and Afghanistan. We believe there will be significant market opportunities for providers of system sustainment, IT and engineering services and solutions to federal government agencies over the next several years, particularly those in the defense and homeland security communities. The President's recent 2011 DoD Budget Request and the QDR are consistent with this outlook.

  Focus on Federal Government Transformation

        The federal government, and the DoD in particular, is in the midst of a significant transformation that is driven by the federal government's need to address the changing nature of global threats. A significant aspect of this transformation is the use of C5ISR, and information technology to increase the federal government's effectiveness and efficiency. The result is increased federal government spending on information technology to upgrade networks and transform the federal government from separate, isolated organizations into larger, enterprise level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all federal government agencies.

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

Competitive Strengths

        We have robust past performance qualifications in our respective business areas; including a work force with significant experience on the various systems and for the customers we serve.

  Significant and Highly Specialized Experience

        Through existing customer engagements and the government focused acquisitions we have completed over the past several years, we have amassed significant and highly specialized experience in areas directly related to weapon system life cycle extension and sustainment; missile, rocket and weapons system test and evaluation; C5ISR; military range operations and technical services and other highly differentiated services and solutions. This collective experience, or past performance qualifications, is a requirement on the majority of contract vehicles and customer engagements we are involved in. We believe this presents a significant barrier to entry and positions us for long-term success.

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

  Diverse Base of Key Contract Vehicles

        As a result of our business development focus on securing key contracts, we are a preferred contractor on numerous multi-year government-wide acquisition contracts and multiple award contracts that provide us with the opportunity to bid on hundreds of millions of dollars of business each year against a discrete number of other pre-qualified companies each year. These contracts include Seaport-e, GSA, Passive RFID EPC-1, PES, IT, LOG World, Mobis Millennia Lite, AMCOM Express, Alliant, StocII, Consolidated Acquisition of Professional Services (CAPS), Support Services for Aviation, Air Defense and Missile Systems, Systems Engineering and Technical Assistance Contract, Specialized Engineering, Development and Test Articles/Models and Theoretical Studies and Engineering Research. While the federal government is not obligated to make any awards under these vehicles, we believe that holding preferred positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our clients.

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

  Highly Skilled Employees and an Experienced Management Team

        We deliver our services through a highly skilled workforce of approximately 1,800 full-time, part-time and on-call employees in our on-going business. Our senior managers have over several hundred years of collective experience with federal government agencies, the U.S. military, and federal government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions. The cumulative experience and differentiated expertise of our personnel in our core focus areas along with our sizable employee base, the majority of which hold government security clearances, allow us to qualify for and bid on larger projects in the prime contracting role.

Services and Solutions

        We provide a range of integrated engineering, war fighter, security and information technology services and solutions by leveraging our core service offerings: weapons systems lifecycle sustainment, support, and extension; C5ISR; military range operations and technical services; missile and rocket test and evaluation; security systems integration; and advanced network engineering and IT services.

Weapon Systems Lifecycle Sustainment, Support and Extension

        We provide weapons systems life cycle sustainment, support, and extension services for the DoD and foreign governments. These services focus on maintaining, testing and repairing certain weapons systems for the war fighter.

C5ISR (Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance)

        In the area of C5ISR, we are involved in a wide range of services, including installation, upgrade and maintenance of command, control, computing, and surveillance systems for customers such as the Joint Inter Agency Task Force-south (JIATF), the Naval Undersea Warfare Center (NUWC) and the Space and Naval Warfare Systems Center (SPAWAR). We are also involved in the study, research and development of exotic sensors, including EO/IR sensors, for our customers.

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

Missile and Rocket Test and Evaluation

        Through the acquisitions of Haverstick Consulting, Inc. and Digital Fusion, Inc. (DFI), we acquired expertise in the area of missile and rocket test and evaluation services. This includes exclusive rights to the design and manufacture of the motor on the Oriole Rocket System and ancillary hardware for sounding rockets, suborbital research and target services together with both intellectual property and subject matter expertise in sensors and modeling and simulation associated with a wide range of missile technologies. Additionally, this area of our business develops and produces low-cost ballistic missile defense targets. These ballistic missile targets or AEGIS Readiness Assessment Vehicles (ARAVs) are a key element in U.S. ballistic missile defense forces.

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

        We also develop and produce network management and protection proprietary products—NeuralStar and dopplerVUE.

Learning, Performance and Training Solutions

        Our learning, performance and training solutions consist of a broad range of products and services capabilities to deliver training solutions and web-enabled or satellite based interactive distance learning for customers in the DoD, other government agencies, universities and commercial organizations. Our training solutions include services, product development, and tools addressing a breadth of related disciplines that include human performance factors, job and task analysis, competencies definition, skills and knowledge building via multiple delivery mediums, tracking, assessment, evaluation, and trend analysis. In addition, we develop and provide classroom based and e-learning training and education programs and Net-Centric Human Systems Integration (HSI) solutions.

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

Our Strategy

        Our strategy is to aggressively grow our business as a leading provider of highly differentiated services in our core areas of focus as noted above by delivering comprehensive, high-end engineering services, technical solutions and information technology solutions to federal government agencies while improving our profitability. To achieve our objective, we intend to:

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

        Improve Operating Margins.    We believe that we have significant opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, improving efficiencies and reducing costs, and concentrating on high value-added prime contracts.

        Capitalize on Corporate Infrastructure Investments.    In recent periods, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience with federal IT services companies, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements, expanding our Sensitive Compartmented Information Facilities and other corporate facilities, and expanding our backlog and bid & proposal pipeline. We will be allocating additional resources in our pursuit of new and larger contract opportunities, leveraging our increased scale and robust past performance qualifications. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

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

  Pursue Strategic Acquisitions

        We intend to supplement our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, DHS and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience.

        On December 31, 2007, we completed the acquisition of Haverstick Consulting, Inc., an Indianapolis, Indiana based privately-held provider of rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. On June 28, 2008, we acquired San Diego-based C4ISR and net-centric warfare solutions provider SYS in a stock-for-stock transaction. In addition, on December 24, 2008, we acquired Huntsville, Alabama based Digital Fusion, Inc. (DFI) in a stock-for-stock transaction. DFI provides technical engineering services and Unmanned Aerial Vehicle (UAV) products and technology. We continue to evaluate potential acquisition targets. To the extent any future acquisition involves cash consideration, we will need to obtain additional financing through the sale of equity or debt securities to fund any such acquisitions.

Customers

        A representative list of our customers in our KGS segment during 2009 included the U.S. Air Force, U.S. Army, U.S. Navy, Missile Defense Agency, the Department of Homeland Security, NASA, FMS, the U.S. Southern Command, and US Intel Community. In our PSS segment, our customers in 2009 included British Petroleum, Atlanta's Hartsfield-Jackson Airport, Lockheed Martin, City of Philadelphia, DuPont Fabros Technologies, Anadarko, Houston Community College, Shire

Pharmaceuticals, Memorial Hermann Hospital System, KIA Motors, Capital Health, and National Alabama Corporation.

        The following table presents our customers from whom we receive more than 10% of our revenue:

Key Customer	Revenue	% of Total Revenue
2007
U.S. Navy	$38.7	20%
U.S. Army	$46.7	24%
2008
U.S. Navy	$106.3	37%
U.S. Army	$49.0	17%
2009
U.S. Navy	$100.9	30%
U.S. Army	$72.0	22%

Backlog

        As of December 27, 2009, and December 28, 2008, our total backlog was approximately $565 million and $750 million, respectively, of which $124 million was funded as of December 27, 2009 and $160 million was funded as of December 28, 2008. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Employees

        As of December 27, 2009, including the employees from the Haverstick Consulting, Inc., SYS Technologies, and Digital Fusion, Inc. acquisitions, we employed approximately 1,800 full-time, part-time and on-call employees. We have one collective bargaining unit of approximately 20 employees which is represented by the International Association of Machinists & Aerospace Workers, AFL-CIO, White Sands Local Lodge 2515, Alamogordo, New Mexico.

Competition

        Our market is competitive, and includes the full range of federal and non-federal engineering and IT service providers. Many of the companies that we compete against have significantly greater financial, technical and marketing resources, and generate greater revenues than we do. Competition in the federal business segment includes tier one, large federal government contractors, such as Northrop Grumman, SAIC, ITT Industries, Inc., Computer Sciences Corporation, ARINC, Raytheon Corporation, BAE, and CACI. While we view government contractors as competitors, we often team with these companies in joint proposals or in the delivery of our services for customers. Tier two competitors include smaller and mid-tier government contractors such as NCI, Inc., Stanley, Inc., and Dynamics Research Corp. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, Ingersoll Rand, Convergent, VSE Corporation and Global Defense Technology & Systems, Inc.

        We believe that the principal competitive factors in our ability to win new business include past performance qualifications, domain and technology expertise, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility including the large number of personnel with government security clearances, and project management expertise. We believe our ability to compete also depends on a number of additional factors including the ability of our customers to perform the services themselves, and competitive pricing for similar services.

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

  •
  increases in the federal government initiatives related to in-sourcing;

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

        Our debt service obligations are estimated to be approximately $10 million in 2010, including approximately $4.5 million of principal repayments. This debt service may have an adverse impact on our earnings and cash flow, which could in turn negatively impact our stock price.

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

  •
  a significant portion of our borrowings are, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates over the interest rate floor in our credit agreement;

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

Our new credit facility contains restrictive covenants that could limit our ability to operate our business and, if not satisfied, could result in the acceleration of the amounts due under the credit facility.

        The agreements governing our credit facility subject us to various financial and other covenants with which we must comply. These financial covenants include a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net asset coverage ratio. In addition, this agreement contains covenants that may significantly restrict our future operations. For example, these covenants include restrictions on our ability to:

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

  •
  raise capital using our equity.

        Upon the occurrence of any event of default under our credit agreements, our lenders could elect to declare all amounts outstanding on our credit facility, together with accrued interest, to be immediately due and payable. If our lenders were to accelerate payment of these amounts, we may not have sufficient assets to repay them in full. In addition, if we fail to comply with these financial and other covenants, or are otherwise unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders may be permitted under certain circumstances to deny future access to liquidity, seize control of substantially all of our assets and exercise other remedies provided for in those agreements and under applicable law.

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

        We currently anticipate that our available capital resources, including our credit facility and operating cash flows, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our credit facility or through public or private debt or equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets may continue indefinitely or intensify, which could adversely affect our ability to access these markets. We could fall out of compliance with financial and other covenants contained in our credit facility which, if not waived, would restrict our access to capital and could require us to pay down our existing debt under the credit facility. Our lenders may not agree to extend additional or continuing credit under our credit facility or waive restrictions on our access to capital. If we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders' equity ownership. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined by Section 382 of the Internal Revenue Code. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an "ownership change" (generally defined as greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. At December 27, 2009, we do not believe that any "ownership changes" have occurred which would materially limit the utilization of the loss carryforwards. However, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an "ownership change". If an "ownership change" does occur in the future, utilization of the net operating loss or other tax attributes may be limited.

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

        As of December 27, 2009, and December 28, 2008, our total backlog was approximately $565 million and $750 million, respectively of which $124 million was funded as of December 27, 2009 and $160 million was funded as of December 28, 2008. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC contracts or GSA schedules beyond awarded or funded task orders, but does include estimates of revenue beyond awarded or funded task orders for other types of IDIQ contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular clients, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

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

        Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the federal government or other clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and or the related equity financings could also impact our ability to utilize our net operating loss carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.

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
  costs related to government inquiries;

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

        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant client could seriously harm our business. For the year ended December 27, 2009, two customers comprised approximately 60% and 52% of our federal business revenues and total revenues, respectively, and our five largest customers accounted for approximately 72% and 62% of our total federal business revenues and total revenues, respectively. None of our customers are obligated to purchase additional services from us. As a result, the volume of work that we perform for a specific customer is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 36% and 31%, respectively, of our federal business revenues for the year ended December 27, 2009. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        While we have submitted all applicable incurred cost claims, the actual indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2004 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

        We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our clients, prime contractors, subcontractors and vendors and may impose added costs on us. Our role as a contractor to agencies and departments of the U.S. Government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with federal government agencies were impaired, or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

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

        While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients, we cannot ensure that these contractual provisions will be legally sufficient to protect us if we are sued. In addition, our errors and omissions and product liability insurance coverage may not be adequate, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our reputation.

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

        Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 27, 2009. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls.

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

  •
  pricing pressures;

  •
  short selling of our common stock;

  •
  impact of litigation and government inquiries;

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

        In 2008, as a result of our annual review, we recorded a goodwill impairment charge of $105.8 million related to our Kratos Government Solutions (KGS) segment, to reflect the declining market and economic conditions through December 28, 2008. In the beginning of 2009, we performed another impairment test for goodwill in accordance with Topic 350 as of February 28, 2009. The test indicated that the book value for the KGS segment exceeded the fair values of the businesses and resulted in our recording a charge totaling $41.3 million in that segment for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. Future reviews could result in further impairment charges, which could have a significant effect on our financial results.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices for all business segments are located in approximately 93,000 square feet of office space in San Diego, California. The lease for such space expires in April 2010. In anticipation of the expiration of this lease, in December 2009, we executed a sublease agreement for approximately 34,000 square feet of office space beginning on May 1, 2010, and expiring on September 30, 2018. Other corporate resource offices are located in the following locations: Washington, D.C.; Marietta, Georgia; Newport, Delaware; Houston, Texas; Dayton, Ohio; Huntsville, Alabama; Alexandria, Virginia; and Indianapolis, Indiana. We also lease office space to provide local support services to our customers in various regions throughout the United States. The leases on these spaces expire at various times through August 2016. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3.    Legal Proceedings

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering (IPO) violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies (Issuers) that conducted IPOs of their common stock in the late 1990s and 2000. These complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the IPO Cases).

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Notices of appeal of this decision have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

2004 and 2007 Derivative Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (Defendants) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally alleged that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits alleged that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs sought unspecified damages. On January 13, 2009, following a motion by the parties, the Court granted final approval of the settlement of these claims, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the court, the defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the court took the motion under submission without oral argument. On February 26, 2008, the court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the court for certification and entry of final judgment of the court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, the plaintiffs filed a notice of appeal of the personal jurisdictional order. In light of the proposed settlement of all derivative litigation, discussed below, the court has stayed all other matters except as necessary to document and consummate the proposed settlement, pending final approval of the proposed settlement. Similarly, the appellate court has stayed all matters related to plaintiffs' notice of appeal of the personal jurisdictional order pending district court approval of the proposed settlement.

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

        In October 2009, following a voluntarily mediation and subsequent negotiations related to all of the above-described derivative litigation, the parties reached an agreement in principle to settle all claims in the federal and state derivative litigation. The district court granted the parties' joint motion for preliminary approval of their proposed settlement in January 2010 and will hold a hearing on March 29, 2010 to determine whether the proposed settlement should be approved as final and whether the court should enter a final judgment order dismissing the matter with prejudice. The details of the settlement are set forth in the settlement papers filed with the court. There is no guarantee, however, that the settlement ultimately will be approved by the court. In addition, defendants continue to believe that plaintiffs' allegations lack merit and intend to vigorously defend all claims asserted if the settlement is not approved as final and the case dismissed. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.1 million based on the Company's estimate of the potential amount it would have to pay in relation to the settlement of these derivative lawsuits. The Company deposited the $0.1 million into escrow with the court in January 2010. The Company expects the majority of any additional costs incurred in connection with the settlement of these lawsuits to be paid by its Directors' and Officers' liability insurer(s).

Other Litigation and Government Reviews and Investigations

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

	High	Low
Year Ended December 27, 2009:
Fourth Quarter	$11.90	$6.01
Third Quarter	$9.20	$6.60
Second Quarter	$9.40	$6.50
First Quarter	$14.00	$5.80
Year Ended December 28, 2008:
Fourth Quarter	$20.40	$9.00
Third Quarter	$21.40	$13.30
Second Quarter	$20.50	$15.70
First Quarter	$23.50	$15.00

        On March 5, 2010 the last sale price of our Common Stock as reported by NASDAQ was $14.00 per share. On March 5, 2010, there were 372 shareholders of record of our Common Stock.

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

Performance Graph

        The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NASDAQ Composite Index, and a peer group composed of the Russell 2000 Stock Index and ATS Corporation, Dynamic Research Corporation, Stanley, Inc., VSE Corporation, and WPCS International, Inc. for the period commencing December 31, 2004 and ending December 27, 2009. The performance graph assumes an initial investment of $100 in our common stock and in each of the indices and peer group. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc.

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

*
The chart reflects the 1-for-10 reverse stock split of Kratos common stock on September 10, 2009.

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

	December 31, 2005	December 31, 2006	December 31, 2007	December 28, 2008	December 27, 2009
	(All amounts except per share data in millions)
Consolidated Statements of Operations Financial Data:
Revenues	$130.7	$138.2	$180.7	$286.2	$334.5
Gross profit	29.8	26.2	29.7	58.2	69.3
Loss from continuing operations	(0.9)	(25.9)	(23.6)	(93.2)	(27.0)
Provision (benefit) for income taxes	(1.8)	14.5	1.3	(0.7)	1.0
Income (loss) from continuing operations	1.2	(41.2)	(27.2)	(104.0)	(38.3)
Income (loss) from discontinued operations	0.4	(16.7)	(13.6)	(7.1)	(3.2)
Net income (loss)	$1.6	$(57.9)	$(40.8)	$(111.1)	$(41.5)
Income (loss) from continuing operations per common share
Basic	$0.16	$(5.56)	$(3.67)	$(11.18)	$(2.76)
Diluted	$0.16	$(5.56)	$(3.67)	$(11.18)	$(2.76)
Income (loss) from discontinued operations per common share
Basic	$0.06	$(2.26)	$(1.84)	$(0.77)	$(0.23)
Diluted	$0.06	$(2.26)	$(1.84)	$(0.77)	$(0.23)
Net income (loss) per common share
Basic	$0.22	$(7.82)	$(5.51)	$(11.95)	$(2.99)
Diluted	$0.22	$(7.82)	$(5.51)	$(11.95)	$(2.99)
Weighted average shares:
Basic	7.4	7.4	7.4	9.3	13.9
Diluted	7.4	7.4	7.4	9.3	13.9

	December 31, 2005	December 31, 2006	December 31, 2007	December 28, 2008	December 27, 2009
	(All amounts in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7.4	$5.6	$8.9	$3.7	$9.9
Working capital	67.4	(3.8)	23.4	35.0	37.1
Total assets	342.0	337.7	335.3	312.4	241.6
Short-term debt	0.7	51.4	2.7	6.1	4.7
Long-term debt	—	—	74.0	76.9	51.6
Total stockholders' equity	$229.7	$187.1	$167.2	$146.9	$124.9

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

        Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward- looking statements. We are under no obligation to update any of the forward- looking statements after the filing of our Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

        Certain of the information set forth herein, including costs and expenses that exclude the impact of stock-based compensation expense, amortization expense of purchased intangibles for 2007, 2008 and 2009, and the stock option investigation and related costs in 2007 and recovery of a portion of these costs in 2008, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of stock-based compensation expense that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles (GAAP). Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures we report may not be comparable to similarly titled amounts reported by other companies.

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

Overview

        We are an innovative provider of mission critical engineering, information technology (IT) services and warfighter solutions. We work primarily for the U.S. government and federal government agencies, but we also perform work for state and local agencies and commercial customers. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (C5ISR); weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system test and evaluation; missile and rocket mission launch services; public safety, security and surveillance systems; modeling and simulation; unmanned aerial vehicle (UAV) products and technology; and advanced network engineering and information technology services. We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across our core service areas.

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

  Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions (KGS) and Public Safety & Security (PSS). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The Consolidated Financial Statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 13 of Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

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

  Public Safety & Security Segment (PSS)

        Our Public Safety & Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, and temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on both Ethernet and IP based platforms. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are healthcare, government, data centers, large scale industrial and manufacturing, correctional facilities, education and sports and entertainment. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations, comprised of Kratos Mid-Atlantic, Kratos Southeast, and Kratos Southwest.

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of our Public Safety & Security segment, our Board of Directors approved a plan to sell and dispose of the Southeast division. In accordance with FASB ASC Topic 205 Presentation of Financial Statements, this business unit has been classified as held for sale and reported in discontinued operations. We recorded a $2.0 million impairment charge in the second quarter of 2009 related to management's estimate of the fair value of the business.

  Recent Acquisitions

        On December 31, 2007, we completed our acquisition of Indianapolis, Indiana headquartered Haverstick Consulting, Inc. (Haverstick) as part of our KGS segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, we expanded our customer relationship within the DoD and enhanced our presence with the U.S. Air Force, a key growth area for Haverstick.

        The total purchase price for the Haverstick acquisition was $92.0 million, including transaction costs incurred by us of $0.8 million. The purchase price paid to Haverstick of $91.2 million was paid in a combination of $70.3 million of cash and common stock valued at $19.4 million based on 748,000 shares at a price of $26.00 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the acquisition on November 5, 2007, and a working capital adjustment of $1.5 million. We held back $8.6 million, $1.2 million in cash and $7.4 million in stock, to secure any negative working capital adjustments required by the merger agreement and our indemnity rights. The holdback consideration, which accrued interest in accordance with the terms of the agreement until paid, was to be initially released on the 12th month and 21st month after the date of the acquisition. As a result of a claims notice we filed in relation to an indemnity claim which could have exceeded the amount of the holdback consideration payable due to Haverstick, we did not make the December 2008 holdback payment. In March 2009, our indemnity claim against Haverstick was resolved and the December holdback payment of $4.3 million was paid. The final holdback payment of $4.3 million was made in October 2009.

        In addition to the indemnity holdback, the agreement also called for a post closing working capital adjustment. In February 2008, we and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid in April 2008 with 69,731 shares of common stock valued at $1.3 million and cash of $0.2 million. To fund the acquisition, we secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which included a $25.0 million line of credit and $60.0 million in term notes, replaced a previous credit facility, which had an outstanding principal balance of $6.0 million on December 31, 2007. Until the date on which the shares of stock issued to Haverstick became saleable interest accrued on the value of the closing stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The shares became saleable on June 30, 2008 and 16,769 additional shares were issued in satisfaction of the accrued interest.

        On June 28, 2008, we completed our merger with SYS, a San Diego-based company. The merger enhanced our position as a premier mid-tier federal, state and local government contractor in the United States in the areas of C4ISR, IT services and public safety and homeland security solutions. The merger created a broad, complementary set of business offerings, and positions us to deliver capabilities to a wider spectrum of customers.

        We issued 2.5 million shares to SYS shareholders in the acquisition, for a total purchase price of $55.9 million including direct transaction costs of $2.4 million. Each share of SYS common stock was converted into the right to receive 0.12582 shares of Kratos common stock. The value of the Kratos common stock issued in the acquisition was derived from the number of shares of Kratos common stock issued, or 2.5 million, at a price of $20.22 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the acquisition on February 21, 2008. Following the closing of the acquisition, we implemented a plan to restructure and/or exit certain business activities of SYS. The plan included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.5 million for facilities consolidation. The restructuring costs were primarily associated with businesses subsequently sold and are accounted for in discontinued operations in the accompanying Consolidated Financial Statements. As of December 27, 2009, approximately $1.6 million of the restructuring and facilities consolidation costs have been paid.

        In addition, we identified three business units of SYS that were not core to our business strategy and/or were dilutive to profitability. We completed the sale of these businesses in the first quarter of 2009 for an aggregate cash consideration of approximately $0.4 million. We expect the divestiture of these businesses to slightly reduce revenues going forward, and increase profitability and cash flow. These businesses have been classified as discontinued operations in our Consolidated Financial Statements for each of the years in the three year period ended December 27, 2009.

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

  Divestiture of Wireless Network Business

        On December 28, 2006, our Board approved a plan to divest portions of our business where critical mass had not been achieved. This plan involved the divestiture of our European, Middle Eastern, and African (EMEA) operations and our remaining South American operations. The EMEA operations were sold to LCC International, Inc. (LCC) on March 9, 2007 for $4.0 million in cash, $3.3 million of which was received on that date. We also received approximately $1.8 million from our EMEA operations prior and subsequent to the closing date as payment on outstanding intercompany debt. The balance of the $0.7 million sales price was withheld as security for the satisfaction of certain indemnification obligations and was payable on March 31, 2008. Based upon our review of the financial statements of the buyer, as of December 31, 2007, we had concern about their ability to pay this holdback, due to their available liquidity. We recorded a reserve of $0.7 million for this receivable. In May 2008, we reached an agreement with LCC for the payment of the $0.7 million holdback amount, under which LCC agreed to pay the outstanding balance in $0.1 million increments each month commencing June 30, 2008. We have not yet received any payments due according to the agreement. While we intend to vigorously pursue collection of the amounts, there is a substantial likelihood that we will not receive payment of the amount due, in light of LCC's apparent available liquidity.

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

        On May 29, 2007, we entered into an Asset Purchase Agreement with LCC International, Inc. for the sale of all of the assets used in the conduct of the operation of our engineering services business of our Wireless Network Services segment that provided engineering services to the non-government wireless communications industry in the United States, for aggregate consideration of $46.0 million. LCC delivered a subordinated promissory note for the principal amount of $21.6 million (the Subordinated Promissory Note), paid $17.0 million at closing and paid final working capital adjustments of $2.4 million through an amendment to the Subordinated Promissory Note. We retained an estimated $5.0 million in net working capital. The transaction was completed on June 4, 2007. On July 5, 2007, we sold the $21.6 million Subordinated Promissory Note to Silver Point Capital, L.P. (Silver Point) in a transaction arranged by KeyBanc Capital Markets ("KeyBanc"). We received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1.0 million, which includes a $0.8 million fee to KeyBanc, an affiliate of our lender. On January 30, 2008, we received net proceeds of approximately $2.3 million on the working capital adjustment from Silver Point, net of a $0.1 million discount from par value. We did not provide any guaranty for LCC's payment obligations under the note.

        On July 7, 2007, we entered into a definitive agreement with an affiliate of Platinum Equity to sell our deployment services business of our Wireless Network Services segment for total consideration payable of $24.0 million, including $18.0 million in cash at closing (subject to typical post closing working capital adjustments) and an aggregate $6.0 million in a three-year earn-out arrangement. The transaction closed on July 24, 2007. As a result of these engineering and deployment services divestitures in 2007, the Wireless Network Services segment has been classified as a discontinued operation in this Annual Report for all prior years presented in accordance with FASB ASC Topic 205 Presentation of Financial Statements.

        On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that agreement, the earn-out arrangement was terminated. The adjustment was to be paid in installments, with the final installment paid on August 4, 2009.

Key Financial Statement Concepts

        As of December 27, 2009, we consider the following factors to be important in understanding our financial statements.

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

        We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer's country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If the financial condition of our customers were to deteriorate, and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project. We periodically review all retainages for collectability and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks.

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

Results of Operations

Comparison of Results for the Year Ended December 28, 2008 to the Year ended December 27, 2009

        Revenues.    Revenues by operating segment for the years ended December 28, 2008 and December 27, 2009 are as follows (in millions):

	2008	2009	$ change	% change
Kratos Government Solutions Segment	$246.7	$304.3	$57.6	23.3%
Public Safety & Security Segment	39.5	30.2	(9.3)	(23.5)%

Total revenues	$286.2	$334.5	$48.3	16.9%

        Revenues increased $48.3 million from $286.2 million in 2008 to $334.5 million in 2009. The increase of $57.6 million in our Kratos Government Solutions segment was partially due to the acquisitions of DFI on December 24, 2008 and SYS on June 28, 2008 which resulted in an increase in revenue of $88.6 million. This increase in revenue was partially offset by reductions due to the substantial completion of two weapons systems contracts, the planned reductions of acquired small business set aside contract work, pass through work and other contract work in the Kratos Government Solutions segment. The Public Safety & Security segment was negatively impacted by the current adverse economic environment as a result of delays in capital improvement projects and the construction of new buildings.

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

        Cost of revenues.    Cost of revenues increased $37.2 million or 16.3% from $228.0 million for the year ended December 28, 2008 to $265.2 million for the year ended December 27, 2009 primarily due to the increase in total revenues. The increase was primarily attributable to cost of revenues of approximately $74.5 million related to the DFI and SYS acquisitions, partially offset by reduced costs related to the reductions in revenues described above. Gross margin during the year ended December 27, 2009 of 20.7% increased slightly from a 2008 gross margin of 20.3%.

        Selling, general and administrative expenses.    Selling, general and administrative expenses (SG&A) increased 8.0% from $48.9 million to $52.8 million for the years ended December 28, 2008 and December 27, 2009, respectively. The increase of $3.9 million was partially due to an increase in costs of $7.9 million from the acquisitions of DFI and SYS, offset by a decrease in corporate and other expenses in our commercial divisions due to the implementation of cost reduction initiatives. Included in the selling, general and administrative expenses for 2008 and 2009 are amortization of purchased intangibles of $4.9 million and $5.7 million, respectively. The increase in amortization year over year was primarily a result of the DFI and SYS acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased from 17.1% in 2008 to 15.8% in 2009. Excluding the impact of the amortization of purchased intangibles, SG&A expenses decreased from 15.4% to 14.1% of revenues for 2008 and 2009, respectively, reflecting the leverage on increased revenues and the implementation of cost reduction initiatives.

        Research and development expenses.    Research and development (R&D) expenses increased from $0.9 million for the year ended December 28, 2008 to $1.8 million for the year ended December 27, 2009 as a result of R&D expenses incurred by DFI and SYS which were acquired on December 24, 2008 and June 28, 2008, respectively.

        Recovery of unauthorized issuance of stock options, stock option investigation and related fees and litigation settlement.    In 2008, we recovered $4.5 million, through insurance reimbursements, of costs and losses related to the stock option investigation in 2007. In September 2009, we reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. The benefit in 2009 of $0.2 million is a result of the reduction in our estimated accrual related to this litigation, offset by expenses related to government inquiries by the Department of Justice, which was completed in 2009, related to our historical stock option granting practices.

        Impairment of goodwill.    In December 2008, we concluded that the decision to exit three businesses obtained with the SYS acquisition and included with our KGS reporting segment met the criteria to be classified as held for sale and was a triggering event under FASB ASC Topic 350 Intangibles—Goodwill and Other that required a review of goodwill and intangibles assets with indefinite lives. Because the three business units were never integrated into the KGS reporting unit, and the benefits of the acquired goodwill were never realized by the rest of the reporting unit, the goodwill of the disposed businesses was not adjusted based upon the relative fair values of the businesses disposed and businesses retained.

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

        The impairment charge is primarily driven by adverse equity market conditions that caused a decrease in market multiples and our average stock price as of December 28, 2008, compared with the impairment test performed as of December 31, 2007. In our analysis, we use the income approach and validate its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we perform our analysis. The average market price of our stock as of December 28, 2008 was $12.90 which equates to a 45% drop in our average stock price and corresponding market capitalization from December 31, 2007 which had an average stock price of $23.50. We reconcile the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital (WACC) increased 250 basis points from 11.5% in our year end impairment test in 2007 compared to 14% in our year end impairment test in 2008. This change was the key factor contributing to the $105.8 million impairment charge that we recorded in the fourth quarter of 2008.

        During the first quarter of 2009, we determined that a triggering event had occurred in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. This resulted in an impairment charge of $41.3 million during the first quarter of 2009. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we use the income approach and validate its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we performed our analysis. The average market price of our stock as of February 28, 2009 was $7.80 which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008 which had an average stock price of $12.90. We reconcile the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital (WACC) increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

        Our historical growth rates and operating results are not indicative of our future growth rates and operating results as a consequence of our transformation from a commercial wireless service provider to a U.S. government defense contractor. The decline in revenues on a pro forma basis after considering recent acquisitions, which we expected, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Certain of the contract awards that were legacy small business awards to businesses which we acquired may result in a reduction of revenues when these contracts are completed and recompeted and awarded to us as a subcontractor rather than as a prime contractor. We believe that the expected impact to our revenues will not be material related to this conversion. Our projected growth rates take into consideration this anticipated impact on small business awards.

        Our contracts are long-term in nature and are supported by significant backlog. Because our contracts are of a long-term nature, a majority of our receivables are with agencies within the U. S. government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. government, we are not subject to significant short-term changes in operating cash flow. Moreover, because of the nature of our current business, we do not have significant capital expenditure requirements. In addition, we did not assume a recovery of the global or national economy in our cash flow projections in our analysis as of December 28, 2008 or in our analysis as of February 28, 2009. The charge does not impact our normal business operations.

        Impairment and adjustments to the liability for unused office space.    The expense of $0.3 million for the year ended December 28, 2008 was a result of a change in estimate of our excess facility accrual for obligations under facility leases and a write-off of fees related to the withdrawal of our previously filed S-3 and S-4 registration statements, which were no longer useable as a result of a change in regulations. The expense of $0.6 million for the year ended December 27, 2009, was a result of a change in our excess facility accrual due to the consolidation of space at our corporate headquarters following the sale of the SYS commercial businesses and a cancellation of a sublease of one of our tenants due to financial difficulties.

        Other expense, net.    For the year ended December 28, 2008, net other expense was $11.5 million compared to net other expense of $10.3 million for the year ended December 27, 2009. The decrease in expense of $1.2 million for the year ended December 27, 2009 as compared to the year ended December 28, 2008 was primarily driven by a decrease in other expense of $1.6 million as a result of the non-cash charge to mark the derivative related to our credit facility to market. This decrease in other expense was partially offset by an increase in interest expense of $0.7 million related to the acceleration of the amortization of deferred financing costs due to a $17.5 million early extinguishment of the first lien term loan in October 2009. For additional information regarding this extinguishment of debt, see Note 5 of Notes to Consolidated Financial Statements.

        Provision (benefit) for income taxes.    Our effective income tax rate for the year ended December 27, 2009 represented a negative 3% income tax provision compared to a positive 1% income tax benefit for the year ended December 28, 2008. The tax provision for the year ended December 27, 2009 was primarily related to current state income taxes of $1.0 million. The tax benefit of $0.7 million for the year ended December 28, 2008 was comprised of current state income taxes of $1.3 million offset by a benefit of $2.0 million related to a reduction in deferred tax liabilities as a result of the goodwill impairment charge.

        Loss from discontinued operations.    Loss from discontinued operations decreased from a loss of $7.1 million for the year ended December 28, 2008 to a loss of $3.2 million for the year ended December 27, 2009.

        In December 2008, we made the decision to exit three of our acquired SYS businesses that were not core to our stated strategy and that have been dilutive to our profitability. The businesses divested or exited provided interactive video surveillance and information analysis products, digital broadcasting products and incident response management systems. These actions were taken as part of our ongoing integration efforts of recently acquired companies and cost reduction initiatives. In 2008, $4.5 million of the loss is related to asset impairments including goodwill. In 2009, $2.0 million of the loss was related to the impairment of assets of the Southeast division of PSS which reflects management's estimate of the fair value of the business.

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the Company's Public Safety & Security segment, the Company's Board of Directors approved a plan to sell and dispose of the Southeast division. In accordance with Topic 205, this business unit was classified as held for sale and reported in discontinued operations in the accompanying Consolidated Financial Statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 related to management's estimate of the fair value of the business. The Company continues to operate the Southeast division while simultaneously seeking a buyer. The negative cash flow from discontinued operations is primarily a result of this division's continuing business activities. The Company has taken significant cost reduction actions throughout 2009 to improve the operating margins and operating cash flows of this business.

        The following table presents the results of discontinued operations (in millions):

	Year ended December 28, 2008	Year ended December 27, 2009
Revenue	$13.1	$5.9
Loss before taxes	(8.4)	(3.8)
Benefit for income taxes	(1.3)	(0.6)
Net loss	$(7.1)	$(3.2)

        See Note 8 to the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

Comparison of Results for the Year Ended December 31, 2007 to the Year Ended December 28, 2008

        Revenues.    Revenues by operating segment for the years ended December 31, 2007 and December 28, 2008 are as follows (in millions):

	2007	2008	$ change	% change
Kratos Government Solutions Segment	$142.5	$246.7	$104.2	73.1%
Public Safety & Security Segment	38.2	39.5	1.3	3.4%

Total revenues	$180.7	$286.2	$105.5	58.4%

        Revenues increased $105.5 million from $180.7 million in 2007 to $286.2 million in 2008, reflecting an increase of $104.2 million in our Kratos Government Solutions segment, primarily due to the acquisitions of Haverstick on December 31, 2007 and SYS on June 28, 2008. Haverstick revenue in 2008 was $85.5 million and SYS revenue was $33.2 million. This combined increase of $118.7 million from the acquired companies was partially offset by decreases in revenues in the KGS segment of approximately $14.5 million. This decrease was a result of the impact of the conversion of our work as prime to subcontractor on one of our target range projects, which was recompeted earlier in the year and awarded to a small business as well as the timing of deliverables and completion on one of our Foreign Military Sales programs. The increase in the PSS segment was primarily the result of an increase in revenue related to our Southwest division.

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

        Cost of revenues.    Cost of revenues increased $77.0 million or 51.0% from $151.0 million for the year ended December 31, 2007 to $228.0 million for the year ended December 28, 2008 primarily due to the increase in total revenues. The increase was primarily attributable to cost of revenues of approximately $90.6 million related to the Haverstick and SYS acquisitions, partially offset by decreases in cost of revenues as a result of the reduced revenues in the two programs as discussed above. Gross margin during the year ended December 28, 2008 of 20.3% increased from a 2007 gross margin of 16.4%. The increase in gross margin primarily resulted from higher gross margins in our KGS segment as a result of our Haverstick and SYS acquisitions due to the types of program mix as well as classification of costs between cost of sales and selling, general and administrative expenses in accordance with government accounting standards. In addition, there was improved operational performance in our PSS segment, for which margins increased from 24.3% to 29.1% for the year ended December 31, 2007 and December 28, 2008, respectively.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased 33.6% from $36.6 million to $48.9 million for the years ended December 31, 2007 and December 28, 2008, respectively. The increase of $12.3 million was primarily due to an increase in costs reflecting the acquisitions of Haverstick and SYS, offset by a reduction in corporate expenses. Included in the selling, general and administrative expenses for 2007 and 2008 are amortization of purchased intangibles of $2.7 million and $4.9 million, respectively. The increase in amortization year over year was also a result of the Haverstick and SYS acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased from 20.3% in 2007 to 17.1% in 2008. Excluding the impact of the amortization of purchased intangibles, SG&A decreased from 18.8% to 15.4% of revenues for 2007 and 2008, respectively, reflecting the leverage on increased revenues.

        Research and development expenses.    Research and development (R&D) expenses increased from zero for the year ended December 31, 2007 to $0.9 million for the year ended December 28, 2008 as a result of R&D expenses incurred by SYS which was acquired on June 28, 2008.

        Recovery of unauthorized issuance of stock options, stock option investigation and related fees and litigation settlement.    For the year ended December 31, 2007 our expenses of $15.5 million included $14.0 million in legal, accounting and other professional fees related to our Equity Award Review which was completed in September 2007 and the completed government inquiries by the Department of Justice and the completed SEC investigation. This amount was partially offset by $3.4 million related to the recovery of assets from our settlement with our former stock option administrator related to damages for the theft of our stock options and common stock which occurred in 2002 and 2003 and was discovered during our internal review of our option granting practices. Also included in the expenses of $15.5 million was an estimated $4.9 million related to the costs for the settlement of the 2004 and 2007 securities litigation as a result of a tentative agreement reached during a voluntary mediation in February 2008 and an estimate for the settlement of our derivative litigation.

        During the year ended December 28, 2008, we recovered $4.5 million, through insurance reimbursements, of costs and losses related to the stock option investigation in 2007. We also paid approximately $4.2 million related to the final agreement on the 2004 and 2007 securities litigation in 2008.

        Impairment of goodwill.    In December 2008, we concluded that the decision to exit three businesses obtained with the SYS acquisition and included with our KGS reporting segment met the criteria to be classified as held for sale and was a triggering event under FASB ASC Topic 350 Intangibles—Goodwill and Other that required a review of goodwill and intangibles assets with indefinite lives. Because the three business units were never integrated into the KGS reporting unit, and the benefits of the acquired goodwill were never realized by the rest of the reporting unit, the goodwill of the disposed businesses was not adjusted based upon the relative fair values of the businesses disposed and businesses retained.

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

        The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of December 28, 2008, compared with the impairment test performed as of December 31, 2007. In our analysis, we used the income approach and validate its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we performed our analysis. The average market price of our stock as of December 28, 2008 was $12.90 which equated to a 45%

drop in our average stock price and corresponding market capitalization from December 31, 2007 which had an average stock price of $23.50. We reconciled the fair value of our reporting units which was calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which was based upon an estimated market participant weighted average cost of capital (WACC) increased 250 basis points from 11.5% in our year end impairment test in 2007 compared to 14% in our year end impairment test in 2008. This change was the key factor contributing to the $105.8 million impairment charge that we recorded in the fourth quarter of 2008.

        Our historical growth rates and operating results are not indicative of our future growth rates and operating results as a consequence of our transformation of the Company from a commercial wireless service provider to a U.S. government defense contractor. The decline in revenues on a pro forma basis after considering recent acquisitions, which was expected by us, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Certain of the contract awards that were legacy small business awards to businesses which we acquired may result in a reduction of revenues when these contracts are completed and recompeted and awarded to us as a subcontractor rather than as a prime contractor. We believe that the expected impact to our revenues will not be material related to this conversion. Our projected growth rates take into consideration this anticipated impact on small business awards.

        Our contracts are long-term in nature and are supported by significant backlog. Because our contracts are of a long-term nature, a majority of our receivables are with agencies within the U. S. government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. government, we are not subject to significant short-term changes in operating cash flow. Moreover, because of the nature of our current business we do not have significant capital expenditure requirements.

        Impairment and adjustments to the liability for unused office space.    The expense of $1.2 million for the year ended December 31, 2007 included $0.8 million for an excess facility accrual for our obligations under facility leases with unused office space as a result of the divestitures of our wireless network services businesses, $0.2 million related to the impairment of leasehold improvements for these facilities, and $0.2 million related to an impairment of fixed assets. The expense of $0.3 million for the year ended December 28, 2008 was a result of a change in estimate of our excess facility accrual for obligations under facility leases and a write-off of fees related to our withdrawal of our previously filed S-3 and S-4 registration statements, which were no longer useable as a result of a change in regulations.

        Other Expense, Net.    For the year ended December 31, 2007, net other expense was $2.3 million compared to net other expense of $11.5 million for the year ended December 28, 2008. The net other expense of $2.3 million in 2007 was primarily attributable to approximately $1.8 million of an impairment charge, recorded in the fourth quarter of 2007, related to the carrying value of investments in unconsolidated affiliates to fair value as well as $1.2 million of interest expense incurred on our previous credit facility. The significant increase in 2008 was primarily driven by interest expense of $9.2 million on the debt used to finance the acquisition of Haverstick on December 31, 2007 and a non-cash mark to market adjustment for financial derivatives of $1.7 million.

        Provision (benefit) for income taxes.    Our effective income tax rate for the year ended December 31, 2007 represented a negative 5% income tax provision compared to a positive 1% income tax benefit for the year ended December 28, 2008. The tax provision for the year ended December 31, 2007 was comprised of current state income taxes of $0.7 million and an increase of deferred tax liabilities of $0.6 million. The tax benefit of $0.7 million for the year ended December 28, 2008 was comprised of current state income taxes of $1.3 million offset by a benefit of $2.0 million related to a reduction in deferred tax liabilities as a result of the goodwill impairment charge.

        Loss from discontinued operations.    Loss from discontinued operations decreased from a loss of $13.6 million in 2007 to a loss of $7.1 million during 2008. In December 2008, we made the decision to exit three of our acquired SYS businesses that are not core to our stated strategy and that have been dilutive to our profitability. The businesses divested or exited provide interactive video surveillance and information analysis products, digital broadcasting products and incident response management systems. These actions were taken as part of our ongoing integration efforts of recently acquired companies and cost reduction initiatives. Included in the loss for 2008 are asset impairments including goodwill of approximately $4.5 million. These losses were partially offset by the favorable resolution of contingencies related to our wireless businesses which were divested in 2007.

        In 2007, the $13.6 million loss was primarily due to the impairment of assets related to the wireless deployment business of $13.4 million, an impairment of goodwill of $7.2 million related to this business, a $1.9 million loss from the disposal of our deployment business and a $1.1 million excess facility accrual. These charges were all partially offset by a gain of $14.8 million on the sale of the wireless engineering services business operations and a gain of $2.6 million on the sale of the EMEA business.

        The following table presents the results of discontinued operations (in millions):

	Year ended December 31, 2007	Year ended December 28, 2008
Revenue	$98.6	$13.1
Loss before taxes	(14.0)	(8.4)
Provision (benefit) for income taxes	(0.4)	(1.3)
Net loss	$(13.6)	$(7.1)

        See Note 8 to the Notes to the Consolidated Financial Statements for further discussion of discontinued operations.

  Liquidity and Capital Resources

        As of December 27, 2009, we had consolidated cash and cash equivalents of $9.9 million, consolidated long-term and short-term debt, including capital lease obligations, of $56.3 million, and consolidated stockholders' equity of $124.9 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility. Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, our ongoing operations, litigation and government inquiries, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components.

  Credit Facility

        On March 3, 2010, we entered into a new senior secured credit agreement (the New Credit Agreement) with Key Bank National Association (KeyBank) as Administrative Agent and Lender for a new credit facility (the New Credit Facility) in the aggregate principal amount of $60.0 million. The New Credit Facility is comprised of (i) a $35.0 million term loan facility and (ii) a $25.0 million revolving line of credit. Pursuant to the terms of the New Credit Agreement, the term loan and revolving credit facility are both three year facilities. The proceeds under the New Credit Agreement may be used for general corporate purposes including refinancing of existing bank debt, working capital and acquisitions.

        Also on March 3, 2010, we entered into two Payoff Letters with KeyBank terminating our existing $85.0 million credit facility (the Prior Credit Facility). In connection with the refinancing of the Prior Credit Facility, we borrowed $57.5 million under the New Credit Facility. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term loan under the Prior Credit Facility held by Silverpoint Capital LP (Silverpoint), at par, with no prepayment penalties, pursuant to the Settlement Agreement that we entered into with Silverpoint and KeyBank in October 2009. As a result of the refinance, we expect to record an approximate $2.2 million interest charge related to the write-off of unamortized financing costs related to the Prior Credit Facility. As of March 3, 2010, after giving full effect to the refinancing and repayment in full of the Prior Credit Facility, we had outstanding debt of $35.0 million under the New Credit Facility term loan and $22.5 million under the New Credit Facility revolving line of credit.

        We may borrow funds under the New Credit Agreement (i) at the base rate, determined as the greater of (A) the prime loan rate announced by KeyBank and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank plus 50 basis points, or (ii) at the offshore rate, determined by KeyBank as the offered rate for U.S. dollar deposits in the approximate amount of the requested loan and having a maturity comparable to such interest period, which rate appears (A) on the British Bankers' Association internet web page (http://www.bba.org.uk/public/libor/), or via (B) Reuters (BBALIBORS), Bloomberg, Moneyline Telerate (Page 3750) or any other information provider of the British Bankers' Association daily Libor rates as of 11:00 A.M., London time, on the date which is the second day on which banks are open for interbank deposits in London prior to the commencement of such interest period; as adjusted for reserve requirements and rounded upwards if necessary to the next higher 1/100%. Borrowings are subject to a Libor floor rate of 2.75% or a Base Rate floor of 5.25%. Term loan borrowings and revolver borrowings may be subject to an additional 450 basis points and 375 basis points, respectively, based on our credit ratings. In addition, we must pay a fee ranging from 30 basis points per annum to 75 points per annum, based on our credit ratings, on the daily amount of the unused commitments under the revolving credit facility. The initial interest rate under the New Credit Facility for the term loan is 7.25%, compared to the approximate 11.75% interest rate under the Prior Credit Facility term loan. The initial interest under the New Credit Facility for the revolving line of credit is approximately 6.50%, compared to the approximate 6.75% rate under the Prior Credit Facility revolving line of credit.

        Pursuant to certain terms of the New Credit Agreement, in certain instances we are required to prepay outstanding indebtedness prior to its stated maturity date. Specifically, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings as well as certain annual operating cash flows may have to be used to pay down indebtedness and may not be reborrowed.

        The terms of the New Credit Agreement include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. The financial covenants include a quarterly maximum leverage ratio of 2.75 through December 31, 2010, reducing to 2.50 thereafter, a quarterly fixed charge coverage ratio of 1.10 through December 31, 2010, with an increase to 1.25 thereafter. In addition, the covenants include a monthly asset coverage ratio of Eligible Billed Accounts Receivables, as defined, of 1.25 times for outstanding balances of the revolving credit facility.

        The New Credit Agreement provides for the ability to increase the revolving line of credit facility by up to $15 million to a total not to exceed $40 million, in the event that the Administrative Agent elects to secure additional commitments from existing lenders or from new lenders.

        Prior to the above refinancing, the Prior Credit Facility provided for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit. The $10.0 million term loan had a five and one half-year term with principal payments of $25,000 required quarterly beginning on March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan had a five year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The revolving line of credit had an original four year term which which was subsequently extended to December 31, 2012 and contains provisions typical in such arrangements. As of December 27, 2009, the balance on the first lien term loan was $24.9 million, the balance on the second lien term loan was $9.8 million, and the balance on the revolving line of credit was $19.7 million, with $1.5 million of letter of credit outstanding and $3.8 million available. As of December 27, 2009, weighted average interest rate on the debt borrowed during 2009 was 10.12%.

  Convertible Notes

        As of December 28, 2008, we had outstanding convertible notes payable totaling $3.1 million which were acquired as a result of the SYS acquisition, of which $0.8 million was payable to related parties. The convertible notes payable are unsecured and subordinated to our bank debt and bear interest at 10% per annum payable quarterly. Principal was due February 14, 2009 and the notes were convertible at any time into shares of common stock at a conversion rate of $28.60 per share. In February 2009, in the interest of preserving cash due to the macroeconomic conditions, we provided each note holder with the option to:

  (1)
  be paid cash in accordance with the original agreement;

  (2)
  extend the note for an additional 18 months at the existing 10% rate and modify the conversion feature to the lower of the existing conversion price of $28.60 per share or our closing stock price on February 13, 2009; or

  (3)
  convert the principal balance into shares of our common stock at the lower of the existing conversion price of $28.60 or our closing stock price on February 13, 2009 less a 10% discount.

        As of December 27, 2009, $2.1 million of the notes had been paid and $1.0 million of the notes had been extended to August 14, 2010, $25,000 of which is payable to a related party. The balance of the outstanding notes of $1.0 million, which is potentially convertible into common stock of Kratos at $10.20 per share or approximately 94,000 shares, is reflected in the current portion of long-term debt in the accompanying Consolidated Balance Sheet.

  Payments in Connection with Acquisitions and Divestitures

        In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of FASB ASC Topic 805 Business Combinations, such amounts are accrued, and therefore, recorded when the contingency is resolved beyond a reasonable doubt and, hence, the additional consideration becomes payable. In 2007, we paid $4.6 million of working capital adjustments and approximately $4.3 million of the holdback amounts to the former MRC shareholders in accordance with the Purchase Agreement. In 2009, we paid approximately $3.6 million for the final cash holdback amounts subject to indemnity rights due to MRC and Haverstick. As of December 27, 2009, all obligations related to purchase price holdbacks and indemnification obligations have been paid in full.

        In July 2007, we sold our deployment services business of our Wireless Network Services segment to Platinum Equity. On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement provided for in the definitive agreement was terminated. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. We did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March of 2009, we paid another $1.5 million and on August 4, 2009, we paid $1.3 million in full settlement of all amounts due to Platinum Equity.

  Cash provided by (used in) operating activities

        A summary of our net cash provided by (used in) operating activities from continuing operations from our consolidated statement of cash flows is as follows (in millions):

	Years Ended December 31, 2007, December 28, 2008, and December 27, 2009
	2007	2008	2009
Net cash provided by (used in) operating activities from continuing operations	$(0.8)	$(4.5)	$26.2

        Cash provided by operating activities from continuing operations for 2009 increased by $30.8 million from 2008 as a result of increased collections and a reduction in payments related to legal liabilities of $10.3 million. Days sales outstanding (DSO's) decreased from 107 days (excluding the receivables of DFI in 2008) to 95 days in 2009. In 2008, we made payments of $4.8 million to fund the securities litigation settlement and approximately $5.5 million related to our internal stock investigation we completed in 2007.

        Cash used in operating activities from continuing operations for 2008 increased by $3.7 million from 2007 primarily due to approximately $10.3 million in payments related to legal liabilities discussed above. These amounts were partially offset by cash receipts of approximately $4.9 million resulting from our recovery from the theft of stock options and other recoveries from our various insurance carriers.

  Cash used in investing activities

        Cash used in investing activities from continuing operations are summarized as follows (in millions):

	2007	2008	2009
Investing activities:
Sale/maturity of short-term investments	$—	$0.3	$—
Cash paid for contingent acquisition consideration	(8.9)	—	(3.6)
Cash paid for acquisitions, net of cash acquired	(63.9)	(1.2)	(1.1)
Proceeds/(payments) from the disposition of discontinued operations	57.3	(0.2)	(2.4)
Cash transferred (to) from restricted cash	1.0	(0.4)	—
Capital expenditures	(0.9)	(0.8)	(0.4)

Net cash used in investing activities from continuing operations	$(15.4)	$(2.3)	$(7.5)

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities in the years 2007, 2008 and 2009 as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. Cash paid for acquisitions in 2007 represents the Haverstick acquisition. In 2008, our acquisitions were primarily funded with the issuance of stock; consequently the cash paid for acquisitions in 2008 relates to transaction costs paid for Haverstick, SYS and DFI, less cash acquired from DFI and SYS of $6.3 million. In 2009, we made $3.6 million in payments related to the final holdback payments for our Madison Research and Haverstick acquisitions and $1.1 million in payments related to transaction costs associated with the DFI acquisition which was completed on December 24, 2008.

        Investing activities in 2007 included proceeds of $57.3 million, directly attributable to the sale of our discontinued operations. In 2008, we received $2.4 million in final payment of the note related to the working capital adjustment for the sale of our domestic wireless engineering business to LCC which was offset by payments of $2.6 million to Platinum Equity for the working capital adjustment related to the sale of our domestic wireless deployment business. The final payments to Platinum Equity of $2.4 million for the working capital adjustment were made in 2009.

        Capital expenditures consist primarily of investment in computer hardware and software and improvement of our physical properties in order to maintain suitable conditions to conduct our business.

  Cash provided by (used in) financing activities

        Cash provided by (used in) financing activities from continuing operations are summarized as follows (in millions):

	2007	2008	2009
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	$—	$—	$17.5
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	—	0.2	0.6
Payments of subordinated debt	—	—	(2.1)
Borrowings under credit facility	88.5	7.9	22.5
Repayments under credit facility	(64.0)	(4.6)	(46.9)
Repayment of capital lease obligations	(0.4)	(0.2)	(0.2)
Debt issuance costs	(3.0)	(0.5)	(0.5)

Net cash provided by (used in) financing activities from continuing operations	$21.1	$2.8	$(9.1)

        During 2007, we entered into two amendments to our then-existing credit facility, one in March and the other in June, which reduced the total facility to $35 million as a result of the divestitures of our wireless network services businesses. In December 2007, we successfully negotiated the Prior Credit Facility, which was used primarily to fund the Haverstick acquisition. In 2008, we utilized the Prior Credit Facility to fund acquisition costs associated with the acquisitions of SYS and DFI.

        On September 2, 2009, we completed the sale of 2.6 million shares of common stock at $7.20 per share in a registered direct public offering. The offering provided gross proceeds of $18.7 million and net proceeds of $17.5 million. As a result of a settlement agreement we executed with certain lenders under our Prior Credit Facility, on October 16, 2009, we made a payment of $17.5 million on the first lien term loan at par with no prepayment penalty or make whole payment. On October 16, 2009, we also paid $0.5 million in fees to the lenders as a result of an amendment to the credit agreement entered into in connection with the settlement agreement, which is being accounted for as deferred financing costs and is being amortized over the remaining term of the loans. See Note 5 to the Notes to the Consolidated Financial Statements for a further discussion of the Settlement Agreement and Third Amendment to the Prior Credit Facility.

        As a result of the payment of $17.5 million on the first lien term loan in October 2009, we accelerated the amortization of approximately $0.7 million in deferred financing costs as interest expense in the fourth quarter of 2009. The $0.5 million in fees paid to the lenders in October will be amortized over the remaining term of the credit facility.

        Cash used in discontinued operations are summarized as follows (in millions):

	2007	2008	2009
Operating cash flows	$—	$(1.2)	$(3.4)
Investing cash flows	(1.6)	—	—
Net cash flows from discontinued operations	$(1.6)	$(1.2)	$(3.4)

  Cash used in discontinued operations

        Operating cash flows used by discontinued operations are primarily due to the PSS Southeast division. Investing cash flow consists of capital expenditures incurred primarily by our wireless network services segment.

  Off Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

        The following table summarizes our currently existing contractual obligations and other commitments at December 27, 2009, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2010	2011-2012	2013-2014	2015 and After
Debt, net of interest(1)	$55.4	$8.5	$37.4	$9.5	$—
Capital leases(4)	1.7	0.4	0.8	0.5	—
Estimated interest on debt(2)	13.2	6.8	5.4	1.0	—
Purchase orders(3)	12.3	9.9	2.4	—	—
Operating leases(4)	14.0	4.9	5.1	1.7	2.3
Unrecognized tax benefits, including interest and penalties(5)	2.0	1.3	0.7	—	—

Total commitments and recorded liabilities	$98.6	$31.8	$51.8	$12.7	$2.3

(1)
The Prior Credit Facility. The payments shown contemplate that we will pay off the Prior Credit Facility by the due date of June 2013. See "Notes to Consolidated Financial Statements" Note 5 for further details. As discussed above, we refinanced the Prior Credit Facility with the proceeds of our New Credit Facility on March 3, 2010; as a result, these projected payments as of December 27, 2009 do not accurately reflect our projected payments as of the date of the filing of this Form 10-K.

(2)
Includes interest payments based on current interest rates for variable rate debt and fixed rate debt based upon our swap arrangements. See "Notes to Consolidated Financial Statements" Note 5 for further details.

(3)
Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or services have not been performed.

(4)
See "Notes to Consolidated Financial Statements" Note 6 for further details.

(5)
The obligations shown in the above table represent certain uncertain tax positions in accordance with FASB ASC Topic 740 Income Taxes. The years for which the uncertain tax positions will reverse have been estimated in scheduling the obligations in the table above. See "Notes to Consolidated Financial Statements" Note 7 for further details.

        On February 11, 2008, we entered into three derivative financial instruments with Key Bank to reduce our exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70.0 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2010 and March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. Initially, we designated these instruments as cash flow hedges. In March 2008, as a result of the amendment to our credit facility, which included a LIBOR floor rate of 4.25%, we determined that these instruments were no longer highly effective as a hedge. The net gain (loss) associated with the derivatives for the years ended December 28, 2008, and December 27, 2009 was a $1.7 million loss and a $0.3 million gain, respectively. Future gains and losses on these derivative instruments will continue to be recognized in our Consolidated Statement of Operations.

        As of December 27, 2009 we have $1.5 million of standby letters of credit outstanding. Our letters of credit are related to our prior workers compensation program, as support for our performance bond program and for our work overseas. Additional information regarding our financial commitments at December 27, 2009 is provided in the notes to our Consolidated Financial Statements. See "Notes to Consolidated Financial Statements, Note 14 Commitments and Contingencies."

Other Liquidity Matters

        We intend to fund our cash requirements with cash flows from operating activities, and borrowings under the New Credit Facility. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. As discussed in Part II, Item 1A, "Risk Factors" section of this Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

Critical Accounting Principles and Estimates

        We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders' equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies and litigation, contingent acquisition consideration and stock-based compensation. We explain these accounting policies in the notes to the audited Consolidated Financial Statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

        We have three basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Staff Accounting Bulletin 104 "Revenue Recognition" (SAB 104). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

        A portion of our fixed price-completion contracts are within the scope of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 605 Revenue Recognition (Topic 605). For these contracts revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that we will not incur a loss on the project, we may record revenue equal to cost incurred, at zero margin. In the event that our cost incurred to date may be in excess of our funded contract value, we may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, we will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project.

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

        It is our policy to review any arrangement containing software or software deliverables and services against the criteria contained in FASB ASC Topic 985 Software (Topic 985), and related technical practice aids. Under the provisions of Topic 985 we review the contract value of software deliverables and services and determine allocations of the contract value based on Vendor Specific Objective Evidence ("VSOE"). All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

        Our contracts may include the provision of more than one of our services. In these situations, we apply the guidance of FASB's Topic 605. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

        Under certain of our contractual arrangements, we may also recognize revenue for out-of-pocket expenses in accordance with Topic 605. Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

        Under certain of our contracts, we provide supplier procurement services and materials for our customers. The Company records revenue on these arrangements on a gross or net basis in accordance with Topic 605. Depending on the specific circumstances of the arrangement we consider the following criteria, among others, for recording revenue on a gross or net basis:

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

        Allowance for doubtful accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due to us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer's current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance for doubtful accounts. We write off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Long-lived and Intangible Assets.    We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360 Property, Plant, and Equipment ("Topic 360"). Topic 360 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. Topic 360 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        In accordance with Topic 360, we assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

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

        Goodwill and Purchased Intangibles.    The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 27, 2009, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (typically not exceeding twelve months). Adjustments related to income tax uncertainties through December 27, 2009, were also recorded to goodwill.

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

        We perform our impairment test for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by fist identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our annual and interim impairment assessments, we identified our reporting units to be our operating segments which are Government Solutions and Public Safety and Security.

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

    The current economic conditions have negatively impacted our Public Safety and Security reporting unit's projected growth rates and cash flows as customers have delayed or cancelled capital expenditures related to the systems we provide. However, this reporting unit has no goodwill, it is significantly smaller than our Government Solutions segment and our goodwill impairment analysis is not materially affected by changes in the expected cash flows for this reporting unit. Current economic conditions have not significantly impacted our estimates of cash flows in our Government Solutions reporting unit which primarily provides services to the federal government and the DoD. Our contracts are long term in nature and are supported by significant backlog. Because our contracts are of a long term nature, a majority of our receivables are with agencies within the U. S. government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. government, we are not subject to significant short term changes in operating cash flow. As a result of our current business model, we do not have significant capital expenditure requirements.

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

  •
  We use an estimated control premium in reconciling the aggregate value of our reporting units to our market capitalization. As discussed in Topic 350, control premiums may effectively cause a company's aggregate fair value of its reporting unit(s) to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. As a result, the measurement of fair value of an entity with a collection of assets and liabilities that operate together to produce cash flows is different from the fair value measurement of that entity's individual securities, hence, the reason a control premium is paid.

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

        As a result of the assumptions used in our analyses, several factors could result in impairment of our $110.2 million goodwill and $26.5 million long-lived intangibles in future periods, including but not limited to:

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

        Accounting for income taxes and tax contingencies.    FASB ASC Topic 740 Income Taxes (Topic 740) provides the accounting treatment for uncertainty in income taxes recognized in an enterprise's financial statements. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

        We have a valuation allowance at December 27, 2009, due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

        The 2009 effective tax rate at December 27, 2009 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 27, 2009 are settled at an amount which differs from our estimate. Finally, during 2010 and thereafter, if we are impacted by a change in the valuation allowance as of December 27, 2009 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 27, 2009, such effect will be recognized in the interim period in which the change occurs.

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

        Contingencies and litigation.    We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with FASB ASC Topic 450 Contingencies. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Part I, Item 3 "Legal Proceedings" for additional information.

        Stock-Based Compensation.    We account for stock-based compensation arrangements in accordance with the provisions of FASB ASC Topic 718 Compensation—Stock Compensation (Topic 718) which requires the measurement and recognition of compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

        The valuation provisions of Topic 718 apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. We use the Black-Scholes option pricing model to estimate the fair value of our stock options at the grant date. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Our employee stock options are generally subject to vesting restrictions and are generally not transferable.

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

        Estimates of stock-based compensation expenses are significant to our Consolidated Financial Statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view stock-based compensation as related to our operational performance, we exclude estimated stock-based compensation expense when evaluating the business performance of our operating segments.

  Recently Issued Accounting Pronouncement

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

        The disclosure requirements of FASB ASC Topic 815 Derivatives and Hedging, which took effect on January 1, 2009, are presented in Note 9.

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

        In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its Consolidated Financial Statements.

        In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements. The amendments to the FASB Accounting Standards Codification™ included in the ASU, among other things, eliminate the requirement that an "SEC filer" (as defined) disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This does not change the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with three outstanding interest rate swaps which do not qualify for cash flow hedge accounting and balances under our credit facility with KeyBank National Association. Based on our average outstanding balances during the year ended December 27, 2009 a 1% change in the LIBOR rate would impact our financial position and results of operations by approximately $0.4 million over the next year.

        Cash and cash equivalents as of December 27, 2009 were $9.9 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net loss for the year ended December 27, 2009.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Item 15(a) (1) and (2) of this Annual Report on Form 10-K.

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

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2009.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, our management concluded that our internal control over financial reporting is effective as of December 27, 2009.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

        Management's assessment over our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 27, 2009.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

        We have audited Kratos Defense & Security Solutions, Inc.'s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Kratos Defense & Security Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kratos Defense & Security Solutions, Inc. as of December 28, 2008 and December 27, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 27, 2009 and our report dated March 10, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

San Diego, California
March 10, 2010

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2009.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2009.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2009.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules

(1)
Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 28, 2008 and December 27, 2009

    Consolidated Statements of Operations for the Years Ended December 31, 2007, December 28, 2008, and December 27, 2009.

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, December 28, 2008, and December 27, 2009.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, December 28, 2008, and December 27, 2009.

    Notes to Consolidated Financial Statements

        All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

  (2)
  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed- Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of November 21, 2008, by and among Kratos Defense & Security Solutions, Inc., Dakota Merger Sub, Inc. and Digital Fusion, Inc. Certain exhibits and schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of the omitted exhibits and schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	11/24/08
2.2	Merger Agreement, dated August 8, 2006, by and among the Registrant, WFI Government Services, Inc., MRC Merger Registrant, Inc. and Madison Research Corporation.	8-K	08/14/06
2.3	Agreement dated as of March 9, 2007 by and between LCC Wireless Engineering Services Limited and the Registrant.	10-K	12/31/06
2.4	Equity Purchase Agreement, dated April 20, 2007, by and between the Registrant and Strategic Project Services, LLC.	10-K	12/31/06
2.5	Asset Purchase Agreement, dated May 29, 2007, by and between the Registrant and LCC International, Inc.	8-K	05/30/07
2.6	Asset Purchase Agreement, dated July 7, 2007, by and between the Registrant and Burgundy Acquisition Corporation.	8-K	07/12/07
2.7	Agreement and Plan of Merger, dated November 2, 2007, by and among the Registrant, Kratos Government Solutions, Inc., Haverstick Acquisition Corporation and Haverstick Consulting, Inc.	8-K	11/07/07
2.8	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among the Registrant, White Shadow, Inc. and SYS.	8-K	02/21/08
3.1	Amended and Restated Certificate of Incorporation.	10-Q	09/30/01
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions	10-Q	09/27/09
3.4	Amended and Restated Bylaws of the Registrant.	8-K	06/10/09

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Filing Date/ Period End Date	Filed- Furnished Herewith
3.5		Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01
3.6		Certificate of Designations, Preferences and Rights of Series B Preferred Stock.	8-K/A	06/05/02
3.7		Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04
4.1		Specimen Stock Certificate.	S-1	08/18/99
4.2		Rights Agreement, dated as of December 16, 2004, between the Registrant and Wells Fargo, N.A.	8-K	12/17/04
10.1	#	1999 Equity Incentive Plan.	S-1	08/18/99
10.2	#	Form of Stock Option Agreement pursuant to the 1999 Equity Incentive Plan.	S-1/A	09/10/99
10.3	#	1999 Employee Stock Purchase Plan and related offering documents.	S-1	08/18/99
10.4	#	Form of Indemnity Agreement by and between the Registrant and certain officers and directors of the Registrant.	10-K	12/28/08
10.5	#	2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00
10.6	#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00
10.7	#	Amended and Restated Severance and Change of Control Agreement dated March 28, 2006 between the Registrant and Deanna Lund.	10-K	12/31/05
10.8	#	Nonqualified Deferred Compensation Plan.	10-K	12/31/05
10.9	#	2005 Equity Incentive Plan.	S-8	08/01/05
10.10	#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/05
10.11	#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the Registrant's 2005 Equity Incentive Plan.	8-K	01/17/07
10.12
		First Lien Credit Agreement among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender and the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner, dated as of December 31, 2007.	8-K	01/07/08

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Filing Date/ Period End Date	Filed- Furnished Herewith
10.13		Second Lien Credit Agreement among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner, dated as of December 31, 2007.	8-K	01/07/08
10.14		Amendment and Waiver of First Lien Credit Agreement, dated as of March 27, 2008, by and among the Registrant, KeyBank National Association as Administrative Agent and the Lenders party thereto.	8-K	04/02/08
10.15		Amendment and Waiver of Second Lien Credit Agreement, dated as of March 27, 2008, by and among the Registrant, KeyBank National Association as Administrative Agent and the Lenders party thereto.	8-K	04/02/08
10.16
		Second Amendment to First Lien Credit Agreement, dated as of June 26, 2008, among the Registrant, KeyBank National Association, as Administrative Agent and Lender and the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner.	8-K	06/28/08
10.17
		Second Amendment to Second Lien Credit Agreement, dated as of June 26, 2008, among the Registrant, KeyBank National Association, as Administrative Agent and Lender, the other financial institutions parties thereto and KeyBanc Capital Markets as lead arranger and book runner.	8-K	06/28/08
10.18	#	Amended and Restated Executive Employment Agreement, dated as of August 4, 2008, by and between the Registrant and Eric DeMarco.	10-Q	06/29/08
10.19	#	Amended and Restated Executive Employment Agreement, dated as of August 4, 2008, by and between the Registrant and Deanna Lund.	10-Q	06/29/08
10.20	#	Amended and Restated Executive Employment Agreement, dated as of August 4, 2008, by and between the Registrant and Laura Siegal.	10-Q	06/29/08
10.21	#	Amended and Restated Executive Employment Agreement, dated as of August 4, 2008, by and between the Registrant and Laura Siegal.	10-Q	06/29/08
10.22		Placement Agent Agreement, dated as of August 27, 2009, by and between the Kratos Defense & Security Solutions, Inc. and B. Riley & Co., LLC	8-K	08/27/09

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed- Furnished Herewith
10.23	Third Amendment to First Lien Credit Agreement, dated as of October 16, 2009, among the Registrant, Key Bank National Association, as Administrative Agent and Lender and other financial institutions parties thereto.	10-Q	09/27/09
10.24
	Third Amendment to Second Lien Credit Agreement, dated as of October 16, 2009, among the Registrant, Key Bank National Association, as Administrative Agent and Lender and other financial institutions parties thereto.	10-Q	09/27/09
10.25	Settlement Agreement and General Release of Claims, dated as of October 16, 2009, among the Registrant, Key Bank National Association, Field Point III, Ltd., and SPF CDO I, Ltd.	10-Q	09/27/09
10.26	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc. (Sublessor) and Kratos Defense & Security Solutions, Inc. (Sublessee)			*
21.1	List of Subsidiaries.	8-K	08/27/09
23.1	Consent of Independent Registered Public Accounting Firm.			*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.			*

#
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2010

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERIC M. DEMARCO Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010
/s/ DEANNA H. LUND Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 10, 2010
/s/ LAURA L. SIEGAL Laura L. Siegal	Vice President and Corporate Controller (Principal Accounting Officer)	March 10, 2010
/s/ SCOTT ANDERSON Scott Anderson	Director	March 10, 2010
/s/ BANDEL CARANO Bandel Carano	Director	March 10, 2010
/s/ SCOT JARVIS Scot Jarvis	Director	March 10, 2010
/s/ SAM LIBERATORE Sam Liberatore	Director	March 10, 2010
/s/ WILLIAM HOGLUND William Hoglund	Director	March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

        We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. as of December 28, 2008 and December 27, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kratos Defense & Security Solutions, Inc. as of December 28, 2008 and December 27, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2009 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kratos Defense & Security Solutions, Inc.'s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

San Diego, California
March 10, 2010

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Balance Sheets

December 28, 2008 and December 27, 2009

(in millions, except par value and number of shares)

	2008	2009
Assets
Current assets:
Cash and cash equivalents	$3.7	$9.9
Restricted cash	0.4	0.4
Accounts receivable, net	96.4	78.6
Income taxes receivable	0.7	1.0
Prepaid expenses	3.5	2.2
Other current assets	6.4	4.7
Current assets of discontinued operations	5.1	2.0

Total current assets	116.2	98.8
Property and equipment, net	6.4	4.3
Goodwill	152.2	110.2
Intangibles, net	32.2	26.5
Deferred tax asset	—	0.4
Other assets	4.4	1.0
Non current assets of discontinued operations	1.0	0.4

Total assets	$312.4	$241.6

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17.6	$18.8
Accrued expenses	13.2	9.0
Accrued compensation	14.3	15.7
Billings in excess of costs and earnings on uncompleted contracts	9.3	5.4
Deferred income tax liability	—	0.4
Accrual for contingent acquisition consideration	3.7	—
Other current liabilities	9.9	2.8
Income taxes payable	—	0.2
Current portion of long-term debt	5.9	4.5
Current portion of capital lease obligations	0.2	0.2
Current liabilities of discontinued operations	7.1	4.7

Total current liabilities	81.2	61.7
Long-term debt, net of current portion	76.0	50.9
Capital lease obligations	0.9	0.7
Other long-term liabilities	5.5	2.8
Non current liabilities of discontinued operations	1.9	0.6

Total liabilities	165.5	116.7
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 28, 2008 and December 27, 2009 (liquidation preference $5.0 million at December 27, 2009)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 12,816,963 and 15,784,591 shares issued and outstanding at December 28, 2008 and December 27, 2009, respectively	—	—
Additional paid-in capital	503.5	523.0
Accumulated deficit	(356.6)	(398.1)

Total stockholders' equity	146.9	124.9

Total liabilities and stockholders' equity	$312.4	$241.6

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITIES SOLUTIONS, INC.

Consolidated Statements of Operations

Years ended December 31, 2007, December 28, 2008, and December 27, 2009

(in millions, except per share amounts)

	2007	2008	2009
Revenues	$180.7	$286.2	$334.5
Cost of revenues	151.0	228.0	265.2

Gross profit	29.7	58.2	69.3
Selling, general and administrative expenses	36.6	48.9	52.8
Research and development expenses	—	0.9	1.8
Recovery of unauthorized issuance of stock options, stock option investigation and related fees, and litigation settlement	15.5	(4.5)	(0.2)
Impairment of goodwill	—	105.8	41.3
Impairments and adjustments to the liability for unused office space	1.2	0.3	0.6

Operating loss from continuing operations	(23.6)	(93.2)	(27.0)

Other expense:
Interest expense, net	(1.2)	(10.0)	(10.4)
Impairment of investments in unconsolidated affiliates	(1.8)	—	—
Other income (expenses), net	0.7	(1.5)	0.1

Total other expense, net	(2.3)	(11.5)	(10.3)

Loss from continuing operations before income taxes	(25.9)	(104.7)	(37.3)
Provision (benefit) for income taxes from continuing operations	1.3	(0.7)	1.0

Loss from continuing operations	(27.2)	(104.0)	(38.3)
Loss from discontinued operations	(13.6)	(7.1)	(3.2)

Net loss	$(40.8)	$(111.1)	$(41.5)

Basic loss per common share:
Loss from continuing operations	$(3.67)	$(11.18)	$(2.76)
Loss from discontinued operations	(1.84)	(0.77)	(0.23)

Net loss per common share:	$(5.51)	$(11.95)	$(2.99)

Diluted loss per common share:
Loss from continuing operations	$(3.67)	$(11.18)	$(2.76)
Loss from discontinued operations	(1.84)	(0.77)	(0.23)

Net loss per common share:	$(5.51)	$(11.95)	$(2.99)

Weighted average common shares outstanding:
Basic	7.4	9.3	13.9
Diluted	7.4	9.3	13.9

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2007, December 28, 2008, and December 27, 2009

(in millions)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	—	$—	7.4	$—	$391.7	$(204.6)	$187.1
Issuance of common stock for exercise of stock options	—	—	—	—	—	—	—
Common stock issued for acquisitions	—	—	0.5	—	12.0	—	12.0
Paid-in capital for contingent acquisition consideration	—	—	—	—	7.4	—	7.4
Adjustment for initial adoption of FASB ASC 740 Income Taxes	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	—	1.6	—	1.6
Net loss and total comprehensive loss	—	—	—	—	—	(40.8)	(40.8)

Balance, December 31, 2007	—	—	7.9	—	412.7	(245.5)	167.2

Stock issued for Employee Stock Purchase Plan	—	—	—	—	0.2	—	0.2
Common stock issued for acquisitions	—	—	4.8	—	80.2	—	80.2
Stock options issued for acquisitions	—	—	—	—	7.0	—	7.0
Paid in capital and common stock issued for contingent consideration	—	—	0.1	—	2.3	—	2.3
Stock-based compensation	—	—	—	—	1.1	—	1.1
Net loss and total comprehensive loss	—	—	—	—	—	(111.1)	(111.1)

Balance, December 28, 2008	—	—	12.8	—	503.5	(356.6)	146.9

Stock issued for Employee Stock Purchase Plan	—	—	0.1	—	0.4	—	0.4
Issuance of common stock for exercise of stock options and warrants	—	—	—	—	0.1	—	0.1
Issuance of common stock	—	—	2.6	—	17.5	—	17.5
Paid in capital and common stock issued for contingent consideration	—	—	0.3	—	(0.2)	—	(0.2)
Stock-based compensation	—	—	—	—	1.7	—	1.7
Net loss and total comprehensive loss	—	—	—	—	—	(41.5)	(41.5)

Balance, December 27, 2009	—	$—	15.8	$—	$523.0	$(398.1)	$124.9

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2007, December 28, 2008, and December 27, 2009

(in millions)

	2007	2008	2009
Operating activities:
Net loss	$(40.8)	$(111.1)	$(41.5)
Less: Loss from discontinued operations	(13.6)	(7.1)	(3.2)

Loss from continuing operations	(27.2)	(104.0)	(38.3)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	4.3	7.3	8.3
Deferred income taxes	0.7	(2.0)	—
Accrual for litigation settlement	4.9	—	(0.5)
Goodwill impairment charges	—	105.8	41.3
Asset impairment charges	2.5	0.2	—
Disposal of property and equipment	—	0.4	—
Accelerated amortization of deferred financing costs	—	—	0.7
Provision for doubtful accounts	0.5	1.1	0.4
Stock-based compensation	0.8	1.1	1.7
Mark to market on swaps	—	1.7	(0.1)
Change in accrual for unused office space	—	—	0.6
Deferred tax asset	—	—	(0.4)
Deferred income tax liability	—	—	0.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5.3	(2.9)	17.4
Prepaid expenses	(0.1)	4.2	1.3
Other assets	(4.8)	5.5	4.8
Accounts payable	(1.3)	(9.6)	1.8
Accrued expenses	2.1	(2.0)	(4.0)
Accrued compensation	(1.8)	(2.8)	1.4
Billings in excess of costs and earnings on uncompleted contracts	0.4	(2.1)	(3.9)
Accrual for contingent acquisition consideration	1.4	0.7	(0.1)
Income tax receivable and payable	1.6	0.5	0.5
Accrual for unused office space	(0.1)	(0.7)	(1.6)
Other liabilities	10.0	(6.9)	(5.5)

Net cash provided by (used in) operating activities from continuing operations	(0.8)	(4.5)	26.2

Investing activities:
Sale/maturity of short-term investments	—	0.3	—
Cash paid for contingent acquisition consideration	(8.9)	—	(3.6)
Cash paid for acquisitions, net of cash acquired	(63.9)	(1.2)	(1.1)
Proceeds/(payments) from the disposition of discontinued operations	57.3	(0.2)	(2.4)
Cash transferred (to) from restricted cash	1.0	(0.4)	—
Capital expenditures	(0.9)	(0.8)	(0.4)

Net cash used in investing activities from continuing operations	(15.4)	(2.3)	(7.5)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2007, December 28, 2008, and December 27, 2009

(in millions)

	2007	2008	2009
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	$—	$—	$17.5
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	—	0.2	0.6
Payments of subordinated debt	—	—	(2.1)
Borrowings under credit facility	88.5	7.9	22.5
Repayments under credit facility	(64.0)	(4.6)	(46.9)
Repayment of capital lease obligations	(0.4)	(0.2)	(0.2)
Debt issuance costs	(3.0)	(0.5)	(0.5)

Net cash provided by (used in) financing activities from continuing operations	21.1	2.8	(9.1)

Net cash flows from continuing operations	4.9	(4.0)	9.6
Cash flows from discontinued operations
Operating cash flows	—	(1.2)	(3.4)
Investing cash flows	(1.6)	—	—
Financing cash flows	—	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—

Net cash flows from discontinued operations	(1.6)	(1.2)	(3.4)

Net increase (decrease) in cash and cash equivalents	3.3	(5.2)	6.2
Cash and cash equivalents at beginning of year	5.6	8.9	3.7

Cash and cash equivalents at end of year	$8.9	$3.7	$9.9

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2.8	$8.7	$7.7
Net cash (received) paid during the year for income taxes	$(1.4)	$1.3	$0.3
Non-cash investing and financing activities:
Common stock and stock options issued for acquisitions	$12.0	$87.2	$—
Paid in capital for contingent acquisition consideration	$7.4	$2.3	$(0.3)
Liability for contingent cash consideration	$1.2	$—	$—
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$111.1	$116.8	$—
Fixed assets financed	$1.2	$—	$—
Liabilities assumed in acquisitions	$20.9	$23.9	$—

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies

(a)   Description of Business

        Kratos Defense & Security Solutions, Inc. (Kratos or the Company) was initially incorporated in the state of New York on December 19, 1994, commenced operations in March 1995 and was reincorporated in Delaware in 1998. The Company is an innovative provider of mission critical engineering, information technology (IT) services and warfighter solutions. It works primarily for the U.S. government and federal government agencies, but it also performs work for state and local agencies and commercial customers. Its principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (C5ISR); weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system test and evaluation; missile and rocket mission launch services; public safety, security and surveillance systems; modeling and simulation; unmanned aerial vehicle (UAV) systems; and advanced network engineering and information technology services. The Company offers its customers solutions and expertise to support their mission critical needs by leveraging its skills across its core service areas.

        The Company's business consists of two reportable segments: (1) Kratos Government Solutions (KGS) which provides engineering, information technology and weapons systems to federal, state, and local government agencies, but primarily the DoD; and (2) Public Safety and Security (PSS), which provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers.

        Prior to 2008, the Company was also an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. government and enterprise customers. In 2006 and 2007, the Company undertook a transformation strategy whereby it divested its commercial wireless-related businesses and chose to pursue business with the federal government, primarily the DoD, through strategic acquisitions.

        On September 12, 2007, the Company changed its name from Wireless Facilities, Inc. to Kratos Defense & Security Solutions, Inc. The Company's new name reflects its revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies. In connection with its name change, the Company changed its NASDAQ Global Market trading symbol to "KTOS". All previous financial statements prior to September 12, 2007 were issued under the Company's previous name, Wireless Facilities, Inc.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(c)   Fiscal Year

        The Company's year end was on the last day of the year, December 31st with interim fiscal periods ending on the last day of the calendar month of each quarter for the fiscal year 2007. In 2008 and 2009, the Company's year end was the last Sunday of the year with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The fiscal years ended December 31, 2007, December 28, 2008, and December 27, 2009 all contained 52 calendar weeks.

(d)   Reclassifications

        The consolidated balance sheets and statements of operations and cash flows have been reclassified to present the discontinued operations of the Company's Southeast division of the Public Safety & Security segment.

(e)   Use of Estimates

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

(f)    Reverse Stock Split

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

(g)   Revenue Recognition

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

        The Company has three basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Staff Accounting Bulletin 104 "Revenue Recognition" (SAB 104). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed- price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

        A portion of the fixed price-completion contracts are within the scope of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 605 Revenue Recognition (Topic 605). For these contracts, revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that the Company will not incur a loss on the project, the Company may record revenue equal to cost incurred, at zero margin. In the event that the cost incurred to date may be in excess of the funded contract value, the Company may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, the Company will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        It is the Company's policy to review any arrangement containing software or software deliverables and services against the criteria contained in FASB ASC Topic 985 Software (Topic 985). Under the provisions of Topic 985 the Company reviews the contract value of software deliverables and services and determines allocations of the contract value based on Vendor Specific Objective Evidence (VSOE) or fair value for each of the elements. All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

        The Company's contracts may include the provision of more than one of its services. In these situations, the Company applies the guidance of Topic 605. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

        Under certain of the Company's contractual arrangements, the Company may also recognize revenue for out-of-pocket expenses in accordance with Topic 605. Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

        Under certain of its contracts, the Company provides supplier procurement services and materials for its customers. The Company records revenue on these arrangements on a gross or net basis in accordance with Topic 605, depending on the specific circumstances of the arrangement. The Company considers the following criteria, among others, for recording revenue on a gross or net basis:

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As of December 28, 2008 and December 27, 2009, approximately $0.9 million and $6.8 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

(h)   Derivative Instruments

        In managing interest rate risk exposure, the Company entered into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notational amount by one party in exchange for a floating rate times the same notational amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company's interest rate swap agreements are major financial institutions. In accordance with FASB ASC Topic 815 Derivatives and Hedging, the Company recognizes interest rate swap agreements on the consolidated balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable (hedge accounting).

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

        When hedge accounting is discontinued, the derivative instrument will be either terminated, continue to be carried on the balance sheet at fair value, or redesignated as the hedging instrument in either a cash flow or fair value hedge, if the relationship meets all applicable hedging criteria. Any asset or liability that was previously recorded as a result of recognizing the value of a firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. Any gains or losses that were accumulated in other comprehensive income from hedging a forecasted transaction will be recognized immediately in current period earnings, if it is probable that the forecasted transaction will not occur. (See Note 9 for additional information with respect to derivative instruments.)

(i)    Research and Development

        Costs incurred in research and development activities are expensed as incurred in accordance with FASB ASC Topic 985 Software.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        In accordance with the recognition standards established by FASB ASC Topic 740 Income Taxes, the Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position.

(k)   Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 Compensation-Stock Compensation (Topic 718). All of the Company's stock compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options, and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the vesting period of the options, which is generally four years. The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually four to ten years. The Company has no awards with market or performance conditions. Compensation expense for stock issued under our employee stock purchase plan is estimated on the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally 6 months.

        For the years ended December 31, 2007, December 28, 2008 and December 27, 2009, there was no incremental tax benefit from stock options exercised in the period due to expected tax losses for the year. The Company recorded cash received from the exercise of stock options of $0.2 million in 2009, respectively. No stock options were exercised in 2007 or 2008. The following table shows the amounts

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

recognized in the Consolidated Financial Statements for 2007, 2008 and 2009 for share-based compensation expense related to stock options, stock awards and to stock options offered under our employee stock purchase plan (in millions).

	Year ended December 31, 2007	Year ended December 28, 2008	Year ended December 27, 2009
Cost of revenues	$0.0	$0.0	$0.0
Selling, general and administrative expenses	0.8	1.1	1.7

Total cost of employee stock-based compensation included in operating loss from continuing operations, before income tax	0.8	1.1	1.7
Amount charged to loss from discontinued operations	0.8	0.0	0.0

Total charged against operations	$1.6	$1.1	$1.7

Impact on net loss per common share:
Basic	$(0.22)	$(0.12)	$(0.13)
Diluted	$(0.22)	$(0.12)	$(0.13)

(l)    Net Income (Loss) per Common Share

        The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260 Earnings Per Share (Topic 260). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities (in millions).

	2007	2008	2009
Anti-dilutive weighted shares from stock options excluded from calculation	0.8	1.8	1.6
Anti-dilutive weighted shares from preferred stock excluded from calculation	0.1	0.1	0.1

(m)  Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer's financial condition, credit agency reports, financial statements and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectability and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks. Changes to estimates of contract value are recorded as

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

adjustments to revenue and not as a component of the allowance for doubtful accounts. Individual accounts receivable are written off to the allowance for doubtful accounts when the Company becomes aware of a specific customer's inability to meet its financial obligation, and all collection efforts are exhausted.

        The following table outlines the balance of the Company's Allowance for Doubtful Accounts for 2007, 2008 and 2009. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 31, 2007	$0.3	$0.5	$(0.2)	$0.6
Year ended December 28, 2008	$0.6	$1.1	$(0.6)	$1.1
Year ended December 27, 2009	$1.1	$0.4	$(0.7)	$0.8

(n)   Cash and Cash Equivalents

        The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

        The Company has restricted cash accounts of approximately $0.4 million at December 28, 2008 and December 27, 2009, which are required to collateralize a credit card program and a deposit relating to the run out of a now terminated self-insured workers compensation program.

(o)   Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 28, 2008 and December 27, 2009, the Company had $1.7 million and $1.9 million, respectively, of inventories which were reflected in other current assets of continuing operations on the consolidated balance sheets.

(p)   Property and Equipment, Net

        Property and equipment consists primarily of computer equipment, software, leasehold improvements and office-related equipment and is recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which is one to three years for computer equipment, five years for furniture and office equipment, and five to ten years for software for the Company's enterprise systems. Equipment and facilities acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly improve and extend the useful life of an asset, are capitalized and depreciated over the shorter of the lease period or the estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        In accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other, the Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software.

(q)   Leases

        The Company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The Company conducts operations primarily under operating leases.

        Most lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the Company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use.

(r)   Acquisitions

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

(s)   Goodwill and Other Intangible Assets, Net

        In accordance with the provisions of FASB ASC Topic 350 Intangibles—Goodwill and Other (Topic 350), the Company performs impairment tests for goodwill as of the last day of each fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income.

        In accordance with Topic 350, the Company classifies intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. The Company tests intangible assets with finite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the finite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

(t)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with FASB ASC Topic 360 Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(u)   Fair Value of Financial Instruments

        FASB ASC Topic 825 Financial Instruments requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term debt and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

(v)   Concentrations and Uncertainties

        The Company maintains cash balances at various financial institutions and such balances commonly exceed the $100,000 insured (temporarily increased to $250,000 through December 31, 2013) amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

        Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company's billed and unbilled accounts receivable. The Company's accounts receivable result from sales to customers within the federal government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer's financial condition. Collateral is not required. The accounts receivable are recorded at invoiced amount and do not bear interest. See Note 12 for a discussion of our significant customers.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        As of March 3, 2010, the Company has $57.5 million of debt outstanding under the New Credit Facility (See Note 17 Subsequent Events) with debt service requirements of $3.5 million, excluding interest, in 2010. The Company intends to fund its cash requirements with cash flows from operating activities, and borrowings under the New Credit Facility, and management believes these sources of liquidity should be sufficient to meet the Company's cash needs for at least the next 12 months. The Company's quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to its control. If the conditions in its industry deteriorate or its customers cancel or postpone projects or if the Company is unable to sufficiently increase its revenues or further reduce its expenses, the Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

(w)  Debt Issuance Costs

        Fees paid to obtain debt financing or amendments under such debt financing are treated as debt issuance costs and are capitalized and amortized over the expected term of the related debt. These payments are shown as a financing activity in the consolidated statements of cash flows.

(x)   Interest expense, net

        Interest expense, net in the Consolidated Statements of Operations is summarized in the following table (in millions):

	2007	2008	2009
Interest expense incurred primarily on the Company's Credit Facility	$(1.6)	$(10.3)	$(10.6)
Miscellaneous interest income	0.4	0.3	0.2

Interest expense, net	$(1.2)	$(10.0)	$(10.4)

(y)   Recent Accounting Pronouncements

        Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        The disclosure requirements of FASB ASC Topic 815 Derivatives and Hedging, which took effect on January 1, 2009, are presented in Note 9.

        The accounting requirements of FASB ASC Topic 805 Business Combinations, which took effect on January 1, 2009, were adopted but had no impact on the Company's Consolidated Financial Statements.

        The accounting and presentation requirements of FASB ASC Topic 810 Consolidation, which took effect on January 1, 2009, had no impact on the Consolidated Financial Statements as the Company's non-controlling interests are not material.

        As of September 27, 2009, the Company implemented FASB ASC Topic 825 Financial Instrument (Topic 825). Topic 825 amends previous accounting literature to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The amendment changes FASB ASC Topic 270 Interim Reporting (Topic 270), to require those disclosures in all interim financial statements. Topic 825 is effective for periods ending after June 15, 2009. In the second quarter of 2009, the Company implemented Topic 825 and Topic 270. See Note 9, "Fair Value Measurement."

        In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its Consolidated Financial Statements.

        In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements. The amendments to the FASB Accounting Standards Codification™ included in the ASU, among other things, eliminate the requirement that an "SEC filer" (as defined) disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This does not change the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 2. Goodwill and Other Intangible Assets

  Goodwill

        The Company performs its annual impairment test for goodwill in accordance with FASB ASC Topic 350 Intangibles—Goodwill and Other (Topic 350) as of the last day of the fiscal year or when evidence of potential impairment exists.

        The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For the Company's annual and interim impairment assessments, the Company has identified its reporting units to be its operating segments which are Kratos Government Solutions and Public Safety & Security.

        The Company's testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by FASB ASC Topic 820 Fair Value Measurements and Disclosure). The Company also considers its market capitalization based upon an average of the stock price prior to and subsequent to the date the analysis is performed and reconciles the fair value of the Company's reporting units to the Company's market capitalization assuming a control premium. If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and Topic 350, prescribes the approach for determining the impairment amount, if any.

        In December 2008, the Company concluded that the decision to exit three businesses acquired with the SYS merger and included in the KGS reporting segment met the criteria to be classified as held for sale. The Company also concluded this was a triggering event under Topic 350 that required a review of the Company's goodwill and intangibles assets with indefinite lives. Because the three business units were never integrated into the KGS reporting unit, and as such, the benefits of the acquired goodwill were never realized by the rest of the reporting unit, the goodwill of the disposed businesses was not adjusted based upon the relative fair values of the businesses disposed and businesses retained. An impairment charge of $3.3 million related to the separately assigned goodwill of these businesses was recorded as part of the loss from discontinued operations (see Note 3 and 8).

        Because of the timing of the disposals mentioned above, the required impairment test of the KGS goodwill and intangible assets with indefinite lives was included with the Company's required annual impairment test of goodwill. The annual impairment test for goodwill was performed using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Company's segments versus their book values. The test as of December 28, 2008, indicated that the book values for the KGS segment, excluding Digital Fusion, Inc. (DFI), which was purchased on December 24, 2008, exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $105.8 million in its KGS segment for the impairment of goodwill.

        The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples and the Company's average stock price as of December 28, 2008,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 2. Goodwill and Other Intangible Assets (Continued)

compared with the impairment test performed as of December 31, 2007. In the analysis, the Company used the income approach and validated its reasonableness by considering its market capitalization based upon an average of its stock price for a period prior to and subsequent to the date the analysis was performed. The average market price of the Company's stock as of December 28, 2008 was $12.90 which equated to a 45% drop in the average stock price and corresponding market capitalization from December 31, 2007 which had an average stock price of $23.50. The Company reconciled the fair value of its reporting units which was calculated using the income approach to its market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which was based upon an estimated market participant weighted average cost of capital (WACC) increased 250 basis points from 11.5% in the year end impairment test in 2007 compared to 14% in the year end impairment test in 2008. This change was the key factor contributing to the $105.8 million impairment charge that was recorded in the fourth quarter of 2008.

        Given the continued significant decline in the stock market in general and specifically the Company's stock price and market capitalization in the first quarter of 2009 which declined 39% from an average stock price of $12.90 as of December 28, 2008 to $7.80 as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with Topic 350 as of February 28, 2009. The test indicated that the book value for the Kratos Government Solutions (KGS) segment exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in its KGS segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples and the Company's average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company's forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The Company reconciled the fair value of its reporting units which was calculated using the income approach to the Company's market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which was based upon an estimated market participant weighted average cost of capital (WACC) increased 300 basis points from 14% in the Company's year end impairment test in 2008 as compared to 17% in the Company's 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that was recorded in the first quarter of 2009.

        In 2009, the annual test did not result in any impairment charge as there was an increase in current market multiples and market capitalization as of December 27, 2009 compared to the 2008 annual test and the test as of February 28, 2009. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will evaluate goodwill for impairment between annual tests in accordance with Topic 350.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 2. Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amounts of goodwill by operating segment for the years ended December 31, 2007, December 28, 2008 and December 27, 2009, are as follows (in millions):

	Public Safety & Security	Government Solutions	Total
Balance as of December 31, 2006	$—	$129.9	$129.9
Acquisitions	—	64.6	64.6
Impairments	—	—	—

Balance as of December 31, 2007	—	194.5	194.5
Acquisitions and purchase accounting adjustments	—	63.5	63.5
Impairments		(105.8)	(105.8)

Balance as of December 28, 2008	—	152.2	152.2
Acquisitions and purchase accounting adjustments	—	(0.7)	(0.7)
Impairments	—	(41.3)	(41.3)

Balance as of December 27, 2009	$—	$110.2	$110.2

Purchased Intangible Assets

        The following tables set forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 28, 2008			As of December 27, 2009
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$22.1	$(4.1)	$18.0	$22.1	$(6.5)	$15.6
Contracts and backlog	17.4	(6.9)	10.5	17.4	(9.8)	7.6
Developed technology	3.1	(0.2)	2.9	3.1	(0.5)	2.6
Non-compete agreements	1.3	(1.3)	0.0	1.3	(1.3)	0.0
Trade names	1.2	(0.4)	0.8	1.2	(0.5)	0.7

Total	$45.1	$(12.9)	$32.2	$45.1	$(18.6)	$26.5

        The aggregate amortization expense for finite-lived intangible assets was $2.7 million, $4.9 million and $5.7 million for the years ended December 31, 2007, December 28, 2008, and December 27, 2009, respectively.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 2. Goodwill and Other Intangible Assets (Continued)

        Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 27, 2009, is as follows (in millions):

Amortization Expense
2010	$5.0
2011	4.7
2012	3.4
2013	3.4
2014	3.3
Thereafter	6.7

$26.5

Note 3. Acquisitions

Digital Fusion, Inc.

        On December 24, 2008, the Company acquired 100% of the voting equity interests of Huntsville, Alabama based Digital Fusion, Inc. (DFI) in a stock for stock transaction for approximately $37.0 million. DFI provides Command, Control, Communications, Computing, Intelligence, Surveillance, and Reconnaissance (C4ISR) and technical engineering services, Unmanned Aerial Vehicle (UAV) products and technology and has significant engineering, modeling and simulation capabilities. The acquisition of DFI provides Kratos with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to existing Kratos customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command (ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers. The aforementioned factors are the primary reason for the acquisition and the amount subsequently assigned to goodwill.

        The purchase price of $37.0 million includes direct transaction costs of $0.9 million. The Company issued 2.3 million shares to DFI shareholders and assumed DFI options which were exercisable for approximately 1.0 million shares of Kratos common stock. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 2.3 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 0.17933 for each DFI share, at a price of $12.70 per share, the average closing price of Kratos shares of common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on November 24, 2008. The Company assumed DFI options valued at the exchange ratio of 0.17933 for each DFI option. The fair value of the assumed options that was allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 1.2 years. The results of operations of DFI are included in the accompanying Consolidated Financial Statements for the year ended December 27, 2009.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 3. Acquisitions (Continued)

        The following summarizes the allocation of the purchase price, including transaction costs of $0.9 million, to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$2.3
Accounts receivable, net	10.0
Other current assets	0.1
Property and equipment, net	1.0
Intangible assets	9.3
Goodwill	23.8
Other assets	0.4

Total assets	46.9
Current liabilities	(9.0)
Other liabilities	(0.9)

Net assets acquired	$37.0

        The goodwill recorded in this transaction is not tax deductible with the exception of approximately $3.6 million which was tax deductible to DFI.

SYS Technologies

        On June 28, 2008, the Company acquired 100% of the voting equity interests of San Diego-based SYS Technologies (SYS). SYS provides a range of C4ISR and net-centric solutions to federal, state, local and other customers. The combination of SYS and Kratos creates a broad, complementary set of offerings, and positions the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly-specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C4ISR. The amount of goodwill assigned in the allocation of purchase price is primarily attributable to the aforementioned advantages of this acquisition.

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

        The Consolidated Statements of Operations for the years ended December 28, 2008 and December 27, 2009, includes the results of SYS's operations from the date of acquisition, June 28, 2008.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 3. Acquisitions (Continued)

        The following summarizes the allocation of the purchase price, including transaction costs of $2.4 million, to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$4.0
Accounts receivable, net	13.6
Other current assets	1.7
Property and equipment, net	1.4
Intangible assets	8.9
Goodwill	40.1
Other assets	0.2

Total assets	69.9
Current liabilities	(13.2)
Other liabilities	(0.8)

Net assets acquired	$55.9

        The goodwill recorded in this transaction is not tax deductible with the exception of approximately $6.7 million which was tax deductible to SYS.

Haverstick Consulting, Inc.

        On December 31, 2007, the Company acquired 100% of the voting equity interests of Indianapolis, Indiana headquartered Haverstick Consulting, Inc. (Haverstick) as part of the Company's KGS segment. Haverstick provides rocket and missile test and evaluation, weapons systems support, and professional services to the U.S. Army, U.S. Air Force, U.S. Navy, NASA, and other federal, state and local agencies. Through the Haverstick acquisition, the Company expanded its customer relationship within the DoD and enhanced its presence with the U.S. Air Force, a key growth area for Haverstick.

        The total purchase price for the Haverstick acquisition was $92.0 million, including transaction costs incurred of $0.8 million. The purchase price paid to Haverstick of $91.2 million was paid in a combination of $70.3 million of cash and common stock valued at $19.4 million based on 748,000 shares at a price of $26.00 per share, the average closing price of Kratos shares of common stock for the two days prior to, including, and the two days subsequent to the public announcement of the acquisition on November 5, 2007, and a working capital adjustment of $1.5 million. The Company held back $8.6 million, $1.2 million in cash and $7.4 million in stock, to secure any negative working capital adjustments required by the merger agreement and its indemnity rights. The holdback consideration, which accrued interest in accordance with the terms of the agreement until paid, was to be initially released on the 12th month and 21st month after the date of the acquisition. As a result of a claims notice the Company filed in relation to an indemnity claim which could have exceeded the amount of the holdback consideration payable due to Haverstick, the Company did not make the December 2008 holdback payment. In March 2009, the indemnity claim against Haverstick was resolved and the December holdback payment of $4.3 million was paid. The final holdback payment of $4.3 million was made in October 2009.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 3. Acquisitions (Continued)

        In addition to the indemnity holdback, the agreement also called for a post closing working capital adjustment. In February 2008, the Company and Haverstick agreed on the working capital calculation called for in the agreement. The calculation resulted in a working capital adjustment due to Haverstick in an amount of $1.5 million. The working capital adjustment was paid in April 2008 with 69,731 shares of common stock valued at $1.3 million and cash of $0.2 million. To fund the acquisition, the Company secured a new credit facility of $85.0 million arranged by KeyBanc Capital Markets. The credit facility, which includes a $25.0 million line of credit and $60.0 million in term notes, replaced the Company's previous credit facility, which had an outstanding principal balance of $6.0 million on December 31, 2007. Until the date on which the shares of stock issued to Haverstick became saleable, interest accrued on the value of the closing stock at a floating rate of one-month LIBOR plus four percent (4%) per annum. The shares became saleable on June 30, 2008 and 16,769 additional shares were issued in satisfaction of the accrued interest.

        The Consolidated Statements of Operations for the year ended December 28, 2008 and December 27, 2009 includes the results of Haverstick's operations for the entire two years. The results of Haverstick's operations are not included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007.

        The purchase price which includes transaction costs of $0.8 million was accounted for as follows (in millions):

Cash	$3.6
Accounts receivable, net	23.5
Other current assets	5.3
Property and equipment, net	2.1
Intangible assets	9.3
Goodwill	66.4
Other assets	2.4

Total assets	112.6
Current liabilities	(16.9)
Other liabilities	(3.7)

Net assets acquired	$92.0

        The goodwill recorded in this transaction is not tax deductible.

Unaudited Pro Forma Financial Information

        The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the acquisitions of DFI, SYS, and Haverstick had occurred on January 1, 2007, and include adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 3. Acquisitions (Continued)

they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	2007 As Reported	Pro forma Adjustments (unaudited)	2007 Pro forma (unaudited)
Pro forma revenues	$180.7	$214.5	$395.2
Pro forma net loss	$(40.8)	$(6.5)	$(47.3)
Shares outstanding or issued for acquisition	7.4	5.4	12.8
Basic and diluted pro forma net loss per share	$(5.51)		$(3.71)

	2008 As Reported	Pro forma Adjustments (unaudited)	2008 Pro forma (unaudited)
Pro forma revenue	$286.2	$95.4	$381.6
Pro forma net loss	$(111.1)	$(1.6)	$(112.7)
Shares outstanding or issued for acquisition	9.3	3.5	12.8
Basic and diluted pro forma net loss per share	$(11.95)		$(8.80)

Contingent Acquisition Consideration

        In connection with two prior business acquisitions, Madison Research Corporation (MRC) and Haverstick, the Company agreed to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of FASB ASC Topic 805 Business Combinations such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable.

        A summary of the contingent acquisition consideration as of December 28, 2008 and December 27, 2009 is summarized in the following table (in millions):

	Haverstick	MRC	Total
Balance as of December 28, 2008	$8.9	$2.5	$11.4
Issuance of stock	(7.4)	—	(7.4)
Principal and interest cash payments	(1.2)	(2.4)	(3.6)
Post acquisition adjustments and interest accruals	(0.3)	(0.1)	(0.4)

Balance as of December 27, 2009	$—	$—	$—

        In 2009, all remaining hold-back amounts of $3.6 million in cash and $7.4 million in stock due to the former shareholders of Madison Research Corporation and Haverstick were paid.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 4. Balance Sheet Details

Cash and cash equivalents

        The Company's cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. As of December 27, 2009, the Company had no short-term investments. The cash and cash equivalents at December 28, 2008 and December 27, 2009 were as follows (in millions):

	December 28, 2008		December 27, 2009
	Amortized Cost Basis	Fair Value Basis	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents	$3.7	$3.7	$9.9	$9.9

        Net unrealized gains and realized gains recorded during the years ended December 28, 2008 and December 27, 2009 were immaterial.

        The breakdown of certain assets in the consolidated balance sheets consists of the following (in millions):

Accounts receivable, net

	December 28, 2008	December 27, 2009
Billed, current	$58.7	$42.8
Unbilled, current	38.8	36.6

Total current accounts receivable	97.5	79.4
Allowance for doubtful accounts	(1.1)	(0.8)

Total current accounts receivable, net	96.4	78.6
Unbilled, long-term (included in other long term assets)	0.3	0.3

Total accounts receivable, net	$96.7	$78.9

Government contract receivables

	December 28, 2008	December 27, 2009
Billed	$29.8	$18.8
Unbilled	28.4	22.8

Total Government contract receivables	$58.2	$41.6

        Retainages receivable are $4.1 million as of December 28, 2008 and December 27, 2009.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 4. Balance Sheet Details (Continued)

Property and equipment, net

	December 28, 2008	December 27, 2009
Computer equipment and software	$7.8	$7.6
Furniture and office equipment	5.1	5.1
Facility under capital lease	0.9	0.9
Leasehold improvements	2.2	2.2

Property and equipment	16.0	15.8
Accumulated depreciation and amortization	(9.6)	(11.5)

Total property and equipment, net	$6.4	$4.3

        Depreciation expense was $1.6 million, $2.4 million and $2.6 million for the years ended December 31, 2007, December 28, 2008, and December 27, 2009, respectively.

Note 5. Debt

(a)   Credit Agreement

        During fiscal year 2008 and 2009, the Company had a credit facility of $85.0 million with KeyBank National Association (KeyBank) as administrative agent. This credit facility provided for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit, and was collateralized by the assets of the Company and its subsidiaries. KeyBank holds the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP (Silverpoint), hold the first lien term note. The $10.0 million term loan had a five and one half-year term with principal payments of $25,000 required quarterly from March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan had a five-year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans had a provision which states that once the full amount of the note has been borrowed, the notes cannot be paid down and reborrowed again. The revolving line of credit had a five-year term which expires on December 31, 2012. All loans under the credit facility have an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates are subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        The credit agreements contained covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the credit agreements contained certain financial covenants which are defined by the terms of the agreements. These financial covenants included a maximum first lien leverage ratio, a maximum

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 5. Debt (Continued)

total leverage ratio, a minimum liquidity ratio, a minimum fixed charge coverage ratio, and a minimum consolidated EBITDA at various dates for the $50.0 million term loan and the $25.0 million revolver as outlined in the following table.

Date	Maximum First Lien Leverage Ratio	Maximum Total Leverage Ratio	Minimum Liquidity Ratio	Minimum Fixed Charge Coverage Ratio	Minimum Consolidated EBITDA (in millions)
2010	1.75 to 2.00:1.00	2.25 to 2.50:1.00	1.33 to 1.17:1.00	1.10 to 1.06:1.00	$21.5 to $23.4
2011	1.75:1.00	2.25:1.00	1.17 to 1.04:1.00	1.10:1.00	$24.4 to $26.5
2012	1.75:1.00	2.25:1.00	1.04 to 1.42:1.00	1.10:1.00	$26.7 to $27.6

        The $10.0 million subordinated term loan also contained similar financial covenants.

        As of December 28, 2008, and December 27, 2009, the Company's outstanding balance on the facility was $78.8 million and $54.4 million with a weighted average interest rate of 10.66% and 10.12%, respectively. As of December 27, 2009, the unused line of credit under the revolving line of credit, net of $1.5 million in outstanding letters of credit, was approximately $3.8 million. The only restriction on the use of these funds is that the Company was required to be in compliance with covenants of this credit facility through September 27, 2009. This credit agreement was replaced on March 3, 2010 as discussed in Note 17 Subsequent Events and the debt covenant compliance for the quarter and year ended December 27, 2009 was not required as a result of the termination of the credit facility.

        In March 2008, the Company entered into a tentative agreement to settle its 2004 and 2007 securities class action litigation actions and, as a result, the Company recorded a $4.9 million charge in the quarter ended December 31, 2007 to accrue its share of the settlement amounts and an estimate for a contingent liability associated with legal proceedings related to the derivative actions, net of the amounts to be covered by the Company's insurance carriers. As a consequence of recording this legal settlement, the Company did not meet certain of the financial covenants in accordance with the credit facility. Accordingly, on March 27, 2008, the Company obtained an amendment and waiver from its lenders to waive the impact of the legal settlement amounts on its financial covenants as of December 31, 2007 and the affected future periods. The amendment also amended the credit facility to provide for an increase in the LIBOR floor rate to 4.25% and to require that the Company set aside in a restricted account approximately 50% of the proceeds of the recovery from the theft of stock options by its former stock option administrator, or approximately $1.7 million, to fund these settlement amounts. In April 2008, $1.7 million was transferred to a restricted cash account and in July 2008, an additional $0.6 million was transferred for the amount received from the insurance carriers as settlement on the theft of stock options. In July 2008, the funding of the 2007 Securities Litigation Settlement included the use of $1.2 million of the cash from the restricted account. The lenders have also reserved the right to require the Company to utilize the entire amount of the $3.4 million in proceeds received from the theft of stock options to permanently pay down indebtedness. This right can be exercised no earlier than 60 days from March 27, 2008 and expired upon the Company's compliance with financial covenants under the credit facility for the four consecutive quarters commencing after January 1, 2008. The cost of the amendment, which was approximately $0.5 million, was recorded as deferred financing costs in current assets on the accompanying consolidated balance sheet which will be amortized over the remaining life of the facility.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 5. Debt (Continued)

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

        On February 11, 2008, the Company entered into three derivative financial instruments with Key Bank to reduce the Company's exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70.0 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2010 and March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. The Company designated these instruments as cash flow hedges. In March 2008, as a result of the amendment to the Company's credit facility, which included a LIBOR floor rate of 4.25%, the Company determined that these instruments were no longer highly effective as a hedge. The net adjustment associated with marking the derivative financial instruments to market for the years ended December 28, 2008 and December 27, 2009, was a $1.7 million loss and a $0.4 million gain and has been reflected in other income (expense) in the Company's Consolidated Statements of Operations. See Note 9.

        In 2008, the Company paid approximately $1.8 million related to the 2007 securities litigation and $3.0 million related to the 2004 securities litigation settlements in 2008. This amount was partially funded by $2.2 million from the restricted cash account which was funded as a result of the first amendment to the current credit facility. The Company was reimbursed for $0.6 million of the payment related to the 2004 securities litigation settlement by the Company's insurance in March 2009. The Company paid $0.1 million in January 2010 related to the derivative settlement.

        On June 4, 2009, the Company filed a complaint in the United States District Court for the Northern District of Ohio against the lenders under its credit agreement, Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, and KeyBank seeking equitable relief in the form of reformation of an error in a contract schedule, declaratory relief and damages. The error resulted from the erroneous preparation of a schedule to the loan documents consisting of calculations relating to a financial covenant. The Company was specifically seeking reformation of the error in the Minimum Liquidity Ratio covenant.

        On October 16, 2009, the Company and the lenders under its credit agreement executed a Settlement Agreement related to this complaint and executed a Third Amendment to its Credit Agreement. Under the Settlement Agreement, the parties dismissed the action and a related action with prejudice. Among other things, the Settlement Agreement and Third Amendment:

  •
  reformed the error in the minimum liquidity ratio in accordance with the Company's request;

  •
  provided that the net proceeds from the Company's registered direct public offering on September 2, 2009 must be used to reduce the first term loan at par with no prepayment penalty or make whole payments;

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 5. Debt (Continued)

  •
  provided that if the Company refinances the remaining balance of the first lien term loan by March 12, 2010, the extinguishment of the term loan will be at par with no prepayment penalty or make whole payments;

  •
  extended the term on the revolving line of credit by one year to December 31, 2012; and

  •
  required the Company to pay a $0.5 million fee to its lenders.

        In September 2009, $17.5 million of the net proceeds from the Company's registered direct public offering was used to reduce the balance on the Company's revolving line of credit. In October 2009, the Company borrowed $17.5 million from its revolving line of credit to make the payment of $17.5 million on the first lien term loan in accordance with the terms of the Settlement Agreement and the Third Amendment to its Credit Agreement and also made a payment $0.5 million in fees to the lenders.

        On March 3, 2010, the Company entered into a new secured credit agreement. See Note 17 Subsequent Events for further details.

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

        As of December 27, 2009, $2.1 million of the notes had been paid and $1.0 million of the notes had been extended to August 14, 2010, $25,000 of which is payable to a related party. The balance of the outstanding notes of $1.0 million, which is potentially convertible into common stock of Kratos at $10.20 per share or approximately 94,000 shares, is reflected in the current portion of long-term debt in the accompanying Consolidated Balance Sheet as of December 27, 2009. Interest expense on the convertible notes for the year ended December 27, 2009 was $0.1 million.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 5. Debt (Continued)

        Future maturities of long-term debt reflect the Company's refinancing in March 2010. See Note 17 Subsequent Events.

2010	$4.5
2011	7.0
2012	7.0
2013	36.9

$55.4

Note 6. Lease Commitments

        The Company leases certain facilities and equipment under operating and capital leases having terms expiring at various dates through 2018. Future minimum lease payments under capital and operating leases as of December 27, 2009 are as follows (in millions):

Year	Capital Leases	Net Operating Leases
2010	$0.4	$4.9
2011	0.4	3.2
2012	0.4	2.1
2013	0.3	1.2
2014	0.2	0.7
Thereafter	0.0	2.3

Total future minimum lease payments	$1.7	$14.4

Less amount representing interest	0.8

Present value of capital lease obligations	0.9
Less current portion	0.2

Long-term capital lease obligations	$0.7

        The following is an analysis of the leased property under capital leases by major class:

	December 28, 2008	December 27, 2009
Classes of Property
Facilities	$1.0	$1.0
Office Equipment	0.2	0.2

Total	1.2	1.2
Less: Accumulated amortization	0.2	0.4

	$1.0	$0.8

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 6. Lease Commitments (Continued)

        Amortization expense related to capital leases was $0.2 and $0.2 for the years ended December 28, 2008, and December 27, 2009, respectively.

        Gross rent expense under operating leases for the years ended December 31, 2007, December 28, 2008, and December 27, 2009 was $4.1 million, $6.4 million, and $7.3 million, respectively. Total sublease income for the years ended December 31, 2007, December 28, 2008, and December 27, 2009, totaling $0.2 million, $0.4 million, and $0.2, respectively, has been netted against rent expense.

        Based on management's assessment of assumptions considering existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company's vacant properties and due to the Company's actions to consolidate facilities, the Company reevaluated its accrual for unused office space and determined that a portion of its corporate facility would no longer be utilized to the extent previously expected. As a result, the Company calculated the estimated loss on unused office space to increase by approximately $0.8 million in 2007 for obligations under facility leases that were unfavorably impacted by the Company's recent divestitures of its wireless network services businesses which resulted in unused office space. In 2008, the Company recorded an additional $0.1 million for an excess facility accrual as a result of the consolidation of space that occurred as the Company has integrated its recent acquisitions. In addition, in 2009, the Company consolidated additional space at its Corporate Headquarters which resulted in an additional excess facility accrual of $0.6 million.

        The accrual for loss on unused office space was $1.2 million and $0.7 million as of December 28, 2008 and December 27, 2009, respectively. The Company estimates that the remaining accrual will be paid through 2012. These amounts are included in asset impairment and other charges on the Company's statements of operations and in other current liabilities and other liabilities in the consolidated balance sheet. The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses and other liabilities in the consolidated balance sheets, of $0.4 million and $0.1 million at December 28, 2008 and December 27, 2009, respectively, to reflect the excess of rent expense over cash payments since inception of the respective lease.

Note 7. Income Taxes

        The Company adopted the provisions of FASB ASC Topic 740 Income Taxes (Topic 740) regarding uncertainty in income taxes on January 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $4.7 million. Additionally, the Company has a tax refund claim of $2.4 million for which it has not recorded any benefit under Topic 740 or prior standards. As a result of the implementation of Topic 740, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, with $0.2 million net decrease in valuation allowance, $0.1 million charged to retained earnings, and $0.4 million recorded to goodwill. In addition, the Company reduced its gross deferred tax assets by $10.8 million for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 7. Income Taxes (Continued)

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in millions):

Total
Balance at December 31, 2006	$16.4
Increases related to prior periods	5.5
Decreases related to current year tax positions	(7.3)
Expiration of applicable statutes of limitations	(1.0)
Foreign currency translation	0.3

Balance at December 31, 2007	$13.9

Increases related to prior periods	—
Decreases related to current year tax positions	—
Expiration of applicable statutes of limitations	(1.0)
Foreign currency translation	(0.1)

Balance at December 28, 2008	$12.8

Increases related to prior periods	—
Decreases related to current year tax positions	—
Expiration of applicable statutes of limitations	(0.3)
Foreign currency translation	0.1

Balance at December 27, 2009	$12.6

        Included in the balance of unrecognized tax benefits at December 27, 2009, are $12.6 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $8.9 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company's consolidated financial position at the time the benefits are recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 31, 2007, December 28, 2008 and December 27, 2009, the Company recorded $0.2 million, $0.1 million and $0.1 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.5 million, $0.5 million, and $0.2 million for the years ended December 31, 2007, December 28, 2008, and December 27, 2009, respectively. As of December 28, 2008 and December 27, 2009, the Company had recorded total interest and penalties of $0.8 million and $0.7 million, respectively.

        The Company believes that it is reasonably possible that as much as $3.3 million of the Topic 740 tax liabilities will expire within 12 months of December 27, 2009 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

        The Company is subject to taxation in the U.S. and various state tax jurisdictions. The Company's tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 7. Income Taxes (Continued)

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

        As of December 27, 2009, the Company had a net deferred tax asset and deferred tax liability of zero. The deferred tax assets and liabilities are allocated based upon the underlying asset or liability that produced the deferred taxes. As of December 27, 2009, the net deferred tax assets or liabilities allocated to discontinued operations were zero.

        The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2007, December 28, 2008, and December 27, 2009 are comprised of the following (in millions):

	2007	2008	2009
Current:
Federal	$0.0	$0.0	$0.0
State	0.7	1.3	1.0

Total current	0.7	1.3	1.0
Deferred:
Federal	0.5	(1.7)	0.0
State	0.1	(0.3)	0.0

Total deferred	0.6	(2.0)	0.0

Total	$1.3	$(0.7)	$1.0

        A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision (benefit) for the years ended December 31, 2007, December 28, 2008 and December 27, 2009 is as follows (in millions):

	2007	2008	2009
Income tax expense (benefit) at federal statutory rate	$(9.1)	$(36.6)	$(13.1)
State taxes, net of federal tax benefit and valuation allowance	0.7	1.3	1.0
Increase (decrease) in federal valuation allowance	9.6	1.9	1.7
Nondeductible expense	0.1	0.1	0.1
Nondeductible goodwill impairment charges	—	32.6	11.3

Total	$1.3	$(0.7)	$1.0

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 7. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 28, 2008 and December 27, 2009 are as follows (in millions):

	2008	2009
Deferred tax assets:
Allowance for doubtful accounts	$0.9	$0.8
Sundry accruals	1.1	2.1
Vacation accrual	1.9	1.8
Stock-based compensation	9.8	10.5
Property and equipment, principally due to differences in depreciation	2.5	2.2
Investments	2.9	2.8
Net operating loss carryforwards	79.1	75.9
Capital loss carryforward	1.5	1.5
Tax credit carryforwards	0.3	0.3
Deferred revenue	0.1	0.2
Reserves and other	3.9	2.9

	104.0	101.0
Valuation allowance	(96.4)	(96.2)

Total deferred tax assets, net of allowance	7.6	4.8

Deferred tax liabilities:
Unearned revenue	(0.5)	(0.8)
Other intangibles	(5.6)	(2.6)
Property and equipment, principally due to differences in depreciation	(1.5)	(1.4)

Total deferred tax liabilities	(7.6)	(4.8)

Net deferred tax asset (liability)	$0.0	$0.0

        At December 27, 2009, the Company had federal tax loss carryforwards of $205.5 million and various state tax loss carryforwards of $182.0 million including net operating losses resulting from stock options of approximately $14.4 million for federal and state, which if recognized would result in additional paid-in capital. The federal tax loss carryforwards expire beginning in 2020, and the various state tax loss carryforwards expire beginning in 2012. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined by Section 382 of the Internal Revenue Code. At December 27, 2009, the Company does not believe that it has incurred any "ownership changes" which could materially limit the utilization of the loss carryforwards. If an "ownership change" does occur, utilization of the net operating loss or credit carryforward amounts may be limited. As discussed elsewhere, deferred tax assets relating to the net operating loss and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 7. Income Taxes (Continued)

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2009, the Company recorded a net decrease in its valuation allowance of $0.2 million. Of this amount, a $1.7 million increase relates to current year operations, and a $1.9 million decrease is related to a reduction in prior deferred taxes and valuation allowance for the expiration of certain state net operating loss carryforwards. The increase was required based on the Company's overall assessment of the risks and uncertainties related to its future ability to realize and utilize the Company's deferred tax assets.

Note 8. Discontinued Operations

        On December 28, 2006, the Board of Directors of the Company approved a plan to divest portions of the Company's business where critical mass had not been achieved. This plan involved the divestiture of the Company's EMEA (Europe, Middle East and Asia) operations and its remaining South American operations. The Company determined that these operations met the criteria to be classified as held for sale. Accordingly, these operations were reflected as discontinued operations in accordance with FASB ASC Topic 205 Presentation of Financial Statements (Topic 205) in the accompanying Consolidated Financial Statements.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 8. Discontinued Operations (Continued)

        The transaction was completed on June 4, 2007. The aggregate consideration paid by LCC in connection with the Acquisition was $46.0 million. LCC delivered a subordinated promissory note for the principal amount of $21.6 million (the Subordinated Promissory Note), paid $17.0 million at closing and paid final working capital adjustments of $2.4 million through an amendment to the Subordinated Promissory Note, and the Company retained an estimated $5.0 million in net working capital of the business.

        On July 5, 2007, the Company announced that it had sold the $21.6 million Subordinated Promissory Note in a transaction arranged by KeyBanc Capital Markets. The Company received approximately $19.6 million in net cash proceeds, reflecting a discount from par value of less than five percent and aggregate transaction fees of approximately $1.0 million, which includes a $0.8 million fee to KeyBanc, an affiliate of the Company's lender. The note was acquired by a fund affiliated with Silver Point Capital, L.P. The Company did not provide any guaranty for LCC's payment obligations. Post closing adjustments were also covered by the note.

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

        The Company determined that the U.S. engineering and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007. Accordingly, the Company has

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 8. Discontinued Operations (Continued)

reflected these operations as discontinued and assessed these assets for impairment in accordance with Topic 205. The Company determined that the assets of the U.S. deployment operations were impaired and recorded an impairment charge of approximately $13.4 million in the first quarter of 2007. The fair value of the assets was determined by utilizing the sale price less estimated costs to sell the business. The Company recorded a gain in discontinued operations from the sale of the U.S. engineering operations of $14.8 million in the second quarter of 2007. Upon the divestiture of the deployment business on July 24, 2007, the Company recorded a loss from disposal of $1.9 million, reflecting the closing working capital adjustment and final closing balance sheet. In addition, the Company recorded a charge in the third quarter of 2007 for an excess facility accrual of approximately $1.1 million related to certain facility leases of Deployment field offices that were not assumed by Platinum.

        The determination that the U.S. engineering business and U.S. deployment operations met the criteria to be classified as held for sale in the first quarter of 2007 was also a triggering event under FASB ASC Topic 350 Intangibles—Goodwill and Other (Topic 350) that resulted in an accelerated review of the Company's goodwill and intangibles assets with indefinite lives. In accordance with Topic 350, the Company allocated the goodwill for the WNS reporting unit based upon the fair value of the engineering business and the deployment business. The fair values used were based upon market information obtained as a result of the sale of the businesses. This resulted in an impairment charge of approximately $7.2 million related to goodwill for this reporting unit which was recorded in the first quarter of 2007.

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national security and public security businesses. These businesses provided video surveillance and information analysis products, digital broadcasting products and incident response management systems. In December 2008, after evaluating these businesses further, a decision was made to dispose of and sell all three business units. In accordance with Topic 205, these business units were classified as held for sale and reported in discontinued operations as of and for the years ended December 28, 2008 and December 27, 2009. The Company recorded a $4.5 million impairment charge in the fourth quarter of 2008 primarily related to the impairment of goodwill allocated to these businesses. In the first quarter of 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

        In addition, the plan to sell these businesses included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.6 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying Consolidated Financial Statements. As of December 27, 2009, approximately $1.1 million of severance costs and $0.5 million of facilities costs have been paid. In addition, the liability related to severance costs was reduced by approximately $0.1 million, to reflect a revised estimate, which was recognized in the net loss of discontinued operations. The remaining liabilities for severance and facilities are $0.8 million and $0.1 million, respectively, and are included in current liabilities of discontinued operations in the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 8. Discontinued Operations (Continued)

consolidated balance sheet. The following table shows a reconciliation of the beginning accrual to the remaining balance as of December 27, 2009 (in millions):

	Severance	Lease Termination	Total
Original accrual recorded in 2008	$2.0	$0.6	$2.6
Payments in 2008	(0.2)	(0.4)	(0.6)
Payments in 2009	(0.9)	(0.1)	(1.0)
Adjustments	(0.1)	—	(0.1)

Balance December 27, 2009	$0.8	$0.1	$0.9

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the Company's Public Safety & Security segment, the Company's Board of Directors approved a plan to sell and dispose of the Southeast division. In accordance with Topic 205, this business unit was classified as held for sale and reported in discontinued operations in the accompanying Consolidated Financial Statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 related to management's estimate of the fair value of the business. The Company continues to operate the Southeast division while simultaneously seeking a buyer. The negative cash flow from discontinued operations is primarily a result of this division's continuing business activities which will substantially end with the sale of this business in 2010. The Company has taken significant cost reduction actions throughout 2009 to improve the operating margins and operating cash flows of this business.

        In addition, in accordance with Topic 205, interest expense incurred on the debt that was required to be repaid as a result of the sales of our discontinued businesses was allocated to discontinued operations. During the years ended December 31, 2007, December 28, 2008, and December 27, 2009, interest expense allocated to discontinued operations was approximately $2.2 million, $0.0 million and $0.0 million, respectively. The following table presents the results of discontinued operations including gain and loss on disposals which is included in Loss before taxes (in millions):

	Year ended December 31, 2007	Year ended December 28, 2008	Year ended December 27, 2009
Revenue	$98.6	$13.1	$5.9
Loss before taxes	(14.0)	(8.4)	(3.8)
Benefit for income taxes	(0.4)	(1.3)	(0.6)
Net loss	$(13.6)	$(7.1)	$(3.2)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 8. Discontinued Operations (Continued)

        Following is a summary of the assets and liabilities of discontinued operations as of December 28, 2008 and December 27, 2009 (in millions) for each of the operations:

	December 28, 2008	December 27, 2009
Cash	$(0.4)	$0.0
Accounts receivable, net	4.5	2.4
Other current assets	1.0	(0.4)

Current assets of discontinued operations	$5.1	$2.0

Noncurrent assets of discontinued operations	$1.0	$0.4

Accounts payable	$0.9	$0.5
Accrued expenses	5.1	2.8
Unrecognized tax benefits	0.8	1.1
Other current liabilities	0.3	0.3

Current liabilities of discontinued operations	$7.1	$4.7

Noncurrent unrecognized tax benefits	$1.1	$0.4
Other noncurrent liabilities	0.8	0.2

Noncurrent liabilities of discontinued operations	$1.9	$0.6

Note 9. Fair Value Measurement

        The Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures (Topic 820) as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which it has not applied the provisions of Topic 820 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

        Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 9. Fair Value Measurement (Continued)

        The only asset or liability carried and measured at fair value on a recurring basis is an interest rate swap agreement not qualified as a hedging instrument carried in other long-term liabilities on the Consolidated Balance Sheet. Gains and losses resulting from marking to market the interest rate swap are recorded in other income (expenses), net in the Consolidated Statement of Operations. The total gain or loss on the interest rate swap as of December 28, 2008 and December 27, 2009, was a loss of $1.7 million and a gain of $0.3 million, respectively. The following table provides the fair value measurement of the interest rate swap (in millions):

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 27, 2009	$1.4	$—	$1.4	$—
December 28, 2008	$1.7	$—	$1.7	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and is validated with the use of a nationally recognized financial reporting service.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not measured at fair value on a recurring basis at December 28, 2008 and December 27, 2009 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents and short-term debt, approximated their estimated fair values at December 28, 2008, and December 27, 2009.

	2008		2009
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$78.8	$76.2	$55.4	$54.1

        Long-Term Debt—The fair value of the long-term debt was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements.

Note 10. Stockholders' Equity

(a)
Common Stock

        On September 2, 2009, the Company sold 2.6 million shares of its common stock to institutional investors at a purchase price of $7.20 in a registered direct public offering. The Company received gross proceeds of $18.7 million. After deducting placement agent fees and other offering expenses, the Company received $17.5 million in net proceeds. The Company used the net proceeds from this transaction to repay existing indebtedness.

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock which was approved at the Company's Annual Meeting on June 4, 2009. The reverse split reduced the number of shares of the Company's common stock outstanding from 156,274,383 to 15,627,031. Proportional adjustments were made to the Company's stock options and other equity incentive awards,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 10. Stockholders' Equity (Continued)

equity compensation plans, and convertible notes. The total number of authorized shares of the Company's capital stock was not affected by the reverse stock split.

        In connection with the SYS acquisition, the Company issued approximately 64,000 warrants to purchase common stock at per share prices ranging from $17.88 per share to $31.79 per share. The expiration dates of the warrants are from June 2010 to September 2012.

(b)   Preferred Stock

        There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock in the most recent fiscal years ended December 31, 2007, December 28, 2008, and December 27, 2009. At December 27, 2009, the total liquidation preference equaled $5.0 million. In accordance with FASB ASC Topic 260 Earnings Per Share, the Company's Series B Preferred Stock was considered a participating security for purposes of computing basic earnings per share.

(c)   Stock Option Plans and Restricted Stock Unit Plans

        The Board of Directors may grant options or restricted stock units to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock at a price not less than the fair market value of the stock at the date of grant. In July 2004, the Board of Directors resolved that all future stock option grants under all of the Company's stock option plans would be non-statutory stock options, until such further determination by the Board of Directors. In February 2005, the Board of Directors approved the 2005 Equity Incentive Plan (the 2005 Plan). The 2005 Plan was subsequently approved by a majority of the Company's stockholders on May 18, 2005. If any shares covered by an award under the 2005 Plan are not purchased or are forfeited, or if an award otherwise is terminated, cancelled or retired, such shares are again made available for awards under the 2005 Plan. The 2000 Non-statutory Stock Option Plan, 1999 Equity Incentive Plan and all prior plans have expired and shares that are not purchased, are forfeited, or are subject to awards that have terminated are not available for grant under those or any other plan. As of December 27, 2009 there are approximately 153,000 shares reserved for issuance for future grant under the 2005 Plan. The Board of Directors of the Company may amend or terminate the 2005 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. Options are exercisable for up to ten years from the grant date.

        Digital Fusion Inc. Stock Option and Stock Incentive Plans.    Digital Fusion, Inc.'s Stock Option and Stock Incentive Plans acquired through the Company's acquisition of DFI were terminated on December 24, 2008, and no further grants may be made under these plans after that date. Award grants that were outstanding under these plans on December 24, 2008 will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the option holder's cessation of service with the Company. Stock options granted under these plans included incentive stock options or non-statutory stock options. All non-statutory options vest upon change in control and were 100% vested on December 24, 2008. With respect to incentive stock options, the qualified stock option plans provide that the exercise price of each such option must be at least equal to 100% of the fair market value of its common stock on the date of grant. Stock options

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 10. Stockholders' Equity (Continued)

granted under these plans may generally be exercised from one to ten years after the date of grant. Certain of these options had change in control provisions that extended the exercise period for grants for two years from the transaction closing date. Awards granted under these plans generally vest equally over three years; however, in connection with the Company's acquisition of DFI the plans were amended to include immediate vesting of all unvested grants upon any future change in control of the Company. DFI also had certain options granted outside of its qualified stock option plans. These non-qualified "out of plan" stock options expire 10 years from grant date.

        On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (the RSU Agreement) to govern the issuance of restricted stock units (RSU) to executive officers under the Company's 2005 Plan. Each RSU represents the right to receive a share of common stock (a Share) on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under the RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. The Company recognizes compensation expense on a straight-line basis over the vesting periods based on the market price of the Company's stock on the grant date. The awards granted in 2007, 2008, and 2009 had vesting periods ranging from 11 months to 10 years; 1 to ten years; and 4 to ten years, respectively. Some of the grants for these years have accelerated vesting occurring upon change of control or termination. Upon exercise of the RSU, the Company issues new shares of common stock.

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions (annualized percentages) included in the following table. Awards with graded vesting are recognized using the straight-line method with the following assumptions:

	2007	2008	2009
Expected life:(1)
Stock options	10.0 years	5.3 years	10.0 years
Risk-free interest rate(2)	4.3% - 4.7%	0.0% - 2.1%	2.8% - 3.7%
Volatility(3)	56.8%	38.8% - 70.3%	59.2% - 63.3%
Forfeiture rate(4)	23.7%	10.6%	19.9%
Dividend yield(5)	—	—	—

(1)
The expected life of stock options granted under the plan is the life of the option when the option is 100% vested at grant. No unvested options were granted in 2007 or 2009. In 2008, all unvested options granted related to the acquisition of DFI. As historically, the majority of options granted were part of the Company's now discontinued Wireless Network Services segment and not the Company's KGS segment, the Company did not have historical information related to the expected term of the options granted to DFI. The Company used market information from the Company's peers to estimate the expected life of these grants which was consistent with the methodology previously used by DFI. A majority of the options granted to DFI were 100% vested at grant.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 10. Stockholders' Equity (Continued)

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.

(3)
In 2007, 2008, and 2009 the Company estimated implied volatility based upon trailing volatility.

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

        A summary of the status of the Company's stock option plan as of December 27, 2009 and of changes in options outstanding under the plan for the year ended December 27, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000's)			(000's)
Options outstanding at December 28, 2008	1,552	$30.90	5.3	$3,250
Options granted	5	$7.87
Options exercised	(22)	$5.68
Options forfeited or expired	(107)	$60.72

Options outstanding at December 27, 2009	1,428	$29.02	4.1	$1,949

Options exercisable at December 27, 2009	1,407	$29.29	4.0	$1,945

        As of December 27, 2009, there was $0.1 million of total unrecognized stock-based compensation expense related to nonvested shares which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years.

        During the years ended December 31, 2007, December 28, 2008, and December 27, 2009 the following activity occurred under our option plans:

	2007	2008	2009
Weighted average grant date fair value of options granted	$15.40	$7.10	$5.69
Total intrinsic value of options exercised (in thousands)	10	—	105

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 10. Stockholders' Equity (Continued)

        Additional information about stock options outstanding at December 27, 2009 with exercise prices less than and greater than $10.20 per share, the exercise price at December 24, 2009, the last trading day of the period, follows:

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares (000's)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price
Less than $10.20	491	$6.24	16	$9.97	507	$6.36
Above $10.20	916	$41.64	5	$13.34	921	$41.50

Total outstanding	1,407	$29.29	21	$10.70	1,428	$29.02

        The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted- Average Grant Date Fair Value
Nonvested balance at December 28, 2008	284	$22.10
Grants	178	$14.00
Vested	(8)	$20.33
Forfeitures	(23)	$15.95

Nonvested balance at December 27, 2009	432	$19.12

        As of December 27, 2009, there was $5.9 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 6.4 years. The fair value of RSU awards that vested in 2007, 2008, and 2009 was $1.2 million, $0.3 million, and $0.2 million, respectively.

(d)   Employee Stock Purchase Plan

        In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (ESPP). A total of 435,000 shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company's initial public offering. On November 16, 2005, the Compensation Committee of the Board of Directors elected to suspend all future offerings under the Purchase Plan effective January 1, 2006. On February 27, 2008, the Compensation Committee elected to reinstate offerings under the Purchase Plan effective April 1, 2008.

        Unless otherwise determined by the Compensation Committee of the Board of Directors, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the board) for at least 5 months per calendar year.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 10. Stockholders' Equity (Continued)

        Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan's inception through December 27, 2009, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 314,000 and approximately 120,000 shares were available for future issuance. During fiscal 2008 and 2009 approximately 16,000 and 50,000 shares were issued under the plans at an average price of $15.56 and $9.73, respectively.

        The fair value of Kratos's ESPP shares for 2009 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2009 were as follows:

	Offering Periods April 1 to December 31, 2008	Offering Periods January 1 to December 31 2009
Expected term (in years)(1)	0.5	0.5
Risk-free interest rate(2)	0.85% - 1.53%	0.27% - 0.33%
Expected volatility(3)	48.4% - 63.1%	61.5% - 121.0%
Expected dividend yield(4)	0%	0%
Weighted average grant-date fair value per share	$5.60	$4.39

(1)
The expected term is equivalent to the offering period.

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.

(3)
The Company estimated implied volatility based upon trailing volatility.

(4)
The Company has no history or expectation of paying dividends on its common stock.

        As of December 27, 2009, there was no unrecognized compensation expense related to the Employee Stock Purchase Plan.

(e)   Stockholder Rights Agreement

        On December 16, 2004, the Company entered into a Stockholder Right Agreement (the Rights Agreement). Under the terms of the Rights Agreement, initially, the Rights will attach to all certificates representing shares of outstanding Company common stock and no separate Rights Certificates will be distributed. Subject to the provisions of the Rights Agreement the Rights will separate from the Company common stock and the Distribution Date will occur upon the earlier of (i) ten business days following a public announcement (the date of such announcement being the Stock Acquisition Date) that person or group of affiliated or associated persons has acquired or obtained the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 10. Stockholders' Equity (Continued)

right to acquire beneficial ownership of 15% or more of the then-outstanding common stock (an Acquiring Person), or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. An Acquiring Person does not include certain persons specified in the Rights Agreement.

        On December 16, 2004, the Company's Board of Directors authorized and declared a dividend of one right (a Right) to purchase one one-hundredth of a share of the Company's Series C Preferred Stock (Series C Preferred) for each outstanding share of common stock, par value $0.001 (Common Stock), to stockholders of record as of the close of business December 27, 2004 (the Record Date). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth of a share of Series C Preferred at a purchase price of $54.00, subject to adjustment (the Purchase Price).

        The Rights are not exercisable until the Distribution Date and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed or exchanged by the Company.

Note 11. Employee Benefit Plan

        In 1996, the Company implemented a 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), covering substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. The Company made contributions of $2.1 million in 2007, $2.7 million in 2008 and $6.0 million in 2009.

        On November 18, 2004, the Board of Directors adopted the Wireless Facilities, Inc. Nonqualified Deferred Compensation Plan, effective as of January 1, 2005 (the Plan). The Plan provides executive officers and other eligible highly compensated employees with the opportunity to enter into agreements to defer up to eighty percent (80%) of their cash compensation derived from base salary, bonus awards and/or commissions. In addition, the Company may, in its sole and absolute discretion, award any participant under the Plan an additional employer contribution. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the committee appointed to administer the Plan. Participants may elect that distribution of deferred amounts be paid in the form of either a lump sum or in annual installments if the participant terminates employment as a result of his or her retirement. However, all other distributions under the Plan will be made in a single lump sum. Distributions occur upon termination of service or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. The Company, in its sole discretion, may suspend or terminate the Plan or revise or amend it in any respect whatsoever; provided, however, that no such action may reduce amounts credited to deferral accounts and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 12. Significant Customers

        The following table presents our key customers for the years presented and the percentage of net sales made to such customers (in millions):

Key Customer	Revenue	% of Total Revenue
2007
U.S. Navy	$38.7	20%
U.S. Army	$46.7	24%
2008
U.S. Navy	$106.3	37%
U.S. Army	$49.0	17%
2009
U.S. Navy	$100.9	30%
U.S. Army	$72.0	22%

        Our top five customers accounted for approximately 62%, 65% and 62% of our total revenue in 2007, 2008 and 2009, respectively.

        The following table presents net accounts receivable for customers with significant concentrations (in millions):

Key Customer	Accounts receivable, net	% of Total accounts receivable, net
2008
U.S. Navy	$26.6	28%
2009
U.S. Navy	$12.7	17%
U.S. Army	$10.1	14%

Note 13. Segment Information

        The Company operates in two principal business segments: Kratos Government Solutions (KGS) and Public Safety and Security (PSS). The Company organizes its business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. This presentation is consistent with the Company's operating structure. Certain income and charges that are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance are categorized as reconciling items in the table below.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 13. Segment Information (Continued)

        Revenues, operating income (loss) and assets provided by the Company's segments for the years ended December 31, 2007, December 28, 2008, and December 27, 2009, are as follows (in millions):

	2007	2008	2009
Revenues:
Kratos Government Solutions	$142.5	$246.7	$304.3
Public Safety & Security	38.2	39.5	30.2

Total revenues	$180.7	$286.2	$334.5

Depreciation and amortization:
Kratos Government Solutions	$3.4	$6.4	$7.5
Public Safety & Security	0.9	0.9	0.8

Total depreciation and amortization	$4.3	$7.3	$8.3

Operating income (loss) from continuing operations:
Kratos Government Solutions	$3.3	$(97.3)	$(23.6)
Public Safety & Security	(5.6)	0.6	(1.4)
Corporate activities	(21.3)	3.5	(2.0)

Total operating loss from continuing operations	$(23.6)	$(93.2)	$(27.0)

        Unallocated charges are related to corporate expenses previously allocated to the discontinued wireless network services segment prior to the disposal of those businesses, stock based compensation charges and related tax adjustments, impairment and restructuring charges and expenses related to the stock option investigation conducted in 2007. As a result of the divestiture of the WNS businesses, the corporate expenses allocated to the PSS and KGS segments has increased in 2007, negatively impacting the operating income (loss) for these continuing operations.

        Amounts related to corporate activities were impacted by the following items in 2007, 2008 and 2009. In 2007, there were $10.6 million in costs of the stock option investigation and related costs as well as the recovery from the former stock option administrator. In 2008, there was a benefit of $4.5 million in corporate activities due to insurance reimbursements of costs and losses related to the stock option investigation in 2007 as well as recoveries from the theft of stock options that had not previously been agreed to be covered. In 2009, the Company reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. This resulted in a benefit in 2009 of $0.2 million as a result of the reduction in the estimated accrual related to this litigation offset by expenses related to government inquiries by the Department of Justice related to the Company's historical stock option granting practices which was completed in 2009. In addition, in 2009, there was an expense of $0.6 million for the year ended December 27, 2009, which was a result of a change in the Company's excess facility accrual due to the consolidation of space at its corporate headquarters following the sale of the SYS commercial businesses and a cancellation of a sublease of one of its tenants due to financial difficulties.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 13. Segment Information (Continued)

        In 2008 and 2009, the KGS segment had goodwill impairment charges of $105.8 million and $41.3 million, respectively.

	2008	2009
Assets:
Kratos Government Solutions	$275.9	$217.8
Public Safety & Security	12.3	9.4
Discontinued Operations	6.1	2.3
Corporate activities	18.1	12.1

Total assets	$312.4	$241.6

Note 14. Commitments and Contingencies

        The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS ASC Topic 450 Contingencies (Topic 450). If information available prior to the issuance of the Company's financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company's financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to Topic 450 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

        The Company maintains an accrual for the Company's health and workers' compensation partial self-insurance, which is a component of total accrued expenses and current liabilities of discontinued operations in the Consolidated Balance Sheets. Management determines the adequacy of these accruals based on a monthly evaluation of the Company's historical experience and trends related to both medical and workers compensation claims and payments, information provided to the Company by the Company's insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company's accruals require adjustment, the Company will, correspondingly, revise the assumptions utilized in the Company's methodologies and reduce or provide for additional accruals as deemed appropriate. As of December 31, 2007, December 28, 2008, and December 27, 2009, the accrual for the Company's partial self-insurance programs approximated $1.1 million, $0.7 million and $0.6 million, respectively. In 2007, 2008 and 2009, the provision for these programs which was related to continuing operations was $0.6 million, $0.4 million, and $0.3 million, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation annual claim limits are $50,000 and $250,000, respectively. In 2007, 2008, and 2009, no claims exceeded the limits for workers compensation. In 2007, 2008 and 2009, the Company had three, none, and two claims, respectively, which exceeded the limits for medical insurance.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 15. Legal Matters

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering (IPO) violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000. These complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the IPO Cases).

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 15. Legal Matters (Continued)

certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Notices of appeal of this decision have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

2004 and 2007 Derivative Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (Defendants) in several securities class action lawsuits filed in the United States District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally alleged that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits alleged that Defendants violated the Securities Exchange Act of 1934, and the plaintiffs sought unspecified damages. On January 13, 2009, following a motion by the parties, the Court granted final approval of the settlement of these claims, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. These lawsuits contain factual allegations that are substantially similar to those made in the class action lawsuits, but the plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the court, the defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 15. Legal Matters (Continued)

non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the court took the motion under submission without oral argument. On February 26, 2008, the court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the court for certification and entry of final judgment of the court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, the plaintiffs filed a notice of appeal of the personal jurisdictional order. In light of the proposed settlement of all derivative litigation, discussed below, the court has stayed all other matters except as necessary to document and consummate the proposed settlement, pending final approval of the proposed settlement. Similarly, the appellate court has stayed all matters related to plaintiffs' notice of appeal of the personal jurisdictional order pending district court approval of the proposed settlement.

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

        In October 2009, following a voluntarily mediation and subsequent negotiations related to all of the above-described derivative litigation, the parties reached an agreement in principle to settle all claims in the federal and state derivative litigation. The district court granted the parties' joint motion for preliminary approval of their proposed settlement in January 2010 and will hold a hearing on March 29, 2010 to determine whether the proposed settlement should be approved as final and whether the court should enter a final judgment order dismissing the matter with prejudice. The details of the settlement are set forth in the settlement papers filed with the court. There is no guarantee, however, that the settlement ultimately will be approved by the court. In addition, defendants continue to believe that plaintiffs' allegations lack merit and intend to vigorously defend all claims asserted if the settlement is not approved as final and the case dismissed. It is impossible at this time to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

        The Company has recorded an accrual for a contingent liability associated with the legal proceedings related to the derivative actions of $0.1 million based on the Company's estimate of the potential amount it would have to pay in relation to the settlement of these derivative lawsuits. The Company deposited the $0.1 million into escrow with the court in January, 2010. The Company expects

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 15. Legal Matters (Continued)

the majority of any additional costs incurred in connection with the settlement of these lawsuits to be paid by its Directors' and Officers' liability insurer(s).

Other Litigation and Government Reviews and Investigations

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

Note 16. Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 28, 2008 and December 27, 2009, is as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2008
Revenues	$65.5	$69.5	$77.9	$73.3
Gross profit	$12.2	$12.5	$17.2	$16.3
Operating income (loss) from continuing operations	$1.0	$3.2	$4.3	$(101.7)
Provision (benefit) for income taxes	$0.5	$0.4	$0.5	$(2.1)
Net income (loss)	$(1.9)	$0.8	$(0.2)	$(109.8)
Net income (loss) per common share:
Basic	$(0.24)	$0.10	$(0.02)	$(10.36)
Diluted	$(0.24)	$0.10	$(0.02)	$(10.36)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 16. Quarterly Financial Data (Unaudited) (Continued)

Quarterly Results in 2008

        In the fourth quarter of 2008, the Company recorded a non-cash impairment charge of the carrying value of its goodwill of $105.8 million as a result of adverse equity market conditions and the resulting decline in market multiples and the company's stock price. The Company recorded benefits for the recovery of unauthorized stock options and fees related to the investigation by the U.S. Attorney's Office of $0.6 million, $1.0 million and $2.9 million for the second, third and fourth quarters, respectively, as a result of agreements reached with the Company's insurance carriers to cover these losses and expenses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2009
Revenues	$82.6	$90.6	$86.1	$75.2
Gross profit	$17.2	$17.4	$17.7	$17.0
Operating income (loss) from continuing operations	$(38.7)	$3.8	$4.5	$3.4
Provision (benefit) for income taxes	$0.3	$0.3	$(0.1)	$0.5
Net income (loss)	$(42.1)	$(2.5)	$2.7	$0.4
Net income (loss) per common share:
Basic	$(3.29)	$(0.19)	$0.19	$0.03
Diluted	$(3.29)	$(0.19)	$0.19	$0.02

Quarterly Results in 2009

        In the first quarter of 2009, the Company recorded a non-cash impairment charge of the carrying value of its goodwill of $41.3 million as a result of adverse equity market conditions and the resulting decline in current market multiples and the company's stock price.

        In September 2009, the Company reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. The Company had previously accrued $0.7 million related to the estimated settlement of this matter and in the third quarter of 2009, the Company recorded a reduction to the estimated settlement of $0.5 million as a result of the settlement agreement.

        In the fourth quarter of 2009, there was $0.7 million in interest expense related to the acceleration of the amortization of deferred financing costs due to the $17.5 million early extinguishment of the first lien term loan in October 2009.

        As a result of the impact of the issuance of 2.6 million shares in September 2009 on the Company's quarterly and yearly weighted average basic and diluted shares outstanding, the sum of 2009 quarterly earnings per share does not equal the Company's 2009 earnings per share.

Note 17. Subsequent Events

        On March 3, 2010, the Company entered into a new senior secured credit agreement (the Credit Agreement) with Key Bank National Association (KeyBank) as Administrative Agent and Lender for a new credit facility (the New Credit Facility) in the aggregate principal amount of $60.0 million. The

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 17. Subsequent Events (Continued)

New Credit Facility is comprised of (i) a $35.0 million term loan facility and (ii) a $25.0 million revolving line of credit. Bank of America, N.A., is Syndication Agent and Lender, and KeyBanc Capital Markets and Banc of America Securities, LLC acted as Co-Lead Arrangers and Book Runners. Pursuant to the terms of the Credit Agreement, the term loan and revolving credit facility are both three year facilities. The proceeds under the Credit Agreement may be used for general corporate purposes including refinancing of existing bank debt, working capital and acquisitions.

        Also on March 3, 2010, the Company entered into two Payoff Letters with KeyBank terminating its existing $85.0 million credit facility (the Prior Credit Facility). In connection with the refinancing of the Prior Credit Facility, the Company borrowed $57.5 million under the New Credit Facility. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term loan under the Prior Credit Facility held by Silverpoint Capital LP (Silverpoint), at par, with no prepayment penalties, pursuant to the Settlement Agreement that the Company entered into with Silverpoint in October 2009. As a result of the refinance, the Company expects to record an approximate $2.2 million interest charge related to the write-off of unamortized financing costs related to the Prior Credit Facility. As of March 3, 2010, after giving full effect to the refinancing and repayment in full of the Prior Credit Facility, the Company had outstanding debt of $35.0 million under the New Credit Facility term loan and $22.5 million under the New Credit Facility revolving line of credit.

        The Company may borrow funds under the Credit Agreements (i) at the base rate, determined as the greater of (A) the prime loan rate announced by KeyBank and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank plus 50 basis points, or (ii) at the offshore rate, determined by the Administrative Agent as the offered rate for U.S. dollar deposits in the approximate amount of the requested loan and having a maturity comparable to such interest period, which rate appears (A) on the British Bankers' Association internet web page (http://www.bba.org.uk/public/libor/), or via (B) Reuters (BBALIBORS), Bloomberg, Moneyline Telerate (Page 3750) or any other information provider of the British Bankers' Association daily Libor rates as of 11:00 A.M., London time, on the date which is the second day on which banks are open for interbank deposits in London prior to the commencement of such interest period; as adjusted for reserve requirements and rounded upwards if necessary to the next higher 1/100%. Borrowings are subject to a Libor floor rate of 2.75% or a Base Rate floor of 5.25%. Term loan borrowings and revolver borrowings may be subject to an additional 450 basis points and 375 basis points, respectively, based on the Company's credit ratings. In addition, the Company must pay a fee ranging from 30 basis points per annum to 75 points per annum, based on its credit ratings, on the daily amount of the unused commitments under the revolving credit facility. The initial interest rate under the New Credit Facility for the term loan is 7.25%, compared to the approximate 11.75% interest rate under the Original Credit Facility term loan. The initial interest under the New Credit Facility for the revolving line of credit is approximately 6.50%, compared to the approximate 6.75% rate under the Original Credit facility revolving line of credit.

        Pursuant to certain terms of the Credit Agreement, in certain instances the Company is required to prepay outstanding indebtedness prior to its stated maturity date. Specifically, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings as well as

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 27, 2009

Note 17. Subsequent Events (Continued)

certain annual operating cash flows may have to be used to pay down indebtedness and may not be reborrowed.

        The terms of the Credit Agreement include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. The financial covenants include a quarterly maximum leverage ratio of 2.75 through December 31, 2010, reducing to 2.50 thereafter, a quarterly fixed charge coverage ratio of 1.10 through December 31, 2010, with an increase to 1.25 thereafter. In addition, the covenants include a monthly asset coverage ratio of Eligible Billed Accounts Receivables, as defined, of 1.25 times for outstanding balances of the revolving credit facility.

        The Credit Agreement provides for the ability to increase the revolving line of credit facility by up to $15.0 million to a total not to exceed $40.0 million, in the event that the Administrative Agent elects to secure additional commitments from Existing Lenders or from New Lenders.