Form 10-Q
period 2010-03-28
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2010-04-29
CIK 1069258

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification No.)

4820 Eastgate Mall
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

        As of April 23, 2010 15,910,361 shares of the registrant's common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2010
INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 27, 2009	March 28, 2010
Assets
Current assets:
Cash and cash equivalents	$9.9	$6.3
Restricted cash	0.4	0.4
Accounts receivable, net	78.6	93.6
Income taxes receivable	1.0	0.7
Prepaid expenses	2.2	6.1
Other current assets	6.7	6.4

Total current assets	98.8	113.5
Property and equipment, net	4.3	4.0
Goodwill	110.2	110.2
Other intangibles, net	26.5	25.2
Other assets	1.8	3.0

Total assets	$241.6	$255.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18.8	$19.2
Accrued expenses	9.0	8.4
Accrued compensation	15.7	18.6
Billings in excess of costs and earnings on uncompleted contracts	5.4	19.6
Current portion of long-term debt	4.5	6.2
Other current liabilities	8.3	6.0

Total current liabilities	61.7	78.0
Long-term debt, net of current portion	50.9	48.3
Other long-term liabilities	4.1	3.4

Total liabilities	116.7	129.7
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 27, 2009 and March 28, 2010 (liquidation preference $5.0 million at March 28, 2010)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 15,784,591 and 15,887,820 shares issued and outstanding at December 27, 2009 and March 28, 2010, respectively	—	—
Additional paid-in capital	523.0	524.1
Accumulated deficit	(398.1)	(397.9)

Total stockholders' equity	124.9	126.2

Total liabilities and stockholders' equity	$241.6	$255.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended
	March 29, 2009	March 28, 2010
Revenues	$82.6	$68.7
Cost of revenues	65.4	52.2

Gross profit	17.2	16.5
Selling, general and administrative expenses	14.2	12.3
Research and development expenses	0.4	0.6
Impairment of goodwill	41.3	—

Operating income (loss) from continuing operations	(38.7)	3.6
Other income (expense):
Interest expense, net	(2.5)	(3.9)
Other income	—	0.2

Total other expense, net	(2.5)	(3.7)

Loss from continuing operations before income taxes	(41.2)	(0.1)
Provision for income taxes from continuing operations	0.3	0.3

Loss from continuing operations	(41.5)	(0.4)
Net income (loss) from discontinued operations	(0.6)	0.6

Net income (loss)	$(42.1)	$0.2

Basic income (loss) per common share:
Loss from continuing operations	$(3.24)	$(0.02)
Net income (loss) from discontinued operations	(0.05)	0.04

Net income (loss) per common share:	$(3.29)	$0.02

Diluted loss per common share:
Loss from continuing operations	$(3.24)	$(0.02)
Net income (loss) from discontinued operations	(0.05)	0.04

Net income (loss) per common share:	$(3.29)	$0.02

Weighted average common shares outstanding:
Basic	12.8	15.9
Diluted	12.8	15.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended March 29, 2009	Three months ended March 28, 2010
Operating activities:
Net income (loss)	$(42.1)	$0.2
Less: Income (loss) from discontinued operations	(0.6)	0.6

Loss from continuing operations	(41.5)	(0.4)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	2.1	1.9
Goodwill impairment charges	41.3	—
Stock-based compensation	0.4	0.4
Mark to market on swaps	—	(0.2)
Change in accrual for unused office space	0.6	(0.4)
Amortization and write-off of deferred financing costs	0.2	2.3
Provision for doubtful accounts	0.1	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8.0	(15.1)
Prepaid expenses and other assets	2.7	(5.7)
Accounts payable	3.0	0.3
Accrued compensation	1.2	3.0
Accrued expenses	(4.9)	(0.6)
Billings in excess of costs and earnings on uncompleted contracts	(3.6)	14.2
Income tax receivable and payable	(0.2)	0.3
Other liabilities	(2.3)	(0.8)

Net cash provided by (used in) operating activities from continuing operations	7.1	(0.7)

Investing activities:
Cash paid for contingent acquisition consideration	(3.0)	—
Cash paid for acquisitions, net of cash acquired	(0.5)	—
Proceeds/(payments) from the disposition of discontinued operations	(1.1)	—
Other, net	(0.1)	(0.3)

Net cash used in investing activities from continuing operations	(4.7)	(0.3)

Financing activities:
Borrowings under credit facility	2.0	57.9
Repayment under credit facility	(1.3)	(58.8)
Payments of subordinated debt	(2.1)	—
Proceeds from the issuance of common stock	—	0.6
Other	0.1	(1.9)

Net cash used in financing activities from continuing operations	(1.3)	(2.2)

Net cash flows of continuing operations	1.1	(3.2)
Net cash flows of discontinued operations	(1.5)	(0.4)

Net decrease in cash and cash equivalents	(0.4)	(3.6)
Cash and cash equivalents at beginning of period	3.7	9.9

Cash and cash equivalents at end of period	$3.3	$6.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

(a)    Basis of Presentation

        The information as of and for the three months ended March 29, 2009 and March 28, 2010 is unaudited. The condensed consolidated balance sheet as of December 27, 2009 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited annual consolidated financial statements for the year ended December 27, 2009, filed on Form 10-K on March 11, 2010, with the United States Securities and Exchange Commission ("SEC"). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)    Principles of Consolidation

        The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all inter-company transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the "Company."

(c)    Fiscal Year

        The Company has a 52/53 week fiscal year ending on the last Sunday of the year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The three months ended March 28, 2010 and March 29, 2009 both consisted of 13 weeks. There are 52 calendar weeks in the fiscal years ending on December 26, 2010 and December 27, 2009.

(d)    Reverse Stock Split

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

(e)    Inventory

        Inventories which are comprised primarily of supplies including parts and materials are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis. As of December 27, 2009 and March 28, 2010, the Company had $1.9 million and $2.3 million, respectively, of inventories which were reflected in other current assets on the condensed consolidated balance sheets.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

(f)    Accounting Policies

        There have been no changes in the Company's significant accounting policies for the three months ended March 28, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 as filed with the SEC on March 11, 2010 with the following exception.

        In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company's adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

(g)    Reclassifications

        Certain amounts in the March 29, 2009 condensed consolidated statement of cash flows have been reclassified to conform to the March 28, 2010 presentation.

(h)    Concentrations and Uncertainties

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

        Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company's billed and unbilled accounts receivable. The Company's accounts receivable result from sales to customers within the federal government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer's financial condition. Collateral is not required. The accounts receivable are recorded at invoiced amount and do not bear interest. See Note 10 for a discussion of our significant customers.

        As of March 28, 2010, the Company has $53.5 million of debt outstanding under its Credit Facility with debt service requirements of $3.5 million, excluding interest, in 2010. The Company intends to fund its cash requirements with cash flows from operating activities and borrowings under the its Credit Facility, and management believes these sources of liquidity should be sufficient to meet the Company's cash needs for at least the next 12 months. The Company's quarterly and annual operating results have

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to its control. If the conditions in its industry deteriorate or its customers cancel or postpone projects or if the Company is unable to sufficiently increase its revenues or further reduce its expenses, the Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

Note 2. Goodwill and Other Intangible Assets

Goodwill

        The Company performs its annual impairment test for goodwill in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 350 Intangibles—Goodwill and Other as of the last day of the fiscal year or when evidence of potential impairment exists.

        The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For the annual and, if necessary, interim impairment assessment the Company identified its reporting units to be its operating segments which are Kratos Government Solutions and Public Safety and Security.

        The Company's testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by ASC Topic 820). The Company also considers its market capitalization based upon an average of the stock price prior to and subsequent to the date the analysis is performed and reconciles the fair value of the Company's reporting units to the Company's market capitalization assuming a control premium. If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and ASC Topic 350, prescribes the approach for determining the impairment amount, if any.

        Given the significant decline in the stock market in general and specifically the Company's stock price and market capitalization in 2009, which declined 39% from an average stock price of $12.90 as of December 28, 2008 to $7.80 as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with ASC Topic 350 as of February 28, 2009. The test indicated that the book value for the Kratos Government Solutions (KGS) segment exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in its KGS segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company's average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company's forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Goodwill and Other Intangible Assets (Continued)

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

        The 2009 annual test did not result in any impairment charge as there was an increase in current market multiples and market capitalization as of December 27, 2009 compared to the 2008 annual test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will evaluate goodwill for impairment between annual tests in accordance with ASC Topic 350.

Purchased Intangible Assets

        The following tables set forth information for finite-life intangible assets subject to amortization (in millions):

	As of December 27, 2009			As of March 28, 2010
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$22.1	$(6.5)	$15.6	$22.1	$(7.1)	$15.0
Contracts and backlog	17.4	(9.8)	7.6	17.4	(10.5)	6.9
Developed technology	3.1	(0.5)	2.6	3.1	(0.5)	2.6
Trade names	1.3	(0.6)	0.7	1.3	(0.6)	0.7

Total	$43.9	$(17.4)	$26.5	$43.9	$(18.7)	$25.2

        Consolidated amortization expense related to intangible assets subject to amortization was $1.5 million and $1.3 million for the three months ended March 29, 2009 and March 28, 2010, respectively.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Stockholders' Equity

        A summary of the changes in Stockholders' Equity for the periods ended March 29, 2009 and March 28, 2010 is provided below (in millions):

	Three Months Ended March 29, 2009	Three Months Ended March 28, 2010
Stockholders' equity at beginning of period	$146.9	$124.9
Stock-based compensation	0.4	0.4
Acquisition adjustment	(0.3)	—
ESPP Plan and RSU settlement in cash	0.1	0.4
Exercise of stock options/warrants	—	0.3
Convertible debt conversion expense	0.1	—
Net income (loss)	(42.1)	0.2

Stockholders' equity at end of period	$105.1	$126.2

        The Company has two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock for the three months ended March 29, 2009 and March 28, 2010. Common stock issued by the Company for the three months ended March 29, 2009, and March 28, 2010, was as follows (in millions):

	Three Months Ended March 29, 2009	Three Months Ended March 28, 2010
Shares outstanding at beginning of the period	12.8	15.8
Stock issued for employee stock purchase plan, stock options and RSUs exercised	—	0.1

Shares outstanding at end of the period	12.8	15.9

Note 4. Net Income (Loss) Per Common Share

        The Company calculates net income (loss) per share in accordance with ASC Topic 260 Earning Per Share (Topic 260). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities (in millions).

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Net Income (Loss) Per Common Share (Continued)

        The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(In millions)	Three Months Ended March 29, 2009	Three Months Ended March 28, 2010
Shares from stock options and awards	0.2	1.2
Shares from preferred stock	0.1	0.1
Shares of contingently issuable common stock	0.3	—
Shares of common stock from convertible debt	0.1	0.1

Note 5. Income Taxes

        As of December 27, 2009, the Company had $12.6 million of unrecognized tax benefits that if recognized would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance. During the three months ended March 28, 2010, this amount was reduced by $0.5 million relating to the expiration of statutes of limitations resulting in unrecognized tax benefits at March 28, 2010 of $12.1 million. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations of $0.5 million.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There were no material expense amounts recorded during the three-month periods ended March 29, 2009 and March 28, 2010, respectively. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.2 and $0.3 million for the three month periods ended March 29, 2009 and March 28, 2010, respectively.

        The Company believes that it is reasonably possible that as much as $3.0 million of the liabilities for uncertain tax positions will expire within 12 months of March 28, 2010 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Income Taxes (Continued)

        A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three months ended March 29, 2009 and March 28, 2010 is as follows (in millions):

	For the Three Months Ended
	March 29, 2009	March 28, 2010
Income tax provision (benefit) at federal statutory rate	$(14.7)	$0.0
State taxes, net of federal tax benefit and valuation allowance	0.3	0.3
Nondeductible goodwill impairment charges	14.6	—
Increase in federal valuation allowance	0.1	—

Total	$0.3	$0.3

        Federal and state income tax laws impose restrictions on the utilization of net operating loss ("NOL") and tax credit carryforwards in the event that an "ownership change" occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code. In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. As of March 28, 2010, we believe that an "ownership change" may have occurred which could limit the utilization of the loss carryforwards. We are currently evaluating the extent of the limitation on our annual utilization of the net operating loss carryforwards. Any potential limitation would not impact the income tax provision for the quarter ended March 28, 2010. In addition, future equity offerings on acquisitions that have equity as a component of the purchase price could result in an "ownership change". If and when an "ownership change" occurs, utilization of the net operating loss or other tax attributes may be further limited.

Note 6. Discontinued Operations

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Discontinued Operations (Continued)

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national security and public security businesses. In accordance with ASC Topic 205 Presentation of Financial Statements, these business units were classified as held for sale and reported in discontinued operations. In the quarter ended March 29, 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

        In addition, the plan to sell these businesses included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.6 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying Condensed Consolidated Financial Statements. As of March 28, 2010, approximately $1.4 million of severance costs and $0.5 million of facilities costs have been paid. The remaining liabilities for severance and facilities are $0.5 million and $0.1 million, respectively, and are included in other current liabilities in the Condensed Consolidated Balance Sheet. The following table shows a reconciliation of the beginning accrual to the remaining balance as of March 28, 2010 (in millions):

	Severance	Lease Termination	Total
Original accrual recorded in 2008	$2.0	$0.6	$2.6
Payments in 2008	(0.2)	(0.4)	(0.6)
Payments in 2009	(0.9)	(0.1)	(1.0)
Payments in 2010	(0.3)	—	(0.3)
Adjustments	(0.1)	—	(0.1)

Balance March 28, 2010	$0.5	$0.1	$0.6

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the Company's Public Safety and Security segment, the Company's Board of Directors approved a plan to sell and dispose of the Southeast division. In accordance with ASC Topic 205 Presentation of Financial Statements, this business unit was classified as held for sale and reported in discontinued operations in the accompanying Condensed Consolidated Financial Statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 related to management's estimate of the fair value of the business.

        The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended
	March 29, 2009	March 28, 2010
Revenue	$1.6	$1.1
Net loss before taxes	(1.1)	(0.2)
Benefit for income taxes	(0.5)	(0.8)
Net income (loss) after taxes	$(0.6)	$0.6

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Discontinued Operations (Continued)

        The benefit for income taxes for the three months ended March 29, 2009 and March 28, 2010 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to our discontinued wireless services business.

        Following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 27, 2009 and March 28, 2010 (in millions):

	December 27, 2009	March 28, 2010
Cash	$—	$0.1
Accounts receivable, net	2.4	2.1
Other current assets	(0.4)	0.6
Impairment allowance	—	(1.2)

Current assets of discontinued operations	$2.0	$1.6

Non-current assets of discontinued operations	$0.4	$0.4

Accounts payable	$0.5	$0.4
Accrued expenses	2.8	2.3
Unrecognized tax benefits	1.1	0.5
Other current liabilities	0.3	0.3

Current liabilities of discontinued operations	$4.7	$3.5

Non-current unrecognized tax benefits	$0.4	$0.2
Other non-current liabilities	0.2	0.1

Non-current liabilities of discontinued operations	$0.6	$0.3

Note 7. Debt

(a)    Credit Agreement

        During the fiscal years 2008 and 2009 and through March 3, 2010 the Company had a credit facility of $85.0 million (the "Prior Credit Facility") with KeyBank National Association ("KeyBank") as administrative agent. This Prior Credit Facility provided for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit, and was collateralized by the assets of the Company and its subsidiaries. KeyBank held the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), held the first lien term note. The $10.0 million term loan had a five and one half-year term with principal payments of $25,000 required quarterly from March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan had a five-year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans had a provision which stated that once the full amount of the note has been borrowed, the notes could not be paid down and reborrowed again. The revolving line of credit had a five-year term which expired on December 31,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Debt (Continued)

2012. All loans under the credit facility had an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates were subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        On March 3, 2010, the Company entered into a new senior secured credit agreement (the "Credit Agreement") with Key Bank National Association as Administrative Agent and Lender for a new credit facility (the "Credit Facility") in the aggregate principal amount of $60.0 million. The Credit Facility is comprised of (i) a $35.0 million term loan facility and (ii) a $25.0 million revolving line of credit. Bank of America, N.A., is Syndication Agent and Lender, and KeyBanc Capital Markets and Banc of America Securities, LLC acted as Co-Lead Arrangers and Book Runners. Pursuant to the terms of the Credit Agreement, the term loan and revolving credit facility are both three year facilities. The proceeds under the Credit Agreement may be used for general corporate purposes including refinancing of existing bank debt, working capital and acquisitions.

        Also on March 3, 2010, the Company entered into two Payoff Letters with KeyBank terminating the Prior Credit Facility. In connection with the refinancing of the Prior Credit Facility, the Company borrowed $57.5 million under the New Credit Facility. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term loan under the Prior Credit Facility held by Silverpoint, at par, with no prepayment penalties, pursuant to a Settlement Agreement that the Company entered into with Silverpoint in October 2009. As a result of the refinance, the Company recorded an interest charge of approximately $2.2 million in the first quarter of 2010 relating to the write-off of previously deferred financing costs.

        The Company may borrow funds under the Credit Agreement (i) at the base rate, determined as the greater of (A) the prime loan rate announced by KeyBank and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank plus 50 basis points, or (ii) at the offshore rate, determined by the Administrative Agent as the offered rate for U.S. dollar deposits in the approximate amount of the requested loan and having a maturity comparable to such interest period, which rate appears (A) on the British Bankers' Association internet web page (http://www.bba.org.uk/public/libor/), or via (B) Reuters (BBALIBORS), Bloomberg, Moneyline Telerate (Page 3750) or any other information provider of the British Bankers' Association daily Libor rates as of 11:00 A.M., London time, on the date which is the second day on which banks are open for interbank deposits in London prior to the commencement of such interest period; as adjusted for reserve requirements and rounded upwards if necessary to the next higher 1/100%. Borrowings are subject to a Libor floor rate of 2.75% or a Base Rate floor of 5.25%. Term loan borrowings and revolver borrowings may be subject to an additional 450 basis points and 375 basis points, respectively, based on the Company's credit ratings. In addition, the Company must pay a fee ranging from 30 basis points per annum to 75 points per annum, based on its credit ratings, on the daily amount of the unused commitments under the revolving credit facility. The initial interest rate under the Credit Facility for the term loan is 7.25%, compared to the approximate 11.75% interest rate under the Prior Credit Facility term loan. The initial interest under the Credit Facility for the revolving line of credit is

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Debt (Continued)

approximately 6.50%, compared to the approximate 7.00% rate under the Prior Credit facility revolving line of credit.

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

        As of March 28, 2010, the Company's outstanding balance on the Credit Agreement was $53.5 million with a weighted average interest rate of 6.99%. As of March 28, 2010 the unused line of credit under the revolving line of credit, net of $1.4 million in outstanding letters of credit, was approximately $5.1 million. The only restriction on the use of these funds is that the Company must be in compliance with covenants of this credit agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 28, 2010.

(b)    Subordinated Notes

        As of March 28, 2010, the Company had outstanding convertible notes payable totaling $1.0 million which were acquired as a result of the SYS acquisition and are due on August 14, 2010. $25,000 of the convertible notes are payable to a related party. The balance of the outstanding notes is convertible into common stock of Kratos at $10.20 per share or approximately 94,000 shares.

Note 8. Fair Value Measurements

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

(Unaudited)

Note 8. Fair Value Measurements (Continued)

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

        The following table presents assets and liabilities measured and recorded at fair value on the Company's Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 27, 2009 and March 28, 2010:

Derivative Liabilities (Interest Rate Swaps)

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 27, 2009	$1.4	$—	$1.4	$—
March 28, 2010	$1.2	$—	$1.2	$—

        The significant Level 2 observable inputs utilized to value the Company's interest rate swaps are based upon the terminal value of the swaps. The terminal value of the interest rate swaps is calculated by comparing the fixed rate on the swap to the rate that would be received by entering into an identical swap at the rates in effect at the time of termination. The difference in these two rates (in %) is then multiplied by the notational amount of the swap in each remaining period and discounted to present value. The major inputs utilized in the terminal value calculation are valuation date, original swap rate, replacement swap rate, and discount rate. The terminal value calculations are validated with the use of quotes on similar financial instruments from a nationally recognized financial reporting service.

        The carrying value of the interest rate swaps is classified as other long-term liabilities in the Condensed Consolidated Balance Sheet. Mark to market adjustments for the interest rate swaps is recorded in other income (expense), net in the Condensed Consolidated Statement of Operations.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not measured at fair value on a recurring basis at December 27, 2009 and March 28, 2010 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 27, 2009 and March 28, 2010.

	December 27, 2009		March 28, 2010
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$55.4	$54.1	$54.5	$54.5

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Fair Value Measurements (Continued)

        Long-Term Debt—the fair value of the long-term debt was calculated using present value techniques based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements and the Company's current scheduled principal payments.

Note 9. Derivatives

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

        The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company's intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that the Company consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of outstanding interest rate swap contracts at March 28, 2010 was $50.0 million.

        The Company's derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the Company's Prior Credit Facility in March 2008. The effect of marking the derivative instruments to market for the three months ended March 29, 2009 and March 28, 2010 was expense of $0.0 million and income of $0.2 million, respectively; all of which is reflected in other income (expense) net, in the accompanying condensed consolidated statements of operations. The fair value of the Company's derivative liabilities as of December 27, 2009 and March 28, 2010 was $1.4 million and $1.2 million, respectively, and is carried in other long-term liabilities in the accompanying condensed consolidated balance sheets. See Note 8 for further discussion on the fair value measurements related to the Company's derivative instruments.

Note 10. Significant Customers

        The following table presents our key customers for the periods presented and the percentage of net sales made to such customers (in millions):

	For the Three Months Ended
Key Customers	March 29, 2009		March 28, 2010
U.S. Navy	$25.9	31.4%	$16.7	24.3%
U.S. Army	$18.4	22.3%	$13.4	19.5%

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Significant Customers (Continued)

        The customers are all part of the Kratos Government Services segment. The Company's top five customers accounted for approximately 59.8% of total revenue for the three months ended March 29, 2009 and for approximately 57.0% for the three months ended March 28, 2010. Total revenue from the federal government for the three months ended March 29, 2009 was $71.3 million and for the three months ended March 28, 2010 was $58.3 million.

Note 11. Segment Information

        The Company operates in two principal business segments: Government Solutions (KGS) and Public Safety and Security (PSS). The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item "Unallocated Corporate income (expense), net" includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock units), the effects of items not considered part of management's evaluation of segment operating performance, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

        Revenues and operating income (loss) generated by the Company's current reporting segments for the three months ended March 29, 2009 and March 28, 2010 are as follows (in millions):

	Three months ended
	March 29, 2009	March 28, 2010
Revenues:
Government Solutions	$74.4	$61.5
Public Safety & Security	8.2	7.2

Total revenues	$82.6	$68.7

Operating income (loss):
Government Solutions	$(37.1)	$4.0
Public Safety & Security	(0.4)	—
Unallocated Corporate income (expense), net	(1.2)	(0.4)

Total operating income (loss)	$(38.7)	$3.6

        For the three months ended March 29, 2009, the operating loss of the KGS segment includes a non-cash charge of $41.3 million related to goodwill impairment.

Note 12. Legal Matters

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

Note 12. Legal Matters (Continued)

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

Note 12. Legal Matters (Continued)

granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Notices of appeal of this decision have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

2004 and 2007 Derivative Securities Litigation

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. Plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the court, the defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the court took the motion under submission without oral argument. On February 26, 2008, the court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the court for certification and entry of final judgment of the court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, the plaintiffs filed a notice of appeal of the personal jurisdictional order. In light of the settlement of all derivative litigation, discussed below, the court stayed all other matters except as necessary to document and consummate the settlement. Similarly, the appellate court stayed all matters related to plaintiffs' notice of appeal of the personal jurisdictional order pending settlement.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal derivative lawsuit, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Legal Matters (Continued)

lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuit. In October 2009, the parties notified the Court of the status of the federal action and stipulated to stay the matter for an additional six months. The Court subsequently granted the parties' stipulation and stay request and ordered the parties to file an updated status report in April 2010.

        In October 2009, following a voluntarily mediation and subsequent negotiations related to all of the above-described derivative litigation, the parties reached an agreement in principle to settle all claims in the federal and state derivative litigation. The district court granted the parties' joint motion for preliminary approval of their proposed settlement in January 2010. In March 2010, the district court granted final approval of the proposed settlement and issued its Final Judgment and Order of Dismissal. Under the terms of the parties' settlement agreement, the district court's judgment becomes "final" upon the latest of: "(a) the date of final affirmance on an appeal of the Judgment, the expiration of the time for a petition for or a denial of a writ of certiorari to review the Judgment and, if certiorari is granted, the date of final affirmance of the Judgment following review pursuant to that grant; (b) the date of final dismissal of any appeal from the Judgment or the final dismissal, denial or withdrawal of any proceeding on certiorari to review the Judgment; or (c) if no appeal is filed, the expiration date of the applicable time to file a notice of appeal from the Judgment." The details of the settlement are set forth in the settlement papers filed with the court. The time to file a notice of appeal has expired and the settlement agreement has become effective.

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

Note 13. Subsequent Events

        On April 12, 2010, the Company and Gichner Holdings, Inc. ("Gichner") announced the execution of a Stock Purchase Agreement, dated as of April 12, 2010 (the "Purchase Agreement"), by and between the Company and the stockholders of Gichner. As a result of the Purchase Agreement, Gichner will become a wholly-owned subsidiary of the Company (the "Acquisition"). Pursuant to the Purchase Agreement, the purchase price will be approximately $133 million in cash, subject to certain

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Subsequent Events (Continued)

working capital and other adjustments as of the closing date. The completion of the Acquisition is subject to several conditions, including the availability of financing, on terms and conditions acceptable to the Company (in its sole discretion), the absence of any proceeding or event that would cause a material adverse effect on Gichner's business, the receipt of required regulatory approvals, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. The Board of Directors of each of the Company and Gichner approved the Acquisition and the Purchase Agreement. The Company expects to fund the acquisition and repay its existing indebtedness with notes of approximately $200 million and enter into a new revolving line of credit of approximately $25 million which is expected to be drawn at closing for outstanding letters of credit. As a result of the new notes and revolving line of credit, the Company expects to record an interest charge, in the period the transaction is completed, of approximately $1.9 million reflecting the write-off of the deferred financing costs of its current credit facility.

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

        The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the Annual Report filed on Form 10-K for the year ended December 28, 2009 including the disclosures made in Item 1A "Risk Factors" and the audited consolidated financial statements and related notes included therein.

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

  Public Safety and Security (PSS) Segment

        The Public Safety and Security segment provides system design, deployment, integration, monitoring and support services for public safety, security and surveillance networks for state and local governments and commercial customers. Public safety and security networks have been traditionally segregated into systems such as voice, data, access control, video surveillance, temperature control and fire and life safety. We provide services that combine such systems and offer integrated solutions on both Ethernet and IP based platforms. We also offer solutions that combine voice, data, electronic security and building automation systems with fixed or wireless connectivity solutions. Our target markets are healthcare, government, data centers, large scale industrial and manufacturing, correctional facilities, education and sports and entertainment. Our commitments to these markets and our ability to provide feature-rich, cost-effective solutions have allowed us to become one of the larger independent integrators for these types of systems. We maintain regional office locations comprised of Kratos Mid Atlantic, Kratos Southeast, and Kratos Southwest. On June 24, 2009, as a result of continued losses in the Southeast division of PSS, our Board of Directors approved a plan to sell and dispose of this division. The business unit was classified as held for sale and reported in other assets and liabilities in the accompanying Condensed Consolidated Financial Statements.

        For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2010.

        On September 10, 2009, we completed a 1-for-10 reverse split of our common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

        As of March 28, 2010, we consider the following factors to be important in understanding our financial statements.

        Kratos Government Solutions' business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under fixed-price contracts, we agree to perform certain work for a fixed price. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. Our Public Safety and Security contracts are primarily fixed-price contracts whereby revenue is recognized using the percentage-of-completion method of accounting under the provisions of ASC Topic 605 Revenue Recognition. For contracts offered on a time and material basis, we recognize revenues as services are performed.

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

Comparison of Results for the Three Months Ended March 29, 2009 to the Three Months Ended March 28, 2010

        Revenues.    Revenues decreased $13.9 million from $82.6 million for the three months ended March 29, 2009 to $68.7 million for the three months ended March 28, 2010. This decrease was primarily due to the planned reductions of lower margin pass through work, other contract work and to a lesser extent reductions of small business set aside contract work in our Government Solutions segment. In addition, reductions in our commercial and lower margin Public Safety & Security system integration business, which was negatively impacted by the current adverse economic environment, also contributed to the revenue decline. Revenues by operating segment for the three months ended March 29, 2009 and March 28, 2010 are as follows (in millions):

	2009	2010	$ change	% change
Government Solutions	$74.4	$61.5	$12.9	17.3%
Public Safety & Security	8.2	7.2	1.0	12.2

Total revenues	$82.6	$68.7	$13.9	16.8%

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

        Cost of Revenues.    Cost of revenues decreased from $65.4 million for the three months ended March 29, 2009 to $52.2 million for the three months ended March 28, 2010. The $13.2 million decrease in cost of revenues was primarily a result of the decrease in aggregate cost of revenues related to the reductions in revenues described above. Gross margin increased from 20.8% for the three months ended March 29, 2009 to 24.0% for the three months ended March 28, 2010. The increase in gross margin primarily resulted from the planned reductions of pass through work which has a lower margin and a change in the mix of revenues.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) decreased from $14.2 million for the three months ended March 29, 2009 to $12.3 million for the three months ended March 28, 2010. Included in the expenses for the three months ended March 29, 2009 was $0.6 million related to an accrual of unused office space, and $0.3 million in expenses related to now completed government inquiries by the Department of Justice related to our historical stock option granting practices. The balance of the decrease in expenses of $1.0 million from March 29, 2009 to March 28, 2010 was primarily a result of reductions in corporate expenses due to the implementation of cost reduction measures. As a percentage of revenues, SG&A increased from 17.2% to 17.9%. Excluding amortization of intangibles of $1.5 million for the three months ended March 29, 2009 and amortization of intangibles of $1.3 million for the three months ended March 28, 2010, SG&A increased as a percentage of revenues from 15.4% to 16.0% for the three months ended March 29, 2009 and March 28, 2010.

        Research and Development Expenses.    Research and development expenses (R&D) for the three months ended March 29, 2009 and the three months ended March 28, 2010 were $0.4 million and $0.6 million, respectively.

        Impairment of Goodwill.    The impairment charge of $41.3 million for the three months ended March 29, 2009, was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we used the income approach and validated its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we perform our analysis. The average market price of our stock as of February 28, 2009 was $7.80 which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008 which had an average stock price of $12.90. We reconciled the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

        Our forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. Our historical growth rates and operating results are not indicative of our future growth rates and operating results as a consequence of our transformation from a commercial wireless service provider to a U.S. government defense contractor. The decline in revenues which was expected by us, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Certain of the contract awards that were legacy small business awards to businesses which we acquired may result in a reduction of revenues when the contracts are completed and recompeted and awarded to us as a subcontractor rather than as a prime contractor. We believe that the expected impact to our revenues will not be material related to this conversion. Our projected growth rates take into consideration this anticipated impact on small business awards.

        Our contracts are long-term in nature and are supported by significant backlog. Because our contracts are of a long-term nature, a majority of our receivables are with agencies within the U. S. government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. government, and as such, we are not subject to significant short term changes in operating cash flow. Moreover, because of the nature of our current business we do not have significant capital expenditure requirements. Additionally, our contract base is highly diversified and the loss of any one contract would not impact revenues by more than 6%. In addition, we did not assume a recovery of the global or national economy in our cash flow projections in either analysis. The charge does not impact our normal business operations.

        Other Expense, Net.    Other expense, net increased from $2.5 million to $3.7 million for the three months ended March 29, 2009 and March 28, 2010, respectively. The increase in expense of $1.2 million is primarily related to the write-off of deferred financing fees associated with the Prior Credit Facility of $2.2 million as a result of the refinancing of our Credit Facility that occurred in the first quarter of 2010 partially offset by a decrease in interest expense of $0.8 million as a result of our reduced debt balances and an increase of $0.2 million in other income primarily related to the non-cash income recorded to mark the derivative related to the credit facility to market.

        Provision (Benefit) for Income Taxes.    We recorded an income tax provision of $0.3 million, or a negative 0.7% rate, on loss of $41.2 million before income taxes in the three months ended March 29, 2009. We recorded an income tax provision of $0.3 million, or a negative 300% rate, on loss of $0.1 million before income taxes for the three months ended March 28, 2010. The provision of $0.3 million for both periods was primarily related to state income taxes, which cannot be offset by our net operating losses.

        Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations improved from a loss of $0.6 million to income of $0.6 million for the three months ended March 29, 2009 and March 28, 2010, respectively. The income of $0.6 million for the three months ended March 28, 2010 was primarily due to the tax benefit of $0.8 million related to the expiration of the statute of limitations for certain foreign tax contingencies related to our discontinued wireless services business partially offset by the operations of the PSS Southeast division, which our Board of Directors approved to sell in June 2009. Revenues generated by these businesses were approximately $1.6 million and $1.1 million for the three months ended March 29, 2009 and March 28, 2010, respectively. Loss before taxes was $1.1 million and $0.2 million for the three months ended March 29, 2009 and March 28, 2010, respectively. The reduction in net losses in 2010 is primarily a result of the cost reduction actions we have taken. The tax benefit for the three months ended March 29, 2009 and March 28, 2010 of $0.5 million and $0.8 million respectively was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to our discontinued wireless services business.

Backlog

        As of March 29, 2009, and March 28, 2010, our backlog was approximately $690 million and $583 million respectively, of which $165 million was funded in 2009 and $185 million in 2010. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

        As of March 28, 2010, we had consolidated cash and cash equivalents of $6.3 million, consolidated long-term and short-term debt of $55.3 million, and consolidated stockholders' equity of $126.2 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit agreement.

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

        A summary of our net cash provided by (used in) operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three months ended March 29, 2009	Three months ended March 28, 2010
Net cash provided by (used in) operating activities of continuing operations	$7.1	$(0.7)

        Cash provided by operating activities from continuing operations for the three months ended March 28, 2010 decreased by $7.8 million from the three months ended March 29, 2009. This was primarily a result of increased days sales outstanding (DSO's) which increased from 87 days for the three months ended March 29, 2009 to 124 days for the three months ended March 28, 2010. The increase in DSOs and accounts receivables is primarily the result of the timing of payments on a significant milestone payment on a weapons system contract which increased DSO's by 22 days. The increase, as a result of the previously mentioned milestone payment, was primarily offset by an increase in billings in excess of costs and earnings on uncompleted contracts. This invoice was collected in April 2010.

        Our cash used in investing activities from continuing operations are summarized as follows (in millions):

	Three months ended March 29, 2009	Three months ended March 28, 2010
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(0.5)	$—
Cash paid for contingent acquisition consideration	(3.0)	—
Proceeds/(payments) from the disposition of discontinued operations	(1.1)	—
Other, net	(0.1)	(0.3)

Net cash used in investing activities from continuing operations	$(4.7)	$(0.3)

        During the three months ended March 28, 2010, the only investing activity was the expenditure of approximately $0.3 million for the acquisition of relatively minor capital expenditures.

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities for the three months ended March 29, 2009 as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. During the three months ended March 29, 2009, we made the final holdback payment of $2.4 million for the Madison Research Corporation acquisition and the first holdback payment of $0.6 million related to our acquisition Haverstick Consulting, Inc. We also paid $1.5 million to Platinum Equity related to the working capital adjustment for the sale of our domestic wireless deployment business which was partially offset by proceeds of $0.4 million related to the sale of the discontinued SYS commercial businesses.

        Cash used in financing activities from continuing operations are summarized as follows (in millions):

	Three months ended March 29, 2009	Three months ended March 28, 2010
Financing activities:
Borrowings under credit facility	$2.0	$57.9
Repayments under credit facility	(1.3)	(58.8)
Proceeds from sale of common stock	—	0.6
Payments of subordinated debt	(2.1)	—
Debt issuance costs	—	(1.9)
Other	0.1	—

Net cash used in financing activities from continuing operations	$(1.3)	$(2.2)

        During the three months ended March 28, 2010, cash used by financing activities was primarily related to refinancing of our Prior Credit Facility including payment of $1.9 million of debt issuance costs. See "Contractual Obligations and Commitments" for a further discussion of these credit facilities. Financing activities for the three months ended March 29, 2009 primarily relates to payments of $2.1 million on the subordinated debt we assumed in the SYS acquisition and term note payments of $1.3 million on our Prior Credit Facility.

        Cash used in discontinued operations are summarized as follows (in millions):

	Three months ended March 29, 2009	Three months ended March 28, 2010
Net cash flows used in discontinued operations	$(1.5)	$(0.4)

        The cash flows used by discontinued operations decreased by $1.1 million primarily as a result of the sale of the SYS commercial businesses which were sold during the first quarter of 2009.

Contractual Obligations and Commitments

        From December 31, 2007 through March 3, 2010 we had a credit facility of $85.0 million with KeyBank National Association ("KeyBank") as administrative agent (the "Prior Credit Facility"). This Prior Credit Facility provided for two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million, as well as a first lien $25.0 million revolving line of credit, and was collateralized by the assets of the Company and its subsidiaries. KeyBank held the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), held the first lien term note. The $10.0 million term loan had a five and one half-year term with principal payments of $25,000 required quarterly from March 31, 2008 through March 31, 2013 with the final balance of $9.5 million due on June 30, 2013. The $50.0 million term loan had a five-year term with principal payments of $0.6 million required quarterly beginning on March 31, 2008, $1.3 million in 2009, $2.5 million in 2010, and $4.1 million in 2011 and 2012. The term loans had a provision which stated that once the full amount of the note has been borrowed, the notes could not be paid down and reborrowed again. The revolving line of credit had a five-year term which expired on December 31, 2012. All loans under the credit facility had an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates were subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        On March 3, 2010, we entered into a new senior secured credit agreement (the "Credit Agreement") with Key Bank National Association as Administrative Agent and Lender for a new credit facility (the "Credit Facility") in the aggregate principal amount of $60.0 million. The Credit Facility is comprised of (i) a $35.0 million term loan facility and (ii) a $25.0 million revolving line of credit. Bank of America, N.A., is Syndication Agent and Lender, and KeyBanc Capital Markets and Banc of America Securities, LLC acted as Co-Lead Arrangers and Book Runners. Pursuant to the terms of the Credit Agreement, the term loan and revolving credit facility are both three year facilities. The proceeds under the Credit Agreement may be used for general corporate purposes including refinancing of existing bank debt, working capital and acquisitions.

        Also on March 3, 2010, we entered into two Payoff Letters with KeyBank terminating the Prior Credit Facility. In connection with the refinancing of the Prior Credit Facility, we borrowed $57.5 million under the Credit Facility. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term loan under the Prior Credit Facility held by Silverpoint, at par, with no prepayment penalties, pursuant to the Settlement Agreement that we entered into with Silverpoint in October 2009. As a result of the refinance, we recorded an interest charge of approximately $2.2 million in the first quarter of 2010 relating to the write-off of previously deferred financing costs.

        We may borrow funds under the Credit Agreement (i) at the base rate, determined as the greater of (A) the prime loan rate announced by KeyBank and (B) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank plus 50 basis points, or (ii) at the offshore rate, determined by the Administrative Agent as the offered rate for U.S. dollar deposits in the approximate amount of the requested loan and having a maturity comparable to such interest period, which rate appears (A) on the British Bankers' Association internet web page (http://www.bba.org.uk/public/libor/), or via (B) Reuters (BBALIBORS), Bloomberg, Moneyline Telerate (Page 3750) or any other information provider of the British Bankers' Association daily Libor rates as of 11:00 A.M., London time, on the date which is the second day on which banks are open for interbank deposits in London prior to the commencement of such interest period; as adjusted for reserve requirements and rounded upwards if necessary to the next higher 1/100%. Borrowings are subject to a Libor floor rate of 2.75% or a Base Rate floor of 5.25%. Term loan borrowings and revolver borrowings may be subject to an additional 450 basis points and 375 basis points, respectively, based on our credit ratings. In addition, we must pay a fee ranging from 30 basis points per annum to 75 points per annum, based on its credit ratings, on the daily amount of the unused commitments under the revolving credit facility. The initial interest rate under the Credit Facility for the term loan is 7.25%, compared to the approximate 11.75% interest rate under the Prior Credit Facility term loan. The initial interest under the Credit Facility for the revolving line of credit is approximately 6.50%, compared to the approximate 6.75% rate under the Prior Credit facility revolving line of credit.

        Pursuant to certain terms of the Credit Agreement, in certain instances we are required to prepay outstanding indebtedness prior to its stated maturity date. Specifically, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings as well as certain annual operating cash flows may have to be used to pay down indebtedness and may not be reborrowed.

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

        As of March 28, 2010 our outstanding balance on the credit agreement was $53.5 million with a weighted average interest rate of 6.99%. As of March 28, 2010 the unused line of credit under the revolving line of credit, net of $1.4 million in outstanding letters of credit, was approximately $5.1 million. The only restriction on the use of these funds is that we must be in compliance with covenants of this credit agreement. We were in compliance with all covenants under the credit agreement as of March 28, 2010.

        As of March 28, 2010, we had outstanding convertible notes payable totaling $1.0 million which were acquired as a result of the SYS acquisition and are due on August 14, 2010. $25,000 of the convertible notes are payable to a related party. The balance of the outstanding notes is $1.0 million and is potentially convertible into common stock of Kratos at $10.20 per share or approximately 94,000 shares.

Other Liquidity Matters

        On April 12, 2010, we announced the execution of a Stock Purchase Agreement, dated as of April 12, 2010 (the "Purchase Agreement"), by and between Kratos and the stockholders of Gichner Holdings, Inc. ("Gichner") As a result of the Purchase Agreement, Gichner will become a wholly-owned subsidiary of Kratos (the "Acquisition"). Pursuant to the Purchase Agreement, the purchase price will be approximately $133 million in cash, subject to certain working capital and other adjustments as of the closing date. The completion of the Acquisition is subject to several conditions, including the availability of financing, on terms and conditions acceptable to us (in our sole discretion), the absence of any proceeding or event that would cause a material adverse effect on Gichner's business, the receipt of required regulatory approvals, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions.

        We intend to fund our cash requirements with cash flows from operating activities, and borrowings under our existing credit facility and any future senior secured notes and credit facility. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. As discussed in Part II, Item 1A, "Risk Factors" section of our 2009 Annual Report on Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

Critical Accounting Principles and Estimates

        The foregoing discussion of our financial condition and results of operations is based on the condensed consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        For the three months ended March 28, 2010 there have been no significant changes to our Critical Accounting Policies or Estimates compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 as filed with the SEC on March 11, 2010 with the following exception:

        In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our credit agreement with KeyBanc Capital Markets. Based on our average outstanding balances during the three months ended March 28, 2010, a 1% change in the LIBOR rate would not impact our financial position and results of operations as a result of the 2.75% LIBOR floor rate on our credit facility. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with investment grade counterparties to reduce exposure to nonperformance on such instruments.

        Cash and cash equivalents as of March 28, 2010 were $6.3 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the three month period ended March 28, 2010.

Item 4.    Controls and Procedures

        We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 28, 2010.

        There was no change in our internal control over financial reporting during the quarter ended March 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2004 and 2007 Derivative Securities Litigation

        In 2004, two derivative lawsuits were filed in the United States District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. Plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the court, the defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations from the original complaint and adding allegations regarding the Company's stock option granting practices. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the court took the motion under submission without oral argument. On February 26, 2008, the court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the court for certification and entry of final judgment of the court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, the plaintiffs filed a notice of appeal of the personal jurisdictional order. In light of the settlement of all derivative litigation, discussed below, the court stayed all other matters except as necessary to document and consummate the settlement. Similarly, the appellate court stayed all matters related to plaintiffs' notice of appeal of the personal jurisdictional order pending settlement.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and directors. These actions contain factual allegations similar to those of the federal derivative lawsuit, but the plaintiffs in these cases assert claims for violations of California's insider trading laws, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in these actions seek unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by defendants. These lawsuits have been consolidated into one action—In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. The plaintiffs filed a Consolidated Shareholder Derivative Complaint on October 14, 2004. This action has been stayed pending a decision in federal court on a motion to dismiss the federal derivative lawsuit. In October 2009, the parties notified the Court of the status of the federal action and stipulated to stay the matter for an additional six months. The Court subsequently granted the parties' stipulation and stay request and ordered the parties to file an updated status report in April 2010.

        In October 2009, following a voluntarily mediation and subsequent negotiations related to all of the above-described derivative litigation, the parties reached an agreement in principle to settle all claims in the federal and state derivative litigation. The district court granted the parties' joint motion for preliminary approval of their proposed settlement in January 2010. In March 2010, the district court granted final approval of the proposed settlement and issued its Final Judgment and Order of Dismissal. Under the terms of the parties' settlement agreement, the district court's judgment becomes "final" upon the latest of: "(a) the date of final affirmance on an appeal of the Judgment, the expiration of the time for a petition for or a denial of a writ of certiorari to review the Judgment and, if certiorari is granted, the date of final affirmance of the Judgment following review pursuant to that grant; (b) the date of final dismissal of any appeal from the Judgment or the final dismissal, denial or withdrawal of any proceeding on certiorari to review the Judgment; or (c) if no appeal is filed, the expiration date of the applicable time to file a notice of appeal from the Judgment." The details of the settlement are set forth in the settlement papers filed with the court. The time to file a notice of appeal has expired and the settlement agreement has become effective.

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

Item 1A.    Risk Factors

        While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2009 Form 10-K (pages 11 through 22) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2009 Form 10-K except as follows:

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        Federal and state income tax laws impose restrictions on the utilization of net operating loss ("NOL") and tax credit carryforwards in the event that an "ownership change" occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code. In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. We believe that an "ownership change" may have occurred which could limit the utilization of the loss carryforwards. We are currently evaluating the extent of the limitation on our annual utilization of the net operating loss carryforwards. Any potential limitation would not impact the income tax provision for the quarter ended March 28, 2010. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an "ownership change". If and when an "ownership change" occurs, utilization of the net operating loss or other tax attributes may be further limited.

Risks Related to the Proposed Acquisition of Gichner

We may not realize the anticipated benefits of our acquisition of Gichner because of integration difficulties.

        Integrating the operations of the businesses of Gichner successfully or otherwise realizing any of the anticipated benefits of the acquisition of Gichner, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of the acquisition will depend in part on the integration of information technology, or IT, operations and personnel. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

  •
  our inability to achieve the operating synergies anticipated in the acquisition;

  •
  diversion of management attention from ongoing business concerns to integration matters;

  •
  difficulties in consolidating and rationalizing IT platforms and administrative infrastructures;

  •
  complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations where management may determine consolidation is desirable;

  •
  difficulties in integrating personnel from different corporate cultures while maintaining focus on providing consistent, high quality customer service;

  •
  challenges in demonstrating to customers of Kratos and to customers of Gichner that the acquisition will not result in adverse changes in customer service standards or business focus; and

  •
  possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters.

        We may not successfully integrate the operations of the businesses of Gichner in a timely manner, and we may not realize the anticipated benefits and synergies of the merger with Gichner to the extent, or in the time frame, anticipated.

Failure to complete the acquisition could adversely affect our stock prices and our future business and financial results.

        Completion of the acquisition is conditioned upon, among other things, our obtaining sufficient financing on terms and conditions acceptable to us, in our sole discretion. If we do not obtain financing on terms acceptable to us, or the other conditions to the acquisition are not satisfied, we may not complete the acquisition or realize the anticipated benefits of the acquisition. In addition, the market price of our common stock may reflect various market assumptions as to whether the financing and acquisition will occur. Consequently, the failure to complete the financing and acquisition could result in a significant change in the market price of our common stock.

We expect to significantly increase our leverage in connection with our financing of our acquisition of Gichner.

        We expect to incur approximately $200 million of indebtedness in connection with our financing of our acquisition of Gichner. As a result of this indebtedness, our interest payment obligations will increase. The degree to which we will be leveraged could have adverse effects on our business, including the following:

  •
  it may make it difficult for us to satisfy our obligations under the notes and our other indebtedness and contractual and commercial commitments;

  •
  it may require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

  •
  it may limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  it may restrict us from making strategic acquisitions or exploiting business opportunities;

  •
  it may place us at a competitive disadvantage compared to our competitors that have less debt;

  •
  it may limit our ability to borrow additional funds;

  •
  it may prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control, which would constitute a default under the indenture governing the notes and under our credit facility; and

  •
  it may decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

        Additionally, we expect that the terms governing any financing will not prevent us from incurring additional indebtedness. If new debt is incurred, these risks may intensify. Our ability to meet our debt service obligations will depend upon our future performance, which may be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

Any increase in our debt service obligations may adversely affect our cash flow.

        A higher level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations.

        Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on the notes and our other indebtedness.

        If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the notes. If the amounts outstanding under any outstanding indebtedness, were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

If we are unable to manage our growth profitably after the acquisition is completed, our business and financial results could suffer.

        Our future financial results will depend in part on our ability to profitably manage our growth on a combined basis with Gichner. Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. If the integration-related expenses and capital expenditure requirements are greater than anticipated or if we are unable to manage our growth profitably after the acquisition, our financial condition and results of operations may suffer.

The announcement and pendency of the acquisition may cause disruptions in our and/or Gichner's business, which could have an adverse effect on our business, financial condition or results of operations.

        The announcement and pendency of the transaction could cause disruptions in the business of Gichner. Specifically:

  •
  current and prospective employees of Gichner may experience uncertainty about their future roles with Kratos, which might adversely affect the ability of Gichner to retain key personnel and attract new personnel;

  •
  current and prospective customers of Gichner may experience uncertainty about the ability of Gichner to meet their needs, which might cause customers to seek other suppliers for the products and services provided by Gichner; and

  •
  management's attention has been focused on the acquisition, which may divert management's attention from the core business of Gichner and other opportunities that could have been beneficial to Gichner.

        This could have an adverse effect on the business, financial condition or results of operations of Gichner prior to the completion of the acquisition and on us following consummation of the acquisition. These disruptions to Gichner's business could be exacerbated by a delay in the completion of the acquisition.

If the acquisition of Gichner is completed, we will become subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

        Following the acquisition, we will use hazardous materials common to the industry in which Gichner operates. We will be required to follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Toxic Substances Control Act. We could be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur significant other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customers' delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits and adversely affect our financial condition. Permits are required for our operations, and these permits are subject to renewal, modification and, in some cases, revocation.

        In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of hazardous substances or petroleum products on, under, or in its property, adjacent or nearby property, or offsite disposal locations, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. Gichner has incurred and is incurring currently, and we may incur in the future, liabilities under CERCLA and other environmental cleanup laws at our current or former facilities, adjacent or nearby properties or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. The presence of, or failure to remediate properly, hazardous substances or petroleum products may adversely affect the ability to sell or rent the property or to borrow funds using the property as collateral. Additionally, we may become subject to claims by third parties based on damages, including personal injury and property damage, and costs resulting from the disposal or release of hazardous substances into the environment.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Reserved

Item 5.    Other Information.

        On March 29, 2010, the U.S. District Court for the Southern District of California entered a Final Judgment and Order of Dismissal (the "Judgment") approving a proposed settlement of the previously disclosed shareholder derivative claims in In re Wireless Facilities, Inc. Derivative Litigation, Case No. 04-CV-1663 JAH (NLS), as described in Part II, Item 1 of this quarterly report and in Note 12 to our financial statements. The terms of settlement approved by the Judgment are contained in the Stipulation and Agreement of Settlement of Derivative Claims (the "Settlement Agreement") dated January 5, 2010, between the Company; Plaintiffs, including Federal Plaintiffs Rosario Pedicini and Michael Roth, and State Plaintiffs Mary Beth Joseph and Robert Casden, individually and on behalf of their successors, spouses, heirs, executors, administrators, and assigns, and on behalf of the Company; and Individual Defendants, including Masood Tayebi, Thomas A. Munro, Terry M. Ashwill, Daniel G. Stokely, Eric DeMarco, David A. Garrison, Frankie Farjood, Massih Tayebi, David Lee, William A. Owners, Bandel L. Carano, James R. Edwards, Scott Fox, Deanna H. Lund, Andrew M. Leitch, Laura Siegal, Naomi D. Whitacre, William Bradford Weller, George Wozencraft, William Mazilly, and the Specially Appearing Defendants Farzad Ghassemi, Gerogery Jacobsen, Scott I. Anderson, Scot Jarvis, and William Hoglund. The time to file a notice of appeal has expired and the Settlement Agreement has become effective.

        Under the terms of the Settlement Agreement, the Board has agreed to adopt certain corporate governance enhancements. The Company has already effectuated many of the Settlement Agreement's corporate governance measures, including re-instituting the Board's Nominating and Corporate Governance Committee and continuing to follow certain stock option related controls. In addition, among other things, these corporate governance enhancements require the Board to increase the size of the Board and appoint two independent directors within eighteen months from the Judgment becoming final and provide that the directors of the Company be elected by a majority vote. The Settlement Agreement also requires that certain former and current directors and employees forfeit certain shares of the Company's common stock and options to purchase the Company's common stock within 30 days of the date the Judgment becomes final.

        The above description of the material terms of the Settlement Agreement is qualified in its entirety by reference to the text of the Settlement Agreement, which is filed herewith as Exhibit 10.6 to this Form 10-Q.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
10.1	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc. (Sublessor) and Kratos Defense & Security Solutions, Inc. (Sublessee)	10-K	12/27/2009
10.2	Separation Agreement and General Release, dated as of December 31, 2009, by and between Kratos Defense & Security Solutions, Inc. and Howard Bates			*
10.3
	Credit Agreement, dated as of March 3, 2010, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, Bank of America, N.A., as Syndication Agent and Lender and the other financial institutions parties thereto with Keybanc Capital Markets and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Runners	8-K	3/8/2010
10.4	Payoff Letter (First Lien Credit Agreement), dated as of March 3, 2010, between Kratos Defense & Security Solutions, Inc. and KeyBank National Association as Administrative Agent	8-K	3/8/2010
10.5	Payoff Letter (Second Lien Credit Agreement), dated as of March 3, 2010, between Kratos Defense & Security Solutions, Inc. and KeyBank National Association as Administrative Agent	8-K	3/8/2010
10.6	Stipulation and Agreement of Settlement of Derivative Claims dated as of January 5, 2010			*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

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

Date: April 29, 2010