Form 10-Q
period 2010-06-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2010-08-06
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2010
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

         As of July 30, 2010 15,908,042 shares of the registrant's common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 27, 2010
INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 27, 2009	June 27, 2010
Assets
Current assets:
Cash and cash equivalents	$9.9	$43.4
Restricted cash	0.4	8.6
Accounts receivable, net	78.6	92.7
Inventoried costs, net of progress payments	1.9	23.9
Income taxes receivable	1.0	2.1
Prepaid expenses	2.2	12.3
Other current assets	4.8	3.0

Total current assets	98.8	186.0
Property and equipment, net	4.3	23.4
Goodwill	110.2	185.6
Other intangibles, net	26.5	69.4
Other assets	1.8	8.7

Total assets	$241.6	$473.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18.8	$27.8
Accrued expenses	9.0	22.2
Accrued compensation	15.7	18.3
Billings in excess of costs and earnings on uncompleted contracts	5.4	18.3
Current portion of long-term debt	4.5	1.0
Other current liabilities	8.3	13.9

Total current liabilities	61.7	101.5
Long-term debt, net of current portion	50.9	225.0
Other long-term liabilities	4.1	9.1

Total liabilities	116.7	335.6
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 27, 2009 and June 27, 2010 (liquidation preference $5.0 million at June 27, 2010)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 15,784,591 and 15,865,972 shares issued and outstanding at December 27, 2009 and June 27, 2010, respectively	—	—
Additional paid-in capital	523.0	524.7
Accumulated deficit	(398.1)	(387.2)

Total stockholders' equity	124.9	137.5

Total liabilities and stockholders' equity	$241.6	$473.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010
Service revenues	$85.4	$71.1	$164.6	$135.7
Product sales	5.2	28.0	8.6	32.1

Total revenues	90.6	99.1	173.2	167.8

Cost of service revenue	68.5	54.7	131.6	103.4
Cost of product sales	4.7	23.0	7.0	26.5

Total costs	73.2	77.7	138.6	129.9

Gross profit	17.4	21.4	34.6	37.9
Selling, general and administrative expenses	13.1	15.3	27.3	27.6
Merger and acquisition expenses	—	1.1	—	1.1
Research and development expenses	0.5	0.5	0.9	1.1
Impairment of goodwill	—	—	41.3	—

Operating income (loss) from continuing operations	3.8	4.5	(34.9)	8.1
Other income (expense):
Interest expense, net	(3.0)	(5.5)	(5.5)	(9.4)
Other income (expense), net	(0.2)	0.4	(0.2)	0.6

Total other expense, net	(3.2)	(5.1)	(5.7)	(8.8)

Income (loss) from continuing operations before income taxes	0.6	(0.6)	(40.6)	(0.7)
Provision (benefit) for income taxes from continuing operations	0.3	(11.7)	0.6	(11.4)

Income (loss) from continuing operations	0.3	11.1	(41.2)	10.7
Income (loss) from discontinued operations	(2.8)	(0.4)	(3.4)	0.2

Net income (loss)	$(2.5)	$10.7	$(44.6)	$10.9

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.69	$(3.19)	$0.67
Income (loss) from discontinued operations	(0.21)	(0.02)	(0.26)	0.01

Net income (loss) per common share:	$(0.19)	$0.67	$(3.45)	$0.68

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.68	$(3.19)	$0.65
Income (loss) from discontinued operations	(0.21)	(0.03)	(0.26)	0.01

Net income (loss) per common share:	$(0.19)	$0.65	$(3.45)	$0.66

Weighted average common shares outstanding:
Basic	13.1	16.0	12.9	16.0
Diluted	13.4	16.4	12.9	16.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended June 28, 2009	Six months ended June 27, 2010
Operating activities:
Net income (loss)	$(44.6)	$10.9
Less: Income (loss) from discontinued operations	(3.4)	0.2

Income (loss) from continuing operations	(41.2)	10.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	4.3	4.8
Deferred income taxes	—	(13.7)
Goodwill impairment charges	41.3	—
Stock-based compensation	0.7	1.0
Mark to market on swaps	0.2	(0.5)
Change in accrual for unused office space	0.6	—
Amortization of deferred financing costs	0.4	4.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6.9	0.9
Inventoried costs	(0.1)	2.2
Prepaid expenses and other assets	5.9	(4.1)
Accounts payable	2.1	—
Accrued compensation	(0.4)	2.7
Accrued expenses	(3.5)	(11.6)
Billings in excess of costs and earnings on uncompleted contracts	(1.1)	11.8
Income tax receivable and payable	0.5	(0.4)
Other liabilities	(3.3)	(1.5)

Net cash provided by operating activities from continuing operations	13.3	6.6

Investing activities:
Cash paid for contingent acquisition consideration	(3.0)	—
Cash paid for acquisitions, net of cash acquired	(1.0)	(132.9)
Payments on the disposition of discontinued operations	(1.1)	—
Other, net	(0.2)	(0.7)

Net cash used in investing activities from continuing operations	(5.3)	(133.6)

Financing activities:
Issuance of long-term debt	—	225.0
Borrowings under credit facility	2.0	61.9
Repayment under credit facility	(5.6)	(116.3)
Payments of subordinated debt	(2.1)	—
Debt issuance costs	—	(10.2)
Other	0.1	0.6

Net cash provided by (used in) financing activities from continuing operations	(5.6)	161.0

Net cash flows of continuing operations	2.4	34.0
Net operating cash flows of discontinued operations	(2.1)	(0.5)

Net increase in cash and cash equivalents	0.3	33.5
Cash and cash equivalents at beginning of period	3.7	9.9

Cash and cash equivalents at end of period	$4.0	$43.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

(a)   Basis of Presentation

        The information as of June 27, 2010 and for the three and six months ended June 27, 2010 and June 28, 2009 is unaudited. The condensed consolidated balance sheet as of December 27, 2009 was derived from the Company's audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. ("GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited annual consolidated financial statements for the year ended December 27, 2009, filed with the Company's Annual Report on Form 10-K with the U.S. Securities and Exchange Commission ("SEC") on March 11, 2010 (the "2009 Form 10-K"). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)   Principles of Consolidation

        The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all inter-company transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the "Company."

(c)   Fiscal Year

        The Company has a 52/53 week fiscal year ending on the last Sunday of the year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The three and six month periods ended June 27, 2010 and June 28, 2009 consisted of 13 and 26 week periods, respectively. There are 52 calendar weeks in the fiscal years ending on December 26, 2010 and December 27, 2009.

(d)   Reverse Stock Split

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

(e)   Inventoried costs

        Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out ("FIFO") method and is applied consistently within an operating entity. Inventoried costs primarily relate to work in process under fixed-price contracts using costs as the basis of the percentage-of-completion calculation under the units produced method of revenue recognition. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead and production tooling costs. Pursuant to contract provisions of U.S. government contracts, such

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

customers may have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. We reflect those advances and payments as an offset against the related inventory balances.

        The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company's review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

(f)    Accounting Policies

        There have been no changes in the Company's significant accounting policies for the three and six month periods ended June 27, 2010 as compared to the significant accounting policies described in the 2009 Form 10-K, with the following exceptions:

        In accounting for the Company's long-term contracts for production of products provided to the federal government, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of ASC Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC Topic 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company's adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

        Other new accounting pronouncements issued or effective during the period ended June 27, 2010 have not had or are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

(g)   Reclassifications

        Certain amounts in the June 28, 2009 condensed balance sheets and condensed consolidated statement of cash flows have been reclassified to conform to the June 27, 2010 presentation.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

(h)   Concentrations and Uncertainties

        The Company maintains cash balances at various financial institutions and such balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

        Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company's billed and unbilled accounts receivable. The Company's accounts receivable result from sales to customers within the federal government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer's financial condition and collateral is not required. The accounts receivable are recorded at the invoiced amount and do not bear interest. See Note 12 for a discussion of our significant customers.

        On May 19, 2010, the Company issued 10% Senior Secured Notes in the aggregate principal amount of $225.0 million (the "Original Notes") in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), of which $133.0 million was used to finance the acquisition of Gichner Holdings, Inc. ("Gichner") (See Note 2). As of June 27, 2010, the principal amount of $225.0 million is outstanding under the Original Notes. The Original Notes mature on June 1, 2017 and accrue interest at the rate of 10% per annum which is due and payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing on December 1, 2010. In addition, the Company has $25.0 million available under a new senior secured revolving credit agreement. See Note 9 for a complete description of the Original Notes and revolving Credit Facility.

        The Company intends to fund its cash requirements with cash flows from operating activities and borrowings under its existing revolving credit facility, and management believes these sources of liquidity should be sufficient to meet the Company's cash needs for at least the next 12 months. The Company's quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to its control. If the conditions in its industry deteriorate or its customers cancel or postpone projects or if the Company is unable to sufficiently increase its revenues or further reduce its expenses, the Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

Note 2. Acquisitions

        On May 19, 2010, the Company acquired 100% of the voting equity interests of Gichner, headquartered in Dallastown, Pennsylvania, pursuant to the Stock Purchase Agreement, dated as of April 12, 2010 (the "Purchase Agreement"), by and between the Company and the stockholders of Gichner, in a cash for stock transaction valued at approximately $133.0 million (the "Gichner Transaction"). Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a leading manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the Department of Defense and leading defense system providers. Representative programs for which Gichner provides products

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Acquisitions (Continued)

and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ-7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicle Tactical Combat Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform. Gichner is part of the Kratos Government Solutions segment.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand our strengths in the areas of weapons system sustainment, C5ISR, military preset/reset and foreign military sales. It will also enable the Company to realize significant cross selling opportunities, pursue new and larger contracts and increase its sales of higher margin, fixed price products.

        Upon completion of the Gichner Transaction, the Company deposited $8.1 million of the purchase price into an escrow account as security for Gichner's indemnification obligations as set forth in the Purchase Agreement. In addition, the Purchase Agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the purchase agreement) exceeds $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.1 million. The estimated adjustment to the purchase price cannot be estimated as the Company and Gichner have not yet agreed as to whether any working capital adjustments may be necessary.

        Gichner provided its initial estimate of working capital which indicated no working capital adjustment was required. The final working capital calculation is due to the Company within ninety days of closing. The Company has not yet received this calculation and expects to receive it within the measurement period under ASC Topic 805.

        The Gichner Transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the Gichner Transaction (in millions):

Cash	$0.1
Accounts receivable, net	15.2
Inventoried costs, net of progress payments	24.2
Current deferred tax assets	2.3
Other current assets	5.0
Property and equipment, net	19.0
Intangible assets	46.3
Goodwill	75.4
Other assets	6.6

Total assets	194.1
Current liabilities	(40.6)
Deferred tax liabilities	(18.5)
Other liabilities	(2.0)

Net assets acquired	$133.0

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Acquisitions (Continued)

        The goodwill recorded in this transaction is not tax deductible.

        As of the merger date, the expected fair value of accounts receivable approximated the historical cost. The gross contractual receivable was $15.6 million, of which $0.4 million is not expected to be collectable.

        Gichner has two primary areas of contingent liabilities: environmental and uncertain tax liabilities. Additionally, Gichner is involved in various commercial disputes and employment matters. The majority of the contingent liabilities will ultimately be recorded at fair value in the allocation of acquired assets and liabilities or purchase price, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting; however certain environmental matters that are inherently legal contingencies in nature are recorded at the probable and estimable amount. As of the acquisition date approximately $0.1 million has been recorded for probable and estimable environmental and employment litigation.

        In accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"), the allocation of the purchase price is subject to adjustment during the measurement period after the closing date (May 19, 2010), when additional information on assets and liability valuations becomes available. Due to the proximity of the closing date to quarter-end, the Company has not finalized its valuation of certain assets and liabilities recorded pursuant to the acquisition including intangible assets, environmental liabilities and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statement of operations.

Intangible Assets

        The following table summarizes the fair value of identifiable intangible assets acquired (in millions).

	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$14.4	9.1
Funded backlog	2.4	1.0
Technical know-how	19.0	10.0
Favorable operating lease	1.8	11.3
Trade names	8.7	Indefinite

Total	$46.3

Impact of Acquisition on Quarterly Financials

        The Company has consolidated the results of Gichner for the period of control, or May 20, 2010 through June 27, 2010, with its own financial results for the quarter. The impact from the inclusion of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Acquisitions (Continued)

such operating results with the Company's condensed consolidated statement of operations for the three months ended June 27, 2010 includes $20.0 million of revenue, $4.1 million of gross profit and $2.1 million in net income.

        The following table summarizes the supplemental statement of operations information on an unaudited pro forma basis as if the acquisition of Gichner had occurred on December 29, 2008, and includes adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period, and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010
Pro forma revenues	$125.2	$118.9	$238.0	$237.5
Pro forma net income (loss)	(1.2)	2.8	(44.4)	3.2
Basic pro forma net income (loss) per share	$(0.09)	$0.18	$(3.47)	$0.20
Diluted pro forma net income (loss) per share	$(0.09)	$0.17	$(3.47)	$0.20

        The pro forma financial information reflects additional amortization of $0.7 million for the three months ended June 27, 2010, $1.2 million for the three months ended June 28, 2009, $2.0 million for the six months ended June 27, 2010, and $2.5 million for the six months ended June 28, 2009 associated with intangible assets of $37.6 million valued as of May 19, 2010. The pro forma financial information also reflects additional incremental interest expense and deferred financing fee amortization of $0.5 million for the three months ended June 27, 2010, $2.6 million for the three months ended June 28, 2009, $2.5 million for the six months ended June 27, 2010 and $5.7 million for the six months ended June 28, 2009. The pro forma adjustments also include the tax effect of the increased interest expense and deferred financing amortization of $0.6 million for the three months ended June 27, 2010, $1.0 million for the three months ended June 28, 2009, $1.7 million for the six months ended June 27, 2010 and $1.8 for the six months ended June 28, 2009.

        The pro forma results for the three and six month period ended June 27, 2010 include $8.8 million of acquisition related expenses incurred by both Kratos and Gichner.

Note 3. Goodwill and Other Intangible Assets

Goodwill

        The Company performs its annual impairment test for goodwill in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other ("ASC Topic 350") as of the last day of the fiscal year or when evidence of potential impairment exists.

        The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Goodwill and Other Intangible Assets (Continued)

determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For the annual and, if necessary, interim impairment assessment the Company identified its reporting units to be its operating segments which are Kratos Government Solutions and Public Safety and Security.

        The Company's testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by ASC Topic 820). The Company also considers its market capitalization based upon an average of the stock price prior to and subsequent to the date the analysis is performed and reconciles the fair value of the Company's reporting units to the Company's market capitalization assuming a control premium. If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and ASC Topic 350 prescribes the approach for determining the impairment amount, if any.

        Given the significant decline in the stock market in general and specifically the Company's stock price and market capitalization in 2009, which declined 39% from an average stock price of $12.90 as of December 28, 2008 to $7.80 as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with ASC Topic 350 as of February 28, 2009. The test indicated that the book value for the Kratos Government Solutions segment exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in the Kratos Government Solutions segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company's average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company's forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The Company reconciles the fair value of its reporting units, which is calculated using the income approach to the Company's market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which is based upon an estimated market participant weighted average cost of capital increased 300 basis points from 14% in the Company's year-end impairment test in 2008 as compared to 17% in the Company's 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that was recorded in the first quarter of 2009.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the six month period ended June 27, 2010 is as follows:

	Public Safety & Security	Government Solutions	Total
Balance as of December 27, 2009
Goodwill	$—	$110.2	$110.2
Additions due to business combinations	—	75.4	75.4

Balance as of June 27, 2010	$—	$185.6	$185.6

        Goodwill of $43.1 million was impaired during the first half of 2009 and there was no impairment of goodwill during the first half of 2010. The accumulated impairment losses as of December 27, 2009 and June 27, 2010 were $165.4 million; $147.1 million associated with our Kratos Government Solutions segment and $18.3 million associated with our Public Safety and Security segment.

Purchased Intangible Assets

        The following table sets forth information for finite-life intangible assets subject to amortization (in millions):

	As of December 27, 2009			As of June 27, 2010
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$22.1	$(6.5)	$15.6	$36.5	$(7.9)	$28.6
Contracts and backlog	17.4	(9.8)	7.6	19.7	(11.4)	8.3
Developed technology and technical know-how	3.1	(0.5)	2.6	22.1	(0.8)	21.3
Favorable operating lease	—	—	—	1.8	—	1.8
Trade names	1.3	(0.6)	0.7	1.3	(0.6)	0.7

Total	$43.9	$(17.4)	$26.5	$81.4	$(20.7)	$60.7

        Consolidated amortization expense related to intangible assets subject to amortization was $2.0 million and $1.4 million for the three months ended June 27, 2010 and June 28, 2009, respectively, and $3.3 million and $2.9 million for the six months ended June 27, 2010 and June 28, 2009, respectively.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Inventoried Costs

        Inventoried costs consisted of the following components (in millions):

	December 27, 2009	June 27, 2010
Raw materials	$—	$14.4
Production costs of contracts in process	—	13.4
Finished goods	—	0.6

	—	28.4
Less customer advances and progress payments	—	(7.0)

	—	21.4
Supplies	1.9	2.5

Total inventoried costs	$1.9	$23.9

Note 5. Stockholders' Equity

        A summary of the changes in Stockholders' Equity for the periods ended June 28, 2009 and June 27, 2010 is provided below (in millions):

	Six Months Ended June 28, 2009	Six Months Ended June 27, 2010
Stockholders' equity at beginning of period	$146.9	$124.9
Stock-based compensation	0.7	1.0
Acquisition adjustment	(0.2)	—
ESPP Plan and RSU settlement in cash	0.1	0.3
Exercise of stock options/warrants	—	0.4
Net income (loss)	(44.6)	10.9

Stockholders' equity at end of period	$102.9	$137.5

        The Company has two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock for the three and six months ended June 28, 2009 and June 27, 2010. Common stock issued by the Company for the six months ended June 28, 2009, and June 27, 2010, was as follows (in millions):

	Six Months Ended June 28, 2009	Six Months Ended June 27, 2010
Shares outstanding at beginning of the period	12.8	15.8
Stock issued for employee stock purchase plan, stock options and RSUs exercised	—	0.1
Common stock issued for acquisitions	0.2	—

Shares outstanding at end of the period	13.0	15.9

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Net Income (Loss) Per Common Share

        The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share ("ASC Topic 260"). Under ASC Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities (in millions).

        Components of basic and diluted earnings per share were as follows:

	For the Three Months Ended		For the Six Months Ended
(In millions, except earnings per share)	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010
Net income (loss) from continuing operations available for common shareholders(A)	$0.3	$11.1	$(41.2)	$10.7

Weighted average outstanding shares of common stock(B)	13.1	16.0	12.9	16.0
Dilutive effect of employee stock options and awards	0.2	0.3	—	0.3
Dilutive effect of contingently issuable shares	0.1	0.1	—	0.1

	13.4	16.4	12.9	16.4

Earnings per share:
Basic(A/B)	$0.02	$0.69	$(3.19)	$0.67
Diluted(A/C)	$0.02	$0.68	$(3.19)	$0.65

        The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010
Shares from stock options and awards	1.7	1.4	1.7	1.4
Shares from preferred stock	—	—	0.1	—
Shares of contingently issuable common stock	—	—	0.1	—
Shares of common stock from convertible debt	0.1	—	0.1	0.1

Note 7. Income Taxes

        As of December 27, 2009, the Company had $12.6 million of unrecognized tax benefits that if recognized would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance. During the six months ended June 27, 2010, this amount was reduced by $0.5 million relating to the expiration of statutes of limitations. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations for $0.5 million.

        During the second quarter of 2010, the unrecognized tax benefits of Gichner of $0.4 million were recorded, resulting in unrecognized tax benefits at June 27, 2010 of $12.5 million. The increase in unrecognized tax benefits was recorded as an adjustment to goodwill. The Gichner unrecognized tax benefits are related to various state tax issues.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Income Taxes (Continued)

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There were no material expense amounts recorded during the three and six month periods ended June 28, 2009 and June 27, 2010, respectively. As a result of the Gichner acquisition, a $0.1 million liability for cumulative interest and penalties was recorded with a corresponding increase to goodwill. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.2 and $0.3 million for the six month periods ended June 28, 2009 and June 27, 2010, respectively. No benefit for interest and penalties related to the reversal of prior positions was recorded for the three month periods ended June 28, 2009 and June 27, 2010, respectively.

        The Company believes that it is reasonably possible that as much as $3.0 million of the liabilities for uncertain tax positions will expire within 12 months of June 27, 2010 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

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

        In connection with the Company's acquisition of Gichner, the Company recorded the acquired assets and liabilities at their respective fair market value. For financial statement purposes, the Company increased the historic basis of the Gichner assets by approximately $46.3 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Gichner. In accordance with ASC Topic 805, the Company established deferred tax liabilities of approximately $16.2 million for the increase in the financial statement basis of the acquired assets of Gichner. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets and recognized an income tax benefit of $12.2 million for the six months ended June 27, 2010.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Income Taxes (Continued)

        A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and six months ended June 28, 2009 and June 27, 2010 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010
Income tax expense (benefit) at federal statutory rate	$0.5	$(0.2)	$(14.2)	$(0.2)
State taxes, net of federal tax benefit and valuation allowance	0.3	0.5	0.6	0.8
Nondeductible goodwill impairment charges	(0.1)	—	14.4	—
Nondeductible expenses and other	—	0.4	0.1	0.4
Release of valuation allowance due to Gichner acquisition	—	(12.2)	—	(12.2)
Decrease in federal valuation allowance	(0.4)	(0.2)	(0.3)	(0.2)

Total	$0.3	$(11.7)	$0.6	$(11.4)

        Federal and state income tax laws impose restrictions on the utilization of net operating loss ("NOL") and tax credit carryforwards in the event that an "ownership change" occurs for tax purposes, as defined by Section 382 ("Section 382") of the Internal Revenue Code (the "Code"). In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Services ("IRS") in the month of the ownership change or the two preceding months. As of June 27, 2010, we believe that an "ownership change" had occurred which will limit the utilization of the loss carryforwards. We are currently evaluating the extent of the limitation on our annual utilization of the net operating loss carryforwards. Any potential limitation would not impact the income tax provision for the quarter ended June 27, 2010. In addition, future equity offerings on acquisitions that have equity as a component of the purchase price could result in an "ownership change". If and when an "ownership change" occurs, utilization of the net operating loss or other tax attributes may be further limited.

Note 8. Discontinued Operations

        On July 7, 2007, the Company entered into a definitive agreement with an affiliate of Platinum Equity to sell the Company's wireless deployment business. Total consideration for the acquisition was $24.0 million including $18.0 million in cash at closing, subject to post closing working capital adjustments, and an aggregate of $6.0 million in a three-year earn-out arrangement through 2010.

        On July 16, 2008, the Company came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement was terminated. Payments of $1.0 million were made in each of August and September of 2008, with an additional $0.5 million paid in December 2008. In March of 2009, the Company paid $1.5 million of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Discontinued Operations (Continued)

the working capital adjustment. On August 4, 2009, the Company paid $1.3 million in full settlement of all amounts due to Platinum Equity.

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national security and public security businesses. In accordance with ASC Topic 205, Presentation of Financial Statements ("ASC Topic 205"), these business units were classified as held for sale and reported in discontinued operations. In the quarter ended March 29, 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

        In addition, the plan to sell these businesses included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.6 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying condensed consolidated financial statements. As of June 27, 2010, approximately $1.5 million of severance costs and $0.5 million of facilities costs have been paid. The remaining liabilities for severance and facilities are $0.4 million and $0.1 million, respectively, and are included in other current liabilities in the condensed consolidated balance sheet. The following table shows a reconciliation of the beginning accrual to the remaining balance as of June 27, 2010 (in millions):

	Severance	Lease Termination	Total
Original accrual recorded in 2008	$2.0	$0.6	$2.6
Payments in 2008	(0.2)	(0.4)	(0.6)
Payments in 2009	(0.9)	(0.1)	(1.0)
Payments in 2010	(0.4)	—	(0.4)
Adjustments	(0.1)	—	(0.1)

Balance June 27, 2010	$0.4	$0.1	$0.5

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the Company's Public Safety and Security segment, the Company's Board of Directors approved a plan to sell and dispose of the Southeast division. In accordance with ASC Topic 205, this business unit was classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 related to management's estimate of the fair value of the business.

        On August 2, 2010, the Company divested its Southeast division of the Company's Public Safety and Security segment for approximately $0.1 million cash consideration and the assumption of certain liabilities. The Company has recorded an additional impairment charge of approximately $0.2 million in the second quarter 2010 condensed consolidated statement of operations to reflect the terms of the sale.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. Discontinued Operations (Continued)

        The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010
Revenue	$1.3	$0.8	$2.6	$1.9
Net loss before taxes	(2.6)	(0.4)	(3.8)	(0.6)
Provision (benefit) for income taxes	0.2	—	(0.4)	(0.8)
Net income (loss) after taxes	$(2.8)	$(0.4)	$(3.4)	$0.2

        The benefit for income taxes for the six months ended June 28, 2009 and June 27, 2010 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to our discontinued wireless services business.

        The following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 27, 2009 and June 27, 2010 (in millions):

	December 27, 2009	June 27, 2010
Accounts receivable, net	$2.4	$0.9
Other current assets	(0.4)	—

Current assets of discontinued operations	$2.0	$0.9

Non-current assets of discontinued operations	$0.4	$—

Accounts payable	$0.5	$0.1
Accrued expenses	2.8	2.1
Unrecognized tax benefits	1.1	0.5
Other current liabilities	0.3	0.2

Current liabilities of discontinued operations	$4.7	$2.9

Non-current unrecognized tax benefits	$0.4	$0.2
Other non-current liabilities	0.2	—

Non-current liabilities of discontinued operations	$0.6	$0.2

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Debt

  May 2010 10% Senior Secured Note Offering

        On May 19, 2010, the Company issued the Original Notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. On July 12, 2010, the Company commenced an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes. In the exchange offer, the Company is offering to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act (the "Exchange Notes"). The Exchange Notes will have substantially similar terms as the Original Notes, except that the Exchange Notes will have no transfer restrictions or registration rights. The expiration date of the exchange offer is August 11, 2010, unless it is extended by the Company. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. The Company will pay interest on the Exchange Notes semi-annually, in arrears, on June 1 and December 1 of each year, beginning December 1, 2010.

        The Exchange Notes are secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Exchange Notes have a first priority lien on substantially all assets of the Company and the guarantors, except accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Exchange Notes have a second priority lien to the $25.0 million revolving line of credit described below.

        On or after June 1, 2014, the Company may redeem some or all of the Exchange Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Exchange Notes at 110% of the aggregate principal amount of the Exchange Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Exchange Notes at any time prior to June 1, 2014, by paying a "make whole" premium, plus accrued and unpaid interest, if any, to the date of redemption.

$25 Million Credit Facility

        On May 19, 2010, the Company entered into the May 2010 Credit Agreement with KeyBank National Association ("KeyBank"), each of its subsidiaries, as guarantors, and the lenders party thereto, for a four year senior secured revolving credit facility in the amount of $25.0 million (the "Revolver"). The Revolver is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and intellectual property. On all other assets, the Revolver has a second priority lien to the Original Notes.

        The Revolver is available for four years and may be increased to $45.0 million. The increases in the Revolver are subject to the consent of KeyBank and compliance with covenants in the Original Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Debt (Continued)

base and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $25.0 million. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

        The Company may borrow funds under the Revolver at a base rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.25% to 2.0% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.25% to 4.0% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Revolver also has a commitment fee of 0.75% to 1.0%, depending on the average monthly revolving credit availability.

        Borrowings under the Revolver are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. The Revolver includes customary affirmative and negative covenants and events of default, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.25. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.

        As of June 27, 2010 the Company had no outstanding borrowings on the Revolver and $2.4 million in outstanding letters of credit resulting in net availability of $22.6 million. The Company was in compliance with the covenants contained in the Revolver as of June 27, 2010.

  $60 Million Credit Facility

        Prior to May 19, 2010, the Company had a revolving credit facility (the "Second Credit Facility") with KeyBank, as administrative agent and lender, in the aggregate principal amount of $60.0 million, which was secured by the assets of the Company and its subsidiaries. The Second Credit Facility was entered into on March 3, 2010 and was comprised of a (i) $35.0 million term loan facility and (ii) $25.0 million revolving line of credit. Bank of America, N.A., was syndication agent and lender, and KeyBanc Capital Markets and Banc of America acted as co-lead arrangers and book runners. All loans under the credit facility had an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 2.0% to 4.5% and a margin of 0.5% to 4.25% on the revolving line of credit. All rates were subject to a LIBOR floor of 2.75% and a "prime rate" floor of 5.25%. On May 19, 2010 the outstanding balance of $54.5 million was paid in full. As a result of the refinance, the Company recorded an interest charge of approximately $1.7 million in the second quarter of 2010 relating to the write-off of previously deferred financing costs.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Debt (Continued)

  $85 Million Credit Facility

        Prior to March 3, 2010, the Company had a credit facility of $85.0 million with KeyBank, as administrative agent (the "First Credit Facility"). This First Credit Facility provided for (i) two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million and (ii) a first lien $25.0 million revolving line of credit. The First Credit Facility was secured by the assets of the Company and its subsidiaries. KeyBank held the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), held the first lien term note. All loans under the First Credit Facility had an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates were subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        On March 3, 2010 the outstanding balance of $55.4 million was paid in full as a result of the refinance described above. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term loan under the First Credit Facility held by Silverpoint, at par, with no prepayment penalties, pursuant to the Settlement Agreement that the Company entered into with Silverpoint in October 2009. As a result of the refinance, the Company recorded an interest charge of approximately $2.2 million in the first quarter of 2010 relating to the write-off of previously deferred financing costs.

  Notes Acquired in Acquisition of SYS

        As of June 27, 2010, the Company had outstanding convertible notes payable totaling $950,000 which were acquired as a result of the SYS acquisition and are due on August 14, 2010, $25,000 of which is payable to a related party. The balance of the outstanding notes is $950,000 and is potentially convertible into common stock of Kratos at $10.20 per share or approximately 93,137 shares.

Note 10. Fair Value Measurements

        ASC Topic 820 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

        The fair value hierarchy established in ASC Topic 820 prioritizes the inputs used in valuation techniques into three levels as follows:

        Level 1—Observable inputs—quoted prices in active markets for identical assets and liabilities;

        Level 2—Observable inputs other than the quoted prices in active markets for identical assets and liabilities—includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Fair Value Measurements (Continued)

        Level 3—Unobservable inputs—includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

        The following table presents assets and liabilities measured and recorded at fair value on the Company's condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 27, 2009 and June, 27, 2010:

Derivative Liabilities (Interest Rate Swaps)

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 27, 2009	$1.4	$—	$1.4	$—
June 27, 2010	$0.8	$—	$0.8	$—

        The significant Level 2 observable inputs utilized to value the Company's interest rate swaps are based upon the terminal value of the swaps. The terminal value of the interest rate swaps is calculated by comparing the fixed rate on the swap to the rate that would be received by entering into an identical swap at the rates in effect at the time of termination. The difference in these two rates (in %) is then multiplied by the notional amount of the swap in each remaining period and discounted to present value. The major inputs utilized in the terminal value calculation are valuation date, original swap rate, replacement swap rate, and discount rate. The terminal value calculations are validated with the use of quotes on similar financial instruments from a nationally recognized financial reporting service.

        The carrying value of the interest rate swaps is classified as other current liabilities as of June 27, 2010 and long term liabilities as of December 27, 2009 in the condensed consolidated balance sheet. Mark to market adjustments for the interest rate swaps are recorded in other income (expense), net in the condensed consolidated statements of operations.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not measured at fair value on a recurring basis at December 27, 2009 and June 27, 2010 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 27, 2009 and June 27, 2010.

	December 27, 2009		June 27, 2010
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$55.4	$54.1	$225.0	$225.0

        Long-Term Debt—the fair value of the long-term debt was calculated using present value techniques based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements and the Company's current scheduled principal payments (Level 2, Significant other observable inputs).

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Derivatives

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

        The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company's intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that the Company considers highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of outstanding interest rate swap contracts at June 27, 2010 was $45.0 million.

        The Company's derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the Company's Prior Credit Facility in March 2008. The effect of marking the derivative instruments to market for the three and six months ended June 28, 2009 was expense of $0.0 million and $0.2 million, respectively, and for the three and six months ended June 27, 2010 was income of $0.2 million and $0.3 million, respectively; all of which is reflected in other income (expense) in the accompanying condensed consolidated statements of operations. The fair value of the Company's derivative liabilities as of December 27, 2009 and June 27, 2010 was $1.4 million and $0.8 million, respectively, and is carried in other long term liabilities and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 10 for further discussion on the fair value measurements related to the Company's derivative instruments.

Note 12. Significant Customers

        The following table presents our key customers for the periods presented and the percentage of net sales made to such customers (in millions):

	For the Three Months Ended				For the Six Months Ended
Key Customers	June 28, 2009		June 27, 2010		June 28, 2009		June 27, 2010
U.S. Navy	$31.0	34.2%	$18.1	18.3%	$56.9	32.9%	$34.7	20.7%
U.S. Army	18.3	20.2%	15.8	15.9%	36.7	21.2%	29.2	17.4%

        The customers are all part of the Kratos Government Services segment. The Company's top five customers accounted for approximately 64% of total revenue for the three and six months ended June 28, 2009, respectively, and for approximately 58% and 34% for the three and six months ended June 27, 2010, respectively. Total revenue from the federal government for the three and six months

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Significant Customers (Continued)

ended June 28, 2009 was $78.4 million and $149.7 million, respectively, and for the three and six months ended June 27, 2010 was $85.8 million and $144.1 million, respectively.

Note 13. Segment Information

        The Company operates in two principal business segments: Kratos Government Solutions and Public Safety and Security. The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item "Unallocated corporate income (expense), net" includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock units), the effects of items not considered part of management's evaluation of segment operating performance, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

        Revenues and operating income (loss) generated by the Company's current reporting segments for the three months ended June 28, 2009 and June 27, 2010 are as follows (in millions):

	Three months ended		Six months ended
	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010
Revenues:
Government Solutions	$83.2	$91.6	$157.6	$153.1
Public Safety & Security	7.4	7.5	15.6	14.7

Total revenues	$90.6	$99.1	$173.2	$167.8

Operating income (loss):
Kratos Government Solutions	$4.4	$6.6	$(32.7)	$10.6
Public Safety & Security	(0.4)	—	(0.8)	—
Unallocated corporate income (expense), net	(0.2)	(2.1)	(1.4)	(2.5)

Total operating income (loss)	$3.8	$4.5	$(34.9)	$8.1

        For the six months ended June 28, 2009, the operating loss of the KGS segment includes a non-cash charge of $41.3 million related to goodwill impairment.

	As of December 27, 2009	As of June 27, 2010
Assets:
Kratos Government Solutions	$217.8	$405.3
Public Safety & Security	9.4	8.6
Discontinued Operations	2.3	0.9
Corporate activities	12.1	58.3

Total assets	$241.6	$473.1

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Legal Matters

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the U.S. District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering ("IPO") violated Section 11 of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000. These complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the "IPO Cases").

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Legal Matters (Continued)

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

2004 and 2007 Derivative Securities Litigation

        In 2004, two derivative lawsuits were filed in the U.S. District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. Plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act Section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the court, the defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations contained in the original complaint and adding allegations regarding the Company's stock option granting practices. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the court took the motion under submission without oral argument. On February 26, 2008, the court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the court for certification and entry of final judgment of the court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, the plaintiffs filed a notice of appeal of the personal jurisdictional order. In light of the settlement of all derivative litigation, discussed below, the court stayed all other matters except as necessary to document and consummate the settlement. Similarly, the appellate court stayed all matters related to plaintiffs' notice of appeal of the personal jurisdictional order pending settlement.

        In August and September 2004, two virtually identical derivative lawsuits were filed in California Superior Court for San Diego County against certain of the Company's current and former officers and

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Legal Matters (Continued)

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

Other Litigation and Government Reviews and Investigations

        In addition to the foregoing matters, from time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition, operating results or cash flows.

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

        The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the 2009 Form 10-K, including the disclosures made in Item 1A "Risk Factors" and the audited consolidated financial statements and related notes included therein.

Overview

        We are one of the leading providers of mission-critical engineering, information technology services, strategic communications and warfighter products, solutions and services for customers primarily within the U.S. Department of Defense ("DoD"), U.S. intelligence agencies and other U.S. federal agencies. We believe we have particular expertise in providing products, solutions and services related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance ("C5ISR"); weapons systems sustainment; military weapon range operations; network engineering services; information assurance and cyber security solutions and security and surveillance systems. Our employees are strategically located throughout the U.S. and at key military installations, and a majority of our over 2,750 employees have national security clearances. These security clearances, along with our past performance qualifications, are a requirement for the majority of our contract vehicles and customer engagements.

        We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across our core service areas. Our primary customers include the U.S. Army, U.S. Navy, U.S. Air Force, other agencies under the DoD and other federal agencies. In addition, we provide services to various state and local governments as well as commercial customers. We believe our strong customer relationships provide for a diversified and stable contract base. We provide products, solutions and services for a wide range of established, deployed and operating national security platforms, including: Aegis Ballistic Missile Defense systems, Chaparral and Hawk missile systems, Kiowa AH-60 helicopters, DDG-1000 Zumwalt destroyers, attack and missile submarines, certain intelligence surveillance and reconnaissance systems and various unmanned systems.

        We also provide tactical combat vehicle shelters for C5ISR systems, weapon systems and warfighters. Our tactical military facilities and products include lightweight, high-strength enclosures for widely recognized military programs and platforms, as well as ruggedized and readily transported enclosures. Our product design approach focuses on highly engineered enclosures and facilities that have the flexibility to be modified to customer specifications. We routinely design, integrate and install components into our standard products, such as communication systems infrastructure, racks and cabinets and power distribution and lighting, among others.

        On May 19, 2010, we completed the offering of 10% Senior Secured Notes in the aggregate amount of $225.0 million (the "Original Notes") and our acquisition of Gichner, a privately held leading manufacturer, designer and integrator of customized tactical military products and facilities, subsystems and modular systems for the U.S. military and its allies, for a total purchase price of approximately $133.0 million in cash. Concurrent with the completion of the offering of the Original Notes, on May 19, 2010, we entered into a Credit and Security Agreement (the "May 2010 Credit Agreement") with certain lenders and with KeyBank National Association ("KeyBank"), as administrative agent, lead arranger and sole book runner, for a four year senior secured revolving credit facility in the amount of $25.0 million. See "Contractual Obligations and Commitments" for a further discussion of the Original Notes and the revolving credit facility.

  Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions and Public Safety and Security. We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Quarterly Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 13 of the notes to the condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

  Kratos Government Solutions ("KGS") Segment

        The KGS segment provides engineering, information technology and weapons systems to federal, state, and local government agencies, but primarily the DoD. Our work includes weapon systems sustainment, lifecycle support and extension; C5ISR services; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation, UAV products and technology, and advanced network engineering and information technology services; and public safety, security and surveillance systems integration. We produce products, solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and warfighter systems.

  Public Safety and Security ("PSS") Segment

        Our PSS segment provides independent integrated solutions for advanced homeland security, public safety, security and surveillance systems for government and commercial applications. Our solutions include designing, installing and servicing building technologies that protect people, assets, information and property and make facilities more secure and efficient. We provide solutions in such areas as access control, building automation and control, communications, digital and closed circuit television security and surveillance, fire and life safety, maintenance and services and product support services.

        We provide solutions for customers in the financial, information technology, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers. For example, we provide biometrics and other access control technologies to customers such as large data centers, government installations and other commercial enterprises.

        For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2009 Form 10-K.

        On September 10, 2009, we completed a 1-for-10 reverse split of our common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

        As of June 27, 2010, we consider the factors discussed below to be important to understanding our financial statements.

        KGS' business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the federal government and provided to our PSS customers under fixed price contracts, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of ASC Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

        We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to the Critical Accounting Principles and Estimates described in the 2009 Form 10-K. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Comparison of Results for the Three Months Ended June 28, 2009 to the Three Months Ended June 27, 2010

        Revenues.    Revenues increased $8.5 million from $90.6 million for the three months ended June 28, 2009 to $99.1 million for the three months ended June 27, 2010. This increase was primarily due to the acquisition of Gichner, which had revenues of $20.0 million partially offset by the planned reductions of lower margin pass through work and to a lesser extent expected reductions of small business set aside contract work and in-sourcing of our employees by the U.S. Government in the KGS segment. Revenues by operating segment for the three months ended June 28, 2009 and June 27, 2010 are as follows (in millions):

	2009	2010	$ change	% change
Kratos Government Solutions	$83.2	$91.6	$8.4	10.1%
Public Safety & Security	7.4	7.5	0.1	1.4%

Total revenues	$90.6	$99.1	$8.5	9.4%

        Product revenues increased $22.8 million from $5.2 million for the three months ended June 28, 2009 to $28.0 million for the three months ended June 27, 2010. This increase was primarily related to an air defense weapon system munitions contract we were awarded during the first quarter of 2010 and the acquisition of Gichner. Service revenue decreased by $14.3 million from $85.4 million for the three months ended June 28, 2009 to $71.1 million for the three months ended June 27, 2010 primarily related to the reductions discussed above.

        Cost of Revenues.    Cost of revenues increased from $73.2 million for the three months ended June 28, 2009 to $77.7 million for the three months ended June 27, 2010. The $4.5 million increase in cost of revenues was primarily a result of the acquisition of Gichner which had cost of revenues of $15.9 million offset by reductions in revenue in our KGS segment. Gross margin increased from 19.2% for the three months ended June 28, 2009 to 21.6% for the three months ended June 27, 2010 as a result of the mix of revenues and the reduction of lower margin work. Products were 5.7% of revenue for the three months ended June 28, 2009 as compared to 28.2% of revenue for the three months ended June 27, 2010. Margins on services increased for the three months ended June 28, 2009 as compared to June 27, 2010 from 19.8% to 23.1%, respectively, as a result of the planned reductions of lower margin pass through work. Margins on products increased for the three months ended June 28,

2009 as compared to June 27, 2010 from 9.6% to 17.8%, respectively, as a result of the Gichner acquisition. Margins in the PSS segment increased from 29.7% for the three months ended June 28, 2009 to 34.7% for the three months ended June 27, 2010 as a result of performance improvements.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased $2.2 million from $13.1 million for the three months ended June 28, 2009 to $15.3 million for the three months ended June 27, 2010. The increase was primarily a result of the acquisition of Gichner. As a percentage of revenues, SG&A increased from 14.5% to 15.4%. Excluding amortization of intangibles of $1.4 million for the three months ended June 28, 2009 and amortization of intangibles of $2.0 million for the three months ended June 27, 2010, SG&A increased slightly as a percentage of revenues from 12.9% to 13.4% for the three months ended June 28, 2009 and June 27, 2010, respectively.

        Merger and Acquisition Expenses.    Merger and acquisition expenses were $1.1 million for the three months ended June 27, 2010 primarily related to our acquisition of Gichner on May 19, 2010. We had no acquisition expenses for the three months ended June 28, 2009.

        Research and Development Expenses.    Research and development expenses were $0.5 million for the three months ended June 28, 2009 and $0.5 million for the three months ended June 27, 2010.

        Other Expense, Net.    Other expense, net increased from $3.2 million to $5.1 million for the three months ended June 28, 2009 and June 27, 2010, respectively. The increase in expense of $1.9 million is primarily related to an increase in interest expense of $2.5 million as a result of the write-off of deferred financing fees associated with a prior credit facility of $1.7 million and an increase in interest expense as a result of the $225.0 million offering of the Original Notes partially offset by a decrease of $0.6 million in other expense primarily related to the non-cash adjustments to mark our interest rate derivative to market.

        Provision (Benefit) for Income Taxes.    Income taxes changed from a provision of $0.3 million on income of $0.6 million before income taxes in the three months ended June 28, 2009 to a benefit of $11.7 million on a loss of $0.6 million before income taxes for the three months ended June 27, 2010. The provision for the three months ended June 28, 2009 was primarily due to current state taxes. The benefit for the three months ended June 27, 2010 was primarily related to the acquisition of Gichner. In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $16.2 million for the increase in the financial statement basis of the acquired assets of Gichner. As a result or our ability to recognize deferred tax assets for these deferred tax liabilities, we released valuation allowance against our deferred tax assets and recognized an income tax benefit of $12.2 million. This benefit was partially offset by current state taxes of $0.5 million.

        Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations improved from a loss of $2.8 million to a loss of $0.4 million for the three months ended June 28, 2009 and June 27, 2010, respectively. The loss of $0.4 million for the three months ended June 27, 2010 was primarily due to the impairment charge of $0.2 million to reflect the terms of the recent sale of our Southeast division of our PSS segment which occurred in August 2010 and operating losses for this division. Revenues generated by these businesses were approximately $1.3 million and $0.8 million for the three months ended June 28, 2009 and June 27, 2010, respectively. Excluding the impairment charge for both periods, loss before taxes was $2.6 million for the three months ended June 28, 2009 and $0.4 million for the three months ended June 27, 2010.

Comparison of Results for the Six Months Ended June 28, 2009 to the Six Months Ended June 27, 2010

        Revenues.    Revenues decreased $5.4 million from $173.2 million for the six months ended June 28, 2009 to $167.8 million for the six months ended June 27, 2010. This decrease was primarily due the planned reductions of lower margin pass through work and to a lesser extent reductions of small business set aside contract work and in-sourcing of our employees by the U.S. government in KGS segment partially offset by the acquisition of Gichner, which had revenues of $20.0 million. Revenues by operating segment for the six months ended June 28, 2009 and June 27, 2010 are as follows (in millions):

	2009	2010	$ change	% change
Kratos Government Solutions	$157.6	$153.1	$(4.5)	(2.9)%
Public Safety & Security	15.6	14.7	(0.9)	(5.8)%

Total revenues	$173.2	$167.8	$(5.4)	(3.1)%

        Product revenues increased $23.5 million from $8.6 million for the six months ended June 28, 2009 to $32.1 million for the six months ended June 27, 2010. This increase was primarily related to an air defense weapon system munitions contract we were awarded during the first quarter of 2010 and the acquisition of Gichner. Service revenue decreased by $28.9 million from $164.6 million for the six months ended June 28, 2009 to $135.7 million for the six months ended June 27, 2010 primarily related to the planned reductions discussed above.

        Cost of Revenues.    Cost of revenues decreased from $138.6 million for the six months ended June 28, 2009 to $129.9 million for the six months ended June 27, 2010. The $8.7 million decrease in cost of revenues was primarily a result of reductions in revenue in our KGS segment partially offset by the acquisition of Gichner which had cost of revenues of $15.9 million. Gross margin increased from 20.0% for the six months ended June 28, 2009 to 22.6% for the six months ended June 27, 2010. Products were 5.0% of revenue for the six months ended June 28, 2009 as compared to 19.1% of revenue for the six months ended June 27, 2010. Margins on services increased for the six months ended June 28, 2009 as compared to June 27, 2010 from 20.0% to 23.8%, respectively, as a result of the planned reductions of lower margin pass through work, and margins on products decreased for the six months ended June 28, 2009 as compared to June 27, 2010 from 18.6% to 17.4%, respectively, primarily as a result of the acquisition of Gichner. Margins in the PSS segment increased from 29.5% for the six months ended June 28, 2009 to 34.0% for the six months ended June 27, 2010 as a result of performance improvements.

        Selling, General and Administrative Expenses.    SG&A increased $0.3 million from $27.3 million for the six months ended June 28, 2009 to $27.6 million for the six months ended June 27, 2010. The increase was primarily a result of $1.7 million in SG&A expenses related to Gichner in the six months ended June 27, 2010 offset by non-recurring expenses in the six months ended June 28, 2009 of $0.6 million related to an accrual of unused office space and $0.3 million in expenses related to now completed government inquiries by the Department of Justice related to our historical stock option granting practices. As a percentage of revenues, SG&A increased slightly from 15.8% to 16.5%. Excluding amortization of intangibles of $2.9 million for the six months ended June 28, 2009 and amortization of intangibles of $3.3 million for the six months ended June 27, 2010, SG&A increased slightly as a percentage of revenues from 14.1% to 14.5% for the six months ended June 28, 2009 and June 27, 2010, respectively.

        Merger and Acquisition Expenses.    Merger and acquisition expenses were $1.1 million for the six months ended June 27, 2010 primarily related to our acquisition of Gichner on May 19, 2010. We had no acquisition expenses for the six months ended June 28, 2009.

        Research and Development Expenses.    Research and development expenses increased from $0.9 million for the six months ended June 28, 2009 to $1.1 million for the six months ended June 27, 2010.

        Impairment of Goodwill.    The impairment charge of $41.3 million for the six months ended June 28, 2009, was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we used the income approach and validated its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we performed our analysis. The average market price of our stock as of February 28, 2009 was $7.80 which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008 which had an average stock price of $12.90. We reconciled the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

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

        Other Expense, Net.    Other expense, net increased from $5.7 million to $8.8 million for the six months ended June 28, 2009 and June 27, 2010, respectively. The increase in expense of $3.1 million is primarily related to an increase in interest expense of $3.9 million as a result of the write-off of deferred financing fees associated with our prior credit facilities and an increase in interest expense as a result of the $225.0 million offering of the Original Notes partially offset by a decrease of $0.8 million in other expense primarily related to the non-cash charges to mark our interest rate derivative to market.

        Provision for Income Taxes.    Provision for income taxes decreased from a provision of $0.6 million on a loss of $40.6 million before income taxes for the six months ended June 28, 2009 to a benefit of $11.4 million on a loss before income taxes of $0.7 million for the six months ended June 27, 2010. The provision for the six months ended June 28, 2009 was primarily due to current state taxes. The benefit for the three months ended June 27, 2010 was primarily related to the acquisition of Gichner. In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $16.2 million for the increase in the financial statement basis of the acquired assets of Gichner. As a result or our ability to recognize deferred tax assets for these deferred tax liabilities, we released valuation allowances against our deferred tax assets and recognized an income tax benefit of $12.2 million. This benefit was partially offset by current state taxes of $0.8 million.

        Income (Loss) from Discontinued Operations.    Loss from discontinued operations improved from a loss of $3.4 million to income of $0.2 million for the six months ended June 28, 2009 and June 27, 2010, respectively. In 2009, $2.0 million of the loss was related to the impairment of assets related to the Southeast division of PSS recorded to reflect management's estimate of the fair value of this business. In 2010, the income was primarily due to a reduction in liabilities as a result of the final settlement of sales and use tax liabilities related to our discontinued wireless deployment business partially offset by losses in the Southeast division of PSS. Revenues generated by these businesses were approximately $2.6 million and $1.9 million for the six months ended June 28, 2009 and June 27, 2010, respectively. Excluding the impairment charge losses before taxes were $1.8 million for the six months ended June 28, 2009 and $0.4 million for the six months ended June 27, 2010. For the six months ended June 28, 209 and June 27, 2010, we recognized a tax benefit of $0.4 million and $0.8 million, respectively, primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies.

Backlog

        As of June 28, 2009 and June 27, 2010, our backlog was approximately $640 million and $680 million, respectively, of which $130 million was funded in 2009 and $252 million in 2010. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

        Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from government-wide acquisition contracts or General Services Administration schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts, based on our experience under such contracts and similar contracts. Unfunded backlog also includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.

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

        Management believes that year-to-year comparisons of backlog are not necessarily indicative of future revenues. The actual timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In addition, cancellation or adjustments to contracts may occur. Backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

Liquidity and Capital Resources

        We ended the second quarter of 2010 with a cash balance of $43.4 million, compared with a cash and cash equivalents balance of $9.9 million at the end of 2009. Our net debt increased by $137.1 million, from $45.5 million on December 27, 2009 to $182.6 million at June 27, 2010. This increase was the result of the offering of the Original Notes in the aggregate amount of $225.0 million, the proceeds of which were primarily used to (i) finance the acquisition of Gichner for a total purchase price of $133.0 million, (ii) refinance existing debt of $54.5 million under our senior secured credit facility with KeyBank and Bank of America Securities, LLC ("Bank of America"), and (iii) to provide additional cash for general corporate purposes. Concurrent with the completion of the offering of the Original Notes, we entered into the May 2010 Credit Agreement with certain lenders and with KeyBank, for a four year senior secured revolving credit facility in the amount of $25.0 million.

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

        A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six months ended June 28, 2009	Six months ended June 27, 2010
Net cash provided by operating activities of continuing operations	$13.3	$6.6

        Cash provided by operating activities from continuing operations for the six months ended June 27, 2010 decreased by $6.7 million from the six months ended June 28, 2009, primarily as a result of $1.3 million in transaction costs paid related to the Gichner acquisition and a reduction of cash received on collections of our accounts receivable of $6.0 million for the three months ended June 27, 2010 as compared to the six months ended June 28, 2009.

        Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Six months ended June 28, 2009	Six months ended June 27, 2010
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(1.0)	$(132.9)
Cash paid for contingent acquisition consideration	(3.0)	—
Payments from the disposition of discontinued operations	(1.1)	—
Other, net	(0.2)	(0.7)

Net cash used in investing activities from continuing operations	$(5.3)	$(133.6)

        On May 19, 2010, we purchased Gichner for $132.9 million net of cash acquired of $0.1 million. Cash paid for contingent acquisition consideration accounted for the most significant outlays for investing activities for the six months ended June 28, 2009 as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. During the six months ended June 28, 2009, we made the final holdback payment of $2.4 million for the MRC acquisition and the first holdback payment of $0.6 million related to the Haverstick acquisition. In addition, we paid $1.5 million to Platinum Equity related to the working capital adjustment for the sale of our domestic wireless business which was partially offset by proceeds of $0.4 million related to the sale of our discontinued SYS commercial businesses.

        Cash provided by (used in) financing activities from continuing operations is summarized as follows (in millions):

	Six months ended June 28, 2009	Six months ended June 27, 2010
Financing activities:
Proceeds from Senior Secured Notes	$—	$225.0
Debt issuance costs	—	(10.2)
Payments of subordinated debt	(2.1)	—
Borrowings under credit facility	2.0	61.9
Repayments under credit facility	(5.6)	(116.3)
Other	0.1	0.6

Net cash provided by (used in) financing activities from continuing operations	$(5.6)	$161.0

        During the six months ended June 27, 2010, cash provided by financing activities was primarily related to the proceeds from the offering of the Original Notes in the aggregate amount of $225.0 million, which proceeds were primarily used to finance the acquisition of Gichner and refinance our senior secured credit facility with KeyBank and Bank of America.

        During the six months ended June 28, 2009, cash used by financing activities was primarily related to payments of $2.1 million on the subordinated debt we assumed in the SYS acquisition and principal payments under the terms of our credit facility.

        Cash used in discontinued operations is summarized as follows (in millions):

	Six months ended June 28, 2009	Six months ended June 27, 2010
Net cash flows used in discontinued operations	$(2.1)	$(0.5)

        The cash flows used by discontinued operations decreased by $1.6 million primarily as a result of the use of cash by the SYS commercial businesses which were sold during the first quarter of 2009.

Contractual Obligations and Commitments

  May 2010 10% Senior Secured Note Offering

        On May 19, 2010, we issued the Original Notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. On July 12, 2010, we commenced an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes. In the exchange offer, we are offering to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act. The Exchange Notes will have substantially similar terms as the Original Notes, except that the Exchange Notes will have no transfer restrictions or registration rights. The expiration date of the exchange offer is August 11, 2010, unless it is extended by us. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. We will pay interest on the Exchange Notes semi-annually, in arrears, on June 1 and December 1 of each year, beginning December 1, 2010.

        The Exchange Notes are secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Exchange Notes have a first priority lien on substantially all assets of the Company and the guarantors, except accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Exchange Notes have a second priority lien to the $25.0 million revolving line of credit described below.

        On or after June 1, 2014, we may redeem some or all of the Exchange Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Exchange Notes at 110% of the aggregate principal amount of the Exchange Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Exchange Notes at any time prior to June 1, 2014, by paying a "make whole" premium, plus accrued and unpaid interest, if any, to the date of redemption.

  $25 Million Credit Facility

        On May 19, 2010, we entered into the May 2010 Credit Agreement with KeyBank, each of our subsidiaries, as guarantors, and the lenders party thereto, for a four year senior secured revolving credit facility in the amount of $25.0 million. The Revolver is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and intellectual property. On all other assets, the Revolver has a second priority lien to the Original Notes.

        The Revolver is available for four years and may be increased to $45.0 million. The increases in the Revolver are subject to the consent of KeyBank and compliance with covenants in the Original

Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $25.0 million. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, then we are required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

        The Company may borrow funds under the Revolver at a base rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.25% to 2.0% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.25% to 4.0% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Revolver also has a commitment fee of 0.75% to 1.0%, depending on the average monthly revolving credit availability.

        Borrowings under the Revolver are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. The Revolver includes customary affirmative and negative covenants and events of default, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.25. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.

        As of June 27, 2010 we had no outstanding borrowings on the Revolver and $2.4 million in outstanding letters of credit resulting in net availability of $22.6 million. We were in compliance with the covenants contained in the Revolver as of June 27, 2010.

  $60 Million Credit Facility

        Prior to May 19, 2010, we had a revolving credit facility with KeyBank, as administrative agent and lender, in the aggregate principal amount of $60.0 million, which was secured by the assets of the Company and its subsidiaries. This Second Credit Facility was entered into on March 3, 2010 and was comprised of (i) $35.0 million term loan facility and (ii) $25.0 million revolving line of credit. Bank of America, N.A., was syndication agent and lender, and KeyBanc Capital Markets and Banc of America acted as co-lead arrangers and book runners. All loans under the credit facility had an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 2.0% to 4.5% and a margin of 0.5% to 4.25% on the revolving line of credit. All rates were subject to a LIBOR floor of 2.75% and a "prime rate" floor of 5.25%. On May 19, 2010 the outstanding balance of $54.5 million was paid in full. As a result of the refinance, we recorded an interest charge of approximately $1.7 million in the second quarter of 2010 relating to the write-off of previously deferred financing costs.

  $85 Million Credit Facility

        Prior to March 3, 2010, we had a credit facility of $85.0 million with KeyBank, as administrative agent. This First Credit Facility provided for (i) two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million and (ii) a first lien $25.0 million revolving line of credit. The First Credit Facility was secured by the assets of the Company and its subsidiaries.

KeyBank held the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP ("Silverpoint"), held the first lien term note. All loans under the First Credit Facility had an interest rate equal to a base rate defined as a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate" plus a margin for the term loans of 6.5% to 7.5% and a margin of 1.0% to 3.25% on the revolving line of credit. All rates were subject to a LIBOR floor of 4.25% and a "prime rate" floor of 5.25%.

        On March 3, 2010 the outstanding balance of $55.4 million was paid in full as a result of the refinance described above. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term loan under the First Credit Facility held by Silverpoint, at par, with no prepayment penalties, pursuant to the Settlement Agreement that we entered into with Silverpoint in October 2009. As a result of the refinance, we recorded an interest charge of approximately $2.2 million in the first quarter of 2010 relating to the write-off of previously deferred financing costs.

  Notes Acquired in Acquisition of SYS

        As of June 27, 2010, we had outstanding convertible notes payable totaling $950,000 which were acquired as a result of the SYS acquisition and are due on August 14, 2010, $25,000 of which is payable to a related party. The balance of the outstanding notes is $950,000 and is potentially convertible into common stock of Kratos at $10.20 per share or approximately 93,137 shares.

Other Liquidity Matters

        At June 27, 2010, we had working capital of $84.5 million compared to $37.1 million at December 27, 2009. The increase was primarily due to the acquisition of Gichner and issuance of the Original Notes. We believe that our cash on hand, together with funds available under the Revolver and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months.

        We may also pursue business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Revolver, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

        As discussed in Part II, Item 1A, "Risk Factors" section of the 2009 Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control.

Critical Accounting Principles and Estimates

        The foregoing discussion of our financial condition and results of operations is based on the condensed consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        For the six months ended June 27, 2010 there have been no significant changes to our Critical Accounting Policies or Estimates compared to the significant accounting policies described in the 2009 Form 10-K, with the following exceptions:

        In accounting for the Company's long-term contracts for production of products provided to the federal government, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of ASC Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. The company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Recent Accounting Pronouncements

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC Topic 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

        Other new accounting pronouncements issued or effective during the period ended June 27, 2010 have not had or are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Exposure to market risk for changes in interest rates relates to our outstanding debt. At June 27, 2010, we had no debt outstanding that was subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under our Revolver discussed in Item 2 of this Report. Based on our current outstanding balances as a result of the refinancing in May 2010 a 1% change in the LIBOR rate would not impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to nonperformance on our prior credit facilities.

        Cash and cash equivalents as of June 27, 2010 were $43.4 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net loss for the six month period ended June 27, 2010.

Item 4.    Controls and Procedures

  Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2010.

  Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting during the six months ended June 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Contingencies

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the U.S. District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's IPO violated Section 11 of the Securities Act and Section 10(b) of the Exchange Act based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against the Issuers that conducted IPOs of their common stock in the late 1990s and 2000. These complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92.

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

2004 and 2007 Derivative Securities Litigation

        In 2004, two derivative lawsuits were filed in the U.S. District Court for the Southern District of California against certain of the Company's current and former officers and directors: Pedicini v. Wireless Facilities, Inc., Case 04CV1663; and Roth v. Wireless Facilities, Inc., Case 04CV1810. These actions were consolidated into a single action in In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH. Plaintiffs in these lawsuits assert claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, violation of Sarbanes Oxley Act Section 304, unjust enrichment and insider trading. The plaintiffs in these lawsuits seek unspecified damages and equitable and/or injunctive relief. The lead plaintiff filed a consolidated complaint on March 21, 2005. On May 3, 2005, the defendants filed motions to dismiss this action, to stay this action pending the resolution of the consolidated non-derivative securities case pending in the Southern District of California, and to dismiss the complaint against certain non-California resident defendants. Pursuant to a request by the court, the defendants' motions were withdrawn without prejudice pending a decision on defendants' motion to dismiss the complaint against the non-California resident defendants. On March 20, 2007, the court ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the federal derivative complaint. On March 27, 2007, plaintiffs filed an amended derivative complaint setting forth all of the same allegations contained in the original complaint and adding allegations regarding the Company's stock option granting practices. The amended complaint names all of the original defendants (including those dismissed for lack of jurisdiction) as well as nine new defendants. On July 2, 2007, the non-California resident defendants moved to dismiss the complaint for lack of personal jurisdiction. On October 17, 2007, the court took the motion under submission without oral argument. On February 26, 2008, the court again ruled that it lacked personal jurisdiction over five of the six non-California defendants and dismissed them from the amended federal derivative complaint. Plaintiffs subsequently moved the court for certification and entry of final judgment of the court's order dismissing the non-residents for lack of personal jurisdiction so that the plaintiffs may seek immediate appellate review of the matter. On July 10, 2008, the court granted plaintiffs' motion for certification, which was not opposed by defendants. On August 12, 2008, the plaintiffs filed a notice of appeal of the personal jurisdictional order. In light of the settlement of all derivative litigation, discussed below, the court stayed all other matters except as necessary to document and consummate the settlement. Similarly, the appellate court stayed all matters related to plaintiffs' notice of appeal of the personal jurisdictional order pending settlement.

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

Other Litigation and Government Reviews and Investigations

        In addition to the foregoing matters, from time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition, operating results or cash flows.

Item 1A.    Risk Factors

        While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of the 2009 Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in the 2009 Form 10-K, except as follows:

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        Federal and state income tax laws impose restrictions on the utilization of net operating loss ("NOL") and tax credit carryforwards in the event that an "ownership change" occurs for tax purposes, as defined by Section 382 of the Code. In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. We believe that an "ownership change" may have occurred which could limit the utilization of the loss carryforwards. We are currently evaluating the extent of the limitation on our annual utilization of the NOL carryforwards. Any potential limitation would not impact the income tax provision for the quarter ended June 27, 2010. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an "ownership change". If and when an "ownership change" occurs, utilization of the NOL or other tax attributes may be further limited.

Risks Related to the Acquisition of Gichner

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

We significantly increased our leverage in connection with our financing of our acquisition of Gichner.

        We incurred approximately $225.0 million of indebtedness in connection with our financing of our acquisition of Gichner. As a result of this indebtedness, our interest payment obligations will increase. The degree to which we will be leveraged could have adverse effects on our business, including the following:

  •
  it may make it difficult for us to satisfy our obligations under the Original Notes or the Exchange Notes and our other indebtedness and contractual and commercial commitments;

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

  •
  it may prevent us from raising the funds necessary to repurchase the Original Notes or the Exchange Notes tendered to us if there is a change of control, which would constitute a default under the indentures governing the Original Notes and the Exchange Notes and under our credit facility; and

  •
  it may decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

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

        Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on the Original Notes and the Exchange Notes and our other indebtedness.

        If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the Original Notes or the Exchange Notes. If the amounts outstanding under any outstanding indebtedness, were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

If we are unable to manage our growth profitably on a combined basis, our business and financial results could suffer.

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

We are subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

        As a result of the acquisition of Gichner, we will use hazardous materials common to the industry in which Gichner operates. We will be required to follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Toxic Substances Control Act. We could be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur significant other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customers' delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits and adversely affect our financial condition. Permits are required for our operations, and these permits are subject to renewal, modification and, in some cases, revocation.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Reserved

Item 5.    Other Information.

        None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01
3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Kratos Defense & Security Solutions, Inc.	8-K/A	06/05/02
3.4	Certificate of Designation of Series C Preferred Stock of Kratos Defense & Security Solutions, Inc.	8-K	12/17/04
3.5	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07
3.6	Certificate of Amended to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/09
3.7	Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	05/17/10
4.1
	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto)	8-K	05/25/10
10.1
	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/10
10.2	Security Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, and Wilmington Trust FSB, as Collateral Agent	8-K	05/25/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
10.3	Intercreditor Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Wilmington Trust FSB, as Indenture Agent and KeyBank National Association, as Credit Facility Agent	8-K	05/25/10
10.4
	Purchase Agreement, dated as of May 12, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/10
10.5
	Credit and Security Agreement, dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and Key Bank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent	8-K	05/25/10
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002			*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

*
Filed—Furnished Herewith

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

Date: August 5, 2010