Form 10-Q
period 2010-09-26
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2010-11-05
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 29, 2010 18,558,743 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 27, 2009	September 26, 2010
Assets
Current assets:
Cash and cash equivalents	$9.9	$51.3
Restricted cash	0.4	8.7
Accounts receivable, net	78.6	92.6
Inventoried costs, net of progress payments	1.9	25.7
Income taxes receivable	1.0	2.3
Prepaid expenses	2.2	10.1
Other current assets	4.8	4.9
Total current assets	98.8	195.6
Property and equipment, net	4.3	24.2
Goodwill	110.2	187.2
Other intangibles, net	26.5	70.0
Other assets	1.8	7.9
Total assets	$241.6	$484.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18.8	$30.9
Accrued expenses	9.0	18.9
Accrued compensation	15.7	22.2
Billings in excess of costs and earnings on uncompleted contracts	5.4	18.1
Current portion of long-term debt	4.5	—
Other current liabilities	8.3	13.0
Total current liabilities	61.7	103.1
Long-term debt, net of current portion	50.9	225.0
Other long-term liabilities	4.1	14.5
Total liabilities	116.7	342.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 27, 2009 and September 26, 2010 (liquidation preference $5.0 million at September 26, 2010)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 15,784,591 and 16,025,661 shares issued and outstanding at December 27, 2009 and September 26, 2010, respectively	—	—
Additional paid-in capital	523.0	526.3
Accumulated deficit	(398.1)	(384.0)
Total stockholders’ equity	124.9	142.3
Total liabilities and stockholders’ equity	$241.6	$484.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Service revenues	$77.8	$75.8	$242.4	$211.5
Product sales	8.3	44.1	16.9	76.2
Total revenues	86.1	119.9	259.3	287.7
Cost of service revenue	63.7	58.6	195.3	162.0
Cost of product sales	4.7	35.5	11.7	62.0
Total costs	68.4	94.1	207.0	224.0
Gross profit	17.7	25.8	52.3	63.7
Selling, general and administrative expenses	13.3	17.9	40.3	45.5
Recovery of legal fees in connection with litigation	(0.5)	(1.4)	(0.2)	(1.4)
Merger and acquisition expenses	—	0.4	—	1.5
Research and development expenses	0.4	0.5	1.3	1.6
Impairment of goodwill	—	—	41.3	—
Operating income (loss) from continuing operations	4.5	8.4	(30.4)	16.5
Other income (expense):
Interest expense, net	(2.2)	(6.4)	(7.7)	(15.8)
Other income (expense), net	—	0.2	(0.2)	0.8
Total other expense, net	(2.2)	(6.2)	(7.9)	(15.0)
Income (loss) from continuing operations before income taxes	2.3	2.2	(38.3)	1.5
Provision (benefit) for income taxes from continuing operations	(0.1)	(1.1)	0.5	(12.5)
Income (loss) from continuing operations	2.4	3.3	(38.8)	14.0
Income (loss) from discontinued operations	0.3	(0.1)	(3.1)	0.1
Net income (loss)	$2.7	$3.2	$(41.9)	$14.1
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.17	$0.21	$(2.94)	$0.87
Income (loss) from discontinued operations	0.02	(0.01)	(0.23)	0.01
Net income (loss) per common share	$0.19	$0.20	$(3.17)	$0.88
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.17	$0.20	$(2.94)	$0.85
Income (loss) from discontinued operations	0.02	(0.01)	(0.23)	0.01
Net income (loss) per common share	$0.19	$0.19	$(3.17)	$0.86
Weighted average common shares outstanding:
Basic	13.9	16.1	13.2	16.0
Diluted	14.2	16.3	13.2	16.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended September 27, 2009	Nine months ended September 26, 2010
Operating activities:
Net income (loss)	$(41.9)	$14.1
Less: Income (loss) from discontinued operations	(3.1)	0.1
Income (loss) from continuing operations	(38.8)	14.0
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	6.3	8.7
Deferred income taxes	—	(14.9)
Goodwill impairment charges	41.3	—
Stock-based compensation	1.1	1.4
Mark to market on swaps	0.2	(0.8)
Change in accrual for unused office space	0.6	—
Amortization of deferred financing costs	0.6	4.6
Derivative litigation settlement	(0.5)	—
Provision for doubtful accounts	0.4	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15.7	8.0
Inventoried costs	—	1.4
Prepaid expenses and other assets	5.5	(3.2)
Accounts payable	3.4	2.7
Accrued compensation	2.5	5.9
Accrued expenses	(5.3)	(8.6)
Billings in excess of costs and earnings on uncompleted contracts	(4.8)	8.1
Income tax receivable and payable	0.2	(0.6)
Other liabilities	(5.2)	(2.1)
Net cash provided by operating activities from continuing operations	23.2	24.7
Investing activities:
Cash paid for contingent acquisition consideration	(3.0)	—
Cash paid for acquisitions, net of cash acquired	(1.0)	(142.3)
Payments on the disposition of discontinued operations	(2.4)	—
Other, net	(0.3)	(1.4)
Net cash used in investing activities from continuing operations	(6.7)	(143.7)
Financing activities:
Issuance of long-term debt	—	225.0
Proceeds from the issuance of common stock	17.7	—
Borrowings under credit facility	5.0	61.9
Repayments under credit facility	(27.3)	(116.3)
Payments of subordinated debt	(2.1)	(0.5)
Debt issuance costs	—	(10.6)
Other	0.3	1.2
Net cash provided by (used in) financing activities from continuing operations	(6.4)	160.7
Net cash flows of continuing operations	10.1	41.7
Net operating cash flows of discontinued operations	(2.9)	(0.3)
Net increase in cash and cash equivalents	7.2	41.4
Cash and cash equivalents at beginning of period	3.7	9.9
Cash and cash equivalents at end of period	$10.9	$51.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

(a)                                  Basis of Presentation

The information as of September 26, 2010 and for the three and nine months ended September 26, 2010 and September 27, 2009 is unaudited. The condensed consolidated balance sheet as of December 27, 2009 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 27, 2009, filed with the Company’s Annual Report on Form 10-K with the U.S. Securities and Exchange Commission on March 11, 2010 (the “2009 Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)                                  Principles of Consolidation

The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all inter-company transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the “Company.”

(c)                                  Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The three and nine month periods ended September 26, 2010 and September 27, 2009 consisted of 13 and 39 week periods, respectively. There are 52 calendar weeks in the fiscal years ending on December 26, 2010 and December 27, 2009.

(d)                                  Inventoried costs

Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out method and is applied consistently within an operating entity. Inventoried costs primarily relate to work in process under fixed-price contracts using costs as the basis of the percentage-of-completion calculation under the units produced method of revenue recognition. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead and production tooling costs. Pursuant to contract provisions of U.S. government contracts, such customers may have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances.

The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company’s review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

(e)                                  Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine month periods ended September 26, 2010 as compared to the significant accounting policies described in the 2009 Form 10-K, with the following exceptions:

In accounting for the Company’s long-term contracts for production of products provided to the federal government, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC Topic 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

Other new accounting pronouncements issued or effective during the period ended September 26, 2010 have not had or are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

(f)                                    Reclassifications

Certain amounts in the December 27, 2009 condensed consolidated balance sheet and the September 27, 2009 condensed consolidated statement of cash flows have been reclassified to conform to the September 26, 2010 presentation.

(g)                                 Concentrations and Uncertainties

The Company maintains cash balances at various financial institutions and such balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s billed and unbilled accounts receivable. The Company’s accounts receivable result from sales to customers within the federal government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer’s financial condition and collateral is not required. Accounts receivable are recorded at the invoiced amount and do not bear interest. See Note 12 for a discussion of the Company’s significant customers.

On May 19, 2010, the Company issued 10% Senior Secured Notes in the aggregate principal amount of $225.0 million (the “Original Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), of which $133.0 million was used to finance the acquisition of Gichner Holdings, Inc. (“Gichner”) (See Note 2). On August 11, 2010, the Company completed an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes. In the exchange offer, the Company offered to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act (the “Exchange Notes”). The Exchange Notes have substantially similar terms as the Original Notes, except that the Exchange Notes do not have transfer restrictions or registration rights. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. The Company will pay interest on the Exchange Notes semi-annually, in arrears, on June 1 and December 1 of each year, beginning December 1, 2010.  As of September 26, 2010, the principal amount of $225.0 million is outstanding under the Exchange Notes. In addition, the Company has $25.0 million available under a new senior secured revolving credit agreement. See Note 9 for a complete description of the Exchange Notes and revolving Credit Facility.

The Company intends to fund its cash requirements with cash flows from operating activities and borrowings under its existing revolving credit facility, and management believes these sources of liquidity should be sufficient to meet the Company’s cash needs for at least the next 12 months. The Company’s quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to its control. If the conditions in its industry deteriorate or its customers cancel or postpone projects or if the Company is unable to sufficiently increase its revenues or further reduce its expenses, the Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

Note 2. Acquisitions

Acquisition of Gichner Holdings, Inc.

On May 19, 2010, the Company acquired 100% of the voting equity interests of Gichner Holdings, Inc. (“Gichner”), headquartered in Dallastown, Pennsylvania, pursuant to the Stock Purchase Agreement, dated as of April 12, 2010 (the “Purchase Agreement”), by and between the Company and the stockholders of Gichner, in a cash for stock transaction valued at approximately $133.0 million (the “Gichner Transaction”). Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the Department of Defense and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ-7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicle Tactical Combat Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform. Gichner is part of the Kratos Government Solutions (“KGS”) segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of weapons system sustainment, C5ISR, military preset/reset and foreign military sales. It will also enable the Company to realize significant cross selling opportunities, pursue new and larger contracts and increase its sales of higher margin, fixed price products.

Upon completion of the Gichner Transaction, the Company deposited $8.1 million of the purchase price into an escrow account as security for Gichner’s indemnification obligations as set forth in the Purchase Agreement. In addition, the Purchase Agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the purchase agreement) exceeds $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.1 million. The Company and Altus Capital Partners, Inc., the seller’s representative under the Purchase Agreement (the “Seller’s Representative”) have agreed to a working capital adjustment of $0.3 million owed to the Company.  The Seller’s Representative is disputing an additional working capital adjustment of $0.9 million that the Company believes it is entitled to.

The Gichner Transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the Gichner Transaction, after giving effect to the $0.3 million purchase price adjustment as a result of the agreed upon working capital adjustment discussed above (in millions):

Cash	$0.1
Accounts receivable	15.2
Inventoried costs, net of progress payments	24.2
Current deferred tax assets	2.3
Other current assets	5.0
Property and equipment	19.0
Intangible assets	46.3
Goodwill	68.6
Other assets	6.6
Total assets	187.3
Current liabilities	(34.1)
Deferred tax liabilities	(18.5)
Other liabilities	(2.0)
Net assets acquired	$132.7

The goodwill recorded in this transaction is not tax deductible.

As of May 19, 2010, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $15.6 million, of which $0.4 million is not expected to be collectable.

Gichner has two primary areas of contingent liabilities: environmental and uncertain tax liabilities. Additionally, Gichner is involved in various commercial disputes and employment matters. The majority of the contingent liabilities have been recorded at fair value in the allocation of acquired assets and liabilities or purchase price, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting; however certain environmental matters that are inherently legal contingencies in nature are recorded at the probable and estimable amount. As of the acquisition date approximately $0.3 million has been recorded for probable and estimable environmental and employment litigation.

Acquisition of DEI Services Corporation

On August 9, 2010, the Company acquired 100% of the equity interests of DEI Services Corporation (“DEI”), pursuant to an Agreement and Plan of Merger (the “DEI Agreement”), in a cash merger valued at approximately $14.0 million (the “DEI Transaction”), of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010.

Founded in 1996 and headquartered in Orlando, Florida, DEI designs, manufactures and markets full-scale training simulation products. In addition to the engineering and construction of physical simulators for air and ground military vehicles, DEI provides instructional design, courseware creation, learning application programming and other supporting services. Among DEI’s most successful products are training and simulation solutions for fixed-wing aircraft (including the Tiger, Harrier and Prowler aircraft), rotor-wing aircraft (including Blackhawk, Chinook and Sea Stallion helicopters) and Ground Combat Vehicles (including M1 Abrams Main Battle Tank and M2 Bradley Fighting Vehicle).

The DEI Agreement provides that upon achievement of certain cash receipts, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and backlog amounts in 2010, 2011 and 2012, the Company shall pay the former stockholders of DEI certain additional performance-based consideration (the “Contingent Consideration”).  The potential undiscounted amount of all future Contingent Consideration that may be payable by the Company under the DEI Agreement is between zero and $12.3 million.  The Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $8.6 million.

The fair value of the Contingent Consideration of $5.0 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which ASC Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 5.8%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels of cash receipts, revenue, EBITDA and backlog. Any change in the fair value of the Contingent Consideration subsequent to August 9, 2010, including changes from events after such date, such as changes in the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand the Company’s workforce learning, performance and training solutions to support the warfighter as well as its other defense, security and government customers.

The DEI Transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the DEI Transaction (in millions):

Cash	$—
Accounts receivable	6.9
Inventory	1.0
Other current assets	0.1
Property and equipment	0.9
Intangible assets	3.4
Goodwill	8.4
Other assets	0.1
Total assets	20.8
Current liabilities	(5.2)
Long-term liabilities	(0.3)
Deferred tax liabilities	(1.3)
Net assets acquired	$14.0

The goodwill recorded in this transaction is not tax deductible.

As of August 9, 2010, the expected fair value of accounts receivable approximated the historical cost.  The gross accounts receivable was $6.9 million, all of which is expected to be collectable.  There were no contingent liabilities associated with the DEI Transaction.

In accordance with ASC Topic 805, Business Combinations (“ASC Topic 805”), the allocation of the purchase price for both the Gichner Transaction and DEI Transaction is subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations becomes available. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with the Gichner Transaction and DEI Transaction, including inventory, intangible assets, environmental liabilities and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

Intangible Assets

The following tables summarize the fair value of identifiable intangible assets acquired (in millions) for the Gichner Transaction and DEI Transaction.

Gichner	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$14.4	9.1
Funded backlog	2.4	1.0
Technical know-how	19.0	10.0
Favorable operating lease	1.8	11.3
Trade names	8.7	Indefinite
Total	$46.3

DEI	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$1.6	5.4
Backlog	1.8	2.4
Total	$3.4

Impact of Acquisitions on Financials

The Company has consolidated the results of Gichner and DEI for the period of control, or May 19, 2010 and August 9, 2010, respectively, with its own financial results. The impact from the inclusion of such operating results with the Company’s condensed consolidated statement of operations for the three and nine months ended September 26, 2010 includes $37.7 million and $57.7 million of revenue, respectively, and $2.9 million and $3.0 million, respectively, in income from operations before taxes for Gichner, and $2.8 million of revenue and $0.2 million in income from operations before taxes for DEI.

The following table summarizes the supplemental statement of operations information on an unaudited pro forma basis as if the acquisition of Gichner and DEI had occurred on December 29, 2008, and includes adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable periods, and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the periods, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Pro forma revenues	$127.0	$121.3	$379.9	$365.1
Pro forma net income (loss)	(0.4)	2.5	(46.0)	4.5
Basic pro forma net income (loss) per share	$(0.03)	$0.16	$(3.49)	$0.28
Diluted pro forma net income (loss) per share	$(0.03)	$0.15	$(3.49)	$0.27

The pro forma results for the three and nine month periods ended September 26, 2010 include $0.4 million and $9.2 million, respectively, of acquisition related expenses incurred by Kratos, Gichner and DEI. The pro forma financial information also reflects pro forma adjustments for the additional amortization associated with finite lived intangible assets acquired, additional incremental interest expense and deferred financing costs related to the financing undertaken for the Gichner Transaction, and the tax effect of the increased interest expense and intangible amortization.  These adjustments are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Intangible amortization	$2.2	$0.1	$5.3	$2.6
Net change in interest-expense	3.0	(0.3)	8.7	1.7
Tax benefit	(1.8)	—	(3.6)	(1.7)

Note 3. Goodwill and Other Intangible Assets

Goodwill

The Company performs its annual impairment test for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”) as of the last day of each fiscal year or when evidence of potential impairment exists.

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

The Company’s testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by ASC Topic 820). The Company also considers its market capitalization based upon an average of the stock price prior to and subsequent to the date the analysis is performed and reconciles the fair value of the Company’s reporting units to the Company’s market capitalization assuming a control premium. If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and ASC Topic 350 prescribes the approach for determining the impairment amount, if any.

Given the significant decline in the stock market in general and specifically the Company’s stock price and market capitalization in 2009, which declined 39% from an average stock price of $12.90 per share as of December 28, 2008 to $7.80 per share as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with ASC Topic 350 as of February 28, 2009. The test indicated that the book value for the KGS segment exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in the KGS segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company’s forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The Company reconciles the fair value of its reporting units, which is calculated using the income approach to the Company’s market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which is based upon an estimated market participant weighted average cost of capital increased 300 basis points from 14% in the Company’s year-end impairment test in 2008 as compared to 17% in the Company’s 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that was recorded in the first quarter of 2009.

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

The changes in the carrying amount of goodwill for the nine month period ended September 26, 2010 is as follows:

	Public Safety & Security	Government Solutions	Total

Balance as of December 27, 2009	$—	$110.2	$110.2
Additions due to business combinations	—	77.0	77.0
Balance as of September 26, 2010	$—	$187.2	$187.2

Goodwill of $41.3 million was impaired during the first nine months of 2009 and there was no impairment of goodwill during the first nine months of 2010. The accumulated impairment losses as of December 27, 2009 and September 26, 2010 were $165.4 million; $147.1 million associated with the KGS segment and $18.3 million associated with the Company’s Public Safety and Security (“PSS”) segment.

Purchased Intangible Assets

The following table sets forth information for finite-life intangible assets subject to amortization (in millions):

	As of December 27, 2009			As of September 26, 2010
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets
Customer relationships	$22.1	$(6.5)	$15.6	$38.1	$(8.8)	$29.3
Contracts and backlog	17.4	(9.8)	7.6	21.6	(12.7)	8.9
Developed technology and technical know-how	3.1	(0.5)	2.6	22.1	(1.4)	20.7
Favorable operating lease	—	—	—	1.8	(0.1)	1.7
Trade names	1.3	(0.6)	0.7	10.0	(0.6)	9.4
Total	$43.9	$(17.4)	$26.5	$93.6	$(23.6)	$70.0

Consolidated amortization expense related to finite lived intangible assets subject to amortization was $1.5 million and $2.9 million for the three months ended September 27, 2009 and September 26, 2010, respectively, and $4.4 million and $6.2 million for the nine months ended September 27, 2009 and September 26, 2010, respectively.

Note 4. Inventoried Costs

Inventoried costs consisted of the following components (in millions):

	December 27, 2009	September 26,, 2010
Raw materials	$—	$16.5
Production costs of contracts in process	—	9.0
Finished goods	—	0.9
Supplies	1.9	3.6
	1.9	30.0
Less customer advances and progress payments	—	(4.3)
Total inventoried costs	$1.9	$25.7

Inventoried costs increased substantially from December 27, 2009 to September 26, 2010 due to the acquisitions of Gichner and DEI.

Note 5. Stockholders’ Equity

A summary of the changes in Stockholders’ Equity for the periods ended September 27, 2009 and September 26, 2010 is provided below (in millions):

	Nine Months Ended September 27, 2009	Nine Months Ended September 26, 2010
Stockholders’ equity at beginning of period	$146.9	$124.9
Stock-based compensation	1.1	1.4
Acquisition adjustment	(0.3)	—
ESPP Plan and RSU settlement in cash	0.5	0.6
Additional paid-in-capital from issuance of common stock	17.5	1.3
Net income (loss)	(41.9)	14.1
Stockholders’ equity at end of period	$123.8	$142.3

The Company has two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock for the three and nine months ended September 27, 2009 and September 26, 2010. Common stock issued by the Company for the nine months ended September 27, 2009, and September 26, 2010, was as follows (in millions):

	Nine Months Ended September 27, 2009	Nine Months Ended September 26, 2010
Shares outstanding at beginning of the period	12.8	15.8
Stock issued for employee stock purchase plan, stock options and RSUs exercised	0.1	0.2
Common stock issued for acquisitions	0.1	—
Common stock issued for cash	2.6	—
Shares outstanding at end of the period	15.6	16.0

Note 6. Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities (in millions).

Components of basic and diluted earnings per share were as follows:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except earnings per share)	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Net income (loss) from continuing operations available for common shareholders(A)	$2.4	$3.3	$(38.8)	$14.0
Weighted average outstanding shares of common stock(B)	13.9	16.1	13.2	16.0
Dilutive effect of employee stock options and awards	0.1	0.2	—	0.4
Dilutive effect of contingently issuable shares	0.2	—	—	—
Common stock and common stock equivalents(C)	14.2	16.3	13.2	16.4
Earnings per share:
Basic(A/B)	$0.17	$0.21	$(2.94)	$0.87
Diluted(A/C)	$0.17	$0.20	$(2.94)	$0.85

The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Shares from stock options and awards	1.4	1.3	1.6	1.2
Shares from preferred stock	—	—	0.1	—
Shares of contingently issuable common stock	—	—	0.1	—
Shares of common stock from convertible debt	0.1	—	0.1	—

Note 7. Income Taxes

As of December 27, 2009, the Company had $12.6 million of unrecognized tax benefits that if recognized would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance. During the nine months ended September 26, 2010, this amount was reduced by $0.6 million relating to the expiration of statutes of limitations. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations for $0.5 million and as a tax benefit from continuing operations for $0.1 million.

During the second quarter of 2010, the unrecognized tax benefits of Gichner of $0.4 million were recorded. The increase in unrecognized tax benefits was recorded as an adjustment to goodwill. The Gichner unrecognized tax benefits are related to various state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The Company recorded a net benefit of $0.2 million for both  the nine month periods ended September 27, 2009 and September 26, 2010. This was a result of an interest and penalty expense of $0.1 million offset by a benefit of $0.3 million for interest and penalties related to the reversal of prior positions in both periods. There were no material expense or benefit amounts recorded during the three months periods ended September 27, 2009 and September 26, 2010. As a result of the Gichner Transaction, a $0.1 million liability for cumulative interest and penalties was recorded with a corresponding increase to goodwill.

The Company believes that it is reasonably possible that as much as $2.8 million of the liabilities for uncertain tax positions will expire within 12 months of September 26, 2010 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

The Company is subject to taxation in the U.S. and various state and foreign tax jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss carryforwards. Generally, the Company’s tax years for 2002 and forward are subject to examination by various foreign tax authorities.

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

In connection with the Company’s acquisitions of Gichner and DEI, the Company recorded the acquired assets and liabilities at their respective fair market value. For financial statement purposes, the Company increased the historic basis of the Gichner assets by approximately $46.3 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Gichner. In accordance with ASC Topic 805, the Company established deferred tax liabilities of approximately $16.2 million for the increase in the financial statement basis of the acquired assets of Gichner and $1.3 million related to the acquisition of DEI. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets and recognized an income tax benefit of $1.3 million and $13.5 million for the three and nine months ended September 26, 2010, respectively.

A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before income taxes for the three and nine months ended September 27, 2009 and September 26, 2010 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Income tax expense (benefit) at federal statutory rate	$0.8	$0.5	$(13.4)	$0.3
State taxes, net of federal tax benefit and valuation allowance	(0.1)	0.2	0.5	1.0
Nondeductible goodwill impairment charges	—	—	14.5	—
Nondeductible expenses and other	0.1	0.2	0.2	0.7
Release of valuation allowance due to Gichner/DEI acquisition	—	(1.3)	—	(13.5)
Decrease in federal valuation allowance	(0.9)	(0.7)	(1.3)	(1.0)
Total	$(0.1)	$(1.1)	$0.5	$(12.5)

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months. As of September 26, 2010, we believe that an “ownership change” had occurred which will limit the utilization of the loss carryforwards. We are currently evaluating the extent of the limitation on the Company’s annual utilization of the net operating loss carryforwards. Any potential limitation would not impact the income tax provision for the three and nine months ended September 26, 2010. In addition, future equity offerings on acquisitions that have equity as a component of the purchase price could result in an “ownership change”. If and when an “ownership change” occurs, utilization of the net operating loss or other tax attributes may be further limited.

In October 2010, the State of California passed a state budget including provisions furthering the suspension of the use of net operating losses for the 2010 and 2011 tax years. As a result, California State NOLs will not be available to offset California taxable income, if any, for the 2010 or 2011 tax years. In accordance with ASC Topic 740, Income Taxes, the effects of the new tax legislation on taxes payable have not been recognized in the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 26, 2010, prior to the October 2010 enactment of the new tax legislation. The tax effect of the change in tax laws on taxes payable for the current fiscal year will be recorded after the effective date prescribed in the statutes and reflected in the computation of the annual effective tax rate in the fourth quarter of 2010, the first interim period that includes the enactment date of the new legislation. However, for the tax year ending December 26, 2010, the Company does not expect this to have a material impact on the Company’s consolidated financial positions, results of operations, or cash flows.

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

During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos’ base national public safety and security businesses. In accordance with ASC Topic 205, Presentation of Financial Statements (“ASC Topic 205”), these business units were classified as held for sale and reported in discontinued operations. In the quarter ended March 29, 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

In addition, the plan to sell these businesses included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.6 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying condensed consolidated financial statements. As of September 26, 2010, approximately $1.8 million of severance costs and $0.5 million of facilities costs have been paid. The remaining liabilities for severance and facilities are $0.2 million and $0.1 million, respectively, and are included in other current liabilities in the condensed consolidated balance sheet. The following table shows a reconciliation of the beginning accrual to the remaining balance as of September 26, 2010 (in millions):

	Severance	Lease Termination	Total
Original accrual recorded in 2008	$2.0	$0.6	$2.6
Payments in 2008	(0.2)	(0.4)	(0.6)
Payments in 2009	(0.9)	(0.1)	(1.0)
Payments in 2010	(0.6)	—	(0.6)
Adjustments	(0.1)	—	(0.1)
Balance September 26, 2010	$0.2	$0.1	$0.3

On June 24, 2009, as a result of the continued operating losses in the Southeast division of the PSS segment (the “Southeast Division”), the Company’s Board of Directors approved a plan to sell and dispose of the Southeast Division. In accordance with ASC Topic 205, this business unit was classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 and an additional $0.2 million in the second quarter of 2010 related to management’s estimate of the fair value of the business.

On August 2, 2010, the Company divested its Southeast Division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Revenue	$1.5	$0.3	$4.1	$2.2
Net income (loss) before taxes	0.3	(0.1)	(3.5)	(0.7)
Benefit for income taxes	—	—	(0.4)	(0.8)
Net income (loss) after taxes	$0.3	$(0.1)	$(3.1)	$0.1

The benefit for income taxes for the nine months ended September 27, 2009 and September 26, 2010 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business. The net loss before taxes for the nine months ended September 27, 2009 includes an impairment charge of $2.0 million resulting from the estimated impairment related to the sale of the Southeast Division. The net loss before taxes for the nine months ended September 26, 2010 includes an additional impairment charge of $0.2 million to reflect the final terms of the sale of the Southeast Division.

The following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 27, 2009 and September 26, 2010 (in millions):

	December 27, 2009	September 26, 2010
Cash	—	0.1
Accounts receivable, net	$2.4	$0.7
Other current assets	(0.4)	0.2
Current assets of discontinued operations	$2.0	$1.0
Non-current assets of discontinued operations	$0.4	$—
Accounts payable	$0.5	$—
Accrued expenses	2.8	1.6
Unrecognized tax benefits	1.1	0.1
Other current liabilities	0.3	0.4
Current liabilities of discontinued operations	$4.7	$2.1
Non-current unrecognized tax benefits	$0.4	$0.6
Other non-current liabilities	0.2	0.8
Non-current liabilities of discontinued operations	$0.6	$1.4

Note 9. Debt

May 2010 10% Senior Secured Note Offering

On May 19, 2010, the Company issued the Original Notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. On August 11, 2010, the Company completed an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes. In the exchange offer, the Company offered to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act. The Exchange Notes have substantially similar terms as the Original Notes, except that the Exchange Notes do not have transfer restrictions or registration rights. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. The Company will pay interest on the Exchange Notes semi-annually, in arrears, on June 1 and December 1 of each year, beginning December 1, 2010.

The Exchange Notes are secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Exchange Notes have a first priority lien on substantially all assets of the Company and the guarantors, except accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Exchange Notes have a second priority lien to the $25.0 million revolving line of credit described below.

The Exchange Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control.  As of September 26, 2010 the Company was in compliance with the covenants contained in the Exchange Notes.

On or after June 1, 2014, the Company may redeem some or all of the Exchange Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such notes through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Exchange Notes at 110% of the aggregate principal amount of the Exchange Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Exchange Notes at any time prior to June 1, 2014, by paying a “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

$25 Million Credit Facility

On May 19, 2010, the Company entered into the May 2010 Credit Agreement with KeyBank National Association (“KeyBank”), each of the Company’s subsidiaries, as guarantors, and the lenders party thereto, for a four year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”). The Revolver is secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Revolver has a second priority lien to the Exchange Notes.

The Revolver is available for four years and may be increased to $45.0 million. The increases in the Revolver are subject to the consent of KeyBank and compliance with covenants in the Exchange Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $25.0 million. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

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

As of September 26, 2010, the Company had no outstanding borrowings on the Revolver and $2.3 million in outstanding letters of credit resulting in net availability of $22.7 million. The Company was in compliance with the covenants contained in the Revolver as of September 26, 2010.

$60 Million Credit Facility

Prior to May 19, 2010, the Company had a revolving credit facility (the “Second Credit Facility”) with KeyBank, as administrative agent and lender, in the aggregate principal amount of $60.0 million, which was secured by the assets of the Company and its subsidiaries. The Second Credit Facility was entered into on March 3, 2010 and was comprised of a (i) $35.0 million term loan facility and (ii) $25.0 million revolving line of credit. Bank of America, N.A., was syndication agent and lender, and KeyBanc Capital Markets and Banc of America Securities, LLC acted as co-lead arrangers and book runners. On May 19, 2010, the outstanding balance of $54.5 million was paid in full. As a result of the refinance, the Company recorded an interest charge of approximately $1.7 million in the second quarter of 2010 relating to the write-off of previously deferred financing costs.

$85 Million Credit Facility

Prior to March 3, 2010, the Company had a credit facility of $85.0 million with KeyBank, as administrative agent (the “First Credit Facility”). This First Credit Facility provided for (i) two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million and (ii) a first lien $25.0 million revolving line of credit. The First Credit Facility was secured by the assets of the Company and its subsidiaries. KeyBank held the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint Capital LP (“Silverpoint”), held the first lien term note.

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

Notes Acquired in Acquisition of SYS

During 2010, convertible notes of approximately $1.0 million which were acquired as a result of the SYS acquisition were paid in full. In August of 2010, the Company paid-off approximately $0.5 million of the notes plus accrued interest in cash.  Holders of approximately $0.5 million of the notes elected to have their notes converted into approximately 45,000 shares of the Company’s common stock.

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

The following table presents assets and liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 27, 2009 and September 26, 2010:

Derivative Liabilities (Interest Rate Swaps)

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 27, 2009	$1.4	$—	$1.4	$—
September 26, 2010	0.6	—	0.6	—

The significant Level 2 observable inputs utilized to value the Company’s interest rate swaps are based upon the terminal value of the swaps. The terminal value of the interest rate swaps is calculated by comparing the fixed rate on the swap to the rate that would be received by entering into an identical swap at the rates in effect at the time of termination. The percentage difference in these two rates is then multiplied by the notional amount of the swap in each remaining period and discounted to present value. The major inputs utilized in the terminal value calculation are valuation date, original swap rate, replacement swap rate, and discount rate. The terminal value calculations are validated with the use of quotes on similar financial instruments from a nationally recognized financial reporting service.

The carrying value of the interest rate swaps is classified as other current liabilities as of September 26, 2010 and long term liabilities as of December 27, 2009 in the condensed consolidated balance sheets. Mark to market adjustments for the interest rate swaps are recorded in other income (expense), net in the condensed consolidated statements of operations.

Carrying amounts and the related estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis at December 27, 2009 and September 26, 2010 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 27, 2009 and September 26, 2010.

	December 27, 2009		September 26, 2010
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$55.4	$54.1	$225.0	$237.9

Long-Term Debt—the fair value of the long-term debt as of December 27, 2009 was calculated using present value techniques based on interest rates available for debt with terms and due dates similar to the Company’s existing debt arrangements and the Company’s current scheduled principal payments (Level 2, Significant other observable inputs).  The fair value of the Company’s long-term debt as of September 26, 2010 was based upon actual trading activity as of September 24, 2010 (Level 1, Observable inputs—quoted prices in active markets).

In connection with the acquisition of DEI, the Company agreed to an earn-out payment of up to $12.3 million, which may be paid if certain financial performance measures are met in 2010, 2011 and 2012 subject to reduction of approximately $8.6 million in the event DEI does not collect certain customer collection milestone  receivables.  To date, DEI has collected $1.0 million of such milestone receivables.  The Company has recorded the acquisition-date estimated fair value of the earn-out payment of $5.0 million as a component of the consideration transferred by applying the income approach and using Level 3 inputs. The estimated acquisition-date fair value was measured based on the probability-adjusted present value of the amount expected to be paid and assumes the specified receivables will be collected. The probability adjusted earn-out payment was discounted at 5.8%, a market participant cost of debt at the date of acquisition. As of September 26, 2010, DEI has been paid $0.4 million in earn-out consideration. The fair value of the earn-out payment was $4.6 million as of September 26, 2010 with $0.5 million reflected in other current liabilities and $4.1 million reflected in other long-term liabilities in the accompanying condensed consolidated balance sheet.

Note 11. Derivatives

The Company used derivative financial instruments, in particular, interest rate swaps, to reduce the Company’s exposure to certain previously outstanding variable rate debt. The primary objective of the interest rate swaps was to eliminate the variability of cash flows and interest rate risk for payments made on variable rate debt, the sole source of which is due to changes in the benchmark three month LIBOR interest rate. Changes in the cash flows of the interest rate swap were expected to exactly offset the changes in cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the three month LIBOR on certain previously outstanding variable-rate debt.

The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company’s intended use of the derivative and its resulting designation as effective or ineffective. Adjustments to reflect changes in fair values of derivatives that the Company considers highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of outstanding interest rate swap contracts at September 26, 2010 was $45.0 million.

The Company’s derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the First Credit Facility in March 2008. The effect of marking the derivative instruments to market for the three and nine months ended September 27, 2009 was expense of $0.3 million and income of $0.1 million, respectively, and for the three and nine months ended September 26, 2010 was income of $0.3 million and $0.8 million, respectively; all of which is reflected in other income (expense) in the accompanying condensed consolidated statements of operations. The fair value of the Company’s derivative liabilities as of December 27, 2009 and September 26, 2010 was $1.4 million and $0.6 million, respectively, and is carried in other long term liabilities and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. See Note 10 for further discussion on the fair value measurements related to the Company’s derivative instruments.

Note 12. Significant Customers

The following table presents the Company’s key customers for the periods presented and the percentage of net sales made to such customers (in millions):

Key	For the Three Months Ended				For the Nine Months Ended
Customers	September 27, 2009		September 26, 2010		September 27, 2009		September 26, 2010
U.S. Navy	$27.1	31.5%	$17.4	14.5%	$81.0	31.2%	$52.1	18.1%
U.S. Army	18.1	21.0%	36.9	30.8%	54.9	21.2%	66.1	23.0%

The customers are all part of the Kratos Government Services segment. The Company’s top five customers accounted for approximately 63% of total revenue for the three and nine months ended September 27, 2009, respectively, and for approximately 58% and 56% for the three and nine months ended September 26, 2010, respectively. Total revenue from the federal government for the three and nine months ended September 27, 2009 was $74.1 million and $223.7 million, respectively, and for the three and nine months ended September 26, 2010 was $106.5 million and $250.6 million, respectively.

Note 13. Segment Information

The Company operates in two principal business segments: Kratos Government Solutions and Public Safety and Security. The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated corporate income (expense), net” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

Revenues and operating income (loss) generated by the Company’s current reporting segments for the three and nine months ended September 27, 2009 and September 26, 2010 are as follows (in millions):

	Three months ended		Nine months ended
	September 27, 2009	September 26 2010	September 27, 2009	September 26, 2010
Revenues:
Government Solutions	$79.0	$110.2	$236.6	$263.3
Public Safety & Security	7.1	9.7	22.7	24.4
Total revenues	$86.1	$119.9	$259.3	$287.7
Operating income (loss):
Government Solutions	$4.9	$7.1	$(27.8)	$17.7
Public Safety & Security	(0.5)	0.7	(1.3)	0.7
Unallocated corporate income (expense), net	0.1	0.6	(1.3)	(1.9)
Total operating income (loss)	$4.5	$8.4	$(30.4)	$16.5

For the nine months ended September 27, 2009, the operating loss of the KGS segment includes a non-cash charge of $41.3 million related to goodwill impairment.

	As of December 27, 2009	As of September 26, 2010
Assets:
Kratos Government Solutions	$217.7	$394.5
Public Safety & Security	9.4	11.0
Discontinued Operations	2.4	1.0
Corporate activities	12.1	78.4
Total assets	$241.6	$484.9

The increase in assets in the KGS segment is primarily attributable to the acquisition of Gichner and DEI.  The increase in assets in Corporate activities is primarily due to an increase in cash and cash equivalents from the sale of the Exchange Notes.

Note 14. Legal Matters

The Company was previously a defendant in two derivative lawsuits, In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH and In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. In October 2009, the parties reached an agreement in principle to settle all claims. In March 2010, the district court granted final approval of the proposed settlement and issued its Final Judgment and Order of Dismissal. In May 2010, all appeal rights expired. The details of the settlement are set forth in the settlement papers filed with the court.

Except as described above, there have been no material developments in the Company’s legal proceedings since December 27, 2009. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in the Company’s 2009 Form 10-K.

Note 15.  Subsequent Events

Pending Acquisition of Henry Bros. Electronics, Inc.

On October 5, 2010 (the “Agreement Date”), the Company entered into an Agreement and Plan of Merger (the “HBE Agreement”), with Hammer Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Henry Bros. Electronics, Inc., a Delaware corporation (“HBE”).  Pursuant to the terms and subject to the conditions set forth in the HBE Agreement, Merger Sub will merge with and into HBE, and HBE will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”).

HBE is a provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command and control systems for the protection of strategic assets and critical infrastructure in the United States. HBE also has particular expertise in the design, engineering, and deployment of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include U.S. Department of Defense (“DoD”) agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure.

Pursuant to the terms of the HBE Agreement, the Company will acquire all outstanding shares of HBE common stock in a cash merger valued at approximately $45 million.  Upon completion of the Merger (i) each outstanding share of HBE common stock (other than shares of HBE common stock owned by the Company, Merger Sub, or HBE stockholders, if any, who have perfected statutory dissenters’ rights under Delaware law) will be converted into the right to receive $7.00 in cash, without interest, (ii) all outstanding options to purchase HBE common stock will be assumed by the Company and converted into options to purchase common stock of the Company (the “Assumed Options”); and (iii) all warrants to purchase HBE common stock, whether or not then exerciseable or vested, shall be canceled.  The number of shares of common stock of the Company subject to each Assumed Option and the exercise price of each such option will be appropriately adjusted based on the exchange ratio, which shall be equal to 0.6552.

Completion of the Merger is subject to various customary conditions, including, among other things: (i) the adoption of the Merger Agreement by stockholders holding at least a majority of the outstanding common stock of HBE; (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of the Company and HBE and the compliance by each of the Company and HBE with their respective obligations under the HBE Agreement; and (iii) the absence of any pending or threatened legal proceedings challenging or seeking to restrain the consummation of the Merger.  Holders of approximately 60% of the common stock of HBE have agreed to vote their shares in favor of the proposed merger.

The HBE Agreement also contains a “go-shop” provision and a “no-shop” provision. Under the terms of the “go-shop” provision, during the period beginning on the Agreement Date and continuing until 11:59 p.m. Eastern Time on the 40th calendar day thereafter (the “No-Shop Period Start Date”), HBE and its subsidiaries and their respective representatives shall have the right to: (i) initiate, solicit, and facilitate any inquiry or the making, submission or announcement of any proposals or offers that constitute a proposal to (a) acquire by merger, issuance or acquisition of securities, business combination or other similar transaction, 15% or more of the outstanding securities of HBE or any of its subsidiaries, or (b) sell, exchange, transfer or otherwise dispose of any business or assets that account for 15% or more of the consolidated net revenues, net income or assets of HBE and its subsidiaries (any of the forgoing, an “Acquisition Proposal”); and (ii) engage or enter into, or otherwise participate in any discussions or negotiations with any person with respect to any Acquisition Proposals or otherwise cooperate with or facilitate any such inquiries, proposals, discussions or negotiations to make any Acquisition Proposals.

Under the terms of the “no-shop provision” from the No-Shop Period Start Date until the effective time of the merger, HBE and its subsidiaries and their respective representatives are not permitted to (i) solicit, initiate or knowingly encourage, or facilitate the making, submission or announcement of any Acquisition Proposal or take any action that would reasonably be expected to lead to an Acquisition Proposal; (ii) furnish any information regarding HBE or any of its subsidiaries to any person in connection with an Acquisition Proposal; (iii) engage in discussions or negotiations with any person with respect to any Acquisition Proposal; (iv) approve or recommend any Acquisition Proposal; or (v) enter into any letter of intent or other agreement relating to an Acquisition Proposal, subject to customary exceptions for HBE to respond to and support a proposal that is more favorable from a financial point of view to HBE’s stockholders than the terms of the Merger and is reasonably capable of being consummated (a “Superior Proposal”) or an Acquisition Proposal that is reasonably likely to lead to a Superior Proposal and to otherwise act in accordance with the exercise of the fiduciary duties of the board of directors.

HBE will be obligated to pay a termination fee of $1.8 million to the Company upon termination of the HBE Agreement (i) by HBE in connection with a Superior Proposal; or (ii) by the Company in connection with an HBE triggering event, including, among other things, if the board of directors of HBE changes or otherwise modifies its recommendation that the stockholders of HBE vote in favor of the adoption of the HBE Agreement or HBE or any of its subsidiaries or representatives thereof has materially breached the “no-shop” provision of the HBE Agreement.  In addition, HBE will be obligated to pay the termination fee if the HBE Agreement is terminated because (i) the HBE has not been consummated by February 28, 2011; or (ii) the meeting of the stockholders of HBE to approve the adoption of the Merger Agreement shall have been held and such stockholders did not approve the adoption of the HBE Agreement, and at the time of termination, an Acquisition Proposal with respect to HBE shall have been made or publicly announced and not withdrawn and HBE enters into an acquisition agreement related to an Acquisition Proposal or consummates an Acquisition Proposal within six months following the date the HBE Agreement is terminated.

Underwritten Offering

On October 12, 2010, the Company sold approximately 2.5 million shares of its common stock at a purchase price of $10.20 per share in an underwritten public offering. The Company received gross proceeds of approximately $25.8 million. After deducting underwriting fees and other offering expenses, the Company received approximately $24.6 million in net proceeds. The Company expects to use the net proceeds from this transaction to fund the purchase price for the acquisition of HBE. To the extent that the net proceeds are not applied to the HBE acquisition, the Company intends to use the proceeds for general corporate purposes, including the funding of potential strategic acquisitions and other general corporate expenses.

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

Certain of the information set forth herein, including costs and expenses that exclude the impact of amortization expense and the discussion of net debt, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of items that would normally be included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by Kratos may not be comparable to similarly titled amounts reported by other companies.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the 2009 Form 10-K, including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

Kratos is a national security products, solutions and services provider.  We are one of the leading providers of mission-critical engineering, information technology services, strategic communications and warfighter products, solutions and services for customers primarily within the DoD, U.S. intelligence agencies and other U.S. federal agencies. We believe we have particular expertise in providing products, solutions and services related to command, control, communications, computing, combat systems, intelligence, surveillance and reconnaissance (“C5ISR”); weapons systems sustainment; military weapon range operations; network engineering services; information assurance and cyber security solutions and security and surveillance systems. Our employees are strategically located throughout the U.S. and at key military installations, and a majority of our over 2,800 employees have national security clearances. These security clearances, along with our past performance qualifications, are a requirement for the majority of our contract vehicles and customer engagements.

We offer our customers solutions and expertise to support their mission-critical needs by leveraging our skills across our core service areas. Our primary customers include the U.S. Army, U.S. Navy, U.S. Air Force, other agencies under the DoD and other federal agencies. In addition, we provide services to various state and local governments as well as commercial customers. We believe our strong customer relationships provide for a diversified and stable contract base. We provide products, solutions and services for a wide range of established, deployed and operating national security platforms, including, but not limited to: Aegis Ballistic Missile Defense systems, M1A1 Abrams tanks, Bradley fighting vehicles, F-5 Tiger, HiMARS, Chaparral and Hawk missile systems, Kiowa AH-60 helicopters, DDG-1000 Zumwalt destroyers, attack and missile submarines, certain intelligence surveillance and reconnaissance systems and various unmanned systems.

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

On May 19, 2010, we completed the offering of 10% Senior Secured Notes in the aggregate amount of $225.0 million and our acquisition of Gichner, a privately held leading manufacturer, designer and integrator of customized tactical military products and facilities, subsystems and modular systems for the U.S. military and its allies, for a total purchase price of approximately $133.0 million in cash. Concurrent with the completion of the offering of the Original Notes, on May 19, 2010, we entered into a Credit and Security Agreement (the “May 2010 Credit Agreement”) with certain lenders and with KeyBank, as administrative agent, lead arranger and sole book runner, for a four year senior secured revolving credit facility in the amount of $25.0 million. See “Contractual Obligations and Commitments” for a further discussion of the Original Notes, their subsequent exchange for a like aggregate amount of 10% senior secured notes registered under the Securities Act and the revolving credit facility.

On August 9, 2010, the Company acquired 100% of the equity interests of DEI, in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010.  The DEI Agreement provides that upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company shall pay the former stockholders of DEI certain additional Contingent Consideration.  The potential undiscounted amount of all future Contingent Consideration that may be payable by the Company under the DEI Agreement is between zero and $12.3 million.  The Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $8.6 million.  Founded in 1996 and headquartered in Orlando, Florida, DEI designs, manufactures and markets full-scale training simulation products. In addition to the engineering and construction of physical simulators for air and ground military vehicles, DEI provides instructional design, courseware creation, learning application programming and other supporting services. Among DEI’s most successful products are training and simulation solutions for fixed-wing aircraft (including the Tiger, Harrier and Prowler aircraft), rotor-wing aircraft (including Blackhawk, Chinook and Sea Stallion helicopters) and Ground Combat Vehicles (including M1 Abrams Main Battle Tank and M2 Bradley Fighting Vehicle).

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

Kratos Government Solutions (“KGS”) Segment

The KGS segment provides engineering, information technology and weapons systems to federal, state, and local government agencies, but primarily to the DoD. Our work includes weapon systems sustainment, lifecycle support and extension; C5ISR services; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation, UAV products and technology, and advanced network engineering and information technology services; and public safety, security and surveillance systems integration. We produce products, solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and warfighter systems.

Public Safety and Security (“PSS”) Segment

Our PSS segment provides independent integrated solutions for advanced homeland security, public safety, security and surveillance systems for government and commercial applications. Our solutions include designing, installing and servicing building technologies that protect people, critical infrastructure, assets, information and property and make facilities more secure and efficient. We provide solutions in such areas as access control, building automation and control, communications, digital and closed circuit television security and surveillance, fire and life safety, maintenance and services and product support services.

We provide solutions for customers in the financial, information technology, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers. For example, we provide biometrics and other access control technologies to customers such as large data centers, government installations and other commercial enterprises.

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2009 Form 10-K.

On September 10, 2009, we completed a 1-for-10 reverse split of our common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the applicable periods presented.

As of September 26, 2010, we consider the factors discussed below to be important to understanding our financial statements.

KGS’ business with the U.S. government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the federal government and provided to our PSS customers under fixed price contracts, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of ASC Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to the Critical Accounting Principles and Estimates described in the 2009 Form 10-K. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Comparison of Results for the Three Months Ended September 27, 2009 to the Three Months Ended September 26, 2010

Revenues.  Revenues increased $33.8 million from $86.1 million for the three months ended September 27, 2009 to $119.9 million for the three months ended September 26, 2010. This increase was primarily due to the acquisitions of Gichner and DEI, which had combined revenues of $40.5 million, partially offset by the planned reductions of lower margin pass through work, and to a lesser extent, expected reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. Government in the KGS segment. Revenues by operating segment for the three months ended September 27, 2009 and September 26, 2010 are as follows (in millions):

	2009	2010	$ change	% change
Kratos Government Solutions	$79.0	$110.2	$31.2	39.5%
Public Safety & Security	7.1	9.7	2.6	36.6%
Total revenues	$86.1	$119.9	$33.8	39.3%

Product revenues increased $35.8 million from $8.3 million for the three months ended September 27, 2009 to $44.1 million for the three months ended September 26, 2010.  As a percentage of total revenue, product revenues were 9.6% for the three months ended September 27, 2009 as compared to 36.8% for the three months ended September 26, 2010.  This increase was primarily related to an air defense weapon system munitions contract we were awarded during the first quarter of 2010 and the acquisitions of Gichner and DEI. Service revenue decreased by $2.0 million from $77.8 million for the three months ended September 27, 2009 to $75.8 million for the three months ended September 26, 2010. The decrease was primarily related to the reductions discussed above offset by $5.8 million in service revenue from the Gichner acquisition.

Cost of Revenues.  Cost of revenues increased from $68.4 million for the three months ended September 27, 2009 to $94.1 million for the three months ended September 26, 2010. The $25.7 million increase in cost of revenues was primarily a result of the acquisition of Gichner and DEI which had combined cost of revenues of $33.6 million offset by reductions in revenue in our KGS segment. Gross margin increased from 20.6% for the three months ended September 27, 2009 to 21.5% for the three months ended September 26, 2010 as a result of the mix of revenues and the reduction of lower margin work. Margins on services increased for the three months ended September 27, 2009 as compared to September 26, 2010 from 18.1% to 22.7%, respectively, as a result of the planned reductions of lower margin pass through work. Margins on products decreased for the three months ended September 27, 2009 as compared to September 26, 2010 from 43.4% to 19.5%, respectively, as a result of the Gichner acquisition and the associated product mix. Margins in the PSS segment increased from 28.2% for the three months ended September 27, 2009 to 30.9% for the three months ended September 26, 2010 as a result of performance improvements and revenue growth.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.6 million from $13.3 million for the three months ended September 27, 2009 to $17.9 million for the three months ended September 26, 2010. The increase was primarily a result of the acquisitions of Gichner and DEI. As a percentage of revenues, SG&A decreased from 15.4% to 14.9% reflecting leverage on our increased revenue. Excluding amortization of intangibles of $1.5 million for the three months ended September 27, 2009 and amortization of intangibles of $2.9 million for the three months ended September 26, 2010, SG&A decreased as a percentage of revenues from 13.7% to 12.5% for the three months ended September 27, 2009 and September 26, 2010, respectively.

Recovery of Legal Fees in Connection with Litigation.  In September 2009, we reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits.  We had previously accrued $0.7 million related to these matters.  Based upon the final settlement agreement, we recorded a reduction in the estimated accrual of $0.5 million in the third quarter of 2009. In September 2010, we reached a settlement with one of our D&O insurance carriers to cover costs related to our completed stock option and Department of Justice (“DOJ”) investigations. The settlement received, net of legal expenses, was $1.4 million.

Merger and Acquisition Expenses.  Merger and acquisition expenses were $0.4 million for the three months ended September 26, 2010 primarily related to our acquisition of DEI. We had no acquisition expenses for the three months ended September 27, 2009.

Research and Development Expenses.  Research and development expenses were $0.4 million for the three months ended September 27, 2009 and $0.5 million for the three months ended September 26, 2010.

Other Expense, Net.  Other expense, net increased from $2.2 million to $6.2 million for the three months ended September 27, 2009 and September 26, 2010, respectively. The increase in expense of $4.0 million is primarily related to a $4.2 million increase in interest expense as a result of the Original Notes issued in May, 2010, primarily to fund the Gichner acquisition.

Provision (Benefit) for Income Taxes.  Income taxes changed from a benefit of $0.1 million on income of $2.3 million before income taxes in the three months ended September 27, 2009 to a benefit of $1.1 million on income of $2.2 million before income taxes for the three months ended September 26, 2010. The benefit for the three months ended September 27, 2009 was primarily due to the true-up of prior-year estimates in the financial statement tax provision to the tax returns actually filed for the year.  The benefit for the three months ended September 26, 2010 was primarily related to the acquisition of DEI. In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $1.3 million for the increase in the financial statement basis of the acquired assets of DEI. As a result of our ability to recognize deferred tax assets to offset these deferred tax liabilities, we released the valuation allowances against our deferred tax assets and recognized an income tax benefit of $1.3 million. This benefit was partially offset by federal AMT and current state taxes.

Income (Loss) from Discontinued Operations.  Income (loss) from discontinued operations decreased from income of $0.3 million to a loss of $(0.1) million for the three months ended September 27, 2009 and September 26, 2010, respectively. The income of $0.3 million for the three months ended September 27, 2009 was primarily due to a reduction in liabilities as a result of the final settlement of sales and use tax liabilities related to our discontinued wireless deployment business. Revenues generated by these businesses were approximately $1.5 million and $0.3 million for the three months ended September 27, 2009 and September 26, 2010, respectively. Income before taxes was $0.3 million for the three months ended September 27, 2009 and a loss of $0.1 million for the three months ended September 26, 2010.  In August, 2010, the Company divested its Southeast Division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

Comparison of Results for the Nine Months Ended September 27, 2009 to the Nine Months Ended September 26, 2010

Revenues.  Revenues increased $28.4 million from $259.3 million for the nine months ended September 27, 2009 to $287.7 million for the nine months ended September 26, 2010. As a percentage of total revenue, product revenues were 6.5% for the nine months ended September 27, 2009 as compared to 26.5% for the nine months ended September 26, 2010.  This increase was primarily due to the acquisition of Gichner and DEI, which had combined revenues of $60.5 million, offset by planned reductions of lower margin pass through work, and to a lesser extent, reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. government in KGS segment. Revenues by operating segment for the nine months ended September 27, 2009 and September 26, 2010 are as follows (in millions):

	2009	2010	$ change	% change
Kratos Government Solutions	$236.6	$263.3	$26.7	11.3%
Public Safety & Security	22.7	24.4	1.7	7.5%
Total revenues	$259.3	$287.7	$28.4	11.0%

Product revenues increased $59.3 million from $16.9 million for the nine months ended September 27, 2009 to $76.2 million for the nine months ended September 26, 2010.  As a percent of total revenues, products sales were 6.5% of revenue for the nine months ended September 27, 2009 as compared to 26.5% of revenue for the nine months ended September 26, 2010. This increase was primarily related to the acquisition of Gichner and DEI, and an air defense weapon system munitions contract we were awarded during the first quarter of 2010. Service revenue decreased by $30.9 million from $242.4 million for the nine months ended September 27, 2009 to $211.5 million for the nine months ended September 26, 2010 primarily related to the planned reductions discussed above.

Cost of Revenues.  Cost of revenues increased from $207.0 million for the nine months ended September 27, 2009 to $224.0 million for the nine months ended September 26, 2010. The $17.0 million increase in cost of revenues was primarily a result of reductions in revenue in our KGS segment partially offset by the acquisition of Gichner and DEI which had combined cost of revenues of $49.5 million. Gross margin increased from 20.2% for the nine months ended September 27, 2009 to 22.1% for the nine months ended September 26, 2010. Margins on services increased for the nine months ended September 27, 2009 as compared to September 26, 2010 from 19.4% to 23.4%, respectively, as a result of the planned reductions of lower margin pass through work, and margins on products decreased for the nine months ended September 27, 2009 as compared to September 26, 2010 from 30.8% to 18.6%, respectively, primarily as a result of the acquisition of Gichner and the associated product mix. Margins in the PSS segment increased from 29.1% for the nine months ended September 27, 2009 to 33.2% for the nine months ended September 26, 2010 as a result of performance improvements and revenue growth.

Selling, General and Administrative Expenses.  SG&A increased $5.2 million from $40.3 million for the nine months ended September 27, 2009 to $45.5 million for the nine months ended September 26, 2010. The increase was primarily a result of $6.4 million in SG&A expenses related to Gichner and DEI in the nine months ended September 26, 2010, partially offset by non-recurring expenses for the nine months ended September 27, 2009 of $0.6 million related to an accrual of unused office space.  As a percentage of revenues, SG&A increased slightly from 15.5% to 15.8%. Excluding amortization of intangibles of $4.4 million for the nine months ended September 27, 2009 and amortization of intangibles of $6.2 million for the nine months ended September 26, 2010, SG&A decreased slightly as a percentage of revenues from 13.8% to 13.7% for the nine months ended September 27, 2009 and September 26, 2010, respectively.

Recovery of legal fees in connection with litigation.  In September 2009, we reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits.  We had previously accrued $0.7 million related to these matters.  Based upon the final settlement agreement, we recorded a reduction in the estimated accrual of $0.5 million in the third quarter of 2009.  In September 2010, we reached a settlement with one of our D&O insurance carriers to cover costs related to our completed stock option and DOJ investigations. The settlement received, net of legal expenses, was $1.4 million.

Merger and Acquisition Expenses.  Merger and acquisition expenses were $1.5 million for the nine months ended September 26, 2010 primarily related to our acquisitions of Gichner and DEI. We had no acquisition expenses for the nine months ended September 27, 2009.

Research and Development Expenses.  Research and development expenses increased from $1.3 million for the nine months ended September 27, 2009 to $1.6 million for the nine months ended September 26, 2010.

Impairment of Goodwill.  The impairment charge of $41.3 million for the nine months ended September 27, 2009, was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we used the income approach and validated its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we performed our analysis. The average market price of our stock as of February 28, 2009 was $7.80 per share which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008 which had an average stock price of $12.90 per share. We reconciled the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

Our forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. Our historical growth rates and operating results are not indicative of our future growth rates and operating results as a consequence of our transformation from a commercial wireless service provider to a U.S. government defense contractor. The decline in revenues, which was expected by us, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Certain of the contract awards that were legacy small business awards to businesses which we acquired may result in a reduction of revenues when the contracts are completed and recompeted and awarded to us as a subcontractor rather than as a prime contractor. We believe that the expected impact to our revenues will not be material related to this conversion. Our projected growth rates take into consideration this anticipated impact on small business awards.

Our contracts are long-term in nature and are supported by significant backlog. Because our contracts are of a long-term nature and a majority of our receivables are with agencies within the U.S. government or we are a subcontractor to a customer whose receivables are with agencies within the U.S. government, we are not subject to significant short term changes in operating cash flow. Moreover, because of the nature of our current business we do not have significant capital expenditure requirements. Additionally, our contract base is highly diversified and the loss of any one contract would not impact revenues by more than 6%. In addition, we did not assume a recovery of the global or national economy in our cash flow projections in either analysis. The charge does not impact our normal business operations.

Other Expense, Net.  Other expense, net increased from $7.9 million to $15.0 million for the nine months ended September 27, 2009 and September 26, 2010, respectively. The increase in other expense of $7.1 million is primarily related to an increase in interest expense of $3.9 million as a result of the write-off of deferred financing fees associated with our prior credit facilities and an increase in interest expense as a result of the $225.0 million offering of the Original Notes partially offset by a decrease of $1.0 million in other expense primarily related to the non-cash charges to mark our interest rate derivative to market.

Provision for Income Taxes.  Provision for income taxes decreased from a provision of $0.5 million on a loss of $38.3 million before income taxes for the nine months ended September 27, 2009 to a benefit of $12.5 million on income before income taxes of $1.5 million for the nine months ended September 26, 2010. The provision for the nine months ended September 27, 2009 was primarily due to current state taxes. The benefit for the nine months ended September 26, 2010 was primarily related to the acquisitions of Gichner and DEI. In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $16.2 million and $1.3 million for the increase in the financial statement basis of the acquired assets of Gichner and DEI, respectively. As a result of our ability to offset deferred tax assets for these deferred tax liabilities, we released the valuation allowances against our deferred tax assets and recognized an income tax benefit of $13.5 million. This benefit was partially offset by current state taxes of $1.0 million.

Income (Loss) from Discontinued Operations.  Loss from discontinued operations improved from a loss of $3.1 million to income of $0.1 million for the nine months ended September 27, 2009 and September 26, 2010, respectively. In 2009, $2.0 million of the loss was related to the impairment of assets related to the Southeast Division recorded to reflect management’s estimate of the fair value of this business. In 2010, the income was primarily due to a reduction in liabilities as a result of the final settlement of sales and use tax liabilities related to our discontinued wireless deployment business partially offset by losses in the Southeast Division. Revenues generated by these businesses were approximately $4.1 million and $2.2 million for the nine months ended September 27, 2009 and September 26, 2010, respectively. Excluding the impairment charge, losses before taxes were $1.5 million for the nine months ended September 27, 2009 and $0.7 million for the nine months ended September 26, 2010. For the nine months ended September 27, 2009 and September 26, 2010, we recognized a tax benefit of $0.4 million and $0.8 million, respectively, primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies.  In August 2010, the Company divested its Southeast Division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

Backlog

As of September 27, 2009 and September 26, 2010, our backlog was approximately $620 million and $660 million, respectively, of which $130 million was funded in 2009 and $285 million in 2010. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

We ended the third quarter of 2010 with a cash balance of $51.3 million, compared with a cash balance of $9.9 million at the end of 2009. Our net debt (total debt less cash and cash equivalents) increased by $128.2 million, from $45.5 million on December 27, 2009 to $173.7 million at September 26, 2010. This increase was the result of the offering of the Original Notes in the aggregate amount of $225.0 million, the proceeds of which were primarily used to (i) finance the acquisition of Gichner for a total purchase price of $133.0 million, (ii) refinance existing debt of $54.5 million under our senior secured credit facility with KeyBank and Bank of America Securities, LLC, (iii) finance the acquisition of DEI, and (iv) provide additional cash for general corporate purposes. Concurrent with the completion of the offering of the Original Notes, we entered into the May 2010 Credit Agreement with certain lenders and with KeyBank, for a four year senior secured revolving credit facility in the amount of $25.0 million.

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

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine months ended September 27, 2009	Nine months ended September 26, 2010
Net cash provided by operating activities of continuing operations	$23.2	$24.7

Cash provided by operating activities from continuing operations for the nine months ended September 26, 2010 includes $1.5 million in transaction costs paid related to the Gichner and DEI acquisitions.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Nine months ended September 27, 2009	Nine months ended September 26, 2010
Investing activities:
Cash paid for contingent acquisition consideration	$(3.0)	$—
Cash paid for acquisitions, net of cash acquired	(1.0)	(142.3)
Payments from the disposition of discontinued operations	(2.4)	—
Other, net	(0.3)	(1.4)
Net cash used in investing activities from continuing operations	$(6.7)	$(143.7)

On May 19, 2010, we purchased Gichner for $132.9 million net of cash acquired of $0.1 million. On August 9, 2010, we purchased DEI for $9.0 million, net of cash acquired of $0.0 million. In September 2010, we paid $0.4 million related to the Contingent Consideration for the DEI acquisition as a result of a collection milestone that was achieved.  For the nine months ended September 27, 2009, cash paid for contingent acquisition consideration accounted for the most significant outlays for investing activities as a result of the implementation of our strategies to diversify our business while focusing on our core competencies. During the nine months ended September 27, 2009, we made the final holdback payment of $2.4 million for the MRC acquisition and the first holdback payment of $0.6 million related to the Haverstick acquisition. In addition, we paid $1.5 million to Platinum Equity related to the working capital adjustment for the sale of our domestic wireless business which was partially offset by proceeds of $0.4 million related to the sale of our discontinued SYS commercial businesses.

Cash provided by (used in) financing activities from continuing operations is summarized as follows (in millions):

	Nine months ended September 27, 2009	Nine months ended September 26, 2010
Financing activities:
Issuance of long-term debt	$—	$225.0
Proceeds from the issuance of common stock	17.7	—
Borrowings under credit facility	5.0	61.9
Repayments under credit facility	(27.3)	(116.3)
Payments of subordinated debt	(2.1)	(0.5)
Debt issuance costs	—	(10.6)
Other	0.3	1.2
Net cash provided by (used in) financing activities from continuing operations	$(6.4)	$160.7

During the nine months ended September 26, 2010, cash provided by financing activities was primarily related to the proceeds from the offering of the Original Notes in the aggregate amount of $225.0 million, which proceeds were primarily used to finance the acquisitions of Gichner and DEI, as well as, refinance our senior secured credit facility with KeyBank and Bank of America, N.A.

During the nine months ended September 27, 2009, cash used in financing activities was primarily related to payments of $2.1 million on the subordinated debt we assumed in the SYS acquisition and principal payments under the terms of our credit facility.

Cash used in discontinued operations is summarized as follows (in millions):

	Nine months ended September 27, 2009	Nine months ended September 26, 2010
Net cash flows used in discontinued operations	$(2.9)	$(0.3)

The cash flows used by discontinued operations decreased by $2.6 million primarily as a result of the use of less cash by the SYS commercial businesses which were sold during the first quarter of 2009 and collection of  receivables in our Southeast Division in 2010.

Contractual Obligations and Commitments

May 2010 10% Senior Secured Note Offering

On May 19, 2010, we issued the Original Notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. On August 11, 2010, the Company completed an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes. In the exchange offer, we offered to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act. The Exchange Notes have substantially similar terms as the Original Notes, except that the Exchange Notes do not have transfer restrictions or registration rights. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. We will pay interest on the Exchange Notes semi-annually, in arrears, on June 1 and December 1 of each year, beginning December 1, 2010.

The Exchange Notes are secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Exchange Notes have a first priority lien on substantially all assets of the Company and the guarantors, except accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Exchange Notes have a second priority lien to the $25.0 million revolving line of credit described below.

The Exchange Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 26, 2010 the Company was in compliance with the covenants contained in the Exchange Notes.

On or after June 1, 2014, we may redeem some or all of the Exchange Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such notes through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Exchange Notes at 110% of the aggregate principal amount of the Exchange Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Exchange Notes at any time prior to June 1, 2014, by paying a “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

$25 Million Credit Facility

On May 19, 2010, we entered into the May 2010 Credit Agreement with KeyBank, each of our subsidiaries, as guarantors, and the lenders party thereto, for a four year senior secured revolving credit facility in the amount of $25.0 million. The Revolver is secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Revolver has a second priority lien to the Exchange Notes.

The Revolver is available for four years and may be increased to $45.0 million. The increases in the Revolver are subject to the consent of KeyBank and compliance with covenants in the Exchange Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $25.0 million. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, then we are required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

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

As of September 26, 2010 we had no outstanding borrowings on the Revolver and $2.3 million in outstanding letters of credit resulting in net availability of $22.7 million. We were in compliance with the covenants contained in the Revolver as of September 26, 2010.

$60 Million Credit Facility

Prior to May 19, 2010, we had a revolving credit facility with KeyBank, as administrative agent and lender, in the aggregate principal amount of $60.0 million, which was secured by the assets of the Company and its subsidiaries. This Second Credit Facility was entered into on March 3, 2010 and was comprised of (i) $35.0 million term loan facility and (ii) $25.0 million revolving line of credit. Bank of America, N.A., was syndication agent and lender, and KeyBanc Capital Markets and Banc of America Securities LLC, acted as co-lead arrangers and book runners. All rates were subject to a LIBOR floor of 2.75% and a “prime rate” floor of 5.25%. On May 19, 2010 the outstanding balance of $54.5 million was paid in full. As a result of the refinance, we recorded an interest charge of approximately $1.7 million in the second quarter of 2010 relating to the write-off of previously deferred financing costs.

$85 Million Credit Facility

Prior to March 3, 2010, we had a credit facility of $85.0 million with KeyBank, as administrative agent. This First Credit Facility provided for (i) two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million and (ii) a first lien $25.0 million revolving line of credit. The First Credit Facility was secured by the assets of the Company and its subsidiaries. KeyBank held the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, held the first lien term note.

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

Notes Acquired in Acquisition of SYS

During 2010, convertible notes of approximately $1.0 million which were acquired as a result of the SYS acquisition were paid in full. In August of 2010, the Company paid-off approximately $0.5 million of the notes plus accrued interest in cash.  Holders of approximately $0.5 million of the notes elected to have their notes converted into approximately 45,000 shares of the Company’s common stock.

Contingent Consideration related to the DEI Transaction

The DEI Agreement provides that upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company shall pay the former stockholders of DEI certain additional Contingent Consideration.  The potential undiscounted amount of all future Contingent Consideration that may be payable by the Company under the DEI Agreement is between zero and $12.3 million.  The Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $8.6 million.

Other Liquidity Matters

On October 5, 2010, we announced that the Company had entered into the HBE Agreement, with Hammer Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and Henry Bros. Electronics, Inc., a Delaware corporation. Pursuant to the terms and subject to the conditions set forth in the HBE Agreement, Merger Sub will merge with and into HBE, and HBE will continue as the surviving corporation and as a wholly-owned subsidiary of the Company.

Pursuant to the terms of the HBE Agreement, the Company will acquire all outstanding shares of HBE common stock in a cash merger valued at approximately $45 million.  Upon completion of the Merger (i) each outstanding share of HBE common stock (other than shares of HBE common stock owned by the Company, Merger Sub, or HBE stockholders, if any, who have perfected statutory dissenters’ rights under Delaware law) will be converted into the right to receive $7.00 in cash, without interest, (ii) all outstanding options to purchase HBE common stock will be assumed by the Company and converted into options to purchase common stock of the Company; and (iii) all warrants to purchase HBE common stock, whether or not then exerciseable or vested, shall be canceled.  The number of shares of common stock of the Company subject to each Assumed Option and the exercise price of each such option will be appropriately adjusted based on the exchange ratio, which shall be equal to 0.6552.  See Note 15 to the Notes to the Condensed Consolidated Financial Statements for a further discussion of this transaction.

On October 12, 2010, the Company sold approximately 2.5 million shares of its common stock at a purchase price of $10.20 per share in an underwritten public offering. The Company received gross proceeds of approximately $25.8 million. After deducting underwriting fees and other offering expenses, the Company received approximately $24.6 million in net proceeds. The Company expects to use the net proceeds from this transaction to fund the purchase price for the acquisition of HBE. To the extent that the net proceeds are not applied to the HBE acquisition, the Company intends to use the proceeds for general corporate purposes, including the funding of potential strategic acquisitions and other general corporate expenses.

At September 26, 2010, we had working capital of $92.5 million compared to $37.1 million at December 27, 2009. The increase was primarily due to the acquisition of Gichner and issuance of the Original Notes. We believe that our cash on hand, together with funds available under the Revolver and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months.

We may also pursue business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Revolver, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

As discussed in Part II, Item 1A, “Risk Factors” of the 2009 Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control.

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

For the nine months ended September 26, 2010, there have been no significant changes to our Critical Accounting Policies or Estimates compared to the significant accounting policies described in the 2009 Form 10-K, with the following exceptions:

In accounting for the Company’s long-term contracts for production of products provided to the federal government, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of ASC Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

Other new accounting pronouncements issued or effective during the nine month period ended September 26, 2010 have not had or are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At September 26, 2010, we had no debt outstanding that was subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under our Revolver discussed in Item 2 of this Report. Based on our current outstanding balances as a result of the refinancing in May 2010, a 1% change in the LIBOR rate would not impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to nonperformance on our prior credit facilities.

Cash and cash equivalents as of September 26, 2010 were $51.3 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the nine month period ended September 26, 2010.

Item 4.  Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was previously a defendant in two derivative lawsuits, In re Wireless Facilities, Inc. Derivative Litigation, Lead Case No 04CV1663-JAH and In re Wireless Facilities, Inc. Derivative Litigation, California Superior Court, San Diego County, Lead Case GIC 834253. In October 2009, the parties reached an agreement in principle to settle all claims. In March 2010, the district court granted final approval of the proposed settlement and issued its Final Judgment and Order of Dismissal. In May 2010, all appeal rights expired. The details of the settlement are set forth in the settlement papers filed with the court.

Except as described above, there have been no material developments in our legal proceedings since December 27, 2009. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 27, 2009.

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

Our new credit facility contains restrictive covenants that could limit our ability to operate our business and, if not satisfied, could result in the acceleration of any amounts then due under the credit facility.

The agreement governing our credit facility subjects us to various financial and other covenants with which we must comply. These covenants require that we maintain a minimum fixed charge coverage ratio and include restrictions on our ability to:

•                  incur additional debt;

•                  create or incur liens;

•                  bid on or perform work due to limits on the amount of performance bonds that may be secured by letters of credit;

•                  pay dividends or make other equity distributions to our stockholders;

•                  make investments and effect certain acquisitions;

•                  sell assets;

•                  issue or become liable on a guarantee;

•                  create or acquire new subsidiaries; and

•                  effect a merger or consolidation of, or sell all or substantially all of our assets.

Upon the occurrence of any event of default under our credit agreement, our lenders could elect to declare all amounts then outstanding on our credit facility, together with accrued interest, to be immediately due and payable. If our lenders were to accelerate payment of these amounts, we may not have sufficient assets to repay them in full. In addition, if we fail to comply with these financial and other covenants, or are otherwise unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders may be permitted under certain circumstances to deny future access to liquidity, seize control of substantially all of our assets and exercise other remedies provided for in those agreements and under applicable law.

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, including our credit facility and operating cash flows, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our credit facility or through public or private debt or equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets may continue indefinitely or intensify, which could adversely affect our ability to access these markets. Limitations on our borrowing base contained in our credit facility may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our credit facility which, if not waived, would restrict our access to capital and could require us to pay down our existing debt under the credit facility. Our lenders may not agree to extend additional or continuing credit under our credit facility or waive restrictions on our access to capital. If we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders’ equity ownership. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Federal and state income tax laws impose restrictions on the utilization of NOLs and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Code. In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. We believe that an “ownership change” may have occurred which could limit the utilization of the loss carryforwards. We are currently evaluating the extent of the limitation on our annual utilization of the NOL carryforwards. Any potential limitation would not impact the income tax provision for the quarter ended September 26, 2010. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change”. If and when an “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.

Risks Related to Our Recent Acquisition of Gichner Holdings, Inc.

We may not realize the anticipated benefits of our recent acquisition of Gichner because of integration difficulties.

On May 19, 2010, we acquired 100% of the voting equity interests of Gichner headquartered in Dallastown, Pennsylvania, pursuant to the Purchase Agreement.  Integrating the operations of the businesses of Gichner successfully or otherwise realizing any of the anticipated benefits of the acquisition of Gichner, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of the acquisition will depend in part on the integration of information technology (“IT”) operations and personnel. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

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

We may not successfully integrate the operations of the businesses of Gichner in a timely manner, and we may not realize the anticipated benefits and synergies of the acquisition of Gichner to the extent, or in the time frame, anticipated.

We significantly increased our leverage in connection with our financing of our acquisition of Gichner.

We incurred approximately $225.0 million of indebtedness in the form of 10% Senior Secured Notes in connection with our financing of our acquisition of Gichner. As a result of this indebtedness, our interest payment obligations have increased. The degree to which we will be leveraged could have adverse effects on our business, including the following:

•                  it may make it difficult for us to satisfy our obligations under the Original Notes or the Exchange Notes, and our other indebtedness and contractual and commercial commitments;

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

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on the Original Notes and the Exchange Notes and our other indebtedness.

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

As a result of the acquisition of Gichner, we use hazardous materials common to the industry in which Gichner operates. We are required to follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials, including the Clean Air Act, the Clean Water Act, the Resource Conservation and

Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Toxic Substances Control Act. We could be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur significant other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customers’ delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits and adversely affect our financial condition. Permits are required for our operations, and these permits are subject to renewal, modification and, in some cases, revocation.

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

Risks Related to the Proposed Acquisition of HBE

The proposed acquisition of HBE may not be completed within the expected timeframe, or at all, and the failure to complete such acquisition could adversely affect our stock price and our future business and financial results.

On October 5, 2010, we entered into the HBE Agreement.  The HBE Agreement is an executory contract subject to numerous closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed merger are not satisfied (or waived by the other party), we may not complete the Merger or realize the anticipated benefits thereof. Disputes regarding interpretations of the HBE Agreement could also delay or prevent the closing. In addition, the market price of our common stock may reflect various market assumptions as to whether and when the proposed merger will occur. Consequently, the failure to complete the Merger within the expected timeframe, or at all, could result in a significant change in the market price of our common stock.

We may experience difficulties in integrating HBE’s business and realizing the expected benefits of the proposed Merger.

Our ability to achieve the benefits we anticipate from the proposed Merger will depend in large part upon whether we are able to integrate HBE’s business into our business in an efficient and effective manner. Because the businesses of HBE and the Company differ, we may not be able to integrate HBE’s business smoothly or successfully and the process may take longer than expected. The integration of certain operations and the differences in operational culture following the Merger will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. If we are unable to successfully integrate the operations of HBE’s business into our business, we may be unable to realize the revenue growth and other anticipated benefits we expect to achieve as a result of the proposed Merger and our business and results of operations could be adversely affected.

The announcement and pendency of the proposed Merger may cause disruptions in our and/or HBE’s business, which could have an adverse effect on our business, financial condition or results of operations.

The announcement and pendency of the proposed Merger could cause disruptions in the business of HBE. Specifically:

•                  current and prospective employees of HBE may experience uncertainty about their future roles with the Company, which might adversely affect the ability of HBE to retain key personnel and attract new personnel;

•                  current and prospective customers of HBE may experience uncertainty about the ability of HBE to meet their needs, which might cause customers to seek other suppliers for the products and services provided by HBE; and

•                  management’s attention has been focused on the Merger, which may divert management’s attention from the core business of HBE and other opportunities that could have been beneficial to HBE.

This could have an adverse effect on the business, financial condition or results of operations of HBE prior to the completion of the Merger and on us following consummation of the Merger. These disruptions to HBE’s business could be exacerbated by a delay in the completion of the Merger.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed— Furnished Herewith
2.1

Stock Purchase Agreement, dated as of April 12, 2010, by and between Kratos Defense & Security Solutions, Inc. and the Stockholders of Gichner Holdings, Inc.  Certain schedules and exhibits referenced in the Stock Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

		8-K	04/12/10

3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01

3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01

3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Kratos Defense & Security Solutions, Inc.	8-K/A	06/05/02

3.4	Certificate of Designation of Series C Preferred Stock of Kratos Defense & Security Solutions, Inc.	8-K	12/17/04

3.5	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07

3.6	Certificate of Amended to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/09

3.7	Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	05/17/10

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

Date: November 4, 2010