Form 10-K
period 2010-12-26
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2011-03-02
CIK 1069258

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting stock common stock (together, the "Common Stock") held by non-affiliates as of the last business day of the most recently completed second fiscal quarter (June 27, 2010) was approximately $150.9 million, based on the closing sale price on the NASDAQ Global Select Market on that date.*

*
Excludes the Common Stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the Common Stock outstanding on June 27, 2010. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

         The number of shares outstanding of Common Stock was 23,683,100 as of February 18, 2011.

Documents Incorporated by Reference

        Portions of Part II of this annual report on Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant's 2011 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2010

        All references to "us," "we," "our," the "Company" and "Kratos" refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Annual Report") contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward looking statements. Forward looking statements may include, but are not limited to, statements relating to our future financial performance, the growth of the market for our services, expansion plans and opportunities and statements regarding our intended uses of the proceeds of the securities offered hereby. In some cases, you can identify forward looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology.

        Forward looking statements reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward looking statements, including the factors listed below. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Certain of these are important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward looking statements, including, but not limited to those specifically addressed in Item 1A. "Risk Factors" in this Annual Report, as well as those discussed elsewhere in this Annual Report.

        These forward looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. You should not place undue reliance on forward looking statements. Except as required by law, we assume no responsibility for updating any forward looking statements nor do we intend to do so. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking.

PART I

Item 1.    Business

Overview

        We are a specialized national security business providing mission critical products, services and solutions for United States national security priorities. Our core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance ("C5ISR"); related cybersecurity; cyberwarfare; information assurance and situational awareness solutions; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for Ballistic Missile Defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems ("UAVs"); and advanced network engineering and information technology services. We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas.

        Our primary end customers are United States Federal Government agencies, including the Department of Defense ("DoD"), classified agencies, intelligence agencies, other National Security agencies and Homeland Security related agencies. We believe our stable client base, strong client relationships, broad array of contract vehicles, considerable employee base possessing national security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

        We provide products, solutions and services for a wide range of established, deployed and operating national security platforms, including, but not limited to: Aegis Ballistic Missile Defense systems, M1 Abrams tanks, Bradley fighting vehicles, F-5 Tiger, HiMARS, Chaparral and Hawk missile systems, Kiowa AH-60 helicopters, DDG-1000 Zumwalt destroyers, attack and missile submarines, certain intelligence surveillance and reconnaissance systems and various unmanned systems.

        Prior to 2008, we were also an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. Government and enterprise customers. In 2006 and 2007, we undertook a transformation strategy whereby we divested our commercial wireless-related businesses and chose to pursue business with the federal government, primarily the DoD, through strategic acquisitions. On September 12, 2007, we changed our name from Wireless Facilities, Inc. to Kratos Defense & Security Solutions, Inc. Our new name reflects our revised focus as a defense contractor and security systems integrator for the federal government and for state and local agencies. In connection with our name change, we changed our NASDAQ Global Select Market trading symbol to "KTOS".

        We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions and Public Safety and Security. We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 14 of the Notes to the Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

  Kratos Government Solutions ("KGS") Segment

        The KGS segment provides products, solutions and services primarily for mission critical National Security priorities. KGS customers primarily include National Security related agencies, the Department of Defense, intelligence agencies and classified agencies. Our work includes weapon systems sustainment, lifecycle support and extension; C5ISR services, including related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation, UAV products and technology, and advanced network engineering and information technology services; and public safety, security and surveillance systems integration. We produce products, solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and warfighter systems.

  Public Safety and Security ("PSS") Segment

        Our PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical information, security and surveillance systems for government and commercial applications. Our solutions include designing, installing and servicing building technologies that protect people, critical infrastructure, assets, information and property and make facilities more secure and efficient. We provide solutions in such areas as the design, engineering and operation of command and control centers; the design, engineering, deployment and integration of access control; building automation and control; communications; digital and closed circuit television security and surveillance; fire and life safety; maintenance and services and product support services.

        We provide solutions for customers in the critical infrastructure, power generation, power transport, nuclear energy, financial, information technology, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers. For example, we provide biometrics and other access control technologies to customers such as pipelines, electrical grids, municipal port authorities, power plants, communication centers, large data centers, government installations and other commercial enterprises.

Competitive Strengths

        We believe we have robust capabilities and past performance qualifications in our respective business areas, including a work force that is experienced with the various programs we service and the customers we serve. Additionally, the majority of our employees have national security clearances specifically related to the customers they work for and the contracts which they work on. We believe the following key strengths distinguish us competitively:

  •
  Significant and highly specialized experience.  Through existing customer engagements and the government-focused acquisitions we have completed over the past several years, we have amassed significant and highly specialized experience in areas directly related to C5ISR weapon system life-cycle extension and sustainment; missile, rocket and weapons system testing and evaluation; military range operations and technical services, and other highly differentiated services and solutions. This collective experience, or past performance qualifications, is a requirement for the majority of our contract vehicles and customer engagements. Further enhancing our specialized expertise, a majority of our approximately 2,900 employees have national security clearances, including top secret and higher. We believe these characteristics represent a significant competitive strength and position us to win renewal or follow-on business.

  •
  Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threat posed by certain foreign nations and terrorists have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding relatively low-cost, high-technology solutions to assist in national security missions. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government:

  •
  Intelligence, surveillance and reconnaissance

  •
  Command, control and combat systems

  •
  Unmanned systems

  •
  Ballistic missile defense

  •
  Cyber security and information assurance

        We believe our strategy has been confirmed through our established positions on 11 of the top 15 DoD programs in terms of total procurement and research, development, testing and evaluation spending, including the F-35 Lightning II, multiple missile defense programs, Bridge Combat Team, multiple unmanned aerial vehicle ("UAV") programs, Blackhawk helicopter and related variants, CVN-21 Carrier Replacement, DDG-51 Aegis Destroyer, Littoral Combat Ship and others.

  •
  Strategic geographic locations and base realignment and closure.  The U.S. Base Realignment and Closure Act of 2005 ("BRAC") is the congressionally authorized process the DoD has implemented to reorganize its base structure to fewer, larger bases in order to support U.S. armed forces more efficiently and effectively, increase operational readiness and facilitate new ways of doing business. As a result of the DoD's BRAC transformation, we have concentrated part of our business strategy on building a significant presence in key BRAC receiving locations where the U.S. Federal Government is relocating its personnel and related technical and professional services. We believe our focus on increasing our strategic presence in key BRAC receiving locations will provide us with a significant competitive advantage.

  •
  Diverse base of key contracts with low concentration.  As a result of our business development focus on securing key contracts, we are a preferred contractor on numerous multi-year, government-wide acquisition contracts ("GWACs") and multiple award contracts. Our preferred contractor status provides us with the opportunity to bid on hundreds of millions of dollars of business each year against a discrete number of other pre-qualified companies. We have a highly diverse base of contracts with no contract representing more than 5% of 2010 revenue. Our fixed-price contracts, almost all of which are production contracts, represent approximately 57% of our 2010 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 22% and 21%, respectively, of our 2010 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.

  •
  In-depth understanding of client missions.  We have a reputation for providing mission-critical services and solutions to our clients. Our relationships with our U.S. Army, U.S. Navy and U.S. Air Force customers generally exceed 10 years, enabling us to develop an in-depth understanding of their missions and technical needs. In addition, we have employees located at customer sites, providing us valuable strategic insights into our clients' ongoing and future program requirements. Our in-depth understanding of our clients' missions, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our clients' specific requirements and evolving mission objectives. In addition, once we are on-site with a customer, we have historically been successful in winning recompete business in the vast majority of cases.

  •
  Significant cash flow visibility driven by stable backlog.  As of December 26, 2010, our total backlog was approximately $674 million, of which approximately $292 million was funded backlog. The majority of our sales are from orders issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts.

  •
  Highly skilled employees and an experienced management team.  We deliver our services through a skilled workforce of approximately 2,900 employees. Our senior managers have significant experience with U.S. Federal Government agencies, the U.S. military and federal government contractors. Members of our management team have experience growing businesses both organically and through acquisitions. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable employee base, the majority of which hold national security clearances, allows us to qualify for and bid on larger projects in a prime contracting role.

Services and Solutions

        We provide a range of integrated engineering, war fighter, security and information technology services, solutions, and products by leveraging our core service offerings: C5ISR weapons systems lifecycle sustainment, support, and extension; military range operations and technical services; missile and rocket test and evaluation; security systems integration; manufacturing of tactical combat vehicle shelters for C5ISR systems, weapon systems and warfighters; and learning, performance and training solutions.

C5ISR (Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance)

        In the area of C5ISR, we are involved in a wide range of services, including installation, upgrade and maintenance of command, control, computing, and surveillance systems for customers such as the Joint Inter Agency Task Force- south ("JIATF"), the Naval Undersea Warfare Center (NUWC) and the Space and Naval Warfare Systems Center (SPAWAR). We are also involved in the study, research and development of exotic sensors, including Electrical-Optical/Infrared ("EO/IR") sensors, for our customers.

Weapon Systems Lifecycle Sustainment, Support and Extension

        We provide weapons systems life cycle sustainment, support, and extension services for the DoD and foreign governments. These services focus on maintaining, testing and repairing certain weapons systems for the war fighter.

Manufacturing of tactical combat vehicle shelters for C5ISR systems, unmanned aerial systems, weapon systems and warfighters

        We provide tactical combat vehicle shelters for C5ISR systems, weapon systems and warfighters. Our tactical military facilities and products include lightweight, high-strength enclosures for widely recognized military programs and platforms, as well as ruggedized and readily transported enclosures. Many of our products include High Altitude Electromagnetic Pulse ("HEMP") protection, and other types of electromagnetic, electronic warfare and other protections. Our product design approach focuses on highly engineered enclosures and facilities that have the flexibility to be modified to customer specifications. We routinely design, integrate and install components into our standard products, such as command, control and communication systems infrastructure, racks and cabinets and power distribution and lighting, among others.

Missile and Rocket Test and Evaluation

        We have expertise in the area of ballistic missile and rocket test and evaluation services, which are primarily dedicated to United States Ballistic Missile Defense (BMD) missions. This includes exclusive rights to the design and manufacture of the motor on the Oriole Rocket System and ancillary hardware for sounding rockets, suborbital research and target services together with both intellectual property and subject matter expertise in sensors and modeling and simulation associated with a wide range of missile technologies. Additionally, this area of our business develops and produces low-cost ballistic missile defense targets. These ballistic missile targets or AEGIS Readiness Assessment Vehicles (ARAVs) are a key element in U.S. AEGIS based Ballistic Missile Defense forces.

Security Systems Integration

        We have broad experience integrating security services and solutions across a number of network and communications platforms. In particular, our non-federal business has extensive experience and has developed significant customer relationships by providing best-in-class systems integration services on a variety of platforms including digital (IP) surveillance and security, building automation systems and controls, fire and life safety systems, access control and perimeter protection, and service and maintenance of the aforementioned systems.

        We have comprehensive experience providing engineering services at any phase of a project lifecycle including program management, engineering design, system engineering, operations and maintenance, integrated telecommunications, and warfare systems training.

        We also develop and produce network management and protection proprietary products—NeuralStar and dopplerVUE.

Missile Range Operations and Technical Services

        A key area of differentiation for us is within the missile range and technical service areas. We have resources stationed at many major weapons and targets range locations throughout the United States, including Naval Air Warfare Center Pt. Mugu, Hawaii Pacific Missile Range, Fort Bliss, Texas, and White Sands Missile Range, New Mexico. Our services include aerial target operations and maintenance, surface target operations and maintenance, missile systems operations and maintenance, range operations planning and support, hazardous materials management, supply and logistics support, and manufacturing.

Learning, Performance and Training Solutions

        Our learning, performance and training solutions consist of a broad range of products and service capabilities to deliver training solutions and web-enabled or satellite based interactive distance learning for customers in the DoD, other government agencies, universities and commercial organizations. Our training solutions include services, product development, and tools addressing a wide range of related disciplines that include human performance factors, job and task analysis, competencies definitions, skills and knowledge building via multiple delivery mediums, tracking, assessment, evaluation, and trend analysis. In addition, we develop and provide classroom based and e-learning training and education programs and Net-Centric Human Systems Integration (HSI) solutions.

        We offer a range of IT services and solutions from conceptual network planning to system service and maintenance. We also offer our proprietary software based network management products via software license and maintenance sales which also serve as a platform for incremental network based services work. We have extensive experience building complex and secure networks for the federal government, and we possess in-depth experience with network operations centers. Our services include network operations centers, help desks, system maintenance, system upgrades, configuration management, data warehousing, commercial off the self ("COTS") selection and integration, and high performance computing.

Our Strategy

        Our strategy is to aggressively grow our business as a leading provider of highly differentiated products, solutions and services in our core areas of focus as noted above by delivering comprehensive, high-end engineering services, technical solutions, product manufacturing, and information technology solutions to federal government agencies, while improving our margin rates and overall profitability. To achieve our objective, we intend to accelerate internal growth and pursue strategic acquisitions.

Accelerate Internal Growth

        We are focused on accelerating our internal growth rate by capitalizing on our current contract base and customer relationships, expanding product, solution and service offerings provided to our existing clients, expanding our client and contract base, improving our operating margins, capitalizing on corporate infrastructure investments and concentrating on high value-added contracts.

        Capitalize on Current Contract Base.    We are pursuing new program and contract opportunities and awards, as we build the business, with our expanding customer base, contract portfolio, and product, solution and service offerings. We are aggressively pursuing task orders under existing contract vehicles to maximize our revenue and strengthen our client relationships, though there is no assurance that the federal government will make awards up to the ceiling amounts or that we will be awarded any task orders under these vehicles. We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our clients' needs, should position us to win additional task orders.

        Expand Product, Solution and Service Offerings Provided to Existing Clients.    We are focused on expanding the products, solutions and services we provide to our current clients by leveraging our strong relationships, technical capabilities and past performance record, and by offering a wider range of comprehensive solutions as we continue to acquire companies with new areas of specialization. In regard to new areas of specialization, two of our recent acquisitions have expanded our service offerings to include manufacturing of tactical combat vehicle shelters for C5ISR systems, unmanned systems, weapon systems and warfighters. We believe our understanding of client missions, processes and needs, in conjunction with our full lifecycle IT offerings, including cybersecurity, cyberwarfare and situational awareness, positions us to capture new work from existing clients as the federal government continues to increase the volume of IT services contracted to professional services providers. Moreover, we believe our strong past performance record positions us to expand the level of services we provide to our clients as the federal government places greater emphasis on past performance as a criterion for awarding contracts.

        Expand Client and Contract Base.    We are also focused on expanding our client base into areas with significant growth opportunities by leveraging our capabilities, industry reputation, long-term client relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue additional higher value work and to further diversify our revenue base across the federal government. Our long-term relationships with federal government agencies, together with our GWAC vehicles, give us opportunities to win contracts with new clients within these agencies.

        Improve Operating Margins.    We believe that we have opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, improving efficiencies and reducing costs, and concentrating our efforts on increasing the percentage of revenues generated from high value-added contracts.

        Capitalize on Corporate Infrastructure Investments.    In recent periods, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience in the national security business, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements, expanding our Sensitive Compartmented Information Facilities and other corporate facilities, and expanding our backlog and bid and proposal pipeline. We will be allocating additional resources in our pursuit of new and larger contract opportunities, leveraging our increased scale and robust past performance qualifications. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

        Concentrate on High Value-Added Contracts.    We expect to improve our operating margins as we strive to increase the percentage of revenue we derive from our work as a contractor and from engagements where contracts are awarded on a best value, rather than on a low cost, basis. The federal government's move toward performance-based contract awards to realize greater return on its investment has resulted in a shift to greater utilization of best value awards. We believe this shift will enable us to expand our operating margins as we are awarded more contracts of this nature.

Pursuit of Strategic Acquisitions

        We intend to supplement our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security ("DHS") and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience.

  Pending Acquisition of Herley Industries, Inc.

        On February 7, 2011, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lanza Acquisition Co., our indirect wholly-owned subsidiary ("Merger Sub"), and Herley Industries, Inc. ("Herley"). Pursuant to the terms of the Merger Agreement we will acquire Herley through a tender offer by Merger Sub for all of Herley's outstanding common stock and a subsequent merger between Merger Sub and Herley (the "Merger"). Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, and electronic warfare systems. Herley has served the defense industry since 1965 by designing and manufacturing microwave devices for use in high-technology defense electronics applications. Herley's products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cybersecurity applications.

        The boards of directors of Kratos and Herley have approved the Merger Agreement and the transactions contemplated thereby. On February 25, 2011, pursuant to the terms of the Merger Agreement, Merger Sub commenced a tender offer (the "Offer") to purchase all of Herley's issued and outstanding shares of common stock, par value $0.10 per share (the "Herley Common Stock"), at a price of $19.00 per share in cash, without any interest thereon (the "Offer Price"). The Offer will remain open for 20 business days, subject to periods of extension through June 30, 2011 if the conditions to the Offer have not been satisfied at the end of any Offer period (subject to the parties' termination rights under the Merger Agreement).

  Acquisition in the PSS segment

        On December 15, 2010, we acquired Henry Bros. Electronics, Inc. ("HBE") in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by us and converted into options to purchase our common stock upon completion of the merger. HBE is a leading provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command and control systems for the protection of strategic assets and critical infrastructure in the U.S. HBE also has particular expertise in the design, engineering, deployment and operation of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include DoD agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure.

  Acquisitions in the KGS segment

        On December 7, 2010, we acquired Southside Container & Trailer, LLC ("Southside" or "SCT") for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million is being held as security for SCT's indemnification obligations as set forth in the Purchase Agreement and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration. The potential undiscounted amount of all future contingent consideration that may be payable by us under the Purchase Agreement is $3.5 million. Southside was a privately-held, premier provider of National Security related Command and Control Center, Law Enforcement, Military Aviation and Data Center Products, Shelters and Solutions for the United States Department of Defense, National Security agencies and related customers. Southside provides products and solutions for specialized war fighter and critical asymmetric warfare related missions. Representative end customers and program locations include the United States Army, Marine Corps, Special Operations Command, SPAWAR, Fort Bragg, Fort Lewis, Fort Bliss, Fort McGregor, Fort Irwin, Fort Stewart, the Border Patrol and the National Guard.

        On August 9, 2010, we acquired DEI Services Corporation ("DEI") in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010. Pursuant to the terms of that the applicable agreement and plan of merger (the "DEI Agreement"), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we will be obligated pay certain additional contingent consideration. The potential undiscounted amount of all future contingent consideration that may be payable by us under the DEI Agreement is between zero and $12.3 million. DEI designs, manufactures and markets full-scale training simulation products. In addition to the engineering and construction of physical simulators for air and ground military vehicles, DEI provides instructional design, courseware creation, learning application programming and other supporting services. Among DEI's most successful products are training and simulation solutions for fixed-wing aircraft (including the Tiger, Harrier and Prowler aircraft), rotor-wing aircraft (including Blackhawk, Chinook and Sea Stallion helicopters) and ground combat vehicles including the M1 Abrams Main Battle Tank and M2 Bradley Fighting Vehicle.

        On May 19, 2010, we acquired Gichner Holdings, Inc. ("Gichner") in a cash for stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ-7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform.

        On December 24, 2008, we acquired DFI in a stock for stock transaction valued at approximately $37.0 million. DFI provides Command, Control, Communications, Computing, Intelligence, Surveillance, and Reconnaissance ("C4ISR") and technical engineering services, UAV products and technology and has significant engineering, modeling and simulation capabilities. The acquisition of DFI has provided us with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to our existing customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command (ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers.

        On June 28, 2008, we acquired SYS Technologies ("SYS") for a purchase price of $55.9 million, including direct transaction costs of $2.4 million and estimated restructuring costs of $2.6 million to be paid by us. SYS provided a range of C4ISR and net-centric solutions to federal, state, and local governments as well as other customers. The combination of SYS and Kratos created a broad, complementary set of offerings, and positioned the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly-specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C4ISR.

Customers

        A representative list of our customers in our KGS segment during 2010 included the U.S. Air Force, U.S. Army, U.S. Navy, Missile Defense Agency, the Department of Homeland Security, NASA, Foreign Military Sales ("FMS"), the U.S. Southern Command, and U.S. Intel Community. In 2010, our customers in the PSS segment included Halliburton, Hess Corporation, Houston Community College, Texas A&M University, AT&T, Chevron, Mellon Bank, Calpine Power Plants, Capital Health, DuPont Fabros, Colonial Pipeline, BP America, The Houston Ballet, University of Houston, Meridian Health and Memorial Hermann Hospital System.

        Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 79%, 86% and 87% of total revenues in 2008, 2009, and 2010, respectively.

Backlog

        As of December 26, 2010 and December 27, 2009, our total backlog was approximately $674 million and $565 million, respectively, of which $292 million was funded as of December 26, 2010 and $124 million was funded as of December 27, 2009. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from GWACs or General Services Administration ("GSA") schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts, based on our experience under such contracts and similar contracts. Unfunded backlog also includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.

        Contracts undertaken by us may extend beyond one year. Accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog. Although funded backlog represents only business that is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts under the terms of which cancellation by the customer would entitle us to all or a portion of our costs incurred and potential fees.

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

Employees

        As of December 26, 2010, including the employees from the Southside and HBE acquisitions, we had a work force of approximately 2,900 full-time, part-time and on-call employees, the majority of which hold an active National Security clearance. We have one collective bargaining unit of approximately 22 employees which is represented by the International Association of Machinists & Aerospace Workers, AFL-CIO, White Sands Local Lodge 2515, Alamogordo, New Mexico.

Competition

        Our market is competitive and includes the full range of federal and non-federal engineering and IT service providers. Many of the companies that we compete against have significantly greater financial, technical and marketing resources, and generate greater revenues than we do. Competition in the federal business segment includes tier one, large federal government contractors, such as Northrop Grumman, Lockheed Martin, General Dynamics, SAIC, ITT Systems, Computer Sciences Corporation, ARINC, Raytheon, BAE Systems, and CACI. While we view government contractors as competitors, we often team with these companies in joint proposals or in the delivery of our services for customers. Tier two competitors include smaller and mid-tier government contractors such as NCI, Inc., VSE Corporation, Global Defense Technology & Systems, Inc., and Dynamics Research Corp. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, Ingersoll Rand, and Convergint.

        We believe that the principal competitive factors in our ability to win new business include past performance qualifications, domain and technology expertise, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility including the large number of personnel with government security clearances, and project management expertise. We believe our ability to compete also depends on a number of additional factors including the ability of our customers to perform the services themselves and competitive pricing for similar services.

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

Item 1A.    Risk Factors

        You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report, and other reports and filings made with the SEC in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the price of our common stock could decline. You should also refer to the other information contained in this Annual Report, including our consolidated financial statements and related notes.

Risks Related to the Proposed Acquisition of Herley

The proposed acquisition of Herley may not be completed within the expected timeframe, or at all, and the failure to complete such acquisition could adversely affect our stock price and our future business and financial results.

        On February 7, 2011, we entered into the Merger Agreement with Herley. The Merger Agreement is an executory contract subject to numerous closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), we may not complete the Merger or realize the anticipated benefits thereof. Disputes regarding interpretations of the Merger Agreement could also delay or prevent the closing. In addition, the market price of our common stock may reflect various market assumptions as to whether and when the proposed Merger will occur. Consequently, the failure to complete the Merger within the expected timeframe, or at all, could result in a significant change in the market price of our common stock.

We may experience difficulties in integrating Herley's business and realizing the expected benefits of the proposed Merger.

        Our ability to achieve the benefits we anticipate from the proposed Merger will depend in large part upon whether we are able to integrate Herley's business into our business in an efficient and effective manner. Because the businesses of Herley and Kratos differ, we may not be able to integrate Herley's business smoothly or successfully and the process may take longer than expected. The integration of certain operations, including Herley's international operations, and the differences in operational culture following the Merger will require the dedication of significant management resources, which may distract management's attention from day-to-day business operations. If we are unable to successfully integrate the operations of Herley's business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits we expect to achieve as a result of the proposed Merger and our business and results of operations could be adversely affected.

The announcement and pendency of the proposed Merger may cause disruptions in Herley's business, which could have an adverse effect on our business, financial condition or results of operations following completion of the Merger.

        The announcement and pendency of the proposed Merger could cause disruptions in the business of Herley. Specifically:

  •
  current and prospective employees of Herley may experience uncertainty about their future roles with Kratos, which might adversely affect the ability of Herley to retain key personnel and attract new personnel;

  •
  current and prospective customers of Herley may experience uncertainty about the ability of Herley to meet their needs, which might cause customers to seek other suppliers for the products and services provided by Herley; and

  •
  management's attention may be focused on the Merger, which may divert management's attention from the core business of Herley and other opportunities that could have been beneficial to Herley.

This could have an adverse effect on the business, financial condition or results of operations of Herley prior to the completion of the Merger and on us following the completion of the Merger. These disruptions to Herley's business could be exacerbated by a delay in the completion of the Merger.

Herley may have liabilities that are not known, probable or estimable at this time.

        As a result of the Merger, Herley will become our subsidiary and we will effectively assume all of its liabilities, whether or not asserted. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Herley. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We may learn additional information about Herley that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

The Merger may not be accretive and may cause dilution to the combined company's earnings per share, which may negatively impact the price of the common stock of the combined company following the completion of the Merger.

        We currently anticipate that the Merger will be accretive to the earnings per share ("EPS") of the combined company during the first full calendar year after the Merger is completed. This expectation is based on preliminary estimates and estimated purchase price valuations of amortizable purchased intangibles and assumes certain synergies expected to be realized by the combined company during such time, including the elimination of Herley's expenses related to operating as a publicly traded company and excluding the impact of merger related expenses. Such estimates and assumptions could materially change due to any changes in the final purchase price valuation of amortizable purchased intangibles, the failure to realize any or all of the benefits expected in the Merger or other factors beyond our control or the control of Herley. All of these factors could delay, decrease or eliminate the expected accretive effect of the Merger and cause resulting dilution to the combined company's EPS or to the price of the common stock of the combined company.

Risks Related to Our Business Currently and Following the Proposed Acquisition of Herley

Our business could be adversely affected by changes in the contracting or fiscal policies of the Federal Government and governmental entities.

        We derive a significant portion of our revenue from contracts with the U.S. Federal Government and government agencies and subcontracts under federal government prime contracts, and the success of our business and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Current projections of the DoD indicate that government spending is expected to decrease beginning in 2011. Any such reductions or other government budgetary constraints and any changes in government contracting policies could directly affect our financial performance. Among the factors that could adversely affect our business are:

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

        The entire federal government is currently operating under a Continuing Resolution authority for fiscal year ending September 30, 2011. The Continuing Resolution funds programs and services, including DoD budgets, at approximately the same levels as fiscal year 2010. The Continuing Resolution expires on March 4, 2011, after which, Congress will either pass a new appropriations bill, extend the Continuing Resolution, or shut down the government for all nonessential federal government services. An extension of the Continuing Resolution or a shut down of the government for all nonessential federal government services may adversely affect our sales, operating results and operating cash flows and possibly delay new awards.

We significantly increased our leverage in connection with the financing of recent acquisitions.

        We incurred approximately $225 million of indebtedness in the form of 10% Senior Secured Notes (the "Original Notes") in connection with the financing of our acquisition of Gichner. On August 11, 2010, we completed an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes (such exchanged notes, the "Exchange Notes"). As a result of this indebtedness, our interest payment obligations have increased. The degree to which we are leveraged could have adverse effects on our business, including the following:

  •
  it may make it difficult for us to satisfy our obligations under the Exchange Notes, and our other indebtedness and contractual and commercial commitments;

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

  •
  it may prevent us from raising the funds necessary to repurchase the Exchange Notes tendered to us if there is a change of control, which would constitute a default under the indentures governing the Exchange Notes and under our credit facility; and

  •
  it may decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

        If new debt is incurred, in connection with our proposed acquisition of Herley or otherwise, these risks may intensify. Our ability to meet our debt service obligations will depend upon our future performance, which may be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

Our credit facility contains restrictive covenants that could limit our ability to operate our business and, if not satisfied, could result in the acceleration of any amounts then due under the credit facility.

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

  •
  sell assets;

  •
  issue or become liable on a guarantee;

  •
  create or acquire new subsidiaries; and

  •
  effect a merger or consolidation, or sell all or substantially all of our assets.

        Upon the occurrence of any event of default under our credit facility, our lenders could elect to declare all amounts then outstanding on our credit facility, together with accrued interest, to be immediately due and payable. If our lenders were to accelerate payment of these amounts, we may not have sufficient assets to repay them in full. In addition, if we fail to comply with these financial and other covenants, or are otherwise unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders may be permitted under certain circumstances to deny future access to liquidity, seize control of substantially all of our assets and exercise other remedies provided for in those agreements and under applicable law.

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

        We currently anticipate that our available capital resources, including our credit facility and operating cash flow, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our credit facility or through public or private debt or equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets may continue indefinitely or intensify, which could adversely affect our ability to access these markets. Limitations on our borrowing base contained in our credit facility may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our credit facility which, if not waived, would restrict our access to capital and could require us to pay down our existing debt under the credit facility. Our lenders may not agree to extend additional or continuing credit under our credit facility or waive restrictions on our access to capital. If we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders' equity ownership. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        Federal and state income tax laws impose restrictions on the utilization of net operating loss ("NOL") and tax credit carryforwards in the event that an "ownership change" occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. In March 2010, an "ownership change" occurred which will limit the utilization of the loss carryforwards. As a result, our annual utilization of NOL carryforwards will be limited to $28.1 million for five years and $11.6 million per year thereafter. For the fiscal year ended December 26, 2010, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an "ownership change". If and when any other "ownership change" occurs, utilization of the NOL or other tax attributes may be further limited.

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

        As of December 26, 2010 and December 27, 2009, our total backlog was approximately $674 million and $565 million, respectively of which $292 million was funded as of December 26, 2010 and $124 million was funded as of December 27, 2009. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. The remaining $382 million of our total backlog as of December 26, 2010 is unfunded. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC or GSA schedules beyond awarded or funded task orders, but does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular clients, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

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

        During 2010, we acquired four companies. On May 19, 2010, we acquired Gichner. On August 9, 2010, we acquired DEI. On December 7, 2010, we acquired Southside. On December 15, 2010, we acquired HBE. On February 7, 2011, we entered into the Merger Agreement to acquire Herley.

        We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy and we may in the future acquire additional businesses that we believe could complement or expand our business or increase our customer base. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of IT operations and personnel. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

  •
  our inability to achieve the operating synergies anticipated in the acquisitions;

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

  •
  challenges in demonstrating to customers of Kratos and to customers of acquired businesses that the acquisition will not result in adverse changes in customer service standards or business focus;

  •
  possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters; and

  •
  inability to generate sufficient revenue to offset acquisition costs.

        Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the federal government or other clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.

If we are unable to manage our growth, our business and financial results could suffer.

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

        Additionally, our future financial results depend in part on our ability to profitably manage our growth on a combined basis with the businesses we acquire. Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. If the integration-related expenses and capital expenditure requirements are greater than anticipated or if we are unable to manage our growth profitably after business acquisitions, our financial condition and results of operations may suffer.

Our financial results may vary significantly from quarter to quarter.

        We expect our revenue and operating results to vary from quarter to quarter. Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed.

        In addition, payments due to us from federal government agencies may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The U.S. Federal Government's fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our clients may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of the federal fiscal year or the first quarter of the subsequent year. The U.S. Federal Government's fiscal year end can also trigger increased purchase requests from clients for equipment and materials. Any increased purchase requests we receive as a result of the U.S. Federal Government's fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

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

  •
  variable purchasing patterns under GSA Schedule 70 contracts, GWACs, blanket purchase agreements and other indefinite delivery/indefinite quantity contracts;

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

We depend on U.S. Government agencies as our primary customer and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.

        In fiscal 2008, 2009 and 2010, we generated 79%, 86% and 87%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We generated more than 10% of our total revenues during the last three fiscal years from each of the U.S. Army and U.S. Navy. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and growing these revenues. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred (or proposed for suspension or debarment) from contracting with government agencies for any reason, the amount of business with the U.S. Government would decrease and our future revenues and growth prospects would be adversely affected.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 25% and 52%, respectively, of our federal business revenues for the year ended December 26, 2010. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        We are a prime contractor under several GSA contracts and GWAC vehicles. We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government client's discretion to extend the contract for one or more years. We cannot be assured that our government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that our future clients will exercise options on any contracts we may receive in the future.

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

        As a prime contractor, we often rely upon other companies as subcontractors to perform work we are obligated to perform for our clients. As we secure more work under our GWAC vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our GWACs. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work.

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

        Federal government agencies, including the Defense Contract Audit Agency ("DCAA"), routinely audit and investigate government contracts and government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. The current audits and reviews have become more rigorous and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.

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

        Substantially all of the technology that is developed by us is developed under contract for our DoD customers. Accordingly, such intellectual property and rights to technology development are owned by the U.S. Government. Very few of our contracts involve the use of intellectual property rights, patents or trademarks owned by use. For the fiscal year ended December 26, 2010, these contracts accounted for less than 3% of our consolidated revenues.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

        Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 26, 2010. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls.

We have incurred and may continue to incur goodwill impairment charges in our reporting entities which could harm our profitability.

        A significant portion of our net assets come from goodwill and other intangible assets. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Code ("ASC") Topic 350 Intangibles—Goodwill and Other ("Topic 350") we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.

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

Any increase in our debt service obligations, including in connection with our proposed acquisition of Herley, may adversely affect our cash flow.

        We expect our cash requirements in connection with our proposed acquisition of Herley to be approximately $316 million. On a pro forma basis, after giving effect to our acquisition of HBE on December 15, 2010 and our proposed acquisition of Herley, we would have had total long term debt of $452 million as of December 26, 2010, which includes $61 million raised in our recent public offering of shares of our common stock in February 2011 and $225 million of new indebtedness to fund the proposed acquisition of Herley. We currently intend to raise up to $325 million through debt financing in order to fund the proposed acquisition of Herley, with any excess used for other general corporate purposes. A higher level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations.

        Our ability to generate cash flow from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control. A significant reduction in operating cash flow resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness.

        If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our indebtedness. If the amounts outstanding under any outstanding indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Some of our contracts with the U.S. Government are classified which may limit investor insight into portions of our business.

        We derive a portion of our revenues from programs with the U.S. Government that are subject to security restrictions (classified programs), which preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs. As a result, you might have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

We are subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

        As a result of the acquisition of Gichner, we use hazardous materials common to the industry in which Gichner operates. We are required to follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Toxic Substances Control Act. We could be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur significant other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customers' delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits and adversely affect our financial condition. Permits are required for our operations, and these permits are subject to renewal, modification and, in some cases, revocation.

        In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of petroleum products or other hazardous substances on, under, or in its property, adjacent or nearby property, or offsite disposal locations, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. We have incurred, and may incur in the future, liabilities under CERCLA and other environmental cleanup laws at our current or former facilities, adjacent or nearby properties or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. The presence of, or failure to remediate properly, petroleum products or other hazardous substances may adversely affect the ability to sell or rent the property or to borrow funds using the property as collateral. Additionally, we may become subject to claims by third parties based on damages, including personal injury and property damage, and costs resulting from the disposal or release of hazardous substances into the environment.

Litigation may distract us from operating our business.

        Litigation that may be brought by or against us could cause us to incur significant expenditures and distract our management from the operation of our business. Furthermore, there can be no assurance that we would prevail in such litigation or resolve such litigation on terms favorable to us, which may adversely affect our financial results and operations.

Risks Related to Owning Our Stock

Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

        The stock market in general and the stock prices of government services companies in particular, have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. These broad market fluctuations may negatively affect the market price of our common stock. From December 27, 2009 to December 26, 2010, our closing stock price ranged from $9.46 to $14.93. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock.

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

        These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Volatility in the market price of our common stock could also subject us to securities class action litigation. We and certain of our current and former officers and directors have been named defendants in class action and derivative lawsuits. These matters and any other securities class action litigation and derivative lawsuits in which we may be involved could result in substantial costs to us and a diversion of our management's attention and resources, which could materially harm our financial condition and results of operations.

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

  •
  Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with an interested stockholder unless specific conditions are met; and

  •
  agreements with a number of our executives entitle them to payments in certain circumstances following a change in control.

We have a stockholder rights plan which may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders' ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

Enacted and proposed changes in securities laws and regulations have increased our costs and may continue to increase our costs in the future.

        In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

        The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC's adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

        Sarbanes-Oxley Act required changes in some of our corporate governance and securities disclosure and compliance practices. Under Sarbanes-Oxley, publicly-held companies, including us, are required to, among other things, furnish independent annual audit reports regarding the existence and reliability of their internal control over financial reporting and have their chief executive officer and chief financial officer certify as to the accuracy and completeness of their financial reports.

        These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices for all business segments are located in approximately 34,000 square feet of office space in San Diego, California. The lease for such space expires on September 30, 2018.

        KGS segment corporate resource offices which are owned in fee simple are located in the following locations: Dallastown, Pennsylvania, Charleston, South Carolina, and Walterboro, South Carolina; other leased KGS corporate resource offices are located in Washington, D.C.; Marietta, Georgia; Dayton, Ohio; Huntsville, Alabama; Alexandria, Virginia; York, Pennsylvania; Orlando, Florida; and Indianapolis, Indiana. Our PSS segment corporate resource offices, both of which are leased, are located in Houston, Texas and Newport, Delaware.

        We also lease office space to provide local support services to our customers in various regions throughout the U.S. The leases on these spaces expire at various times through June 2022. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3.    Legal Proceedings

IPO Securities Litigation

        Beginning in June 2001, the Company and certain of its officers and directors were named as defendants in several parallel class action shareholder complaints filed in the U.S. District Court for the Southern District of New York, now consolidated under the caption, In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering ("IPO") violated section 11 of the Securities Act of 1933, as amended (the "Securities Act") and section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") based on allegations that the Company's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000. These complaints have been consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the "IPO Cases").

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Notices of appeal of this decision have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, however, the Company believes that any settlement amount will be covered by its Directors and Officers insurance policy.

2004 and 2007 Derivative Securities Litigation

        In August 2004, following the Company's announcement on August 4, 2004 that it intended to restate its financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003, the Company and certain of its current and former officers and directors were named as defendants (Defendants) in several securities class action lawsuits filed in the U.S. District Court for the Southern District of California. These actions were filed on behalf of those who purchased, or otherwise acquired, the Company's common stock between April 26, 2000 and August 4, 2004. The lawsuits generally alleged that, during that time period, Defendants made false and misleading statements to the investing public about the Company's business and financial results, causing its stock to trade at artificially inflated levels. Based on these allegations, the lawsuits alleged that Defendants violated the Exchange Act, and the plaintiffs sought unspecified damages. On January 13, 2009, following a motion by the parties, the Court granted final approval of the settlement of these claims, issued its final judgment on the matter, and entered an order dismissing the case with prejudice.

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

        In October 2009, following a voluntary mediation and subsequent negotiations related to all of the above-described derivative litigation, the parties reached an agreement in principle to settle all claims in the federal and state derivative litigation. In March 2010, the district court granted final approval of the proposed settlement and issued its Final Judgment and Order of Dismissal. In May 2010, all appeal rights expired. The details of the settlement are set forth in the settlement papers filed with the court.

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

Item 4.    [Removed and Reserved.]

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is listed on the NASDAQ Global Select Market and is traded under the symbol "KTOS".

        The following table sets forth the high and low sales prices for our Common Stock for the periods indicated, as reported by NASDAQ.

	High	Low
Year Ended December 26, 2010:
Fourth Quarter	$12.37	$10.35
Third Quarter	$12.00	$9.36
Second Quarter	$15.56	$9.82
First Quarter	$15.00	$9.27
Year Ended December 27, 2009:
Fourth Quarter	$11.90	$6.01
Third Quarter	$9.20	$6.60
Second Quarter	$9.40	$6.50
First Quarter	$14.00	$5.80

Holders of Record

        On February 18, 2011 the last sale price of our Common Stock as reported by NASDAQ was $14.27 per share. On February 18, 2011, there were 322 shareholders of record of our Common Stock.

Dividend Policy

        We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit agreement restricts our ability to pay dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other relevant factors as determined by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by Item 201(d) of Regulation S-K will be included in the definitive proxy statement for our 2011 annual meeting of stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after our fiscal year ended December 26, 2010, and is incorporated into this Annual Report by reference.

Performance Graph

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such.

        The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 Stock Index, and an old peer group composed of ATS Corporation, Dynamic Research Corporation, NCI Inc., VSE Corporation, and WPCS International, Inc. as well as a new peer group comprised of Aerovironment Inc., Caci International Inc., General Dynamics Corp., L3 Communications Holdings Inc., Lockheed Martin Corp., Mantech International Corp., NCI Inc., SAIC Inc., SRA International Inc., and WPCS International Inc., for the period commencing December 31, 2005 and ending December 26, 2010. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and peer groups. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Kratos Defense & Security Solutions, Inc, the Russell 2000 Index,
an Old Peer Group and a New Peer Group

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends through the fiscal year ending December 26, 2010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are incorporated in Item 7 or included elsewhere in this Annual Report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	December 31, 2006	December 31, 2007	December 28, 2008	December 27, 2009	December 26, 2010
	(All amounts except per share data in millions)
Consolidated Statements of Operations Data:
Revenues	$138.2	$180.7	$286.2	$334.5	$408.5
Gross profit	26.2	29.7	58.2	69.3	90.0
Operating income (loss)	(25.9)	(23.6)	(93.2)	(27.0)	23.1
Provision (benefit) for income taxes	14.5	1.3	(0.7)	1.0	(12.7)
Income (loss) from continuing operations	(41.2)	(27.2)	(104.0)	(38.3)	14.6
Loss from discontinued operations	(16.7)	(13.6)	(7.1)	(3.2)	(0.1)
Net income (loss)	$(57.9)	$(40.8)	$(111.1)	$(41.5)	$14.5
Income (loss) from continuing operations per common share
Basic	$(5.56)	$(3.67)	$(11.18)	$(2.76)	$0.88
Diluted	$(5.56)	$(3.67)	$(11.18)	$(2.76)	$0.87
Loss from discontinued operations per common share
Basic	$(2.26)	$(1.84)	$(0.77)	$(0.23)	$(0.01)
Diluted	$(2.26)	$(1.84)	$(0.77)	$(0.23)	$(0.01)
Net income (loss) per common share
Basic	$(7.82)	$(5.51)	$(11.95)	$(2.99)	$0.87
Diluted	$(7.82)	$(5.51)	$(11.95)	$(2.99)	$0.86
Weighted average shares:
Basic	7.4	7.4	9.3	13.9	16.6
Diluted	7.4	7.4	9.3	13.9	16.9

	December 31, 2006	December 31, 2007	December 28, 2008	December 27, 2009	December 26, 2010
	(All amounts in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5.6	$8.9	$3.7	$9.9	$10.8
Working capital	(3.8)	23.4	35.0	37.1	65.8
Total assets	337.7	335.3	312.4	241.6	536.1
Short-term debt	51.4	2.7	6.1	4.7	0.6
Long-term debt	—	74.0	76.9	51.6	226.1
Total stockholders' equity	$187.1	$167.2	$146.9	$124.9	$169.9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending by the DoD which could cause delays or cancellations of key government contracts; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; failure to successfully consummate acquisitions or integrate acquired operations; failure to establish and maintain important relationships with government entities and agencies and other government contractors which could limit our ability to bid successfully for new business; and competition in the marketplace which could reduce revenues and profit margins.

        Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations.

        Certain of the information set forth herein, including costs and expenses that exclude the impact of stock-based compensation expense, amortization expense of purchased intangibles, the stock option investigation and related costs recovered in 2008, and the discussion of net debt, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of certain expenses that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles ("GAAP"). Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures we report may not be comparable to similarly titled amounts reported by other companies.

        The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report and other reports and filings made with the SEC. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under this Item 7 and Item 1A—Risk Factors.

Overview

        We are a specialized national security business providing mission critical products, services and solutions for United States national security priorities. Our core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance ("C5ISR"); related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for Ballistic Missile Defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems; and advanced network engineering and information technology services. We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas.

        Our primary end customers are United States Federal Government agencies, including the Department of Defense, classified agencies, intelligence agencies, other National Security agencies and Homeland Security related agencies. We believe our stable client base, strong client relationships, broad array of contract vehicles, considerable employee base possessing national security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

        We provide products, solutions and services for a wide range of established, deployed and operating national security platforms, including, but not limited to: Aegis Ballistic Missile Defense systems, M1 Abrams tanks, Bradley fighting vehicles, F-5 Tiger, HiMARS, Chaparral and Hawk missile systems, Kiowa AH-60 helicopters, DDG-1000 Zumwalt destroyers, attack and missile submarines, certain intelligence surveillance and reconnaissance systems and various unmanned systems.

Industry Background

  Department of Defense Drives Strategic Priorities for the Company

        The delivery and execution of our mission-critical engineering and support services are driven by the priorities of the U.S. Federal Government and primarily the DoD. The strategic priorities of the DoD are based in large part on the Quadrennial Defense Review ("QDR"), a legislatively-mandated review of DoD strategy and priorities. These priorities are currently focused on mission critical capabilities of the U.S. armed forces and providing the support infrastructure necessary to sustain these forces in a time of heightened warfare readiness and deployment.

        The DoD's budget for the 2012 fiscal year is $671 billion, a decrease of 5% from fiscal year 2011. The top 28 programs account for approximately $64 billion in funding and require aggregate funding that is nearly 14% higher than what was set aside for them in the fiscal year 2010 budget which closed on September 30, 2010. The increase in the top 28 programs represents a significant opportunity to key federal government contractors in support of the DoD's war fighter, information technology, and other operational priorities. We believe there will be significant market opportunities for providers of system sustainment, IT and engineering services and solutions to federal government agencies over the next several years, particularly those in the defense and homeland security communities.

        As of February 25, 2011, the Congress has not approved the President's fiscal year ("FY") 2011 budget request. Consequently, the U.S. government, including the Department of Defense, is operating under a continuing resolution ("CR"), which funds the Pentagon at FY 2010 funding levels through early March 2011. We anticipate that Congress will further consider the FY 2011 defense spending bill in conjunction with the expiration of the current CR. This consideration would likely result in either an extension of the CR, thereby keeping FY 2011 funding at FY 2010 levels, or the passage of a 2011 funding bill.

  Focus on Federal Government Transformation

        The federal government and the DoD in particular, is in the midst of a significant transformation that is driven by the federal government's need to address the changing nature of global threats. A significant aspect of this transformation is the use of C5ISR, and information technology to increase the federal government's effectiveness and efficiency. The result is increased federal government spending on information technology to upgrade networks and transform the federal government from separate, isolated organizations into larger, enterprise level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all federal government agencies.

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

        While the real rate of growth in the top line defense budget may be slowing for the first time since September 11, 2001, the U.S. Government's budgetary process continues to give us good visibility with respect to future spending and the threat areas that the government is addressing. We believe that our business is aligned with mission critical national security priorities particularly in the area of missile defense, C5ISR, cyber security and information assurance and that our current contracts and strong backlog provide us with good insight regarding our future cash flows.

Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions and Public Safety & Security. We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The consolidated financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 14 of Notes to Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

  Kratos Government Solutions Segment

        Our KGS segment provides products, solutions and services primarily for mission critical National Security priorities. KGS customers primarily include National Security related agencies, the Department of Defense, intelligence agencies and classified agencies. Our work includes weapon systems sustainment, lifecycle support and extension; C5ISR services, including related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation; UAV products and technology; advanced network engineering and information technology services; and public safety, security and surveillance systems integration. We produce products, solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and warfighter systems. The results of our recent acquisitions of Southside, DEI and Gichner are included in this segment.

  Public Safety & Security Segment

        Our PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical information, security and surveillance systems for government and commercial applications. Our solutions include designing, installing and servicing building technologies that protect people, critical infrastructure, assets, information and property and make facilities more secure and efficient. We provide solutions in such areas as the design, engineering and operation of command and control centers, the design, engineering, deployment and integration of access control, building automation and control, communications, digital and closed circuit television security and surveillance, fire and life safety, maintenance and services and product support services. We provide solutions for customers in the critical infrastructure, power generation, power transport, nuclear energy, financial, information technology, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers. For example, we provide biometrics and other access control technologies to customers such as pipelines, electrical grids, municipal port authorities, power plants, communication centers, large data centers, government installations and other commercial enterprises. The results of our recent acquisition of HBE are included in this segment.

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the PSS segment (the "Southeast Division"), our board of directors approved a plan to sell and dispose of the Southeast Division. In accordance with ASC Topic 205, Presentation of Financial Statements ("Topic 205"), this business unit was classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements. We recorded a $2.0 million impairment charge in the second quarter of 2009 and an additional $0.2 million in the second quarter of 2010 related to management's estimate of the fair value of the business. On August 2, 2010, we divested this division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

Strategic Acquisitions

  Henry Bros. Electronics, Inc.

        On December 15, 2010, we acquired Henry Bros. Electronics, Inc. in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by us and converted into options to purchase our common stock upon completion of the merger. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock were assumed by us (the "Assumed Options") and converted into options to purchase our common stock, entitling the holders thereof to receive 0.7715 shares of our common stock for each share of HBE common stock underlying the Assumed Options. The Assumed Options will be exerciseable for an aggregate of approximately 0.4 million shares of our common stock.

        HBE is a leading provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command, control and surveillance systems for the protection of strategic assets and critical infrastructure in the U.S. HBE also has particular expertise in the design, engineering, deployment and operation of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include DoD agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure.

  Southside Container & Trailer, LLC.

        On December 7, 2010, we acquired Southside for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million is being held as security for SCT's indemnification obligations as set forth in the Purchase Agreement and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration. The potential undiscounted amount of all future contingent consideration that may be payable by us under the Purchase Agreement is $3.5 million. Southside is a privately-held provider of national security related command and control center, law enforcement, military aviation and data center products, shelters and solutions for the United States Department of Defense, National Security agencies and related customers. Southside also provides products and solutions for specialized war fighter and critical asymmetric warfare related missions.

  DEI Services Corporation

        On August 9, 2010, we acquired DEI Services Corporation, in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010. Pursuant to the terms of the DEI Agreement upon achievement of certain cash receipts, revenue, earnings before interest, taxes, depreciation, and amortization ("EBITDA") and backlog amounts in 2010, 2011 and 2012, we will be obligated to pay the former stockholders of DEI certain additional contingent consideration. The potential undiscounted amount of all future contingent consideration that may be payable by us under the DEI Agreement, subsequent to December 26, 2010, is between zero and $8.0 million. The contingent consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $6.0 million.

        Founded in 1996 and headquartered in Orlando, Florida, DEI designs, manufactures and markets full-scale training simulation products. In addition to the engineering and construction of physical simulators for air and ground military vehicles, DEI provides instructional design, courseware creation, learning application programming and other supporting services. Among DEI's most successful products are training and simulation solutions for fixed-wing aircraft (including the Tiger, Harrier and Prowler aircraft), rotor-wing aircraft (including Blackhawk, Chinook and Sea Stallion helicopters) and Ground Combat Vehicles (including M1 Abrams Main Battle Tank and M2 Bradley Fighting Vehicle).

  Gichner Holdings, Inc.

        On May 19, 2010, we acquired Gichner pursuant to the Stock Purchase Agreement, dated as of April 12, 2010, by and between us and the stockholders of Gichner (the "Purchase Agreement"), in a cash for stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ—7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform.

        Upon completion of the acquisition, we deposited $8.1 million of the purchase price into an escrow account as security for Gichner's indemnification obligations as set forth in the Purchase Agreement. In addition, the Purchase Agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Purchase Agreement) exceeds $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.1 million. Kratos and Altus Capital Partners, Inc., the seller's representative under the Purchase Agreement (the "Seller's Representative") have agreed to a working capital adjustment of $0.3 million owed to us. The Seller's Representative is disputing an additional working capital adjustment of $0.9 million to which we believe we are entitled.

  Digital Fusion, Inc.

        On December 24, 2008, we acquired DFI. DFI provides C4ISR and technical engineering services, UAV products and technology and has significant engineering, modeling and simulation capabilities. The acquisition of DFI provided us with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to our existing customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command (ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers.

        We acquired DFI in a stock for stock transaction valued at approximately $37.0 million, including transaction costs of $0.9 million. We issued 2.3 million shares to DFI shareholders and assumed outstanding DFI options, which resulted in the assumption of options to acquire approximately

1.0 million shares of our common stock. The value of the purchase price related to the common stock issued was derived from the number of shares of our common stock issued of 2.3 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 0.17933 for each DFI share, at a price of $12.70 per share, the average closing price of our common stock for the two days prior to, including, and the two days subsequent to the public announcement of the merger on November 24, 2008. The fair value of the options assumed that were allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed.

  SYS Technologies

        On June 28, 2008, we acquired SYS. SYS provided a range of C4ISR and net-centric solutions to federal, state, and local governments as well as other customers. The combination of SYS and Kratos created a broad, complementary set of offerings, and positioned the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly-specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C4ISR.

        The purchase price of $55.9 million included direct transaction costs of $2.4 million and restructuring costs of $2.6 million to be paid by us. The value of the purchase price related to the common stock issued was derived from the number of shares of our common stock issued of 2.5 million, based on 20.1 million shares of SYS common stock outstanding and the exchange ratio of 0.12582 for each SYS share, at a price of $20.22 per share, the average closing price of our common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on February 21, 2008.

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national PSS businesses. In accordance with Topic 205, these business units were classified as held for sale and reported in discontinued operations. In the quarter ended March 29, 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

Key Financial Statement Concepts

        As of December 26, 2010, we consider the following factors to be important in understanding our financial statements.

        KGS' business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the federal government and provided to our PSS customers under fixed price contracts, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of FASB ASC Topic 605, Revenue Recognition ("Topic 605"). Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

        We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency.

        We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to the Critical Accounting Principles and Estimates. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Results of Operations

Comparison of Results for the Year Ended December 27, 2009 to the Year ended December 26, 2010

        Revenues.    Revenues by operating segment for the years ended December 27, 2009 and December 26, 2010 are as follows (in millions):

	2009	2010	$ change	% change
Kratos Government Solutions Segment	$304.3	$372.2	$67.9	22.3%
Public Safety & Security Segment	30.2	36.3	6.1	20.2%

Total revenues	$334.5	$408.5	$74.0	22.1%

        Revenues increased $74.0 million from $334.5 million in 2009 to $408.5 million in 2010. This increase was primarily due to the acquisitions of Gichner and DEI and to a lesser extent by the acquisitions of Southside and HBE. Gichner and DEI contributed aggregate revenues of $104.8 million, and Southside and HBE contributed combined revenues of $1.9 million.

        Product sales which are all from the KGS segment increased $103.2 million from $20.5 million for the year ended December 27, 2009 to $123.7 million for the year ended December 26, 2010. As a percentage of total revenue, product revenues were 6.1% for the year ended December 27, 2009 as compared to 30.3% for the year ended December 26, 2010. This increase was primarily related to an air defense weapon system munitions contract we were awarded during the first quarter of 2010 and the acquisitions of Gichner and DEI. Service revenue decreased by $29.2 million from $314.0 million for the year ended December 27, 2009 to $284.8 million for the year ended December 26, 2010. The decrease in service revenue was a result of the planned reductions of lower margin pass through work and to a lesser extent expected reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. Government in certain of our businesses in the KGS segment. The increase in revenue in the PSS segment is a result of an increase in security integration projects for critical infrastructure such as pipelines, power productions facilities and data centers, as well as revenue from the acquisition of HBE.

        As described in the section "Critical Accounting Principles and Estimates" and in the Notes to Consolidated Financial Statements, we utilize both the cost-to-cost and units produced measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

        Cost of revenues.    Cost of revenues increased from $265.2 million for the year ended December 27, 2009 to $318.5 million for the year ended December 26, 2010. The $53.3 million increase in cost of revenues was primarily a result of the acquisition of Gichner and DEI and to a lesser extent by the acquisitions of Southside and HBE partially offset by reductions in revenue and reduced costs as a result of increased margins due to planned reductions of lower margin pass though work in our KGS segment. Gichner and DEI incurred combined cost of revenues of $85.4 million and Southside and HBE incurred combined cost of revenues of $1.2 million. Gross margin increased from 20.7% for the year ended December 27, 2009 to 22.0% for the year ended December 26, 2010. This was primarily the result of the increase in margin on service revenue from 20.4% to 24.3% for the year ended December 27, 2009 and December 26, 2010, respectively. This increase was due primarily to the planned reductions of lower margin pass through work. Gross margins on product sales decreased for the year ended December 26, 2010 as compared to December 27, 2009 from 25.9% to 16.7%, respectively, as a result of the Gichner acquisition and the associated product mix. Margins in the PSS segment increased from 29.5% for the year ended December 27, 2009 to 32.0% for the year ended December 26, 2010 as a result of performance improvements and revenue growth.

        Selling, general and administrative expenses.    Selling, general and administrative expenses ("SG&A") increased $10.2 million from $52.8 million to $63.0 million for the years ended December 27, 2009 and December 26, 2010, respectively. The increase of $10.2 million was primarily due to an increase in costs of $12.5 million from the acquisitions of Gichner, DEI, Southside, and HBE. Included in the SG&A expenses for 2009 and 2010 are amortization of purchased intangibles of $5.7 million and $9.2 million, respectively. The increase in amortization year over year was primarily a result of the Gichner and DEI acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased from 15.8% in 2009 to 15.4% in 2010. Excluding the impact of the amortization of purchased intangibles, SG&A expenses decreased from 14.1% to 13.2% of revenues for 2009 and 2010, respectively, reflecting leverage on increased revenues.

        Research and development expenses.    Research and development ("R&D") expenses were $1.8 million for the year ended December 27, 2009 and $2.2 million for the year ended December 26, 2010.

        Recovery of unauthorized issuance of stock options, stock option investigation and related fees and litigation settlement.    In October 2009, we reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. The benefit in 2009 of $0.2 million is a result of the reduction in our estimated accrual related to this litigation, offset by expenses related to government inquiries by the Department of Justice ("DOJ"), which were completed in 2009, related to our historical stock option granting practices. In September 2010, we reached a settlement with one of our D&O insurance carriers to cover costs related to our completed stock option and DOJ investigations. The settlement received, net of legal expenses, was $1.4 million.

        Impairment of goodwill.    During the first quarter of 2009, we determined that a triggering event had occurred in accordance with Topic 350. This resulted in an impairment charge of $41.3 million during the first quarter of 2009. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we use the income approach and validate its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we performed our analysis. The average market price of our stock as of February 28, 2009 was $7.80 which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008 which had an average stock price of $12.90. We reconcile the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital (WACC) increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

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

        Impairments and adjustments to the liability for unused office space.    The expense of $0.6 million for the year ended December 27, 2009, was a result of a change in our excess facility accrual due to the consolidation of space at our corporate headquarters following the sale of the SYS commercial businesses and a cancellation of a sublease of one of our tenants due to financial difficulties.

        Merger and acquisition expenses.    Merger and acquisition expenses were $3.1 million for the year ended December 26, 2010, primarily related to our acquisitions of Gichner, DEI, Southside, and HBE. We had no acquisition expenses for the year ended December 27, 2009.

        Other expense, net.    For the year ended December 27, 2009, net other expense was $10.3 million compared to net other expense of $21.2 million for the year ended December 26, 2010. The increase in other expense of $10.9 million is primarily related to an increase in interest expense of $3.9 million as a result of the write-off of deferred financing fees associated with our prior credit facilities and an increase in interest expense as a result of the $225.0 million in notes issued in May 2010, primarily to fund the acquisition of Gichner, partially offset by a decrease of $1.0 million in other expense primarily related to the non-cash charges to mark our interest rate derivatives to market.

        Provision (benefit) for income taxes.    The provision for income taxes decreased from a provision of $1.0 million on a loss of $37.3 million before income taxes for the year ended December 27, 2009 to a benefit of $12.7 million on income before income taxes of $1.9 million for the year ended December 26, 2010. The provision for the year ended December 27, 2009 was primarily due to current state taxes. The benefit for the year ended December 26, 2010 was primarily related to the acquisitions of Gichner and DEI. In accordance with FASB ASC Topic 805 Business Combinations ("Topic 805"), we established deferred tax liabilities of approximately $18.2 million for the increase in the financial statement basis of the acquired assets of Gichner, and DEI, respectively. As a result of our ability to recognize deferred tax assets for certain of these deferred tax liabilities, we released the valuation allowances against our deferred tax assets and recognized an income tax benefit of $13.6 million.

        Loss from discontinued operations.    Loss from discontinued operations improved from a loss of $3.2 million to a loss of $0.1 million for the year ended December 27, 2009 and December 26, 2010, respectively. In 2009, $2.0 million of the loss was related to the impairment of assets related to the Southeast Division recorded to reflect management's estimate of the fair value of this business. In 2010, the loss was primarily due to a reduction in liabilities as a result of the final settlement of sales and use tax liabilities related to our discontinued wireless deployment business partially offset by losses in the Southeast Division. Revenues generated by these businesses were approximately $5.9 million and $2.2 million for the year ended December 27, 2009 and December 26, 2010, respectively. Excluding the impairment charge, losses before taxes were $1.8 million for the year ended December 27, 2009 and $0.9 million for the year ended December 26, 2010. For the year ended December 27, 2009 and December 26, 2010, we recognized a tax benefit of $0.6 million and $0.8 million, respectively, primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies. In August 2010, we divested our Southeast Division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

        The following table presents the results of discontinued operations (in millions):

	Year ended December 27, 2009	Year ended December 26, 2010
Revenue	$5.9	$2.2
Loss before taxes	(3.8)	(0.9)
Benefit for income taxes	(0.6)	(0.8)
Net loss	$(3.2)	$(0.1)

        See Note 9 to the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

Comparison of Results for the Year Ended December 28, 2008 to the Year ended December 27, 2009

        Revenues.    Revenues by operating segment for the years ended December 28, 2008 and December 27, 2009 are as follows (in millions):

	2008	2009	$ change	% change
Kratos Government Solutions Segment	$246.7	$304.3	$57.6	23.3%
Public Safety & Security Segment	39.5	30.2	(9.3)	(23.5)%

Total revenues	$286.2	$334.5	$48.3	16.9%

        Revenues increased $48.3 million from $286.2 million in 2008 to $334.5 million in 2009. The increase of $57.6 million in our Kratos Government Solutions segment was partially due to the acquisitions of DFI on December 24, 2008 and SYS on June 28, 2008 which resulted in an increase in revenue of $88.6 million. This increase in revenue was partially offset by reductions due to the substantial completion of two weapons systems contracts, the planned reductions of acquired small business set aside contract work, pass through work and other contract work in the Kratos Government Solutions segment. The PSS segment was negatively impacted by an adverse economic environment as a result of delays in capital improvement projects and the construction of new buildings.

        Product sales decreased $6.2 million from $26.7 million for the year ended December 28, 2008 to $20.5 million for the year ended December 27, 2009. As a percentage of total revenue, product revenues were 9.3% for the year ended December 28, 2008 as compared to 6.1% for the year ended December 27, 2009. This decrease was primarily related to the substantial completion of two weapons systems contracts.

        As described in the section "Critical Accounting Principles and Estimates" and in the notes to consolidated financial statements, we utilize both the cost-to-cost and units produced measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses ("SG&A") increased 8.0% from $48.9 million to $52.8 million for the years ended December 28, 2008 and December 27, 2009, respectively. The increase of $3.9 million was partially due to an increase in costs of $7.3 million from the acquisitions of DFI and SYS, offset by a decrease in corporate and other expenses in our commercial divisions due to the implementation of cost reduction initiatives. Included in the selling, general and administrative expenses for 2008 and 2009 are amortization of purchased intangibles of $4.9 million and $5.7 million, respectively. The increase in amortization year over year was primarily a result of the DFI and SYS acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased from 17.1% in 2008 to 15.8% in 2009. Excluding the impact of the amortization of purchased intangibles, SG&A expenses decreased from 15.4% to 14.1% of revenues for 2008 and 2009, respectively, reflecting the leverage on increased revenues and the implementation of cost reduction initiatives.

        Research and development expenses.    Research and development expenses increased from $0.9 million for the year ended December 28, 2008 to $1.8 million for the year ended December 27, 2009 as a result of R&D expenses incurred by DFI and SYS which were acquired on December 24, 2008 and June 28, 2008, respectively.

        Recovery of unauthorized issuance of stock options, stock option investigation and related fees and litigation settlement.    In 2008, we recovered $4.5 million, through insurance reimbursements, of costs and losses related to the stock option investigation in 2007. In September 2009, we reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. The benefit in 2009 of $0.2 million is a result of the reduction in our estimated accrual related to this litigation, offset by expenses related to government inquiries by the DOJ, which was completed in 2009, related to our historical stock option granting practices.

        Impairment of goodwill.    In December 2008, we concluded that the decision to exit three businesses obtained with the SYS acquisition and included with our KGS reporting segment met the criteria to be classified as held for sale and was a triggering event under Topic 350 that required a review of goodwill and intangible assets with indefinite lives. Because the three business units were never integrated into the KGS reporting unit, and the benefits of the acquired goodwill were never realized by the rest of the reporting unit, the goodwill of the disposed businesses was not adjusted based upon the relative fair values of the businesses disposed and businesses retained.

        Because of the timing of the disposals mentioned above, the required impairment test of the KGS goodwill and intangible assets with indefinite lives was included with our required annual impairment test of goodwill. The annual impairment test for goodwill was performed using a discounted cash flow ("DCF") analysis supported by comparative market multiples to determine the fair values of our segments versus their book values. The test as of December 28, 2008, indicated that the book values for the KGS segment, excluding DFI (which was purchased on December 24, 2008), exceeded the fair values of these businesses and resulted in our recording a non-cash charge totaling $105.8 million in our KGS segment for the impairment of goodwill.

        The impairment charge is primarily driven by adverse equity market conditions that caused a decrease in market multiples and our average stock price as of December 28, 2008, compared with the impairment test performed as of December 31, 2007. In our analysis, we use the income approach and validate its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we perform our analysis. The average market price of our stock as of December 28, 2008 was $12.90 which equates to a 45% drop in our average stock price and corresponding market capitalization from December 31, 2007 which had an average stock price of $23.50. We reconcile the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant WACC increased 250 basis points from 11.5% in our year end impairment test in 2007 compared to 14% in our year end impairment test in 2008. This change was the key factor contributing to the $105.8 million impairment charge that we recorded in the fourth quarter of 2008.

        During the first quarter of 2009, we determined that a triggering event had occurred in accordance with Topic 350. This resulted in an impairment charge of $41.3 million during the first quarter of 2009. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we use the income approach and validate its reasonableness by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we performed our analysis. The average market price of our stock as of February 28, 2009 was $7.80 which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008 which had an average stock price of $12.90. We reconcile the fair value of our reporting units which is calculated using the income approach to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant WACC increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

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

        In December 2008, we made the decision to exit three of our acquired SYS businesses that were not core to our stated strategy and that had been dilutive to our profitability. The businesses divested or exited provided interactive video surveillance and information analysis products, digital broadcasting products and incident response management systems. These actions were taken as part of our ongoing integration efforts of recently acquired companies and cost reduction initiatives. In 2008, $4.5 million of the loss is related to asset impairments including goodwill. In 2009, $2.0 million of the loss was related to the impairment of assets of the Southeast Division of PSS which reflected management's estimate of the fair value of the business.

        On June 24, 2009, as a result of the continued operating losses in the Southeast Division of our PSS segment, the board of directors approved a plan to sell and dispose of the Southeast Division. In accordance with Topic 205, this business unit was classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements. We recorded a $2.0 million impairment charge in the second quarter of 2009 related to management's estimate of the fair value of the business. We continued to operate the Southeast Division while simultaneously seeking a buyer. The negative cash flow from discontinued operations was primarily a result of this division's continuing business activities.

        The following table presents the results of discontinued operations (in millions):

	Year Ended
	December 28, 2008	December 27, 2009
Revenue	$13.1	$5.9
Loss before taxes	(8.4)	(3.8)
Benefit for income taxes	(1.3)	(0.6)
Net loss	$(7.1)	$(3.2)

        See Note 9 to the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

Liquidity and Capital Resources

        As of December 26, 2010, we had consolidated cash and cash equivalents of $10.8 million, consolidated long-term and short-term debt, including capital lease obligations, of $226.7 million, and consolidated stockholders' equity of $169.9 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility. Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, our ongoing operations, litigation and government inquiries, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components.

Cash provided by (used in) operating activities

        A summary of our net cash provided by (used in) operating activities from continuing operations from our consolidated statement of cash flows is as follows (in millions):

	Year Ended
	December 28, 2008	December 27, 2009	December 26, 2010
Net cash provided by (used in) operating activities from continuing operations	$(4.5)	$26.2	$28.3

        Cash provided by operating activities in 2010 includes $3.1 million in transaction costs paid related to our acquisitions in 2010. Our interest costs paid in 2010 were $15.4 million or an increase in interest costs paid of $7.7 million over the $7.7 million paid in 2009 due to the $225 million in 10% Senior Secured Notes we issued on May 29, 2010 to fund our acquisition of Gichner. Cash provided by operating activities from continuing operations for 2009 increased by $30.7 million from 2008 as a result of increased collections and a reduction in payments related to legal liabilities of $10.3 million. Days sales outstanding decreased from 107 days (excluding the revenue and receivables of DFI) in 2008 to 95 days in 2009 to 76 days (excluding the revenue and accounts receivables of HBE and Southside) in 2010. In 2008, we made payments of $4.8 million to fund a securities litigation settlement and approximately $5.5 million related to our internal stock option investigation which was completed in 2007.

Cash used in investing activities

        Cash used in investing activities from continuing operations are summarized as follows (in millions):

	Year Ended
	December 28, 2008	December 27, 2009	December 26, 2010
Investing activities:
Sale/maturity of short-term investments	$0.3	$—	$—
Cash paid for contingent acquisition consideration	—	(3.6)	(0.4)
Cash paid for acquisitions, net of cash acquired	(1.2)	(1.1)	(206.5)
Proceeds/(payments) from the disposition of discontinued operations	(0.2)	(2.4)	0.1
Cash transferred (to) from restricted cash	(0.4)	—	(0.1)
Capital expenditures	(0.8)	(0.4)	(2.3)

Net cash used in investing activities from continuing operations	$(2.3)	$(7.5)	$(209.2)

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities in the years 2008, 2009 and 2010 as a result of the implementation of our strategy to diversify our business while focusing on our core competencies. In 2010, we acquired four companies in cash for equity transactions. On May 19, 2010, we acquired Gichner for $132.9 million, net of cash acquired of $0.1 million. On August 9, 2010, we acquired DEI for $9.0 million, net of cash acquired of $0.0 million. We also paid $0.4 million in September 2010 related to contingent consideration for the DEI acquisition as a result of a collection milestone that was achieved. Subsequent to December 26, 2010, there is a potential for an additional $8.0 million cash payment to the selling shareholders of DEI conditioned upon the achievement by DEI of certain future performance goals and cash collection goals for 2011 and 2012. The contingent consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon periods, which could decrease the future payments by approximately $6.0 million. On December 7, 2010, we acquired Southside for $11.8 million in cash, net of cash acquired of $0.4 million with the potential for an additional $3.5 million cash payment to the selling shareholders conditioned upon the achievement by Southside of certain future performance goals and a holdback of $0.3 million, which was withheld for indemnification obligations. On December 15, 2010, we purchased HBE for $52.9 million, net of cash acquired of $2.0 million.

        During the year ended December 27, 2009, we made $3.6 million in payments related to the final holdback payments for our Madison Research Corporation ("MRC") and Haverstick acquisitions and $1.1 million in payments related to transaction costs associated with the DFI acquisition. In addition, during 2009 we made the final payment to Platinum Equity of $2.8 million related to the working capital adjustment.

        In 2008, our acquisitions were primarily funded with the issuance of stock; consequently the cash paid for acquisitions in 2008 relates to transaction costs paid for Haverstick, SYS and DFI, less cash acquired from DFI and SYS of $6.3 million. In 2008, we also received $2.4 million in final payment of the note related to the working capital adjustment for the sale of our domestic wireless engineering business to LCC International, Inc. which was offset by payments of $2.5 million to Platinum Equity for the working capital adjustment related to the sale of our domestic wireless deployment business.

        Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions to conduct our business.

Cash provided by (used in) financing activities

        Cash provided by (used in) financing activities from continuing operations are summarized as follows (in millions):

	Year Ended
	December 28, 2008	December 27, 2009	December 26, 2010
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	$—	$17.5	$24.7
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	0.2	0.6	1.7
Proceeds from issuance of long-term debt	—	—	225.0
Payments of subordinated debt	—	(2.1)	(0.5)
Borrowings under credit facility	7.9	22.5	61.9
Repayments under credit facility	(4.6)	(46.9)	(119.6)
Repayment of capital lease obligations	(0.2)	(0.2)	(0.3)
Debt issuance costs	(0.5)	(0.5)	(11.0)

Net cash provided by (used in) financing activities from continuing operations	$2.8	$(9.1)	$181.9

        During the year ended December 26, 2010, cash provided by financing activities was primarily related to the proceeds from the offering of 10% Senior Secured Notes in the aggregate amount of $225.0 million on May 19, 2010. The proceeds were primarily used to finance the acquisitions of Gichner and DEI, as well as, refinance our senior secured credit facility with KeyBank National Association ("KeyBank") and Bank of America, N.A.

        On October 12, 2010, we sold approximately 2.5 million shares of our common stock at a purchase price of $10.20 per share in an underwritten public offering. We received gross proceeds of approximately $25.8 million. After deducting underwriting fees and other offering expenses, we received approximately $24.7 million in net proceeds. We used the net proceeds from this transaction to fund the purchase price for the acquisition of HBE.

        On September 2, 2009, we completed the sale of 2.6 million shares of common stock at $7.20 per share in a registered direct public offering. The offering provided gross proceeds of $18.7 million and net proceeds of $17.5 million. As a result of a settlement agreement we executed with certain lenders under our $85 million credit facility (described below), on October 16, 2009, we made a payment of $17.5 million on the first lien term loan at par with no prepayment penalty or make whole payment. On October 16, 2009, we also paid $0.5 million in fees to the lenders as a result of an amendment to the credit agreement entered into in connection with the settlement agreement. See Note 5 to the Notes to the Consolidated Financial Statements for a further discussion of the Settlement Agreement and Third Amendment to the $85 million credit facility.

        During 2008, we utilized the $85 million credit facility to fund acquisition costs associated with the acquisitions of SYS and DFI.

        Cash used in discontinued operations are summarized as follows (in millions):

	Year Ended
	December 28, 2008	December 27, 2009	December 26, 2010
Operating cash flows	$(1.2)	$(3.4)	$(0.1)

Cash used in discontinued operations

        Operating cash flows used by discontinued operations are primarily due to the Southeast Division.

        In order to fund our acquisitions in 2010, we have issued equity as discussed above and increased our leverage through a series of financing transactions.

$225 Million May 2010 10% Senior Secured Note Offering

        On May 19, 2010, we issued the Original Notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. On August 11, 2010, we completed an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes. In the exchange offer, we offered to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act. The Exchange Notes have substantially similar terms as the Original Notes, except that the Exchange Notes do not have transfer restrictions or registration rights. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and each of our subsidiaries, as the guarantors thereof. We pay interest on the Exchange Notes semi-annually, in arrears, on June 1 and December 1 of each year, which began on December 1, 2010.

        The Exchange Notes are secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Exchange Notes have a first priority lien on substantially all of our assets and the guarantors, except accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Exchange Notes have a second priority lien to the $35.0 million credit facility described below.

        The Exchange Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 26, 2010, we were in compliance with the covenants contained in the Exchange Notes.

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

$35 Million Credit Facility

        Concurrent with the completion of the offering of the Original Notes, on May 19, 2010, we entered into a Credit and Security Agreement (the "Credit Agreement") with certain lenders and with KeyBank, as administrative agent, lead arranger and sole book runner, for a four year senior secured revolving credit facility in the amount of $25.0 million (the "Revolver"). The Revolver is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Revolver has a second priority lien to the Exchange Notes.

        The Revolver is available for four years and may be increased to $45.0 million. Any increase in the Revolver is subject to the consent of KeyBank and compliance with covenants in the Exchange Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we are required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

        We may borrow funds under the Revolver at a base rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.25% to 2.0% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.25% to 4.0% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Revolver also has a commitment fee of 0.75% to 1.0%, depending on the average monthly revolving credit availability.

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

        On December 13, 2010, we entered into a First Amendment Agreement (the "Amendment Agreement"), with certain lenders and with KeyBank, as administrative agent, lead arranger and sole book runner, which amended the Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the senior secured revolving line of credit from $25 million to $35 million; (ii) modified the definitions of certain terms contained in the Credit Agreement; (iii) amended certain borrowing covenants under the Credit Agreement to (a) increase the acceptable amount of additional Indebtedness (as defined in the Credit Agreement) attributable to Senior Notes, unsecured Subordinated Indebtedness (both as defined in the Credit Agreement) and other unsecured Indebtedness from $25 million to $100 million and (b) exempt certain performance based contingent obligations related to prior acquisitions from the borrowing restrictions; and (iv) updated certain schedules to the Credit Agreement. As of December 26, 2010, there were no outstanding borrowings on the Revolver and $2.4 million was outstanding on letters of credit resulting in net availability of $32.6 million. As of December 26, 2010, we were in compliance with the covenants contained in the Revolver.

$60 Million Credit Facility

        Prior to May 19, 2010, we had a revolving credit facility with KeyBank, as administrative agent and lender, in the aggregate principal amount of $60.0 million, which was secured by our assets and the assets of our subsidiaries. This Second Credit Facility was entered into on March 3, 2010 and was comprised of a (i) $35.0 million term loan facility and (ii) $25.0 million revolving line of credit. Bank of America, N.A., was syndication agent and lender, and KeyBanc Capital Markets and Banc of America

Securities LLC, acted as co-lead arrangers and book runners. All rates were subject to a LIBOR floor of 2.75% and a "prime rate" floor of 5.25%. On May 19, 2010, the outstanding balance of $54.5 million was paid in full. As a result of the refinance, we recorded an interest charge of approximately $1.7 million in the second quarter of 2010 relating to the write-off of previously deferred financing costs.

$85 Million Credit Facility

        During the fiscal years ended December 28, 2008 and December 27, 2009, we had a credit facility of $85.0 million with KeyBank, as administrative agent. This First Credit Facility provided for (i) two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million and (ii) a first lien $25.0 million revolving line of credit. The First Credit Facility was secured by our assets and the assets of our subsidiaries. KeyBank held the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, held the first lien term note.

        On March 3, 2010, the outstanding balance of $55.4 million was paid in full as a result of the refinance described above. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term loan under the First Credit Facility held by Silverpoint, at par, with no prepayment penalties, pursuant to the Settlement Agreement that we entered into with Silverpoint in October 2009. As a result of the refinance, we recorded an interest charge of approximately $2.2 million in the first quarter of 2010 relating to the write-off of previously deferred financing costs.

Notes Acquired in Acquisition of SYS

        During 2010, convertible notes of approximately $1.0 million which were acquired as a result of the SYS acquisition were paid in full. In August of 2010, we paid-off approximately $0.5 million of the notes plus accrued interest in cash. Holders of approximately $0.5 million of the notes elected to have their notes converted into approximately 45,000 shares of our common stock.

Payments in Connection with Acquisitions and Divestitures

        In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of Topic 805, such amounts are recorded at fair value on the acquisition date.

        The DEI Agreement provides that upon achievement of certain cash receipts, revenue, earnings before interest, taxes, depreciation, and amortization ("EBITDA") and backlog amounts in 2010, 2011 and 2012, we shall pay the former stockholders of DEI certain additional contingent consideration. We have paid $0.4 million related to contingent consideration and the potential amount of contingent consideration that may be payable by us in the future under the DEI Agreement is between zero and $8.0 million. The contingent consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods. As of December 26, 2010, $2.6 million of these cash receipts have been collected and future payments could be reduced by approximately $6.0 million if the final cash receipt is not collected.

        The SCT Agreement provides that upon achievement of certain EBITDA amounts in 2011, 2012 and 2013, we shall pay the former stockholders of SCT certain additional performance-based consideration. The potential undiscounted amount of all future contingent consideration that may be payable by us under the SCT Agreement is between zero and $3.5 million.

        There were no contingent liabilities associated with the acquisition of HBE other than contingent liabilities of $0.4 million associated with HBE's acquisition of Professional Security Technologies LLC ("PST") in September, 2010. The agreement with PST provides that the former shareholders of PST receive a 5% payment for achievement of revenue amounts from certain customers for the period from June 1, 2010 through December 31, 2012.

        In 2009, we paid approximately $3.6 million for the final cash holdback amounts subject to indemnity rights due to MRC and Haverstick. As of December 27, 2009, all obligations related to purchase price holdbacks and indemnification obligations have been paid in full. In July 2007, we sold our deployment services business of our Wireless Network Services segment to Platinum Equity. On July 16, 2008, we came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. In connection with that resolution, the earn-out arrangement provided for in the definitive agreement was terminated. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million due monthly thereafter until paid in full in December 2008. We did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March of 2009, we paid another $1.5 million and on August 4, 2009, we paid $1.3 million in full settlement of all amounts due to Platinum Equity.

Pending Acquisition of Herley

        On February 7, 2011, we entered into the Merger Agreement to acquire Herley, through a tender offer by one of our indirect wholly-owned subsidiaries for all of Herley's outstanding common stock and a subsequent merger between such subsidiary and Herley. Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, and electronic warfare systems. Herley has served the defense industry since 1965 by designing and manufacturing microwave devices for use in high-technology defense electronics applications. Herley's products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cybersecurity applications.

        The boards of directors of Kratos and Herley have approved the Merger Agreement and the transactions contemplated thereby. On February 25, 2011 and pursuant to the terms of the Merger Agreement, Merger Sub commenced a tender offer ("Offer") to purchase all issued and outstanding shares of Herley Common Stock, at a price of $19.00 per share in cash, without any interest thereon. The Offer will remain open for 20 business days, subject to periods of extension through June 30, 2011 if the conditions to the Offer have not been satisfied at the end of any Offer period (subject to the parties' termination rights under the Merger Agreement).

        The consummation of the Offer is subject to customary closing conditions, including, among other things, the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, subject to the terms of the Merger Agreement, any other applicable competition laws and the valid tender of shares of Herley Common Stock representing at least a majority of the total outstanding shares of Herley Common Stock, calculated on a fully diluted basis, and other offer conditions set forth in Annex A to the Merger Agreement.

        Upon completion of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Herley, with Herley surviving as a wholly-owned subsidiary of Kratos. At the effective time of the Merger (the "Effective Time"), each outstanding share of Herley Common Stock, other than shares of Herley Common Stock owned by Merger Sub, Kratos or any of its subsidiaries or Herley or any of its subsidiaries immediately prior to the Effective Time, or by stockholders who have validly exercised their appraisal rights under Delaware law, will be canceled and converted into the right to receive an amount in cash equal to the Offer Price payable to the holder thereof, on the terms and subject to the conditions set forth in the Merger Agreement. In addition, at the Effective Time, (i) at the election of the holder thereof, each in-the-money option to purchase Herley Common Stock will be canceled and exchanged for a cash payment equal to: (a) the excess, if any, of the Offer Price over the per share exercise price of such in-the-money option, multiplied by (b) the number of shares subject to such in-the-money option; (ii) all other options to purchase Herley Common Stock shall be assumed by us and shall thereafter represent an option to purchase a number of shares of Kratos common stock, with such number of shares of Kratos common stock subject to and the exercise price applicable to such option being appropriately adjusted based on an exchange ratio equal to the fraction obtained by dividing the Offer Price by the average closing sales price for one share of Kratos common stock on the NASDAQ Global Select Market for the ten (10) trading-day period ending on the first business day immediately preceding the date of the Merger Agreement; and (iii) each restricted stock award granted under any compensation plan or arrangement of Herley and outstanding immediately prior to the Effective Time shall be cancelled at the Effective Time in exchange for the merger consideration payable in respect of such stock.

        The closing of the Merger is subject to, among other conditions, the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Herley Common Stock, if required by applicable law. However, the Merger Agreement also provides that, subject to certain conditions and limitations, Merger Sub will have an irrevocable option (the "Top-Up Option"), exercisable after the completion of the Offer, to acquire a number of shares of Herley Common Stock equal to the lesser of (i) the lowest number of shares that, when added to the number of shares of Herley Common Stock owned by us or Merger Sub at the time of the exercise of the Top-Up Option, will constitute one share more than 90% of the number of shares of Herley Common Stock that will be outstanding after giving effect to the exercise of the Top-Up Option, at a price per share equal to the Offer Price, and (ii) the aggregate number of shares held as treasury shares by Herley and the number of additional shares that Herley is authorized to issue under its certificate of incorporation. The Top-Up Option is intended to expedite the timing of the completion of the Merger by permitting the Merger to occur without a meeting of the Herley stockholders pursuant to the "short-form merger" provisions of the Delaware General Corporation Law.

        Kratos, Herley and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement. Herley's covenants include, among other things, covenants regarding the operation of the business prior to the closing and covenants prohibiting Herley from soliciting, providing information to third parties in connection with or entering into discussions concerning, proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that would reasonably constitute, or would reasonably be expected to lead to, a proposal superior to the transactions contemplated by the Merger Agreement.

        The Merger Agreement contains certain termination rights for each of Herley and Kratos. In addition, upon the termination of the Merger Agreement under specified circumstances, Herley will be required to pay Kratos a termination fee in an amount equal to $9.4 million.

Underwritten Public Offering

        On February 11, 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering (the "2011 Offering"). We received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, we received approximately $61.1 million in net proceeds. We expect to use the net proceeds from this transaction to partially fund the purchase price for the acquisition of Herley. To the extent that the net proceeds are not applied to the acquisition of Herley, we intend to use the proceeds for general corporate purposes, including funding of potential strategic acquisitions and other general corporate purposes.

Financing Transactions

        We estimate our cash requirements in connection with the acquisition of Herley to be approximately $316 million. On February 7, 2011, in connection with the Offer, we entered into a commitment letter (the "Commitment Letter") with Jefferies Group, Inc., Key Capital Corporation and OPY Credit Corp. (collectively, the "Committing Parties"), pursuant to which the Committing Parties have committed to provide debt financing of up to an aggregate of $307.5 million for the Offer. The amount of the commitment is subject to reduction by the amount of net proceeds that was raised in the 2011 Offering; provided that the maximum amount of such reduction shall not exceed $40 million. The commitment of the Committing Parties under the Commitment Letter is subject to customary conditions, including the absence of any material adverse effect on the financial condition of Herley or our ability to consummate the transactions described in the Commitment Letter. We intend to commence a private offering to eligible purchasers, subject to market and other conditions, of up to $325 million in aggregate principal amount of senior secured notes due 2017 (the "New Notes").

        In connection with the offering of the New Notes, we have received the consent of the holders of a majority of our existing 10% Senior Secured Notes due 2017 (referred to elsewhere in this Annual Report as the Exchange Notes) and have entered into a supplemental indenture related to the Exchange Notes in which such holders agreed to permit us to issue the New Notes in an aggregate principal amount not to exceed $325 million in connection with the acquisition of Herley and for general corporate purposes irrespective of whether such New Notes may be issued in compliance with the minimum consolidated fixed charge coverage ratio test contained in the limitation of incurrence of additional indebtedness covenant in the indenture governing the Exchange Notes. In addition, we have entered into an amendment to the Credit Agreement with KeyBank pursuant to which KeyBank has agreed to waive any restrictions in the Credit Agreement with respect to the acquisition of Herley and the issuance of the New Notes. Wilmington Trust FSB and KeyBank also entered into an amendment to the existing intercreditor agreement to make certain changes to such agreement so as to permit the consummation of the acquisition of Herley.

Off Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

        The following table summarizes our currently existing contractual obligations and other commitments at December 26, 2010, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2011	2012 - 2013	2014 - 2015	2016 and After
Debt, net of interest(1)	$225.0	$—	$—	$—	$225.0
Capital leases(4)	2.6	0.9	1.4	0.3	—
Estimated interest on debt(2)	144.4	22.5	45.0	45.0	31.9
Purchase orders(3)	46.2	33.2	13.0	—	—
Operating leases(4)	26.3	6.0	6.9	4.3	9.1
Unrecognized tax benefits, including interest and penalties(5)	1.3	0.2	0.5	—	0.6

Total commitments and recorded liabilities	$445.8	$62.8	$66.8	$49.6	$266.6

(1)
Our Senior Secured Notes of $225 million are due June 1, 2017. See "Notes to Consolidated Financial Statements" Note 5 for further details.

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

(4)
See "Notes to Consolidated Financial Statements" Note 6 for further details.

(5)
The obligations shown in the above table represent certain uncertain tax positions in accordance with FASB ASC Topic 740 Income Taxes ("Topic 740"). The years for which the uncertain tax positions will reverse have been estimated in scheduling the obligations in the table above. See "Notes to Consolidated Financial Statements" Note 8 for further details.

        On February 11, 2008, we entered into three derivative financial instruments with KeyBank to reduce our exposure to its variable interest rates on its outstanding debt. These instruments initially hedged $70.0 million of its LIBOR-based floating rate debt with the amounts hedged decreasing over time. The derivatives mature on March 31, 2011 and result in an average fixed rate of 3.16% for the term of the agreements. Initially, we designated these instruments as cash flow hedges. In March 2008, as a result of the amendment to our credit facility, which included a LIBOR floor rate of 4.25%, we determined that these instruments were no longer highly effective as a hedge. The net gain (loss) associated with the derivatives for the years ended December 28, 2008, December 27, 2009 and December 26, 2010 was a $1.7 million loss, a $0.1 million gain and a $1.0 million gain, respectively. Future gains and losses on these derivative instruments will continue to be recognized in our Consolidated Statement of Operations.

        As of December 26, 2010 we have $2.4 million of standby letters of credit outstanding. Our letters of credit are related to our prior workers compensation program, our performance bond program for work performed in the PSS segment and for our work overseas. Additional information regarding our financial commitments at December 26, 2010 is provided in the notes to our consolidated financial statements. See "Notes to Consolidated Financial Statements", Note 15 for further details.

Other Liquidity Matters

        We intend to fund our cash requirements with cash flows from operating activities, and borrowings under our Revolver. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. As discussed in Part II, Item 1A, "Risk Factors" section of this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate, if the federal government extends the Continuing Resolution or there is a shut down by the government of all non essential federal government services or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

        We have three basic categories of fixed price contracts: fixed unit price, fixed price level of effort, and fixed price completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104"). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

        A portion of our fixed price completion contracts are within the scope of Topic 605. For these contracts revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances in which it is impractical to estimate the final outcome of the project margin, but it is certain that we will not incur a loss on the project, we may record revenue equal to cost incurred, at zero margin. In the event that our cost incurred to date may be in excess of our funded contract value, we may defer those costs until the associated contract value has been funded by the customer. Once the final estimate of the outcome of the project margin is determined, we will record revenue using the percentage-of-completion method of accounting based on the ratio of total costs incurred to date compared to the estimated total costs to complete the project.

        In accounting for our long-term contracts for production of products provided to the federal government, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to our gross margin. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

        It is our policy to review any arrangement containing software or software deliverables and services against the criteria contained in FASB ASC Topic 985 Software ("Topic 985"), and related technical practice aids. Under the provisions of Topic 985, we review the contract value of software deliverables and services and determine allocations of the contract value based on Vendor Specific Objective Evidence ("VSOE"). All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

        Our contracts may include the provision of more than one of our services. In these situations, we apply the guidance of Topic 605. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

        Under certain of our contractual arrangements, we may also recognize revenue for out-of-pocket expenses in accordance with Topic 605. Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

        Under certain of our contracts, we provide supplier procurement services and materials for our customers. We record revenue on these arrangements on a gross or net basis in accordance with Topic 605. Depending on the specific circumstances of the arrangement we consider the following criteria, among others, for recording revenue on a gross or net basis:

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

        Goodwill and Purchased Intangibles.    The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 26, 2010, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (typically not exceeding twelve months). Adjustments related to income tax uncertainties through December 26, 2010, were also recorded to goodwill.

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

        We perform our impairment test for goodwill in accordance with Topic 350. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our annual and interim impairment assessments, we identified our reporting units to be our operating segments which are the KGS and PSS segments.

        We perform impairment tests for goodwill as of the last day of our fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we use the income approach, specifically DCF method, to derive the fair value of each of our reporting units and in order to validate the reasonableness of the income approach, we consider the market approach, which estimates the fair value of our reporting units based upon comparable market prices to validate the reasonableness of the implied multiples from the income approach. We also consider our market capitalization based upon an average of our stock price prior to and subsequent to the date we perform our analysis and reconcile the fair value of our reporting units to our market capitalization assuming a control premium. As of December 26, 2010, the fair value of the KGS and PSS reporting units substantially exceeded their carrying value and were not at risk of failing step one of the goodwill impairment test.

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

  •
  The current economic conditions have negatively impacted our PSS reporting unit's projected growth rates and cash flows as customers have delayed or cancelled capital expenditures related to the systems we provide. However, this reporting unit has no goodwill, it is significantly smaller than our Government Solutions segment and our goodwill impairment analysis is not materially affected by changes in the expected cash flows for this reporting unit. Current economic conditions have not significantly impacted our estimates of cash flows in our Government Solutions reporting unit which primarily provides services to the federal government and the DoD. Our contracts are long term in nature and are supported by significant backlog. Because our contracts are of a long term nature, a majority of our receivables are with agencies within the U. S. government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. government, we are not subject to significant short term changes in operating cash flow. As a result of our current business model, we do not have significant capital expenditure requirements.

  •
  The terminal growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units.

  •
  We use estimates of market participant WACC as a basis for determining the discount rates to apply to our reporting units' future expected cash flows. The significant assumptions within our WACC are: (a) equity risk premium, (b) beta, (c) size premium adjustments, (d) cost of debt, and (e) capital structure assumptions. In addition, we use a company specific risk adjustment which is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors which may make it more "risky" relative to the industry.

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

        As a result of the assumptions used in our analyses, several factors could result in impairment of our $226.4 million goodwill and $89.1 million long-lived intangibles in future periods, including but not limited to:

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

        Accounting for income taxes and tax contingencies.    Topic 740 provides the accounting treatment for uncertainty in income taxes recognized in an enterprise's financial statements. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

        We have a valuation allowance at December 26, 2010, due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

        The 2010 effective tax rate at December 26, 2010 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 26, 2010 are settled at an amount which differs from our estimate. Finally, during 2010 and thereafter, if we are impacted by a change in the valuation allowance as of December 26, 2010 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 26, 2010, such effect will be recognized in the interim period in which the change occurs.

        Accrual for partial self-insurance.    We maintain an accrual for our health and workers' compensation partial self-insurance, which is a component of total accrued expenses in the Consolidated Balance Sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation limits per claim are $50,000 and $250,000, respectively.

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

        Stock-based Compensation.    We account for stock-based compensation arrangements in accordance with the provisions of FASB ASC Topic 718 Compensation—Stock Compensation ("Topic 718") which requires the measurement and recognition of compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

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

Recently Issued Accounting Pronouncement

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not expect that the provisions of the new guidance will have a material effect on our consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC Topic 820, Fair Value Measurements and Disclosures ("Topic 820") to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by Topic 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

        In February 2010, the FASB issued ASU 2010-09, Subsequent Events Topic 855, Amendments to Certain Recognition and Disclosure Requirements. The amendments to the FASB Accounting Standards

Codification™ included in the ASU, among other things, eliminate the requirement that an "SEC filer" (as defined) disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This does not change the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued.

        In December 2010, the FASB issued ASU 2010-29, Business Combinations Topic 805, Disclosure of Supplementary Pro Forma Information for Business Combinations (the "Update"). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted and we adopted these amendments for the acquisitions completed in the year ended December 26, 2010.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with two outstanding interest rate swaps, which do not qualify for cash flow hedge accounting, and balance under our revolving line of credit with KeyBank. Based on our average outstanding balance during the year ended December 26, 2010, a 1% change in the LIBOR rate would impact our financial position and results of operations by approximately $0.4 million over the next year.

        Cash and cash equivalents as of December 26, 2010 were $10.8 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net income for the year ended December 26, 2010.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.

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

        As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 26, 2010.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, our management concluded that our internal control over financial reporting is effective as of December 26, 2010.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

        Management's assessment over our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 26, 2010.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

        We have audited Kratos Defense & Security Solutions, Inc.'s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Management's Report). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of Gichner Holdings, Inc., DEI Services Corporation, Southside Container & Trailer, LLC and Henry Bros. Electronics, Inc., wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting 57 and 26 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 26, 2010. As indicated in Management's Report, Gichner Holdings, Inc., DEI Services Corporation, Southside Container & Trailer, LLC and Henry Bros. Electronics, Inc. were acquired during 2010 and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Gichner Holdings, Inc., DEI Services Corporation, Southside Container & Trailer, LLC and Henry Bros. Electronics, Inc.

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

        In our opinion, Kratos Defense & Security Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. as of December 27, 2009 and December 26, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 26, 2010 and our report dated March 1, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

San Diego, California
March 1, 2011

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2010.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2010.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to the Registrant's Proxy Statement or Form 10-K/A, which we will file with the SEC within 120 days after the end of fiscal 2010.

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

  (a)(1) Financial Statements

        The Consolidated Financial Statements of Kratos Defense & Security Solutions and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report beginning on page F-1.

  (a)(2) Financial Statement Schedules

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

  a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1	Agreement and Plan of Merger, dated October 5, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc. Certain schedules and exhibits referenced in the Stock Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	10/07/10	2.1
2.2	Amendment to the Agreement and Plan of Merger, dated November 13, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	11/15/10	2.1
2.3	Stock Purchase Agreement, dated as of April 12, 2010, by and between Kratos Defense & Security Solutions, Inc. and the Stockholders of Gichner Holdings, Inc. Certain schedules and exhibits referenced in the Stock Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	04/12/10	2.1
2.4	Agreement and Plan of Merger, dated as of November 21, 2008, by and among Kratos Defense & Security Solutions, Inc., Dakota Merger Sub, Inc. and Digital Fusion, Inc. Certain exhibits and schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of the omitted exhibits and schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	11/24/08	2.1
2.5	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among Kratos Defense & Security Solutions, Inc., White Shadow, Inc. and SYS. Certain schedules and exhibits referenced in the Stock Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	02/22/08	2.1
3.1	Amended and Restated Certificate of Incorporation.	10-Q	09/30/01	4.1

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.2		Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07	3.1
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions.	10-Q	09/27/09	3.1
3.4		Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	05/17/10	3.1
3.5		Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01	4.2
3.6		Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/02	4.1
3.7		Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04	3.1
4.1		Specimen Stock Certificate.				*
4.2		Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/04	4.1
4.3		Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/10	4.1
10.1		Underwriting Agreement, dated October 5, 2010, by and between Kratos Defense & Security Solutions, Inc., and B. Riley & Co., LLC.	8-K	10/7/10	1.1
10.2	#	Form of Indemnity Agreement by and between Kratos Defense & Security Solutions, Inc. and certain officers and directors.	S-1	08/18/99	10.10
10.3	#	2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00	10.2

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.4	#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00	10.3
10.5	#	Nonqualified Deferred Compensation Plan.	10-K	12/31/05	10.44
10.6	#	2005 Equity Incentive Plan.	S-8	08/01/05	99.1
10.7	#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/05	99.2
10.8	#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the 2005 Equity Incentive Plan.	8-K	01/17/07	99.3
10.9	#	Amended and Restated Executive Employment Agreement, dated as of August 4, 2008, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	06/29/08	10.3
10.10	#	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2008, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	06/29/08	10.4
10.11	#	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2008, by and between Kratos Defense & Security Solutions, Inc. and Laura Siegal.	10-Q	06/29/08	10.5
10.12	#	Employment Agreement, dated as of July 1, 2006, by and between SYS Technologies and Ben Goodwin.				*
10.13	#	Severance and Change of Control Agreement, dated as of August 2, 2010, by and between Kratos Defense & Security Solutions, Inc. and Deborah Butera.				*
10.14	#	Employment Agreement, dated as of August 4, 2010, by and between Kratos Government Solutions, Inc. and Richard Selvaggio.				*
10.15	#	Employment Agreement, dated as of July 22, 2010, by and between Kratos Government Solutions, Inc. and David Carter.				*
10.16	#	Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between Kratos Government Solutions, Inc. and Phil Carrai.				*

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.17	Settlement Agreement and General Release of Claims, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, Field Point III, Ltd., and SPF CDO I, Ltd.	10-Q	09/27/09	10.1
10.18	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc. (Sublessor) and Kratos Defense & Security Solutions, Inc. (Sublessee).	10-K	12/27/09	10.26
10.19	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/10	10.4
10.20	Security Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, and Wilmington Trust FSB, as Collateral Agent.	8-K	05/25/10	10.2
10.21	Intercreditor Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Wilmington Trust FSB, as Indenture Agent and KeyBank National Association, as Credit Facility Agent.	8-K	05/25/10	10.3
10.22	Purchase Agreement, dated as of May 12, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/10	10.1
10.23	Credit and Security Agreement, dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	05/25/10	10.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.24	Credit Agreement, dated as of March 3, 2010, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, Bank of America, N.A., as Syndication Agent and Lender and the other financial institutions parties thereto with Keybanc Capital Markets and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Runners.	8-K	03/08/10	10.1
10.25	First Amendment Agreement, dated as of December 13, 2010, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	12/16/10	10.1
10.26	Stipulation and Agreement of Settlement of Derivative Claims, dated as of January 5, 2010.	10-K	12/27/09	10.6
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

#
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2011

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERIC M. DEMARCO Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
/s/ DEANNA H. LUND Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 1, 2011
/s/ LAURA L. SIEGAL Laura L. Siegal	Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2011
/s/ SCOTT ANDERSON Scott Anderson	Director	March 1, 2011
/s/ BANDEL CARANO Bandel Carano	Director	March 1, 2011
/s/ SCOT JARVIS Scot Jarvis	Director	March 1, 2011
/s/ JANE E. JUDD Jane E. Judd	Director	March 1, 2011
/s/ SAM LIBERATORE Sam Liberatore	Director	March 1, 2011
/s/ WILLIAM HOGLUND William Hoglund	Director	March 1, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

        We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. as of December 27, 2009 and December 26, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kratos Defense & Security Solutions, Inc. as of December 27, 2009 and December 26, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2010 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kratos Defense & Security Solutions, Inc.'s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

San Diego, California
March 1, 2011

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Balance Sheets

December 27, 2009 and December 26, 2010

(in millions, except par value and number of shares)

	2009	2010
Assets
Current assets:
Cash and cash equivalents	$9.9	$10.8
Restricted cash	0.4	8.5
Accounts receivable, net	78.6	125.8
Inventoried costs, net of progress payments	1.9	25.9
Income taxes receivable	1.0	2.7
Prepaid expenses	2.2	7.1
Other current assets	2.8	2.9
Current assets of discontinued operations	2.0	0.5

Total current assets	98.8	184.2
Property and equipment, net	4.3	28.4
Goodwill	110.2	226.4
Intangibles, net	26.5	89.1
Deferred tax asset	0.4	—
Other assets	1.0	8.0
Non-current assets of discontinued operations	0.4	—

Total assets	$241.6	$536.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18.8	$45.6
Accrued expenses	9.0	21.4
Accrued compensation	15.7	21.7
Billings in excess of costs and earnings on uncompleted contracts	5.4	17.2
Deferred income tax liability	0.4	—
Acquisition related holdback payments	—	8.1
Other current liabilities	2.8	1.7
Income taxes payable	0.2	—
Current portion of long-term debt	4.5	—
Current portion of capital lease obligations	0.2	0.6
Current liabilities of discontinued operations	4.7	2.1

Total current liabilities	61.7	118.4
Long-term debt, net of current portion	50.9	225.0
Capital lease obligations	0.7	1.1
Deferred income tax liability	—	11.7
Other long-term liabilities	2.8	8.6
Non-current liabilities of discontinued operations	0.6	1.4

Total liabilities	116.7	366.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 27, 2009 and December 26, 2010 (liquidation preference $5.0 million at December 26, 2010)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 15,784,591 and 18,616,023 shares issued and outstanding at December 27, 2009 and December 26, 2010, respectively	—	—
Additional paid-in capital	523.0	553.5
Accumulated deficit	(398.1)	(383.6)

Total stockholders' equity	124.9	169.9

Total liabilities and stockholders' equity	$241.6	$536.1

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITIES SOLUTIONS, INC.

Consolidated Statements of Operations

Years ended December 28, 2008, December 27, 2009, and December 26, 2010

(in millions, except per share amounts)

	2008	2009	2010
Service revenues	$259.5	$314.0	$284.8
Product sales	26.7	20.5	123.7

Total revenues	286.2	334.5	408.5

Cost of service revenues	206.3	250.0	215.5
Cost of product sales	21.7	15.2	103.0

Total costs	228.0	265.2	318.5

Gross profit	58.2	69.3	90.0
Selling, general and administrative expenses	48.9	52.8	63.0
Research and development expenses	0.9	1.8	2.2
Recovery of unauthorized issuance of stock options, stock option investigation and related fees, and litigation settlement	(4.5)	(0.2)	(1.4)
Impairment of goodwill	105.8	41.3	—
Impairments and adjustments to the liability for unused office space	0.3	0.6	—
Merger and acquisition expenses	—	—	3.1

Operating income (loss) from continuing operations	(93.2)	(27.0)	23.1

Other expense:
Interest expense, net	(10.0)	(10.4)	(22.3)
Other income (expense), net	(1.5)	0.1	1.1

Total other expense, net	(11.5)	(10.3)	(21.2)

Income (loss) from continuing operations before income taxes	(104.7)	(37.3)	1.9
Provision (benefit) for income taxes from continuing operations	(0.7)	1.0	(12.7)

Income (loss) from continuing operations	(104.0)	(38.3)	14.6
Loss from discontinued operations	(7.1)	(3.2)	(0.1)

Net income (loss)	$(111.1)	$(41.5)	$14.5

Basic income (loss) per common share:
Income (loss) from continuing operations	$(11.18)	$(2.76)	$0.88
Loss from discontinued operations	(0.77)	(0.23)	(0.01)

Net income (loss) per common share:	$(11.95)	$(2.99)	$0.87

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(11.18)	$(2.76)	$0.87
Loss from discontinued operations	(0.77)	(0.23)	(0.01)

Net income (loss) per common share:	$(11.95)	$(2.99)	$0.86

Weighted average common shares outstanding:
Basic	9.3	13.9	16.6
Diluted	9.3	13.9	16.9

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Stockholders' Equity

Years ended December 28, 2008, December 27, 2009, and December 26, 2010

(in millions)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	—	$—	7.9	$—	$412.7	$(245.5)	$167.2
Issuance of common stock for exercise of stock options	—	—	—	—	0.2	—	0.2
Common stock issued for acquisitions	—	—	4.8	—	80.2	—	80.2
Paid-in capital for contingent acquisition consideration	—	—	—	—	7.0	—	7.0
Adjustment for initial adoption of FASB ASC 740 Income Taxes	—	—	0.1	—	2.3	—	2.3
Stock-based compensation	—	—	—	—	1.1	—	1.1
Net loss and total comprehensive loss	—	—	—	—	—	(111.1)	(111.1)

Balance, December 28, 2008	—	—	12.8	—	503.5	(356.6)	146.9

Issuance of common stock for employee stock purchase plan	—	—	0.1	—	0.4	—	0.4
Common stock issued for acquisitions	—	—	—	—	0.1	—	0.1
Stock options issued for acquisitions	—	—	2.6	—	17.5	—	17.5
Paid in capital and common stock issued for contingent consideration	—	—	0.3	—	(0.2)	—	(0.2)
Stock-based compensation	—	—	—	—	1.7	—	1.7
Net loss and total comprehensive loss	—	—	—	—	—	(41.5)	(41.5)

Balance, December 27, 2009	—	—	15.8	—	523.0	(398.1)	124.9

Issuance of common stock for employee stock purchase plan, options and warrants	—	—	0.3	—	1.7	—	1.7
Issuance of common stock	—	—	2.5	—	24.7	—	24.7
Fair value of options assumed for HBE acquisition	—	—	—	—	1.7	—	1.7
Stock-based compensation	—	—	—	—	1.9	—	1.9
Conversion of convertible notes	—	—	—	—	0.5	—	0.5
Net income and total comprehensive income	—	—	—	—	—	14.5	14.5

Balance, December 26, 2010	—	$—	18.6	$—	$553.5	$(383.6)	$169.9

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

Years ended December 28, 2008, December 27, 2009, and December 26, 2010

(in millions)

	2008	2009	2010
Operating activities:
Net income (loss)	$(111.1)	$(41.5)	$14.5
Less: Loss from discontinued operations	(7.1)	(3.2)	(0.1)

Income (loss) from continuing operations	(104.0)	(38.3)	14.6
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	7.3	8.3	12.9
Deferred income taxes	(2.0)	—	(14.4)
Accrual for litigation settlement	—	(0.5)	—
Goodwill impairment charges	105.8	41.3	—
Asset impairment charges	0.2	—	—
Disposal of property and equipment	0.4	—	—
Amortization of deferred financing costs	—	0.7	5.0
Provision for doubtful accounts	1.1	0.4	0.4
Stock-based compensation	1.1	1.7	1.9
Mark to market on swaps	1.7	(0.1)	(1.0)
Change in accrual for unused office space	—	0.6	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2.9)	17.4	2.9
Prepaid expenses	4.2	1.3	(2.9)
Other assets	5.5	4.8	6.1
Accounts payable	(9.6)	1.8	8.7
Accrued expenses	(2.0)	(4.0)	(9.4)
Accrued compensation	(2.8)	1.4	3.4
Billings in excess of costs and earnings on uncompleted contracts	(2.1)	(3.9)	3.2
Accrual for contingent acquisition consideration	0.7	(0.1)	—
Income tax receivable and payable	0.5	0.5	(0.3)
Accrual for unused office space	(0.7)	(1.6)	(0.8)
Other liabilities	(6.9)	(5.5)	(2.0)

Net cash provided by (used in) operating activities from continuing operations	(4.5)	26.2	28.3

Investing activities:
Sale/maturity of short-term investments	0.3	—	—
Cash paid for contingent acquisition consideration	—	(3.6)	(0.4)
Cash paid for acquisitions, net of cash acquired	(1.2)	(1.1)	(206.5)
Proceeds/(payments) from the disposition of discontinued operations	(0.2)	(2.4)	0.1
Cash transferred to restricted cash	(0.4)	—	(0.1)
Capital expenditures	(0.8)	(0.4)	(2.3)

Net cash used in investing activities from continuing operations	(2.3)	(7.5)	(209.2)

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

Years ended December 28, 2008, December 27, 2009, and December 26, 2010

(in millions)

	2008	2009	2010
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	$—	$17.5	$24.7
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	0.2	0.6	1.7
Proceeds from issuance of long-term debt	—	—	225.0
Payments of subordinated debt	—	(2.1)	(0.5)
Borrowings under credit facility	7.9	22.5	61.9
Repayments under credit facility	(4.6)	(46.9)	(119.6)
Repayment of capital lease obligations	(0.2)	(0.2)	(0.3)
Debt issuance costs	(0.5)	(0.5)	(11.0)

Net cash provided by (used in) financing activities from continuing operations	2.8	(9.1)	181.9

Net cash flows from continuing operations	(4.0)	9.6	1.0
Cash flows from discontinued operations
Operating cash flows	(1.2)	(3.4)	(0.1)

Net cash flows from discontinued operations	(1.2)	(3.4)	(0.1)

Net increase (decrease) in cash and cash equivalents	(5.2)	6.2	0.9
Cash and cash equivalents at beginning of year	8.9	3.7	9.9

Cash and cash equivalents at end of year	$3.7	$9.9	$10.8

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8.7	$7.7	$15.4
Net cash paid during the year for income taxes	$1.3	$0.3	$0.9
Non-cash investing and financing activities:
Common stock and stock options issued for acquisitions	$87.2	$—	$24.7
Paid-in capital for contingent acquisition consideration	$2.3	$(0.3)	$—
Liability for contingent cash consideration	$—	$—	$5.8
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$116.8	$—	$304.9
Liabilities assumed in acquisitions	$23.9	$—	$87.6

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies

(a)   Description of Business

        Kratos Defense & Security Solutions, Inc. ("Kratos" or the "Company") is a specialized national security business providing mission critical products, services and solutions for United States national security priorities. Kratos' core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. The Company's principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance ("C5ISR"); related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for Ballistic Missile Defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems ("UAVs"); and advanced network engineering and information technology services. Kratos offers its customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas.

        Kratos derives a substantial portion of its revenue from contracts performed for United States Federal Government agencies, including the Department of Defense, classified agencies, intelligence agencies, other National Security agencies and Homeland Security related agencies. The Company believes its stable client base, strong client relationships, broad array of contract vehicles, considerable employee base possessing national security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth. The Company's employees are strategically located throughout the U.S. and at key military installations, and almost half of its approximately 2,900 employees have national security clearances. These security clearances, along with the Company's past performance qualifications, are a requirement for the Company's contract vehicles and customer engagements.

        The Company operates in two principal business segments: Kratos Government Solutions ("KGS") and Public Safety and Security ("PSS"). The Company organizes its business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report are presented in a manner consistent with its operating structure. For additional information regarding the Company's operating segments, see Note 14 of the notes to the consolidated financial statements. From a customer and solutions perspective, Kratos views its business as an integrated whole, leveraging skills and assets wherever possible.

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

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(c)   Fiscal Year

        Fiscal years end on the last Sunday of the year and interim fiscal periods end on the last Sunday of the last month of each calendar quarter. The fiscal years ended on December 28, 2008, December 27, 2009 and December 26, 2010, and all years contained 52 calendar weeks.

(d)   Reclassifications

        Certain amounts in the December 27, 2009 consolidated balance sheet and consolidated statements of cash flows for the years ended December 28, 2008, and December 27, 2009, have been reclassified to conform to the December 26, 2010 presentation.

(e)   Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, accruals for partial self-insurance, contingencies and litigation and contingent acquisition consideration and stock-based compensation. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

(f)    Reverse Stock Split

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock. All common stock, stock options, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

(g)   Revenue Recognition

        The Company generates almost all of its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract and recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as its prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

        The Company has three basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Accounting Standards Code ("ASC") Topic 605 Revenue Recognition ("Topic 605"), specifically Topic 605-10-S99, which generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

        On a portion of the fixed price-completion contracts revenue is recognized in accordance with Topic 605 using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. As of December 27, 2009 and December 26, 2010, the provisions for losses on contracts was $0.0 and $1.7 million, respectively.

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

        In accounting for the Company's long-term contracts for production of products provided to the federal government, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

        Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

accounting period. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect the Company's gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, a cancellation or negative modification could result in the Company having to reverse revenue that was recognized in a prior period, thus significantly reducing the amount of revenues recognized for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to gross margins. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates.

        It is the Company's policy to review any arrangement containing software or software deliverables and services against the criteria contained in ASC Topic 985 Software ("Topic 985"). Under the provisions of Topic 985, the Company reviews the contract value of software deliverables and services and determines allocations of the contract value based on Vendor Specific Objective Evidence ("VSOE") or fair value for each of the elements. All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

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

        For federal contracts, the Company follows U.S. government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

recorded if different assumptions were used or if the underlying circumstances were to change. The Company closely monitors compliance with, and the consistent application of its critical accounting policies related to contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any significant changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are scrutinized for compliance with regulatory standards by the Company's personnel, and are subject to audit by the Defense Contract Audit Agency.

        From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As of December 27, 2009 and December 26, 2010, approximately $6.8 million and $4.4 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

        Shipping and Handling Costs.    Costs incurred for shipping and handling are included in cost of product sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

(h)   Inventoried costs

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

(i)    Derivative Instruments

        In managing interest rate risk exposure, the Company entered into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

interest rate swap involves the payment of a fixed rate times a notational amount by one party in exchange for a floating rate times the same notational amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company's interest rate swap agreements are major financial institutions. In accordance with ASC Topic 815 Derivatives and Hedging, the Company recognizes interest rate swap agreements on the consolidated balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable ("Hedge Accounting").

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

        When Hedge Accounting is discontinued, the derivative instrument will be either terminated, continue to be carried on the balance sheet at fair value, or redesignated as the hedging instrument in either a cash flow or fair value hedge, if the relationship meets all applicable hedging criteria. Any asset or liability that was previously recorded as a result of recognizing the value of a firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. Any gains or losses that were accumulated in other comprehensive income from hedging a forecasted transaction will be recognized immediately in current period earnings, if it is probable that the forecasted transaction will not occur. See Note 10 for additional information with respect to derivative instruments.

(j)    Research and Development

        Costs incurred in research and development activities are expensed as incurred in accordance with ASC Topic 730 Research and Development.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities.

        In accordance with the recognition standards established by ASC Topic 740 Income Taxes ("Topic 740"), the Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position.

(l)    Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation-Stock Compensation ("Topic 718"). All of the Company's stock compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options, and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the remaining vesting period of the options, which is generally zero to four years. The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually five to ten years. The Company has no awards with market or performance conditions. Compensation expense for stock issued under the Company's employee stock purchase plan is estimated on the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally 6 months.

        For the years ended December 28, 2008, December 27, 2009 and December 26, 2010, there was no incremental tax benefit from stock options exercised in the period. The Company recorded cash received from the exercise of stock options of $0.2 million in 2009 and $1.0 million in 2010. No stock options were exercised in 2008. The following table shows the amounts recognized in the consolidated financial statements for 2008, 2009 and 2010 for stock-based compensation expense related to stock

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

options, stock awards and to stock options offered under the Company's employee stock purchase plan (in millions).

	Year ended December 28, 2008	Year ended December 27, 2009	Year ended December 26, 2010
Cost of revenues	$0.0	$0.0	$0.0
Selling, general and administrative expenses	1.1	1.7	1.9

Total cost of employee stock-based compensation included in operating income (loss) from continuing operations, before income tax	1.1	1.7	1.9
Amount charged to loss from discontinued operations	0.0	0.0	0.0

Total charged against operations	$1.1	$1.7	$1.9

Impact on net income (loss) per common share:
Basic	$(0.12)	$(0.13)	$(0.11)
Diluted	$(0.12)	$(0.13)	$(0.11)

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

        The following table outlines the balance of the Company's Allowance for Doubtful Accounts for 2008, 2009 and 2010. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 28, 2008	$0.6	$1.1	$(0.6)	$1.1
Year ended December 27, 2009	$1.1	$0.4	$(0.7)	$0.8
Year ended December 26, 2010	$0.8	$0.4	$(0.5)	$0.7

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(n)   Cash and Cash Equivalents

        The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

        The Company has restricted cash accounts of approximately $0.4 million at December 27, 2009 and $8.5 million at December 26, 2010, which are required to collateralize a credit card program, a seller escrow account related to the acquisition of Gichner Holdings, Inc. ("Gichner"), and a deposit relating to the run out of a now terminated self-insured workers compensation program.

(o)   Property and Equipment, Net

        Property and equipment, net owned by the Company is depreciated over the estimated useful lives of individual assets. Costs incurred for computer software developed or obtained for internal use are capitalized and classified in computer equipment. Equipment and facilities acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset. Improvements, which significantly improve and extend the useful life of an asset, are capitalized and depreciated over the shorter of the lease period or the estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

        These assets are depreciated using the straight-line method, with the following lives:

Years
Buildings and improvements	15 - 39
Machinery and equipment	3 - 10
Computer equipment and software	1 - 10
Vehicles, furniture, and office equipment	5
Leasehold improvements	Shorter of useful life or length of lease

(p)   Leases

        The Company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The Company conducts operations primarily under operating leases.

        Most lease agreements for real property contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the Company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(q)   Acquisitions

        The Company accounts for business combinations using the acquisition method of accounting as prescribed by ASC Topic 805 Business Combinations ("Topic 805"). The Company allocates the purchase price of its acquisitions to the tangible and intangible assets, and liabilities including certain contingent liabilities acquired based upon their estimated fair values. The excess of purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred. Prior to fiscal 2009, the Company accounted for business combinations using the purchase method of accounting. Under the purchase method, the total purchase price, including transaction costs, was allocated to the acquired assets and liabilities based on their estimated fair value as of the date of acquisition.

(r)   Goodwill and Other Intangible Assets, Net

        In accordance with the provisions of ASC Topic 350 Intangibles—Goodwill and Other ("Topic 350"), the Company performs impairment tests for goodwill as of the last day of each fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income.

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

(s)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC Topic 360 Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(t)    Fair Value of Financial Instruments

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

(u)   Concentrations and Uncertainties

        The Company maintains cash balances at various financial institutions and such balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

        Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company's billed and unbilled accounts receivable. The Company's accounts receivable result from sales to customers within the federal government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer's financial condition and collateral is not required. Accounts receivable are recorded at the invoiced amount and do not bear interest. See Note 13 for a discussion of the Company's significant customers.

        On May 19, 2010, the Company issued 10% Senior Secured Notes in the aggregate principal amount of $225.0 million (the "Original Notes") in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), of which $133.0 million was used to finance the acquisition of Gichner (See Note 3). On August 11, 2010, the Company completed an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes. In the exchange offer, the Company offered to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act (the "Exchange Notes"). The Exchange Notes have substantially similar terms as the Original Notes, except that the Exchange Notes do not have transfer restrictions or registration rights. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. The Company will pay interest on the Exchange Notes semi-annually, in arrears, on June 1 and December 1 of each year, beginning December 1, 2010. As of December 26, 2010, the principal amount of $225.0 million is outstanding under the Exchange Notes. In addition, the Company has $32.6 million available under its senior secured revolving credit agreement. See Note 5 for a complete description of the Exchange Notes and the Company's revolving credit facility.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

(v)   Debt Issuance Costs

        Fees paid to obtain debt financing or amendments under such debt financing are treated as debt issuance costs and are capitalized and amortized over the expected term of the related debt. These payments are shown as a financing activity in the consolidated statements of cash flows and are included in other current assets and other assets in the consolidated balance sheets.

(w)  Interest Expense, Net

        Interest expense, net in the consolidated statements of operations is summarized in the following table (in millions):

	2008	2009	2010
Interest expense incurred primarily on the Company's Exchange Notes and previous credit facilities	$(10.3)	$(10.6)	$(22.4)
Miscellaneous interest income	0.3	0.2	0.1

Interest expense, net	$(10.0)	$(10.4)	$(22.3)

(x)   Recent Accounting Pronouncements

        Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which, among other things, amends Topic 820, Fair Value Measurements and Disclosures ("Topic 820") to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by Topic 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company's adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

        In February 2010, the FASB issued ASU 2010-09, Subsequent EventsTopic 855, Amendments to Certain Recognition and Disclosure Requirements. The amendments to the FASB Accounting Standards Codification™ included in the ASU, among other things, eliminate the requirement that an "SEC filer" (as defined) disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This does not change the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued.

        In December 2010, the FASB issued ASU 2010-29, Business CombinationsTopic 805, Disclosure of Supplementary Pro Forma Information for Business Combinations (the "Update"). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted and the Company adopted these amendments for the acquisitions completed in the year ended December 26, 2010.

Note 2. Goodwill and Other Intangible Assets

  Goodwill

        The Company performs its annual impairment test for goodwill in accordance with Topic 350 as of the last day of each fiscal year or when evidence of potential impairment exists.

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

December 26, 2010

Note 2. Goodwill and Other Intangible Assets (Continued)

characteristics. For the annual and, if necessary, interim impairment assessment the Company identified its reporting units to be its operating segments which are Kratos Government Solutions and Public Safety and Security.

        The Company's testing approach utilizes a discounted cash flow ("DCF") analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by Topic 820). The Company also considers its market capitalization based upon an average of the stock price prior to and subsequent to the date the analysis is performed and reconciles the fair value of the Company's reporting units to the Company's market capitalization assuming a control premium. If the book value exceeds the estimated fair value for a business, a potential impairment is indicated and Topic 350 prescribes the approach for determining the impairment amount, if any.

        In December 2008, the Company concluded that the decision to exit three businesses acquired with the SYS merger and included in the KGS reporting segment met the criteria to be classified as held for sale. The Company also concluded this was a triggering event under Topic 350 that required a review of the Company's goodwill and intangible assets with indefinite lives. Because the three business units were never integrated into the KGS reporting unit, and as such, the benefits of the acquired goodwill were never realized by the rest of the reporting unit, the goodwill of the disposed businesses was not adjusted based upon the relative fair values of the businesses disposed and businesses retained. An impairment charge of $3.3 million related to the separately assigned goodwill of these businesses was recorded as part of the loss from discontinued operations (see Note 3 and 9).

        Because of the timing of the disposals mentioned above, the required impairment test of the KGS goodwill and intangible assets with indefinite lives was included with the Company's required annual impairment test of goodwill. The annual impairment test for goodwill was performed using a DCF analysis supported by comparative market multiples to determine the fair values of the Company's segments versus their book values. The test as of December 28, 2008, indicated that the book values for the KGS segment, excluding Digital Fusion, Inc. ("DFI"), which was purchased on December 24, 2008, exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $105.8 million in its KGS segment for the impairment of goodwill.

        The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples and the Company's average stock price as of December 28, 2008, compared with the impairment test performed as of December 31, 2007. In the analysis, the Company used the income approach and validated its reasonableness by considering its market capitalization based upon an average of its stock price for a period prior to and subsequent to the date the analysis was performed. The average market price of the Company's stock as of December 28, 2008 was $12.90 which equated to a 45% drop in the average stock price and corresponding market capitalization from December 31, 2007 which had an average stock price of $23.50. The Company reconciled the fair value of its reporting units which was calculated using the income approach to its market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which was based upon an estimated market participant weighted average cost of capital ("WACC") increased 250 basis points from 11.5% in the year end impairment test in 2007 compared to 14% in the year end impairment test in 2008. This change was the key factor contributing to the $105.8 million impairment charge that was recorded in the fourth quarter of 2008.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 2. Goodwill and Other Intangible Assets (Continued)

        Given the significant decline in the stock market in general and specifically the Company's stock price and market capitalization in 2009, which declined 39% from an average stock price of $12.90 per share as of December 28, 2008 to $7.80 per share as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with Topic 350 as of February 28, 2009. The test indicated that the book value for the KGS segment exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in the KGS segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company's average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company's forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The Company reconciles the fair value of its reporting units, which is calculated using the income approach to the Company's market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which is based upon an estimated market participant WACC increased 300 basis points from 14% in the Company's year-end impairment test in 2008 as compared to 17% in the Company's 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that was recorded in the first quarter of 2009.

        The 2009 and 2010 annual tests did not result in any impairment charge as there was an increase in market multiples and market capitalization compared to the 2008 annual test and the February 28, 2009 interim test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will evaluate goodwill for impairment between annual tests in accordance with Topic 350.

        The changes in the carrying amounts of goodwill for the years ended December 27, 2009 and December 26, 2010, are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Goodwill
Balance as of December 28, 2008	$—	$152.2	$152.2
Acquisitions and purchase accounting adjustments	—	(0.7)	(0.7)
Impairment of Government Solutions goodwill	—	(41.3)	(41.3)

Balance as of December 27, 2009	—	110.2	110.2
Additions due to business combinations	32.4	83.8	116.2

Balance as of December 26, 2010	$32.4	$194.0	$226.4

        The accumulated impairment losses as of December 27, 2009 and December 26, 2010 were $165.4 million; $147.1 million associated with the KGS segment and $18.3 million associated with the PSS segment.

Purchased Intangible Assets

        As of December 27, 2009 and December 26, 2010, the value of indefinite-lived intangible assets which are related to trade names were none and $24.5 million, respectively.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 2. Goodwill and Other Intangible Assets (Continued)

        The following tables set forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 27, 2009			As of December 26, 2010
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired intangible assets:
Customer relationships	$22.1	$(6.5)	$15.6	$41.5	$(10.0)	$31.5
Contracts and backlog	17.4	(9.8)	7.6	24.5	(13.9)	10.6
Developed technology and technical know-how	3.1	(0.5)	2.6	22.1	(1.9)	20.2
Trade names	1.2	(0.5)	0.7	1.2	(0.6)	0.6
Favorable lease	—	—	—	1.8	(0.1)	1.7

Total	$43.8	$(17.3)	$26.5	$91.1	$(26.5)	$64.6

        The aggregate amortization expense for finite-lived intangible assets was $4.9 million, $5.7 million and $9.2 million for the years ended December 28, 2008, December 27, 2009, and December 26, 2010, respectively. The increase in intangible assets in 2010 was a result of the Company's acquisitions (see Note 3).

        Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 26, 2010, is as follows (in millions):

Amortization Expense
2011	$12.1
2012	9.7
2013	8.9
2014	7.5
2015	6.6
Thereafter	19.8

$64.6

Note 3. Acquisitions

Acquisitions Accounted for Under the Acquisition Method

  Henry Bros. Electronics, Inc.

        On December 15, 2010, the Company acquired Henry Bros. Electronics, Inc. ("HBE") in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by the Company and converted into options to purchase Kratos common stock upon completion of the merger. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock were assumed by

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

the Company (the "Assumed Options") and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 0.7715 shares of Kratos common stock for each share of HBE common stock underlying the Assumed Options. The Assumed Options will be exerciseable for an aggregate of approximately 0.4 million shares of Kratos common stock. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 2.5 years.

        HBE is a leading provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command and control systems for the protection of strategic assets and critical infrastructure in the U. S. HBE also has particular expertise in the design, engineering, deployment and operation of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include DoD agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure. HBE is part of Kratos' PSS business segment.

        HBE has been in business for over 50 years and has established relationships with manufacturing partners, industry colleagues, and customers demanding some of the most sophisticated security solutions available. The Company has a national footprint that includes offices in New York, New Jersey, Virginia, Maryland, Texas, Arizona, Colorado and California. The combination of the Company's existing PSS businesses with one of the leading homeland security solutions and high end security system design and engineering services providers in the industry today strategically strengthens the Company's overall capabilities and enhances its customer offerings and overall contract portfolio.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of homeland security solutions and will also enable the Company to realize significant cross selling opportunities, and increase its sales of higher margin, fixed price products.

        The HBE transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$2.0
Accounts receivable	27.7
Inventory	1.2
Deferred tax assets	1.0
Other assets	1.2
Property and equipment	1.8
Intangible assets	18.6
Goodwill	32.4

Total assets	85.9
Current liabilities	(21.8)
Deferred tax liabilities	(6.8)
Long-term liabilities	(0.7)

Net assets acquired	$56.6

        The goodwill recorded in this transaction is not tax deductible.

        As of December 15, 2010, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $28.6 million, of which $0.9 million is not expected to be collectible.

        There were no contingent liabilities associated with the acquisition of HBE other than contingent liabilities of $0.4 million associated with HBE's acquisition of Professional Security Technologies LLC ("PST") in September, 2010. The agreement with PST provides that the former shareholders of PST receive a 5% payment for achievement of revenue amounts from certain customers for the period from June 1, 2010 through December 31, 2012.

        Revenue of $1.8 million and income before taxes of $0.2 million for HBE have been included in the consolidated statement of operations for the year ended December 26, 2010.

  Southside Container & Trailer, LLC

        On December 7, 2010, the Company acquired Southside Container & Trailer, LLC ("Southside" or "SCT") for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million is being held as security for SCT's indemnification obligations as set forth in the Purchase Agreement and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration. Southside is a privately-held provider of national security related command and control center, law enforcement, military aviation and data center products, shelters and solutions for the Department of Defense, National Security agencies and related customers. Southside also provides products and solutions for specialized war fighter and critical asymmetric warfare related missions. Southside is part of the KGS segment.

        Founded in 2002 and headquartered in Walterboro, South Carolina, Southside designs, engineers, manufactures and delivers various products, shelters and solutions used primarily by the war fighter and

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

first responder in fulfilling their respective national security missions. Representative end customers and program locations include the United States Army, Marine Corps, Special Operations Command, Space and Naval Warfare Systems Center, Fort Bragg, Fort Lewis, Fort Bliss, Fort McGregor, Fort Irwin, Fort Stewart, the Border Patrol and the National Guard. Southside is known for its superior design, engineering, and construction and its on schedule and on budget delivery of cost effective products and solutions that meet critical and special mission national security and asymmetric warfare requirements.

        The SCT Agreement provides that upon achievement of certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") amounts in 2011, 2012 and 2013, the Company shall pay the former stockholders of SCT certain additional performance-based consideration ("SCT Contingent Consideration"). The potential undiscounted amount of all future SCT Contingent Consideration that may be payable by the Company under the SCT Agreement is between zero and $3.5 million.

        The fair value of the SCT Contingent Consideration of $1.2 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels for EBITDA. Any change in the fair value of the SCT Contingent Consideration subsequent to December 7, 2010, including changes from events after such date, will be recognized in earnings in the period the estimated fair value changes. The SCT Contingent Consideration as of December 26, 2010 is reflected in long-term liabilities in the consolidated balance sheet.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its products and solutions that meet critical and special mission national security and asymmetric warfare requirements. It will also enable the Company to realize significant cross selling opportunities, and increase its sales of higher margin, fixed price products.

        The Southside transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$0.4
Accounts receivable	0.2
Other current assets	0.5
Property and equipment	2.8
Intangible assets	3.6
Goodwill	6.9

Total assets	14.4
Current liabilities	(0.7)

Net assets acquired	$13.7

        The goodwill recorded in this transaction is tax deductible.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

        As of December 7, 2010, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $0.2 million, all of which is expected to be collectible.

        Revenue of $0.1 million and a loss before taxes of $0.0 million for SCT have been included in the consolidated statement of operations for the year ended December 26, 2010.

  DEI Services Corporation

        On August 9, 2010, the Company acquired DEI Services Corporation ("DEI"), in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010. DEI is part of the KGS segment.

        Founded in 1996 and headquartered in Orlando, Florida, DEI designs, manufactures and markets full-scale training simulation products. In addition to the engineering and construction of physical simulators for air and ground military vehicles, DEI provides instructional design, courseware creation, learning application programming and other supporting services. Among DEI's most successful products are training and simulation solutions for fixed-wing aircraft (including the Tiger, Harrier and Prowler aircraft), rotor-wing aircraft (including Blackhawk, Chinook and Sea Stallion helicopters) and Ground Combat Vehicles (including the M1 Abrams Main Battle Tank and M2 Bradley Fighting Vehicle).

        Pursuant to the terms of that the applicable agreement and plan of merger (the "DEI Agreement"), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated pay certain additional contingent consideration (the "DEI Contingent Consideration"). The potential undiscounted amount of all future DEI Contingent Consideration that may be payable by the Company under the DEI Agreement is between zero and $12.3 million. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $8.6 million.

        The fair value of the DEI Contingent Consideration of $5.0 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 5.8%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels of cash receipts, revenue, EBITDA and backlog. Any change in the fair value of the DEI Contingent Consideration subsequent to August 9, 2010, including changes from events after such date, such as changes in the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The balance of the DEI Contingent Consideration as of December 26, 2010 of $4.6 million is reflected in long term liabilities in the consolidated balance sheet.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand the Company's workforce learning, performance and training solutions to support the warfighter as well as its other defense, security and government customers.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

        The DEI transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the DEI transaction (in millions):

Cash	$—
Accounts receivable	6.9
Inventory	1.0
Other current assets	0.1
Property and equipment	0.9
Intangible assets	3.4
Goodwill	8.5
Other assets	0.1

Total assets	20.9
Current liabilities	(5.2)
Long-term liabilities	(0.3)
Deferred tax liabilities	(1.4)

Net assets acquired	$14.0

        The goodwill recorded in this transaction is not tax deductible.

        As of August 9, 2010, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $6.9 million, all of which is expected to be collectible.

        Revenue of $6.7 million and income before taxes of $0.1 million for DEI have been included in the consolidated statement of operations for the year ended December 26, 2010.

  Gichner Holdings, Inc.

        On May 19, 2010, the Company acquired Gichner pursuant to the Stock Purchase Agreement, dated as of April 12, 2010, by and between the Company and the stockholders of Gichner, in a cash for stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ—7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicle Tactical Combat Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform. Gichner is part of the KGS segment.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of weapons system sustainment, C5ISR, military preset/reset and foreign military sales ("FMS"). It will also enable the Company to realize significant cross selling opportunities, pursue new and larger contracts and increase its sales of higher margin, fixed price products.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

        Upon completion of the Gichner transaction, the Company deposited $8.1 million of the purchase price into an escrow account as security for Gichner's indemnification obligations as set forth in the Purchase Agreement. In addition, the Purchase Agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Purchase Agreement) exceeds $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.1 million. The Company and Altus Capital Partners, Inc., the seller's representative under the Purchase Agreement (the "Seller's Representative") have agreed to a working capital adjustment of $0.3 million owed to Kratos. The Seller's Representative is disputing an additional working capital adjustment of $0.9 million to which the Company believes it is entitled.

        The Gichner transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the Gichner transaction. (in millions):

Cash	$0.1
Accounts receivable	15.2
Inventoried costs, net of progress payments	24.2
Other current assets	8.7
Property and equipment	19.0
Intangible assets	46.3
Goodwill	68.4
Other assets	1.8

Total assets	183.7
Current liabilities	(29.7)
Other liabilities	(21.0)

Net assets acquired	$133.0

        The goodwill recorded in this transaction is not tax deductible.

        As of May 19, 2010, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $15.6 million, of which $0.4 million is not expected to be collectible.

        Gichner has two primary areas of contingent liabilities: environmental and uncertain tax liabilities. Additionally, Gichner is involved in various commercial disputes and employment matters. The majority of the contingent liabilities have been recorded at fair value in the allocation of acquired assets and liabilities or purchase price, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting; however certain environmental matters that are inherently legal contingencies in nature are recorded at the probable and estimable amount. As of the acquisition date approximately $0.2 million has been recorded for probable and estimable environmental and employment litigation.

        Revenue of $98.1 million and income before taxes of $4.8 million for Gichner have been included in the consolidated statement of operations for the year ended December 26, 2010.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

        In accordance with Topic 805, the allocation of the purchase price for the Company's acquisitions of Gichner, DEI, Southside, and HBE are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations becomes available. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with the Gichner, DEI, SCT, and HBE transactions, including, intangible assets, environmental liabilities and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

        The following tables summarize the fair value of identifiable intangible assets acquired during the fiscal year ended December 26, 2010 (in millions) and the weighted average amortization period of each class of intangible for the Gichner, DEI, Southside, and HBE transactions.

HBE	Gross Value	Estimated Weighted Average Amortization Period (in years)
Trade name	$15.8	Indefinite
Customer contracts	2.8	3

Total	$18.6

SCT	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$3.4	7
Funded backlog	0.2	1

Total	$3.6

DEI	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$1.6	5.4
Backlog	1.8	2.4

Total	$3.4

Gichner	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$14.4	9.1
Funded backlog	2.4	1.0
Technical know-how	19.0	10.0
Favorable operating lease	1.8	11.3
Trade names	8.7	Indefinite

Total	$46.3

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

Acquisitions Accounted for Under the Purchase Method

Digital Fusion, Inc.

        On December 24, 2008, the Company acquired DFI in a stock for stock transaction for approximately $37.0 million. DFI provides Command, Control, Communications, Computing, Intelligence, Surveillance, and Reconnaissance (C4ISR) and technical engineering services, Unmanned Aerial Vehicle (UAV) products and technology and has significant engineering, modeling and simulation capabilities. The acquisition of DFI provided Kratos with new customers and an expanded contract vehicle portfolio, in addition to expanding the range of service offerings to existing Kratos customers. Principal customers of DFI include the Army Aviation and Missile Research, Development and Engineering Center (AMRDEC), Army Space and Missile Defense Command/Army Forces Strategic Command (ARSTRAT), NASA Marshall Space Flight Center, and certain classified customers. The aforementioned factors are the primary reason for the acquisition and the amount subsequently assigned to goodwill.

        The purchase price of $37.0 million included direct transaction costs of $0.9 million. The Company issued 2.3 million shares to DFI shareholders and assumed DFI options which were exercisable for approximately 1.0 million shares of Kratos common stock. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 2.3 million, based on 12.8 million shares of DFI common stock outstanding and the exchange ratio of 0.17933 for each DFI share, at a price of $12.70 per share, the average closing price of Kratos shares of common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on November 24, 2008. The Company assumed DFI options valued at the exchange ratio of 0.17933 for each DFI option. The fair value of the assumed options that was allocated to goodwill based upon the Black-Scholes pricing model was $7.0 million. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 1.2 years. The results of operations of DFI are included in the accompanying consolidated financial statements for the year ended December 27, 2009 and December 26, 2010.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

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

        The goodwill recorded in this transaction was not tax deductible with the exception of approximately $3.6 million which was tax deductible to DFI.

        No revenue or income for DFI was included in the consolidated statement of operations for the year ended December 28, 2008.

SYS Technologies

        On June 28, 2008, the Company acquired 100% of the voting equity interests of San Diego-based SYS Technologies (SYS). SYS provides a range of C4ISR and net-centric solutions to federal, state, local and other customers. The combination of SYS and Kratos created a broad, complementary set of offerings, and positioned the organization to deliver proven capabilities to a wider spectrum of customers in the areas of highly-specialized engineering and IT solutions and services, specifically in the areas of weapon systems life cycle support and extension, military range operations, missile and weapon system testing, and C4ISR. The amount of goodwill assigned in the allocation of purchase price is primarily attributable to the aforementioned advantages of this acquisition.

        The purchase price of $55.9 million included direct transaction costs of $2.4 million and estimated restructuring costs of $2.6 million to be paid by Kratos. The value of the purchase price related to the common stock issued was derived from the number of shares of Kratos common stock issued of 2.5 million, based on 20.1 million shares of SYS common stock outstanding and the exchange ratio of 0.12582 for each SYS share, at a price of $20.22 per share, the average closing price of Kratos common stock on the announcement date and for the two days prior to and two days subsequent to the public announcement of the merger on February 21, 2008.

        The consolidated statements of operations for the years ended December 28, 2008, December 27, 2009 and December 26, 2010, includes the results of SYS's operations from the date of acquisition, June 28, 2008.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

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

        The goodwill recorded in this transaction was not tax deductible with the exception of approximately $6.7 million which was tax deductible to SYS.

        Revenue of $34.7 million and a loss before taxes of $3.9 million for SYS were included in the consolidated statement of operations for the year ended December 28, 2008.

Unaudited Pro Forma Financial Information

        The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the acquisitions of Gichner, DEI, Southside, and HBE had occurred on December 29, 2008, and include adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company. Included in the pro forma adjustments for 2010 are transaction expenses of $10.1 million which are directly attributable to the transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings for 2009. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	2010 As Reported	Pro forma Adjustments (unaudited)	2010 Pro forma (unaudited)
Pro forma revenue	$408.5	$148.7	$557.2
Pro forma net income	14.6	(10.2)	4.4
Basic shares outstanding or issued for acquisition	16.6	2.0	18.6
Diluted shares outstanding or issued for acquisition	16.9	2.0	18.9
Basic pro forma net income per share	$0.88	$(0.64)	$0.24
Diluted pro forma net income per share	$0.87	$(0.64)	$0.23

        The total shares issued on October 12, 2010 related to the HBE acquisition were 2.5 million and as a result 0.5 million shares were included in the 2010 As Reported basic and diluted shares outstanding.

	2009 As Reported	Pro forma Adjustments (unaudited)	2009 Pro forma (unaudited)
Pro forma revenue	$334.5	$234.1	$586.6
Pro forma net loss	(38.3	(12.4)	(50.7)
Shares outstanding or issued for acquisition	13.9	2.5	16.4
Basic and diluted pro forma net loss per share	$(2.76)	$(0.33)	$(3.09)

Contingent Acquisition Consideration

        In connection with business acquisitions prior to 2010, Madison Research Corporation ("MRC") and Haverstick Consulting Inc. ("Haverstick"), and the current year's acquisitions of DEI and Southside, the Company agreed to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Topic 805 such amounts are accrued, and therefore, recorded by the Company when the contingency is resolved beyond a reasonable doubt and the additional consideration becomes payable. For acquisitions in 2010, the estimated fair value of contingent acquisition consideration is recorded as a liability assumed in the related initial purchase price allocation.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 3. Acquisitions (Continued)

        A summary of contingent acquisition consideration as of December 27, 2009 and December 26, 2010 is summarized in the following table (in millions):

	Haverstick	MRC	DEI	Southside	Total
Balance as of December 28, 2008	$8.9	$2.5	$—	$—	$11.4
Issuance of stock	(7.4)	—	—	—	(7.4)
Principal and interest cash payments	(1.2)	(2.4)	—	—	(3.6)
Post acquisition adjustments and interest accruals	(0.3)	(0.1)	—	—	(0.4)

Balance as of December 27, 2009	—	—	—	—	—

Fair value of contingent acquisition consideration assumed in acquisitions	—	—	5.0	1.2	6.2
Cash payments	—	—	(0.4)	—	(0.4)

Balance as of December 26, 2010	$—	$—	$4.6	$1.2	$5.8

        The contingent consideration as of December 26, 2010 of $5.8 million is reflected in long-term liabilities in the consolidated balance sheet.

Note 4. Balance Sheet Details

        The detail of certain assets in the consolidated balance sheets consists of the following (in millions).

Cash and cash equivalents

        The Company's cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. As of December 26, 2010, the Company had no short-term investments. The cash and cash equivalents at December 27, 2009 and December 26, 2010 were as follows:

	December 27, 2009		December 26, 2010
	Amortized Cost Basis	Fair Value Basis	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents	$9.9	$9.9	$10.8	$10.8

        Net unrealized and realized gains recorded during the years ended December 27, 2009 and December 26, 2010 were immaterial.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 4. Balance Sheet Details (Continued)

Accounts receivable, net

        Receivables including amounts due under long-term contracts, are summarized as follows:

	December 27, 2009	December 26, 2010
Billed, current	$42.8	$85.0
Unbilled, current	36.6	41.5

Total current accounts receivable	79.4	126.5
Allowance for doubtful accounts	(0.8)	(0.7)

Total current accounts receivable, net	78.6	125.8
Unbilled, long-term (included in other long term assets)	0.3	0.3

Total accounts receivable, net	$78.9	$126.1

        Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivable are $4.1 million as of December 27, 2009 and $4.9 million as of December 26, 2010 and are included in accounts receivable, net in the consolidated balance sheets.

U.S. Government contract receivables (included in accounts receivable, net)

	December 27, 2009	December 26, 2010
Billed	$18.8	$22.4
Unbilled	22.8	17.0

Total U.S. Government contract receivables	$41.6	$39.4

Inventoried costs, net of progress payments

	December 27, 2009	December 26, 2010
Raw materials	$—	$16.5
Work in process	—	7.9
Finished goods	—	1.1
Supplies and other	1.9	5.8
Less: U.S. Government advances, performance-based payments, and progress payments	—	(5.4)

Total inventoried costs, net	$1.9	$25.9

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 4. Balance Sheet Details (Continued)

Property and equipment, net

	December 27, 2009	December 26, 2010
Land and buildings	$—	$9.1
Computer equipment and software	7.6	10.0
Machinery and equipment	—	12.1
Furniture and office equipment	5.1	6.2
Facility under capital lease	0.9	1.0
Leasehold improvements	2.2	4.2

Property and equipment	15.8	42.6
Accumulated depreciation and amortization	(11.5)	(14.2)

Total property and equipment, net	$4.3	$28.4

        Depreciation expense was $2.4 million, $2.6 million and $3.7 million for the years ended December 28, 2008, December 27, 2009, and December 26, 2010, respectively.

Note 5. Debt

  $225 Million May 2010 10% Senior Secured Note Offering

        On May 19, 2010, the Company issued the Original Notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. On August 11, 2010, the Company completed an exchange offer for the Original Notes pursuant to a registration rights agreement entered into in connection with the issuance of the Original Notes. In the exchange offer, the Company offered to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act. The Exchange Notes have substantially similar terms as the Original Notes, except that the Exchange Notes do not have transfer restrictions or registration rights. The Exchange Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its subsidiaries, as the guarantors thereof. The Company pays interest on the Exchange Notes semi-annually, in arrears, on June 1 and December 1 of each year, which began on December 1, 2010.

        The Exchange Notes are secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Exchange Notes have a first priority lien on substantially all assets of the Company and the guarantors, except accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Exchange Notes have a second priority lien to the $35.0 million revolving credit facility described below.

        The Exchange Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt,

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 5. Debt (Continued)

bankruptcy, insolvency, material judgments and changes in control. As of December 26, 2010, the Company was in compliance with the covenants contained in the Exchange Notes.

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

  $35 Million Credit Facility

        Concurrent with the completion of the offering of the Original Notes, on May 19, 2010, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with certain lenders and with KeyBank National Association ("KeyBank"), as administrative agent, lead arranger and sole book runner, for a four year senior secured revolving credit facility in the amount of $25.0 million (the "Revolver"). The Revolver is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Revolver has a second priority lien to the Exchange Notes.

        The Revolver is available for four years and may be increased to $45.0 million. The increases in the Revolver are subject to the consent of KeyBank and compliance with covenants in the Exchange Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, then the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

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

December 26, 2010

Note 5. Debt (Continued)

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

        On December 13, 2010, the Company entered into a First Amendment Agreement (the "Amendment Agreement"), with certain lenders and KeyBank, as administrative agent, lead arranger and sole book runner, which amended the "Credit Agreement". Among other things, the Amendment Agreement: (i) increased the amount of the senior secured revolving line of credit from $25 million to $35 million; (ii) modified the definitions of certain terms contained in the Credit Agreement; (iii) amended certain borrowing covenants under the Credit Agreement to (a) increase the acceptable amount of additional Indebtedness (as defined in the Credit Agreement) attributable to Senior Notes, unsecured Subordinated Indebtedness (both as defined in the Credit Agreement) and other unsecured Indebtedness from $25 million to $100 million and (b) exempt certain performance based contingent obligations related to prior acquisitions from the borrowing restrictions; and (iv) updated certain schedules to the Credit Agreement. As of December 26, 2010, there were no outstanding borrowings on the Revolver and $2.4 million was outstanding on letters of credit resulting in net availability of $32.6 million. As of December 26, 2010, the Company was in compliance with the covenants contained in the Revolver.

  $60 Million Credit Facility

        Prior to May 19, 2010, the Company had a revolving credit facility with KeyBank, as administrative agent and lender, in the aggregate principal amount of $60.0 million, which was secured by the assets of the Company and its subsidiaries. This Second Credit Facility was entered into on March 3, 2010 and was comprised of (i) $35.0 million term loan facility and (ii) $25.0 million revolving line of credit. Bank of America, N.A., was syndication agent and lender, and KeyBanc Capital Markets and Banc of America Securities LLC, acted as co-lead arrangers and book runners. All rates were subject to a LIBOR floor of 2.75% and a "prime rate" floor of 5.25%. On May 19, 2010, the outstanding balance of $54.5 million was paid in full. As a result of the refinance, the Company recorded an interest charge of approximately $1.7 million in the second quarter of 2010 relating to the write-off of previously deferred financing costs.

  $85 Million Credit Facility

        During the fiscal years ended December 28, 2008 and December 27, 2009, the Company had a credit facility of $85.0 million with KeyBank, as administrative agent. This First Credit Facility provided for (i) two term loans consisting of a first lien term note of $50.0 million and a second lien term note of $10.0 million and (ii) a first lien $25.0 million revolving line of credit. The First Credit Facility was secured by the assets of the Company and its subsidiaries. KeyBank held the revolving line of credit and the second lien term note. Field Point III, Ltd. and SPF CDO I, Ltd., both affiliates of Silverpoint, held the first lien term note.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 5. Debt (Continued)

        On March 3, 2010, the outstanding balance of $55.4 million was paid in full as a result of the refinance described above. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term loan under the First Credit Facility held by Silverpoint, at par, with no prepayment penalties, pursuant to the Settlement Agreement that the Company entered into with Silverpoint in October 2009. As a result of the refinance, the Company recorded an interest charge of approximately $2.2 million in the first quarter of 2010 relating to the write-off of previously deferred financing costs.

  Notes Acquired in Acquisition of SYS

        During 2010, convertible notes of approximately $1.0 million which were acquired as a result of the SYS acquisition were paid in full. In August of 2010, the Company paid-off approximately $0.5 million of the notes plus accrued interest in cash and holders of approximately $0.5 million of the notes elected to have their notes converted into approximately 45,000 shares of the Company's common stock.

        Future maturities of long-term debt for each of the years ending 2011 through 2015 are zero.

Note 6. Lease Commitments

        The Company leases certain facilities and equipment under operating and capital leases having terms expiring at various dates through 2022. Future minimum lease payments under capital and operating leases as of December 26, 2010 are as follows (in millions):

Year	Capital Leases	Net Operating Leases
2011	$0.9	$6.0
2012	0.8	4.0
2013	0.6	2.9
2014	0.3	2.2
2015	—	2.1
Thereafter	—	9.1

Total future minimum lease payments	$2.6	$26.3

Less amount representing interest	0.9

Present value of capital lease obligations	1.7
Less current portion	0.6

Long-term capital lease obligations	$1.1

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 6. Lease Commitments (Continued)

        The following is an analysis of the leased property under capital leases by major class:

	December 27, 2009	December 26, 2010
Classes of Property
Facilities	$1.0	$1.0
Vehicles	—	0.8
Office equipment	0.2	0.5

Total	1.2	2.3
Less: Accumulated amortization	0.3	0.6

	$0.9	$1.7

        Amortization expense related to capital leases was $0.2 million, $0.2 million and $0.3 million for the years ended December 28, 2008, December 27, 2009 and December 26, 2010, respectively.

        Gross rent expense under operating leases for the years ended December 28, 2008, December 27, 2009, and December 26, 2010 was $6.4 million, $7.3 million, and $6.8 million, respectively. Total sublease income for the years ended December 28, 2008, December 27, 2009, and December 26, 2010, totaling $0.4 million, $0.2 million, and $0.2 million, respectively, has been netted against rent expense.

        Based on management's assessment of assumptions considering existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company's vacant properties and due to the Company's actions to consolidate facilities, the Company periodically reevaluates its accrual for unused office space. As a result, in 2008, the Company recorded a $0.1 million excess facility accrual due to the consolidation of space that occurred as the Company integrated its 2008 acquisitions. In addition, in 2009, the Company consolidated additional space at its Corporate Headquarters which resulted in an additional excess facility accrual of $0.6 million.

        The accrual for loss on unused office space was $1.2 million, $0.7 million, and $0.1 million as of December 28, 2008, December 27, 2009 and December 26, 2010, respectively. The Company estimates that the remaining accrual will be paid through 2012. These amounts are included in impairments and adjustments to the liability for unused office space on the Company's statements of operations and in other current liabilities and other liabilities in the consolidated balance sheet. The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses and other liabilities in the consolidated balance sheets, of $0.4 million, $0.1 million, and $1.2 million at December 28, 2008, December 27, 2009 and December 26, 2010, respectively, to reflect the excess of rent expense over cash payments since inception of the respective lease.

Note 7. Net Income (Loss) Per Common Share

        The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share ("Topic 260"). Under Topic 260, basic net income (loss) per common share is calculated by

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 7. Net Income (Loss) Per Common Share (Continued)

dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities.

        The Company has two classes of participating securities: common shares and preferred shares, representing 99% and 1% of outstanding shares, respectively. The preferred shareholders have the ability to participate in dividends with common shareholders according to a predetermined formula (one for one) based upon the conversion of preferred shares to common shares. For the year ended December 28, 2008 and December 27, 2009, the preferred shares were not included in the computation of basic loss per share because the participating securities do not have a contractual obligation to share in the losses of the Company. Basic and diluted income per share are calculated using the two-class method in accordance with Topic 260. Components of basic and diluted income (loss) per share were as follows:

(In millions, except earnings per share)	December 28, 2008	December 27, 2009	December 26, 2010
Net income (loss) from continuing operations	$(104.0)	$(38.3)	$14.6
Less net income from continuing operations allocated to preferred shareholders	—	—	(0.1)

Net income (loss) from continuing operations allocated to common shareholders (A)	$(104.0)	$(38.3)	$14.5

Weighted average outstanding shares of common stock (B)	9.3	13.9	16.5
Weighted average shares from preferred stock	—	—	0.1

Basic weighted average outstanding shares of common stock and participating securities	9.3	13.9	16.6
Dilutive effect of employee stock options and awards	—	—	0.3

Common stock and common stock equivalents(C)	9.3	13.9	16.9

Net income (loss) from continuing operations per common share:
Basic (A/B)	$(11.18)	$(2.76)	$0.88
Diluted (A/C)	$(11.18)	$(2.76)	$0.87

        The following shares were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

	2008	2009	2010
Anti-dilutive weighted shares from stock options excluded from calculation	1.8	1.6	1.2
Anti-dilutive weighted shares from preferred stock excluded from calculation	0.1	0.1	—
Anti-dilutive weighted shares from convertible notes	0.1	0.1	—

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 8. Income Taxes

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in millions):

Total
Balance at December 31, 2007	$13.9
Increases related to prior periods	—
Decreases related to current year tax positions	—
Expiration of applicable statutes of limitations	(1.0)
Foreign currency translation	(0.1)

Balance at December 28, 2008	12.8

Increases related to prior periods	—
Decreases related to current year tax positions	—
Expiration of applicable statutes of limitations	(0.3)
Foreign currency translation	0.1

Balance at December 27, 2009	12.6

Increases related to prior periods (acquired entities)	0.3
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.7)
Foreign currency translation	—

Balance at December 26, 2010	$12.4

        Included in the balance of unrecognized tax benefits at December 26, 2010, are $12.4 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $8.9 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company's consolidated financial position at the time the benefits are recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 28, 2008, December 27, 2009 and December 26, 2010, the Company recorded $0.1 million, $0.1 million and $0.1 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.5 million, $0.2 million, and $0.4 million for the years ended December 28, 2008, December 27, 2009, and December 26, 2010, respectively. As of December 28, 2008, December 27, 2009, and December 26, 2010 the Company had recorded total interest and penalties of $0.8 million, $0.7 million, and $0.5 million, respectively.

        The Company believes that it is reasonably possible that as much as $2.7 million of unrecognized tax benefits will expire within 12 months of December 26, 2010 due to the expiration of various applicable statutes of limitations and possible settlement of a pending income tax refund claim.

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

December 26, 2010

Note 8. Income Taxes (Continued)

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

        The provision (benefit) for income taxes from continuing operations for the years ended December 28, 2008, December 27, 2009, and December 26, 2010 are comprised of the following (in millions):

	2008	2009	2010
Current:
Federal	$0.0	$0.0	$0.1
State	1.3	1.0	1.6

Total current	1.3	1.0	1.7
Deferred:
Federal	(1.7)	0.0	(12.6)
State	(0.3)	0.0	(1.8)

Total deferred	(2.0)	0.0	(14.4)

Total	$(0.7)	$1.0	$(12.7)

        A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision (benefit) for the years ended December 28, 2008, December 27, 2009 and December 26, 2010 is as follows (in millions):

	2008	2009	2010
Income tax expense (benefit) at federal statutory rate	$(36.6)	$(13.1)	$0.6
State taxes, net of federal tax benefit and valuation allowance	1.3	1.0	1.9
Increase (decrease) in federal valuation allowance	1.9	1.7	(2.3)
Nondeductible expense	0.1	0.1	0.2
Increase in reserve for uncertain tax positions	—	—	(0.2)
Transaction costs	—	—	0.7
Impact of purchase accounting	—	—	(13.6)
Nondeductible goodwill impairment charges	32.6	11.3	—

Total	$(0.7)	$1.0	$(12.7)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 8. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 27, 2009 and December 26, 2010 are as follows (in millions):

	2009	2010
Deferred tax assets:
Allowance for doubtful accounts	$0.8	$0.7
Sundry accruals	2.1	3.4
Vacation accrual	1.8	2.3
Stock-based compensation	10.5	4.1
Property and equipment, principally due to differences in depreciation	2.2	0.1
Investments	2.8	2.3
Net operating loss carryforwards	75.9	71.9
Capital loss carryforward	1.5	—
Tax credit carryforwards	0.3	0.3
Deferred revenue	0.2	0.2
Reserves and other	2.9	6.1

	101.0	91.4
Valuation allowance	(96.2)	(70.5)

Total deferred tax assets, net of allowance	4.8	20.9

Deferred tax liabilities:
Unearned revenue	(0.8)	(0.1)
Other intangibles	(2.6)	(28.1)
Property and equipment, principally due to differences in depreciation	(1.4)	(2.4)

Total deferred tax liabilities	(4.8)	(30.6)

Net deferred tax asset (liability)	$0.0	$(9.7)

        At December 26, 2010, the Company had federal tax loss carryforwards of $202.3 million and various state tax loss carryforwards of $188.6 million including net operating losses resulting from stock options of approximately $14.4 million for federal and state, which if recognized would result in additional paid-in capital. The federal tax loss carryforwards expire beginning in 2020 through 2029, and the various state tax loss carryforwards expire beginning in 2012 through 2030. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined by Section 382 of the Internal Revenue Code. In March 2010 an "ownership change" occurred which will limit the utilization of the loss carryforwards. As a result, the Company's federal annual utilization of NOL carryforwards will be limited to $28.1 million for five years and $11.6 million per year thereafter. For the quarter and year ended December 26, 2010, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an "ownership change". If and when any other "ownership change" occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 8. Income Taxes (Continued)

net operating loss and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2010, the Company recorded a net decrease in its valuation allowance of $25.7 million. Of this amount, a $13.6 million decrease relates to current year acquisitions, and a $12.1 million decrease is related to a decrease in the deferred tax asset which does not impact the tax provision.

Note 9. Discontinued Operations

        In 2007, the Company entered into a definitive agreement with an affiliate of Platinum Equity to sell the Company's wireless deployment business. In accordance with the acquisition agreement the Company came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. The adjustment was to be paid in installments with the first amount of $2.5 million due on July 31, 2008 and payments of $0.5 million monthly thereafter until paid in full in December 2008. The Company did not make the scheduled $2.5 million payment due as of July 31, 2008. Payments of $1.0 million were made in August and September of 2008, with an additional $0.5 million paid in December 2008. In March of 2009, the Company paid $1.5 million of the working capital adjustment. On August 4, 2009, the Company paid $1.3 million in full settlement of all amounts due to Platinum Equity.

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national security and public security businesses. These businesses provided video surveillance and information analysis products, digital broadcasting products and incident response management systems. In December 2008, after evaluating these businesses further, a decision was made to dispose of and sell all three business units. In accordance with ASC Topic 205, Presentation of Financial Statements ("Topic 205"), these business units were classified as held for sale and reported in discontinued operations as of and for the year ended December 28, 2008. The Company recorded a $4.5 million impairment charge in the fourth quarter of 2008 primarily related to the impairment of goodwill allocated to these businesses. In the first quarter of 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

        In addition, the plan to sell these businesses included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.6 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying consolidated financial statements. As of December 26, 2010, approximately $1.8 million of severance costs and $0.6 million of facilities costs have been paid. In addition, the liability related to severance costs was reduced by approximately $0.1 million, to reflect a revised estimate, which was recognized in the net loss of discontinued operations. The remaining liabilities for severance and facilities are $0.1 million and $0.0 million, respectively, and are included in current liabilities of discontinued operations in the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 9. Discontinued Operations (Continued)

consolidated balance sheet. The following table shows a reconciliation of the beginning accrual to the remaining balance as of December 26, 2010 (in millions):

	Severance	Lease Termination	Total
Original accrual recorded in 2008	$2.0	$0.6	$2.6
Payments in 2008	(0.2)	(0.4)	(0.6)
Payments in 2009	(0.9)	(0.1)	(1.0)
Payments in 2010	(0.7)	(0.1)	(0.8)

Adjustments	(0.1)	—	(0.1)

Balance December 26, 2010	$0.1	$—	$0.1

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the PSS segment (the "Southeast Division"), the Company's board of directors approved a plan to sell and dispose of the Southeast Division. In accordance with Topic 205, this business unit was classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 and an additional $0.2 million in the second quarter of 2010 related to management's estimate of the fair value of the business. On August 2, 2010, the Company divested its Southeast Division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

        The following table presents the results of discontinued operations including gain and loss on disposals which is included in loss before taxes (in millions):

	Year ended December 28, 2008	Year ended December 27, 2009	Year ended December 26, 2010
Revenue	$13.1	$5.9	$2.2
Loss before taxes	(8.4)	(3.8)	(0.9)
Benefit for income taxes	(1.3)	(0.6)	(0.8)
Net loss	$(7.1)	$(3.2)	$(0.1)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 9. Discontinued Operations (Continued)

        Following is a summary of the assets and liabilities of discontinued operations as of December 27, 2009 and December 26, 2010 (in millions) for each of the operations:

	December 27, 2009	December 26, 2010
Accounts receivable, net	$2.4	$0.3
Other current assets (liabilities)	(0.4)	0.2

Current assets of discontinued operations	$2.0	$0.5

Non-current assets of discontinued operations	$0.4	$—

Accounts payable	$0.5	$—
Accrued expenses	2.8	1.7
Unrecognized tax benefits	1.1	—
Other current liabilities	0.3	0.4

Current liabilities of discontinued operations	$4.7	$2.1

Non-current unrecognized tax benefits	$0.4	$0.6
Other noncurrent liabilities	0.2	0.8

Non-current liabilities of discontinued operations	$0.6	$1.4

Note 10. Fair Value Measurement

        The Company adopted Topic 820 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which it has not applied the provisions of Topic 820 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

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

        The only asset or liability carried and measured at fair value on a recurring basis is an interest rate swap agreement not qualified as a hedging instrument carried in other current liabilities on the consolidated balance sheet. Gains and losses resulting from marking to market the interest rate swap are recorded in other income (expenses), net in the consolidated statement of operations. The total gain or loss on the interest rate swap as of December 27, 2009 and December 26, 2010, was a gain of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 10. Fair Value Measurement (Continued)

$0.1 million and $1.0 million, respectively. The following table provides the fair value measurement of the interest rate swap (in millions):

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 26, 2010	$0.3	$—	$0.3	$—
December 27, 2009	$1.4	$—	$1.4	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and are validated with the use of a nationally recognized financial reporting service.

        Carrying amounts and the related estimated fair values of the Company's financial instruments not measured at fair value on a recurring basis at December 27, 2009 and December 26, 2010 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents and short-term debt, approximated their estimated fair values at December 27, 2009 and December 26, 2010.

	2009		2010
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$55.4	$54.1	$225.0	$247.2

        Long-Term Debt—The fair value of the long-term debt was calculated using present value techniques based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements and the Company's current scheduled principal payments (Level 2, significant other observable inputs).

Note 11. Stockholders' Equity

(a)   Common Stock

        On October 12, 2010, the Company sold approximately 2.5 million shares of its common stock at a purchase price of $10.20 per share in an underwritten public offering. The Company received gross proceeds of approximately $25.8 million. After deducting underwriting fees and other offering expenses, the Company received approximately $24.7 million in net proceeds. The Company used the net proceeds from this transaction to fund the purchase price for the acquisition of HBE.

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock which was approved at the Company's Annual Meeting on June 4, 2009. The reverse split reduced the number of shares of the Company's common stock outstanding from 156,274,383 to 15,627,031. Proportional adjustments were made to the Company's stock options and other equity incentive awards, equity compensation plans, and convertible notes. The total number of authorized shares of the Company's capital stock was not affected by the reverse stock split.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 11. Stockholders' Equity (Continued)

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

        In connection with the SYS June 2008 acquisition, the Company issued approximately 64,000 warrants to purchase common stock at per share prices ranging from $17.88 per share to $31.79 per share. The expiration dates of the warrants are from June 2010 to September 2012.

(b)   Preferred Stock

        There was no issuance, redemption or conversion of the Series B Convertible Preferred Stock in the most recent fiscal years ended December 28, 2008, December 27, 2009 and December 26, 2010. At December 26, 2010, the total liquidation preference equaled $5.0 million. In accordance with Topic 260, the Company's Series B Preferred Stock was considered a participating security for purposes of computing basic earnings per share.

(c)   Stock Option Plans and Restricted Stock Unit Plans

        The board of directors may grant options or restricted stock units to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock at a price not less than the fair market value of the stock at the date of grant. In July 2004, the board of directors resolved that all future stock option grants under all of the Company's stock option plans would be non-statutory stock options, until such further determination by the board of directors. In February 2005, the board of directors approved the 2005 Equity Incentive Plan (the 2005 Plan). The 2005 Plan was subsequently approved by a majority of the Company's stockholders on May 18, 2005. If any shares covered by an award under the 2005 Plan are not purchased or are forfeited, or if an award otherwise is terminated, cancelled or retired, such shares are again made available for awards under the 2005 Plan. The 2000 Non-statutory Stock Option Plan, the 1999 Equity Incentive Plan and all prior plans have expired and shares that were not purchased, have been forfeited, or are subject to awards that have terminated and are not available for grant under those or any other plan. As of December 26, 2010, there are approximately 1,018,501 shares reserved for issuance for future grant under the 2005 Plan. The board of directors of the Company may amend or terminate the 2005 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. Options are exercisable for up to ten years from the grant date.

        Henry Bros. Electronics Stock Option Plans.    HBE's stock option and stock incentive plans acquired in connection with the Company's acquisition of HBE were terminated on December 15, 2010, and no further grants may be made under these plans after such date. Award grants that were outstanding under these plans on December 15, 2010 will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option term or any earlier termination of those options in connection with the option holder's cessation of service with the Company. Stock options granted under these plans were incentive stock options, may generally be exercised from one to ten years after the date of grant and generally vest equally over

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 11. Stockholders' Equity (Continued)

three to five years. Certain of these options had change in control provisions that accelerated the vesting of the options.

        Digital Fusion Inc. Stock Option and Stock Incentive Plans.    DFI's stock option and stock incentive plans acquired in connection with the Company's acquisition of DFI were terminated on December 24, 2008, and no further grants may be made under these plans after such date. Award grants that were outstanding under these plans on December 24, 2008 will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the option holder's cessation of service with the Company. Stock options granted under these plans included incentive stock options or non-statutory stock options. All non-statutory options vest upon change in control and were 100% vested on December 24, 2008. With respect to incentive stock options, the qualified stock option plans provide that the exercise price of each such option must be at least equal to 100% of the fair market value of its common stock on the date of grant. Stock options granted under these plans may generally be exercised from one to ten years after the date of grant. Certain of these options had change in control provisions that extended the exercise period for grants for two years from the transaction closing date. Awards granted under these plans generally vest equally over three years; however, in connection with the Company's acquisition of DFI the plans were amended to include immediate vesting of all unvested grants upon any future change in control of the Company. DFI also had certain options granted outside of its qualified stock option plans. These non-qualified "out of plan" stock options expire 10 years from grant date.

        On January 10, 2007, the Compensation Committee of the board of directors approved a form of Restricted Stock Unit Agreement (the RSU Agreement) to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Plan. Each RSU represents the right to receive a share of common stock (a "Share") on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under the RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. The Company recognizes compensation expense on a straight-line basis over the vesting periods based on the market price of the Company's stock on the grant date. The awards granted in 2008, 2009, and 2010 had vesting periods ranging from 11 months to 10 years; 1 to 10 years; and 5 to 10 years, respectively. Some of the grants for these years have accelerated vesting occurring upon change of control or termination. Upon exercise of the RSU, the Company issues new shares of common stock.

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model and the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 11. Stockholders' Equity (Continued)

weighted average assumptions (annualized percentages) included in the following table. Awards with graded vesting are recognized using the straight-line method with the following assumptions:

	2008	2009	2010
Expected life:(1)
Stock options	5.3 years	10.0 years	1.4 years
Risk-free interest rate(2)	0.0% - 2.1%	2.8% - 3.7%	0.1% - 3.6%
Volatility(3)	38.8% - 70.3%	59.2% - 63.3%	28.4% - 73.8%
Forfeiture rate(4)	10.6%	19.9%	16.3%
Dividend yield(5)	—	—	—

(1)
In 2008, all unvested options granted related to the acquisition of DFI. As historically, the majority of options granted were part of the Company's now discontinued Wireless Network Services segment and not the Company's KGS segment, the Company did not have historical information related to the expected term of the options granted to DFI. The Company used market information from the Company's peers to estimate the expected life of these grants which was consistent with the methodology previously used by DFI. In 2009, no unvested options were granted and the expected life was equal to the life of the option. In 2010, all unvested options related to the acquisition of HBE. HBE used the simplified method for calculating the expected life of the option and the Company used this method for calculating the expected life of the options assumed.

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.

(3)
In 2008, 2009, and 2010, the Company estimated implied volatility based upon trailing volatility.

(4)
Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. In 2008, the estimated forfeitures for the DFI options were based upon the historical information of DFI option holders. In 2010, the estimated forfeitures for the HBE options were based upon the historical information of HBE option holders.

(5)
The Company has no history or expectation of paying dividends on its common stock.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 11. Stockholders' Equity (Continued)

        A summary of the status of the Company's stock option plan as of December 26, 2010 and of changes in options outstanding under the plan for the year ended December 26, 2010 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000's)			(000's)
Options outstanding at December 27, 2009	1,428	$29.02	4.1	$1,949
Options granted	367	$6.02
Options exercised	(199)	$7.87
Options forfeited or expired	(147)	$49.85

Options outstanding at December 26, 2010	1,449	$23.99	3.3	$4,419

Options exercisable at December 26, 2010	1,290	$26.20	3.4	$3,413

        As of December 26, 2010, there was $1.1 million of total unrecognized stock-based compensation expense related to nonvested shares which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

        During the years ended December 28, 2008, December 27, 2009, and December 26, 2010 the following values relate to the grants and exercises under the Company's option plans:

	2008	2009	2010
Weighted average grant date fair value of options granted	$7.10	$5.69	$6.08
Total intrinsic value of options exercised (in thousands)	—	$105	$818

        Additional information about stock options outstanding at December 26, 2010 with exercise prices less than and greater than $12.32 per share, the exercise price at December 23, 2010, the last trading day of the period, follows:

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares (000's)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price
Less than $12.32	521	$5.81	157	$5.91	678	$5.83
Above $12.32	769	$40.04	2	$12.30	771	$39.97

Total outstanding	1,290	$26.20	159	$5.98	1,449	$23.99

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 11. Stockholders' Equity (Continued)

        The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted- Average Grant Date Fair Value
Nonvested balance at December 27, 2009	432	$19.12
Grants	397	$11.39
Vested	(61)	$15.45
Forfeitures	(13)	$14.32

Nonvested balance at December 26, 2010	755	$15.43

        As of December 26, 2010, there was $8.7 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 5.7 years. The fair value of RSU awards that vested in 2008, 2009, and 2010 was $0.3 million, $0.2 million, and $0.9 million, respectively.

(d)   Employee Stock Purchase Plan

        In August 1999, the board of directors approved the 1999 Employee Stock Purchase Plan ("Purchase Plan"). A total of 1,060,000 shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. The Purchase Plan commenced in November 1999 upon completion of the Company's initial public offering. On November 16, 2005, the Compensation Committee of the board of directors elected to suspend all future offerings under the Purchase Plan effective January 1, 2006. On February 27, 2008, the Compensation Committee elected to reinstate offerings under the Purchase Plan effective April 1, 2008.

        Unless otherwise determined by the Compensation Committee of the board of directors, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the board of directors) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the board of directors) for at least 5 months per calendar year.

        Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan's inception through December 26, 2010, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 402,000 and approximately 657,000 shares were available for future issuance. During fiscal 2009 and 2010 approximately 50,000 and 88,000 shares were issued under the plans at an average price of $9.73 and $8.08, respectively.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 11. Stockholders' Equity (Continued)

        The fair value of Kratos' Purchase Plan shares for 2010 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2010 were as follows:

	Offering Periods January 1 to December 31, 2009	Offering Periods January 1 to December 31 2010
Expected term (in years)(1)	0.5	0.5
Risk-free interest rate(2)	0.27% - 0.33%	0.20% - 0.22%
Expected volatility(3)	61.5% - 121.0%	42.7% - 56.8%
Expected dividend yield(4)	0%	0%
Weighted average grant-date fair value per share	$4.39	$2.97

(1)
The expected term is equivalent to the offering period.

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.

(3)
The Company estimated implied volatility based upon trailing volatility.

(4)
The Company has no history or expectation of paying dividends on its common stock.

        As of December 26, 2010, there was no material unrecognized compensation expense related to the Employee Stock Purchase Plan.

(e)   Stockholder Rights Agreement

        On December 16, 2004, the Company entered into a Stockholder Rights Agreement (the "Rights Agreement"). Under the terms of the Rights Agreement, initially, the rights ("Rights") will attach to all certificates representing shares of outstanding Company common stock and no separate rights certificates will be distributed. Subject to the provisions of the Rights Agreement, the Rights will separate from the Company common stock and the distribution date will occur upon the earlier of (i) ten business days following a public announcement that person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 15% or more of the then-outstanding common stock (an Acquiring Person), or (ii) ten business days (or such later date as may be determined by action of the board of directors of the Company prior to such time as any person becomes an Acquiring Person following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. An Acquiring Person does not include certain persons specified in the Rights Agreement.

        On December 16, 2004, the Company's board of directors authorized and declared a dividend of one right (a Right) to purchase one one-hundredth of a share of the Company's Series C Preferred Stock (Series C Preferred) for each outstanding share of common stock, par value $0.001, to stockholders of record as of the close of business December 27, 2004. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth of a share of Series C Preferred at a purchase price of $54.00, subject to adjustment.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 11. Stockholders' Equity (Continued)

        The Rights are not exercisable until the Distribution Date and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed or exchanged by the Company.

Note 12. Retirement Plans

        The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees' contributions. The Company's contributions to these defined-contribution plans totaled $2.7 million in 2008, $6.0 million in 2009 and $5.9 million in 2010.

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

Note 13. Significant Customers

        Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Kratos is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $226.9 million, $288.2 million, and $354.0 million, or 79.3 percent, 86.2 percent, and 86.7 percent, of total revenue for the years ended December 28, 2008, December 27, 2009, and December 26, 2010, respectively.

Note 14. Segment Information

        The Company operates in two principal business segments: Kratos Government Solutions and Public Safety and Security. The KGS segment provides products, solutions and services primarily for mission critical National Security priorities. KGS customers primarily include National Security related agencies, the Department of Defense, intelligence agencies and classified agencies. The PSS segment

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 14. Segment Information (Continued)

provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, security and surveillance systems for government and commercial applications. PSS customers are in the critical infrastructure, power generation, power transport, nuclear energy, financial, information technology, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

        The Company organizes its business segments based on the nature of the products and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. This presentation is consistent with the Company's operating structure. Certain income and charges that are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance are categorized as reconciling items in the table below.

        Revenues, operating income (loss) and assets disclosed below provided by the Company's segments for the years ended December 28, 2008, December 27, 2009, and December 26, 2010, are as follows (in millions):

	2008	2009	2010
Revenues:
Kratos Government Solutions	$246.7	$304.3	$372.2
Public Safety & Security	39.5	30.2	36.3

Total revenues	$286.2	$334.5	$408.5

Depreciation and amortization:
Kratos Government Solutions	$6.4	$7.5	$12.3
Public Safety & Security	0.9	0.8	0.6

Total depreciation and amortization	$7.3	$8.3	$12.9

Operating income (loss) from continuing operations:
Kratos Government Solutions	$(97.3)	$(23.6)	$25.1
Public Safety & Security	0.6	(1.4)	1.8
Corporate activities	3.5	(2.0)	(3.8)

Total operating income (loss) from continuing operations	$(93.2)	$(27.0)	$23.1

        Amounts related to corporate activities were impacted by the following items in 2008, 2009 and 2010.

        In 2008, there was a benefit of $4.5 million in corporate activities due to insurance reimbursements of costs and losses related to the stock option investigation in 2007 as well as recoveries from the theft of stock options that had not previously been agreed to be covered.

        In 2009, the Company reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. This resulted in a benefit in 2009 of $0.2 million as a result of the reduction in the estimated accrual related to this litigation offset by expenses related to government inquiries by the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 14. Segment Information (Continued)

Department of Justice ("DOJ") related to the Company's historical stock option granting practices which was completed in 2009. In addition, in 2009, there was an expense of $0.6 million for the year ended December 27, 2009, which was a result of a change in the Company's excess facility accrual due to the consolidation of space at its corporate headquarters following the sale of the SYS commercial businesses and a cancellation of a sublease of one of its tenants due to financial difficulties.

        In 2010, the Company reached a settlement with one of its directors and officers insurance carriers to cover costs related to its completed stock options and DOJ investigations. The settlement received, net of legal expenses was a $1.4 million benefit. This benefit was offset by expenses of $3.1 million related to merger and acquisition activities.

        In 2009, the KGS segment had goodwill impairment charges of $41.3 million.

	2009	2010
Assets:
Kratos Government Solutions	$217.8	$406.7
Public Safety & Security	9.4	97.4
Discontinued Operations	2.4	0.5
Corporate activities	12.0	31.5

Total assets	$241.6	$536.1

Note 15. Commitments and Contingencies

        The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of ASC Topic 450 Contingencies ("Topic 450"). If information available prior to the issuance of the Company's financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company's financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to Topic 450 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

        The Company has health plans which are self-insured and also has liabilities related to its self insured worker's compensation plans for its discontinued wireless business. The liabilities related to the health plans are a component of total accrued expenses and the liabilities related to the worker's compensation plans are a component of current liabilities of discontinued operations in the consolidated balance sheets. Management determines the adequacy of these accruals based on an evaluation of the Company's historical experience and trends related to both medical and workers compensation claims and payments, information provided to the Company by the Company's insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company's accruals require adjustment, the Company will, correspondingly, revise the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 15. Commitments and Contingencies (Continued)

assumptions utilized in the Company's methodologies and reduce or provide for additional accruals as deemed appropriate.

        As of December 28, 2008, December 27, 2009, and December 26, 2010, the accrual for the Company's partial self-insurance programs approximated $0.4 million, $0.3 million and $0.9 million for its health insurance and $0.3 million, $0.3 million and $0.3 million for its workers' compensation insurance, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical annual claim limits are $50,000 and the workers compensation claim limits are $250,000 - $350,000 depending upon the plan year. In 2008, 2009, and 2010, no claims exceeded the limits for workers compensation. In 2008, 2009 and 2010, the Company had none, two, and four claims, respectively, which exceeded the limits for medical insurance.

Note 16. Legal Matters

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

December 26, 2010

Note 16. Legal Matters (Continued)

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

        Plaintiffs filed second consolidated amended complaints in the six focus cases on August 14, 2007, and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The motion for class certification was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Notices of appeal of this decision have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain, however, the Company believes that any settlement amount will be covered by its directors and officers insurance policy.

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

December 26, 2010

Note 16. Legal Matters (Continued)

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 16. Legal Matters (Continued)

        In October 2009, following a voluntary mediation and subsequent negotiations related to all of the above-described derivative litigation, the parties reached an agreement in principle to settle all claims in the federal and state derivative litigation. In March 2010, the district court granted final approval of the proposed settlement and issued its Final Judgment and Order of Dismissal. In May 2010, all appeal rights expired. The details of the settlement are set forth in the settlement papers filed with the court.

Other Litigation and Government Reviews and Investigations

        In addition to the foregoing matters, from time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on the Company's business, financial condition, operating results or cash flows.

Note 17. Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 27, 2009 and December 26, 2010, is as follows (in millions, except per share data):

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

        During 2009, the Company reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. The Company had previously accrued $0.7 million related to the estimated settlement of this matter and in the third quarter of 2009, the Company recorded a reduction to the estimated settlement of $0.5 million as a result of the settlement agreement.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 17. Quarterly Financial Data (Unaudited) (Continued)

        In the fourth quarter of 2009, there was $0.7 million in interest expense related to the acceleration of the amortization of deferred financing costs due to the $17.5 million early extinguishment of the first lien term loan in October 2009.

        As a result of the impact of the issuance of 2.6 million shares in September 2009 on the Company's quarterly and yearly weighted average basic and diluted shares outstanding, the sum of 2009 quarterly income (loss) per share does not equal the Company's 2009 loss per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2010
Revenues	$68.7	$99.1	$119.9	$120.8
Gross profit	$16.5	$21.4	$25.8	$26.3
Operating income (loss) from continuing operations	$3.6	$4.5	$8.4	$6.6
Provision (benefit) for income taxes	$0.3	$(11.7)	$(1.1)	$(0.2)
Net income	$0.2	$10.7	$3.2	$0.4
Net income per common share:
Basic	$0.02	$0.67	$0.20	$0.02
Diluted	$0.02	$0.65	$0.19	$0.02

Quarterly Results in 2010

        The quarterly increases in revenues and expenses are a result of the Company's acquisitions. See Note 3.

        During the second, third and fourth quarters, the Company incurred $1.1 million, $0.4 million and $1.6 million, respectively of expenses related to the Company's acquisitions during those quarters.

        In the second and third quarters the benefit for income taxes of $12.2 million and $1.3 million, respectively, was a result of the release of valuation allowances against the Company's deferred tax assets as a result of deferred tax liabilities that were established as the result of the Company's acquisitions.

        In the third quarter of 2010, the Company reached a settlement with one of its directors and officers insurance carriers to cover costs related to its completed stock options and DOJ investigations. The settlement received, net of legal expenses was a $1.4 million benefit.

        As a result of the impact of the issuance of 2.5 million shares in October 2010 on the Company's quarterly and yearly weighted average basic and diluted shares outstanding, the sum of 2010 quarterly income (loss) per share does not equal the Company's 2010 income per share.

Note 18. Subsequent Events

Pending Acquisition of Herley Industries, Inc.

        On February 7, 2011, the Company entered into a merger agreement (the "Merger Agreement") to acquire Herley Industries, Inc., ("Herley"), through a tender offer by one of its indirect

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 18. Subsequent Events (Continued)

wholly-owned subsidiaries ("Merger Sub") for all of Herley's outstanding common stock and a subsequent merger between such subsidiary and Herley. Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, and electronic warfare systems. Herley has served the defense industry since 1965 by designing and manufacturing microwave devices for use in high-technology defense electronics applications. Herley's products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cybersecurity applications.

        On February 25, 2011 and pursuant to the terms of the Merger Agreement, Merger Sub commenced a tender offer (the "Offer") to purchase all of Herley's issued and outstanding shares of common stock, par value $0.10 per share (the "Herley Common Stock"), at a price of $19.00 per share in cash, without any interest thereon (the "Offer Price"). The Offer will remain open for 20 business days, subject to periods of extension through June 30, 2011 if the conditions to the Offer have not been satisfied at the end of any Offer period (subject to the parties' termination rights under the Merger Agreement).

        The consummation of the Offer is subject to customary closing conditions, including, among other things, the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, subject to the terms of the Merger Agreement, any other applicable competition laws and the valid tender of shares of Herley Common Stock representing at least a majority of the total outstanding shares of Herley Common Stock, calculated on a fully diluted basis, and other offer conditions set forth in Annex A to the Merger Agreement.

        Upon completion of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Herley, with Herley surviving as a wholly-owned subsidiary of Kratos (the "Merger"). At the effective time of the Merger (the "Effective Time"), each outstanding share of Herley Common Stock, other than shares of Herley Common Stock owned by Merger Sub, Kratos or any of its subsidiaries or Herley or any of its subsidiaries immediately prior to the Effective Time, or by stockholders who have validly exercised their appraisal rights under Delaware law, will be canceled and converted into the right to receive an amount in cash equal to the Offer Price payable to the holder thereof, on the terms and subject to the conditions set forth in the Merger Agreement. In addition, at the Effective Time, (i) at the election of the holder thereof, each in-the-money option to purchase Herley Common Stock will be canceled and exchanged for a cash payment equal to: (a) the excess, if any, of the Offer Price over the per share exercise price of such in-the-money option, multiplied by (b) the number of shares subject to such in-the-money option; (ii) all other options to purchase Herley Common Stock shall be assumed by Kratos and shall thereafter represent an option to purchase a number of shares of Kratos common stock, with such number of shares of Kratos common stock subject to and the exercise price applicable to such option being appropriately adjusted based on an exchange ratio equal to the fraction obtained by dividing the Offer Price by the average closing sales price for one share of Kratos common stock on the NASDAQ Global Select Market for the ten (10) trading-day period ending on the first business day immediately preceding the date of the Merger Agreement; and (iii) each restricted stock award granted under any compensation plan or arrangement of Herley and outstanding immediately prior to the Effective Time

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 18. Subsequent Events (Continued)

shall be cancelled at the Effective Time in exchange for the merger consideration payable in respect of such stock.

        The closing of the Merger is subject to, among other conditions, the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Herley Common Stock, if required by applicable law. However, the Merger Agreement also provides that, subject to certain conditions and limitations, Merger Sub will have an irrevocable option (the "Top-Up Option"), exercisable after the completion of the Offer, to acquire a number of shares of Herley Common Stock equal to the lesser of (i) the lowest number of shares that, when added to the number of shares of Herley Common Stock owned by Kratos or Merger Sub at the time of the exercise of the Top-Up Option, will constitute one share more than 90% of the number of shares of Herley Common Stock that will be outstanding after giving effect to the exercise of the Top-Up Option, at a price per share equal to the Offer Price, and (ii) the aggregate number of shares held as treasury shares by Herley and the number of additional shares that Herley is authorized to issue under its certificate of incorporation. The Top-Up Option is intended to expedite the timing of the completion of the Merger by permitting the Merger to occur without a meeting of the Herley stockholders pursuant to the "short-form merger" provisions of the Delaware General Corporation Law.

        Kratos, Herley and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement. Herley's covenants include, among other things, covenants regarding the operation of the business prior to the closing and covenants prohibiting Herley from soliciting, providing information to third parties in connection with or entering into discussions concerning, proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that would reasonably constitute, or would reasonably be expected to lead to, a proposal superior to the transactions contemplated by the Merger Agreement.

        The Merger Agreement contains certain termination rights for each of Herley and Kratos. In addition, upon the termination of the Merger Agreement under specified circumstances, Herley will be required to pay Kratos a termination fee in an amount equal to $9.4 million.

Underwritten Public Offering

        On February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering (the "2011 Offering"). The Company received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, the Company received approximately $61.1 million in net proceeds. The Company expects to use the net proceeds from this transaction to partially fund the purchase price for the acquisition of Herley. To the extent that the net proceeds are not applied to the acquisition of Herley the Company intends to use the proceeds for general corporate purposes, including funding of potential strategic acquisitions and other general corporate purposes.

Financing Transactions

        The Company estimates its cash requirements in connection with the acquisition of Herley to be approximately $316 million. On February 7, 2011, in connection with the Offer, the Company entered into a commitment letter (the "Commitment Letter") with Jefferies Group, Inc., Key Capital

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 26, 2010

Note 18. Subsequent Events (Continued)

Corporation and OPY Credit Corp. (collectively, the "Committing Parties"), pursuant to which the Committing Parties have committed to provide debt financing of up to an aggregate of $307.5 million for the Offer. The amount of the commitment is subject to reduction by the amount of net proceeds that was raised in the 2011 Offering; provided that the maximum amount of such reduction shall not exceed $40 million. The commitment of the Committing Parties under the Commitment Letter is subject to customary conditions, including the absence of any material adverse effect on the financial condition of Herley or the Company's ability to consummate the transactions described in the Commitment Letter. The Company intends to commence a private offering to eligible purchasers, subject to market and other conditions, of up to $325 million in aggregate principal amount of senior secured notes due 2017 (the "New Notes").

        In connection with the offering of the New Notes, the Company has received the consent of the holders of a majority of its existing 10% Senior Secured Notes due 2017 (referred to elsewhere in this Annual Report as the "Exchange Notes") and has entered into a supplemental indenture related to the Exchange Notes in which such holders agreed to permit the Company to issue the New Notes in an aggregate principal amount not to exceed $325 million in connection with the acquisition of Herley and for general corporate purposes irrespective of whether such New Notes may be issued in compliance with the minimum consolidated fixed charge coverage ratio test contained in the limitation of incurrence of additional indebtedness covenant in the indenture governing the Exchange Notes. In addition, the Company has entered into an amendment to the Credit Agreement with KeyBank pursuant to which KeyBank has agreed to waive any restrictions in the Credit Agreement with respect to the acquisition of Herley and the issuance of the New Notes. Wilmington Trust FSB and KeyBank also entered into an amendment to the existing intercreditor agreement to make certain changes to such agreement so as to permit the consummation of the acquisition of Herley.