Form 10-Q
period 2011-03-27
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2011-05-06
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of April 29, 2011 23,870,467 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 27, 2011

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 26, 2010	March 27, 2011
Assets
Current assets:
Cash and cash equivalents	$10.8	$45.5
Restricted cash	8.5	112.3
Accounts receivable, net	125.8	161.8
Inventoried costs	25.9	72.4
Prepaid expenses	7.1	9.9
Other current assets	6.1	11.8
Total current assets	184.2	413.7
Property, plant and equipment, net	28.4	58.1
Goodwill	226.4	368.7
Intangible assets, net	89.1	122.8
Other assets	8.0	20.1
Total assets	$536.1	$983.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45.6	$57.5
Accrued expenses	21.4	37.0
Accrued compensation	21.7	36.6
Billings in excess of costs and earnings on uncompleted contracts	17.2	16.4
Other current liabilities	12.5	23.6
Total current liabilities	118.4	171.1
Long-term debt, net of current portion	225.0	516.5
Other long-term liabilities	22.8	47.9
Total liabilities	366.2	735.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 26, 2010 and 0 shares outstanding at March 27, 2011 (liquidation preference $5.0 million at December 26, 2010) (see note 5)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 18,616,023 and 23,828,726 shares issued and outstanding at December 26, 2010 and March 27, 2011, respectively	—	—
Additional paid-in capital	553.5	618.1
Accumulated deficit	(383.6)	(387.1)
Total Kratos Defense & Security Solutions, Inc. stockholders’ equity	169.9	231.0
Noncontrolling interest	—	16.9
Total stockholders’ equity	169.9	247.9
Total liabilities and stockholders’ equity	$536.1	$983.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended
	March 28, 2010	March 27, 2011
Service revenues	$64.6	$79.8
Product sales	4.1	43.0
Total revenues	68.7	122.8
Cost of service revenue	49.9	60.3
Cost of product sales	3.5	35.1
Total costs	53.4	95.4
Gross profit	15.3	27.4
Selling, general and administrative expenses	11.1	19.6
Merger and acquisition expenses and other	—	5.8
Research and development expenses	0.6	0.6
Operating income from continuing operations	3.6	1.4
Other income (expense):
Interest expense, net	(3.9)	(6.7)
Other income	0.2	0.3
Total other expense, net	(3.7)	(6.4)
Loss from continuing operations before income taxes	(0.1)	(5.0)
Provision (benefit) for income taxes from continuing operations	0.3	(1.2)
Loss from continuing operations	(0.4)	(3.8)
Net income from discontinued operations	0.6	0.3
Net income (loss)	$0.2	$(3.5)
Basic income (loss) per common share:
Loss from continuing operations	$(0.02)	$(0.18)
Net income from discontinued operations	0.04	0.01
Net income (loss) per common share:	$0.02	$(0.17)
Diluted income (loss) per common share:
Loss from continuing operations	$(0.02)	$(0.18)
Net income from discontinued operations	0.04	0.01
Net income (loss) per common share:	$0.02	$(0.17)
Weighted average common shares outstanding:
Basic	15.9	21.3
Diluted	15.9	21.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended March 28, 2010	Three months ended March 27, 2011
Operating activities:
Net income (loss)	$0.2	$(3.5)
Less: Income from discontinued operations	0.6	0.3
Loss from continuing operations	(0.4)	(3.8)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	1.9	4.8
Stock-based compensation	0.4	0.6
Mark to market on swaps	(0.2)	(0.3)
Deferred income taxes	—	0.3
Change in accrual for unused office space	(0.4)	—
Amortization of deferred financing costs	2.3	0.4
Provision for doubtful accounts	0.1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15.1)	3.0
Inventoried costs	(0.4)	1.3
Prepaid expenses and other assets	(5.7)	0.9
Accounts payable	0.3	3.1
Accrued expenses	(0.6)	(9.0)
Accrued compensation	3.0	2.0
Billings in excess of costs and earnings on uncompleted contracts	14.2	(4.3)
Income tax receivable and payable	—	(2.2)
Other liabilities	(0.1)	—
Net cash used in operating activities from continuing operations	(0.7)	(3.2)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(224.1)
Increase in restricted cash	—	(101.1)
Other, net	(0.3)	(0.5)
Net cash used in investing activities from continuing operations	(0.3)	(325.7)
Financing activities:
Proceeds from the issuance of long-term debt	—	314.0
Proceeds from the issuance of common stock	—	61.5
Borrowings under credit facility	57.9	—
Repayments under credit facility	(58.8)	—
Debt issuance costs	(1.9)	(13.0)
Other	0.6	1.2
Net cash provided by (used in) financing activities from continuing operations	(2.2)	363.7
Net cash flows of continuing operations	(3.2)	34.8
Net operating cash flows of discontinued operations	(0.4)	(0.1)
Net increase in cash and cash equivalents	(3.6)	34.7
Cash and cash equivalents at beginning of period	9.9	10.8
Cash and cash equivalents at end of period	$6.3	$45.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

All references to the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.

(a)                                  Basis of Presentation

The information as of and for the three months ended March 27, 2011 and March 28, 2010 is unaudited. The condensed consolidated balance sheet as of December 26, 2010 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 26, 2010, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 2, 2011 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)                                  Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which all inter-company transactions have been eliminated in consolidation. The Company and its subsidiaries are collectively referred to herein as the “Company.”

(c)                                  Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The three months ended March 28, 2010 and March 27, 2011 consisted of 13 week periods. There are 52 calendar weeks in the fiscal years ending on December 26, 2010 and December 25, 2011.

(d)                                  Cash and Cash Equivalents

The Company’s cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company had restricted cash accounts of approximately $8.5 million at December 26, 2010, which were required to collateralize a credit card program, a seller escrow account related to the acquisition of Gichner Holdings, Inc. (“Gichner”), and a deposit relating to the run out of a now terminated self-insured workers compensation program. As of March 27, 2011, the Company had restricted cash of $112.3 million. The increase in restricted cash was primarily a result of the terms of the $285.0 million in aggregate principal amount of 10% Senior Secured Notes due 2017 (the “Stage I Notes”) that the Company issued through its wholly-owned subsidiary, Acquisition Co. Lanza Parent (the “Stage I Issuer”), on March 25, 2011, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1993, as amended (the “Securities Act”), to finance the acquisition of Herley Industries, Inc. (“Herley”). The Stage I Notes were guaranteed only by the assets of the Stage I Issuer and not by the assets of the Company. Pursuant to the terms of the indenture governing the Stage I Notes, approximately $314.0 million in cash proceeds from the offering together with cash contributions of $45.0 million from the Company were required to be deposited in an account of the Stage I Issuer. These proceeds were used to provide collateral for the Stage I Notes, finance the acquisition of all of the outstanding shares of common stock of Herley (see Note 2), and pay related fees and expenses. These proceeds could only be used for these purposes and could not be transferred to the Company for general corporate purposes until the acquisition of Herley was complete and as such were restricted. On April 4, 2011, after the acquisition of Herley was complete, the Stage I Issuer was merged with and into the Company, all assets and liabilities of the Stage I Issuer became assets and liabilities of the Company and the previously restricted proceeds became unrestricted.

(e)                                  Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 27, 2011 as compared to the significant accounting policies described in the Form 10-K.

(f)                                    Concentrations and Uncertainties

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

The Company has outstanding 10% Senior Secured Notes with an aggregate principal amount of $510.0 million which is due on June 1, 2017. The Company pays interest at the rate of 10% per annum semi-annually, in arrears, on June 1 and December 1 of each year. As of March 27, 2011, the principal amount of $510.0 million is outstanding under these notes. In addition, the Company has $32.6 million available under its existing revolving credit agreement. See Note 9 for a complete description of the Company’s debt.

The Company intends to fund its cash requirements with cash on hand, cash flows from operating activities and borrowings under its existing revolving credit facility, and management believes these sources of liquidity should be sufficient to meet the Company’s cash needs for at least the next 12 months. The Company’s quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to its control. If the conditions in its industry deteriorate or its customers cancel or postpone projects or if the Company is unable to sufficiently increase its revenues or further reduce its expenses, the Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

(g)                                 Reclassifications

Certain amounts in the March 28, 2010 condensed consolidated statement of operations have been reclassified to conform to the March 27, 2011 presentation.

Note 2. Acquisitions

Herley Industries, Inc.

On March 25, 2011 (the “Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of February 7, 2011 (the “Herley Merger Agreement”), by and among the Company, Lanza Acquisition Co. (“Herley Merger Sub”) and Herley, Herley Merger Sub acquired approximately 13.2 million shares of Herley common stock representing approximately 94% of the total outstanding shares of Herley common stock in a tender offer to purchase all of the outstanding shares of Herley common stock (the “Offer”). On March 30, 2011, following purchases in a subsequent offering period, Herley Merger Sub was merged with and into Herley, with Herley continuing as a wholly-owned subsidiary of the Company (the “Herley Merger”). The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011 and as of April 15, 2011 had paid total aggregate cash consideration of $270.6 million in respect of the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control. In addition, upon completion of the merger, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 1.3495 shares of Kratos common stock for each share of Herley common stock underlying the options. The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The options will be exercisable for an aggregate of approximately 0.8 million shares of the Company’s common stock. All options were fully vested upon the change in control and the fair value of the options assumed was $1.4 million. The total aggregate consideration for the purchase of Herley was $272.1 million. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by the approximately 0.9 million shares that were not tendered as of March 25, 2011. In addition, the Company assumed change in control obligations of $4.0 million related to the transaction, the majority of which will be paid in 2011, and combined transaction expenses of $11.1 million.

On February 11, 2011, the Company completed the sale of approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering, and on March 25, 2011, the Stage I Issuer issued the Stage I Notes (see Note 1). The proceeds of the underwritten public offering and sale and issuance of the Stage I Notes were used to fund the acquisition of Herley. The Company received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses received approximately $61.1 million in net proceeds. The Stage I Notes were offered at a premium of 107%, for an effective interest rate of 8.5% and the gross proceeds were approximately $314.0 million, which includes approximately $20.0 million of issuance premium and $9.0 million of accrued interest. The Company obtained the consent of the holders of a majority of the 10% Senior Secured Notes due 2017 issued by the Company on May 19, 2010 in the aggregate principal amount of $225.0 million (as subsequently exchanged on August 11, 2010, the “Existing Kratos Notes”) and entered into a supplemental indenture to the indenture governing the Existing Kratos Notes (as supplemented, the “Existing Kratos Indenture”) in which such holders agreed to permit the Company to issue the Stage I Notes in an aggregate principal amount not to exceed $285.0 million in connection with the acquisition of Herley and for general corporate purposes irrespective of whether such notes may be issued in compliance with the minimum consolidated fixed charge coverage ratio test contained in the limitation of incurrence of additional indebtedness covenant in the Existing Kratos Indenture. A consent fee of $1.1 million was paid to all holders of the Existing Kratos Notes on April 1, 2011.

Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley’s products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cybersecurity applications. Herley is part of the Company’s Kratos Government Solutions (“KGS”) segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by Herley’s significant expertise in numerous established electronic attack and electronic warfare platforms, tactical missile systems, and strategic deterrence systems which complement the Company’s existing business in manned and unmanned aircraft, missile systems and certain other programs.

The Herley transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$21.8
Accounts receivable	39.1
Inventoried costs	47.9
Deferred tax assets	15.8
Other assets	7.5
Property and equipment	30.4
Intangible assets	37.0
Goodwill	142.3
Total assets	341.8
Current liabilities	(38.4)
Deferred tax liabilities	(16.1)
Debt	(9.5)
Long-term liabilities	(5.7)
Net assets acquired	$272.1

The goodwill recorded in this transaction is not tax deductible.

As of March 27, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $39.3 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Herley.

There have been no amounts of revenue or income before taxes included in the Company’s condensed consolidated statement of operations from the Acquisition Date to March 27, 2011.

Henry Bros. Electronics, Inc.

On December 15, 2010, the Company acquired Henry Bros. Electronics, Inc. (“HBE”) in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by the Company and converted into options to purchase common stock of the Company. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock were assumed by the Company (the “HBE Options”) and converted into options to purchase common stock of the Company, entitling the holders thereof to receive 0.7715 shares of common stock of the Company for each share of HBE common stock underlying the HBE Options. The HBE Options will be exercisable for an aggregate of approximately 0.4 million shares of common stock of the Company. The fair value of unvested HBE Options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 2.5 years.

HBE is a leading provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command and control systems for the protection of strategic assets and critical infrastructure in the U. S. HBE also has particular expertise in the design, engineering, deployment and operation of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include DoD agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure. HBE is part of Kratos’ Public Safety & Security (“PSS”) segment.

HBE has been in business for over 50 years and has established relationships with manufacturing partners, industry colleagues, and customers demanding some of the most sophisticated security solutions available. The Company has a national footprint that includes offices in New York, New Jersey, Virginia, Maryland, Texas, Arizona, Colorado and California. The combination of the Company’s existing PSS businesses with one of the leading homeland security solutions and high end security system design and engineering services providers in the industry today strategically strengthens the Company’s overall capabilities and enhances its customer offerings and overall contract portfolio.

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

There were no contingent liabilities associated with the acquisition of HBE other than contingent liabilities of $0.4 million associated with HBE’s acquisition of Professional Security Technologies LLC (“PST”) in September 2010. The agreement with PST provides that the former shareholders of PST receive a 5% payment for achievement of revenue amounts from certain customers for the period from June 1, 2010 through December 31, 2012.

The amounts of revenue and net income of HBE included in the Company’s condensed consolidated statement of operations for the three months ended March 27, 2011 are $16.8 million and $1.5 million, respectively.

Southside Container & Trailer, LLC

On December 7, 2010, the Company acquired Southside Container & Trailer, LLC (“SCT”) for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million was paid in March 2011 as SCT’s indemnification obligations as set forth in the applicable acquisition agreement (the “SCT Agreement”) were met and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration. SCT is a privately-held provider of national security related command and control center, law enforcement, military aviation and data center products, shelters and solutions for the Department of Defense, National Security agencies and related customers. SCT also provides products and solutions for specialized war fighter and critical asymmetric warfare related missions. SCT is part of the KGS segment.

Founded in 2002 and headquartered in Walterboro, South Carolina, SCT designs, engineers, manufactures and delivers various products, shelters and solutions used primarily by the war fighter and first responder in fulfilling their respective national security missions. Representative end customers and program locations include the United States Army, Marine Corps, Special Operations Command, Space and Naval Warfare Systems Center, Fort Bragg, Fort Lewis, Fort Bliss, Fort McGregor, Fort Irwin, Fort Stewart, the Border Patrol and the National Guard. SCT is known for its superior design, engineering, construction and on schedule and on budget delivery of cost effective products and solutions that meet critical and special mission national security and asymmetric warfare requirements.

Pursuant to the terms of the SCT Agreement, upon achievement of certain earnings before interest, taxes, depreciation, and amortization (“EBITDA”) amounts in 2011, 2012 and 2013, the Company shall pay the former stockholders of SCT certain additional performance-based consideration (“SCT Contingent Consideration”). The potential undiscounted amount of all future SCT Contingent Consideration that may be payable by the Company under the SCT Agreement is between zero and $3.5 million.

The fair value of the SCT Contingent Consideration of $1.2 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”) refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels for EBITDA. Any change in the fair value of the SCT Contingent Consideration subsequent to December 7, 2010, including changes from events after such date, will be recognized in earnings in the period the estimated fair value changes. The SCT Contingent Consideration as of March 27, 2011 of $1.2 million is reflected in long-term liabilities in the consolidated balance sheet.

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

The SCT transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed (in millions):

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

The amounts of revenue and net income of SCT included in the Company’s condensed consolidated statement of operations for the three months ended March 27, 2011 are $2.6 million and $0.5 million, respectively.

DEI Services Corporation

On August 9, 2010, the Company acquired DEI Services Corporation (“DEI”), in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010. DEI is part of the KGS segment.

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

Pursuant to the terms of the applicable agreement and plan of merger (the “DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). The potential undiscounted amount of all future DEI Contingent Consideration that may be payable by the Company under the DEI Agreement is between zero and $12.3 million. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $8.6 million.

The fair value of the DEI Contingent Consideration of $5.0 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 5.8%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels of cash receipts, revenue, EBITDA and backlog. Any change in the fair value of the DEI Contingent Consideration subsequent to August 9, 2010, including changes from events after such date, such as changes in the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The balance of the DEI Contingent Consideration as of March 27, 2011 of $4.6 million is reflected in long-term liabilities in the consolidated balance sheet.

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

The amounts of revenue and net income of DEI included in the Company’s condensed consolidated statement of operations for the three months ended March 27, 2011 are $4.2 million and $0.7 million, respectively.

Gichner Holdings, Inc.

On May 19, 2010, the Company acquired Gichner pursuant to the Stock Purchase Agreement (the “Gichner Agreement”), dated as of April 12, 2010, by and between the Company and the stockholders of Gichner, in cash for stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ—7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform. Gichner is part of the KGS segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of weapons system sustainment, C5ISR, military preset/reset and foreign military sales (“FMS”). It will also enable the Company to realize significant cross selling opportunities, pursue new and larger contracts and increase its sales of higher margin, fixed price products.

Upon completion of the Gichner transaction, the Company deposited $8.1 million of the purchase price into an escrow account as security for Gichner’s indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeds $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.1 million. The Company and Altus Capital Partners, Inc., the seller’s representative under the Gichner Agreement (the “Seller’s Representative”) have agreed to a working capital adjustment of $0.3 million owed to the Company. The Seller’s Representative is disputing an additional working capital adjustment of $0.9 million to which the Company believes it is entitled.

The Gichner transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the Gichner transaction. (in millions):

Cash	$0.1
Accounts receivable	15.2
Inventoried costs	24.2
Other current assets	8.7
Property and equipment	19.0
Intangible assets	46.3
Goodwill	68.4
Other assets	1.8
Total assets	183.7
Current liabilities	(29.7)
Other liabilities	(21.0)
Net assets acquired	$133.0

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

The amounts of revenue and net income of Gichner included in the Company’s condensed consolidated statement of operations for the three months ended March 27, 2011 are $34.0 million and $1.8 million, respectively.

In accordance with FASB ASC Topic 805, Business Combinations, (“Topic 805”) the allocation of the purchase price for the Company’s acquisitions of Gichner, DEI, SCT, HBE and Herley are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations becomes available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the Acquisition Date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with these transactions, including, intangible assets, inventory, property and equipment and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

Intangible Assets related to recent acquisitions

The following tables summarize the fair value of identifiable intangible assets acquired in connection with the Company’s acquisition of Herley, HBE, SCT, DEI, and Gichner and the weighted average amortization period of each class of intangible assets (in millions):

Herley	Gross Value	Estimated Weighted Average Amortization Period (in years)
Trade name	$0.7	5.8
Funded backlog	16.1	0.8
Customer relationships	20.2	4.3
Total	$37.0

HBE	Gross Value	Estimated Weighted Average Amortization Period (in years)
Trade name	$15.8	Indefinite
Customer contracts	2.8	3
Total	$18.6

SCT	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$3.4	7
Funded backlog	0.2	1
Total	$3.6

DEI	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$1.6	5.4
Backlog	1.8	2.4
Total	$3.4

Gichner	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$14.4	9.1
Funded backlog	2.4	1.0
Technical know-how	19.0	10.0
Favorable operating lease	1.8	11.3
Trade names	8.7	Indefinite
Total	$46.3

Pro Forma Financial Information

The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the acquisitions of Herley, HBE, SCT, DEI, and Gichner had occurred on December 28, 2009, and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. Included in the pro forma adjustments for 2010 and 2011 are transaction expenses of $0.2 million and $16.8 million, respectively, which are directly attributable to the transactions. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings for 2010 or 2011. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	March 28, 2010 As Reported	Pro forma Adjustments	March 28, 2010 Pro forma
Pro forma revenue	$68.7	$115.4	$184.1
Pro forma loss from continuing operations	(0.4)	(5.2)	(5.6)
Basic and diluted shares outstanding or issued for acquisition	15.9	7.4	23.3
Basic and diluted pro forma loss from continuing operations per share	$(0.02)		$(0.24)

	March 27, 2011 As Reported	Pro forma Adjustments	March 27, 2011 Pro forma
Pro forma revenue	$122.8	$49.4	$172.2
Pro forma loss from continuing operations	(3.8)	(22.9)	(26.7)
Basic and diluted shares outstanding or issued for acquisition	21.3	2.5	23.8
Basic and diluted pro forma loss from continuing operations per share	$(0.18)		$(1.12)

Note 3. Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill for the three months ended March 27, 2011 is as follows in millions:

	Public Safety & Security	Government Solutions	Total

Balance as of December 26, 2010	$32.4	$194.0	$226.4
Additions due to business combinations	—	142.3	142.3
Balance as of March 27, 2011	$32.4	$336.3	$368.7

The accumulated impairment losses as of December 26, 2010 and March 27, 2011 were $147.1 million associated with the KGS segment and $18.3 million associated with the PSS segment.

Purchased Intangible Assets

The following table sets forth information for finite-life intangible assets subject to amortization (in millions):

	As of December 26, 2010			As of March 27, 2011
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$41.5	$(10.0)	$31.5	$61.7	$(11.1)	$50.6
Contracts and backlog	24.5	(13.9)	10.6	40.6	(15.6)	25.0
Developed technology and technical know-how	22.1	(1.9)	20.2	22.1	(2.5)	19.6
Favorable operating lease	1.8	(0.1)	1.7	1.8	(0.1)	1.7
Trade names	1.2	(0.6)	0.6	2.0	(0.6)	1.4
Total	$91.1	$(26.5)	$64.6	$128.2	$(29.9)	$98.3

In addition to the finite-life intangible assets listed in the table above, the Company has $24.5 million of indefinite-life intangible assets consisting of trade names at both December 26, 2010 and March 27, 2011.

Consolidated amortization expense related to finite-life intangible assets subject to amortization was $1.3 million and $3.4 million for the three months ended March 28, 2010 and March 27, 2011, respectively.

The estimated future amortization expense of purchased intangible assets with finite lives as of March 27, 2011 is as follows (in millions):

Fiscal Year	Amount
2011 (remaining nine months)	$26.9
2012	16.2
2013	13.7
2014	12.3
2015	9.3
Thereafter	19.9
Total	$98.3

Note 4. Inventoried Costs

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

Inventoried costs consisted of the following components (in millions):

	December 26, 2010	March 27 2011
Raw materials	$16.5	$35.7
Work in process	7.9	30.3
Finished goods	1.1	4.0
Supplies and other	5.8	5.5
	31.3	75.5
Less customer advances and progress payments	(5.4)	(3.1)
Total inventoried costs	$25.9	$72.4

Note 5. Stockholders’ Equity

On February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, the Company received approximately $61.1 million in net proceeds.

A summary of the changes in stockholders’ equity is provided below (in millions):

	Three Months Ended March 28, 2010	Three Months Ended March 27, 2011
Stockholders’ equity at beginning of period	$124.9	$169.9
Stock-based compensation	0.4	0.6
Employee stock purchase plan and restricted stock unit settlement in cash	0.4	0.4
Exercise of stock options and warrants	0.3	1.1
Fair value of options assumed in acquisitions	—	1.4
Additional paid-in-capital from issuance of common stock	—	61.1
Net income (loss)	0.2	(3.5)
Kratos Defense & Security Solutions, Inc. stockholders’ equity	126.2	231.0
Noncontrolling interest	—	16.9
Stockholders’ equity at end of period	$126.2	$247.9

In prior reporting periods, the Company had two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock were redeemed for 100,000 shares of common stock. Common stock issued by the Company for the three months ended March 28, 2010 and March 27, 2011, was as follows (in millions):

	Three Months Ended March 28, 2010	Three Months Ended March 27, 2011
Shares outstanding at beginning of the period	15.8	18.6
Stock issued for employee stock purchase plan, stock options and RSUs exercised	0.1	0.2
Redemption of Series B Convertible Preferred Stock	—	0.1
Common stock issued for cash	—	4.9
Shares outstanding at end of the period	15.9	23.8

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

The following shares were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

	March 28, 2010	March 27, 2011
Shares from stock options and awards	1.2	0.9
Shares from preferred stock	0.1	0.1
Shares from convertible notes	0.1	—

Note 7. Income Taxes

As of December 26, 2010, the Company had $12.4 million of unrecognized tax benefits that if recognized would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance.  During the three months ended March 27, 2011, the Company settled its refund claim with the IRS, which will result in a refund to the Company of approximately $2.1 million, including approximately $0.5 million of interest income which was collected in the second quarter.  The Company recorded an income tax benefit from continuing operations for this full amount, as this claim had been considered an uncertain tax position under ASC Topic 740, Income Taxes.  During the three months ended March 27, 2011, the unrecognized tax benefits were also reduced by $0.3 million relating to the expiration of the statute of limitations. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations.

During the first quarter of 2011, the unrecognized tax benefits of Herley Industries of $1.1 million were recorded. The increase in unrecognized tax benefits was recorded as an adjustment to goodwill. Herley’s unrecognized tax benefits are related to various federal and state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.  There were no material expense amounts recorded during the three months ended March 28, 2010 and March 27, 2011, respectively.  As a result of the Herley acquisition, a $0.1 million liability for cumulative interest and penalties was recorded with a corresponding increase to goodwill. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.3 million and $0.7 million for the three months ended March 28, 2010 and March 27, 2011, respectively. The Company believes that it is reasonably possible that as much as $0.3 million of the liabilities for uncertain tax positions will expire within 12 months of March 27, 2011 due to the expiration of various applicable statutes of limitations.

The Company is subject to taxation in the U.S., various state tax jurisdictions, and various foreign tax jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss (“NOL”) carryforwards. Generally, the Company’s tax years for 2002 and forward are subject to examination by various foreign tax authorities.

In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company’s deferred tax assets, with the exception of an amount equal to its deferred tax liabilities which can be expected to reverse over a definite life. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company’s net deferred tax asset.

In connection with the Company’s acquisition of Herley, the Company recorded the acquired assets and liabilities at their respective fair market value. For financial statement purposes, the Company increased the historic basis of the Herley assets by approximately $36.8 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Herley and in accordance with Topic 805, the Company established deferred tax liabilities of approximately $12.2 million for the increase in the financial statement basis of the acquired assets.

A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three months ended March 28, 2010 and March 27, 2011 is as follows (in millions):

	For the Three Months Ended
	March 28, 2010	March 27, 2011
Income tax expense (benefit) at federal statutory rate	$—	$(1.8)
State taxes, net of federal tax benefit and valuation allowance	0.3	0.5
Nondeductible expenses and other	—	0.9
Impact of indefinite lived deferred tax liabilities	—	0.3
Settlement with IRS	—	(2.1)
Increase in federal valuation allowance	—	1.0
Total	$0.3	$(1.2)

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months.  In March 2010, an “ownership change” occurred which will limit the utilization of the loss carryforwards. As a result, the Company’s federal annual utilization of NOL carryforwards will be limited to $28.1 million for five years and $11.6 million per year thereafter. For the three months ended March 27, 2011, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition the recent equity offerings did not result in an “ownership change”, however, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an “ownership change”. If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

Note 8. Discontinued Operations

On August 2, 2010, the Company divested the southeast division of its PSS segment for approximately $0.1 million cash consideration and the assumption of certain liabilities.

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended
	March 28, 2010	March 27, 2011
Revenue	$1.1	$—
Net loss before taxes	(0.2)	—
Benefit for income taxes	(0.8)	(0.3)
Net income after taxes	$0.6	$0.3

The benefit for income taxes for the three months ended March 28, 2010 and March 27, 2011 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business.

The following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 26, 2010 and March 27, 2011 (in millions):

	December 26, 2010	March 27, 2011
Accounts receivable, net	$0.3	$0.1
Other current assets	0.2	0.2
Current assets of discontinued operations	$0.5	$0.3
Accrued expenses	$1.7	$1.6
Other current liabilities	0.4	0.4
Current liabilities of discontinued operations	$2.1	$2.0
Non-current unrecognized tax benefits	$0.6	$0.3
Other non-current liabilities	0.8	0.7
Non-current liabilities of discontinued operations	$1.4	$1.0

Note 9. Debt

$285 Million March 2011 10% Senior Secured Note Offering

On March 25, 2011, the Stage I Issuer, issued the Stage I Notes in the aggregate principal amount of $285.0 million pursuant to that certain indenture, dated as of March 25, 2011 (as amended or supplemented, the “Stage I Indenture”) among the Stage I Issuer, the guarantor party thereto and Wilmington Trust FSB, as trustee and collateral agent, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. The Stage I Issuer received approximately $314.0 million in cash proceeds from the offering, which includes an approximate $20.0 million of issuance premiums and $9.0 million of accrued interest, which proceeds were used, together with cash contributions of $45.0 million from the Company, to finance the acquisition of all of the outstanding shares of common stock of Herley (see Note 2), to pay related fees and expenses and for general corporate purposes. The Company obtained the consent of the holders of a majority of the Existing Kratos Notes and entered into a supplemental indenture to the Existing Kratos Indenture in which such holders agreed to permit the Company to issue the Stage I Notes in an aggregate principal amount not to exceed $285.0 million in connection with the acquisition of Herley and for general corporate purposes irrespective of whether such notes may be issued in compliance with the minimum consolidated fixed charge coverage ratio test contained in the limitation of incurrence of additional indebtedness covenant in the Existing Kratos Indenture. A consent fee of $1.1 million was paid to all holders of the Existing Kratos Notes on April 1, 2011.

On April 4, 2011, the Stage I Issuer was merged with and into the Company (the “Roll-Up Merger”) and all assets and liabilities of the Stage I Issuer became assets and liabilities of the Company. In connection with the Roll-up Merger and pursuant to a supplemental indenture to the Stage I Indenture, the Company expressly assumed all the obligations of the Stage I Issuer under the Stage I Notes, the Stage I Indenture and the collateral agreements related thereto and the Company replaced the Stage I Issuer as the issuer of the Stage I Notes under the Stage I Indenture and as pledgor under the collateral agreements.

On April 15, 2011, the Company redeemed all of the Stage I Notes by issuing in exchange therefor the Stage II Notes in an aggregate principal amount equal to the aggregate principal amount of the Stage I Notes. The Stage II Notes so issued constitute an additional issuance of the Company’s 10% Senior Secured Notes due 2017 pursuant to the Existing Kratos Indenture. The Stage II Notes are identical to, and are pari passu with, the Existing Kratos Notes, except the Stage II Notes are subject to transfer restrictions under applicable securities laws and have different CUSIP and ISIN numbers. The Stage II Notes will only have different CUSIP and ISIN numbers from the Existing Kratos Notes until the date the exchange offer with respect to the Stage II Notes is consummated, at which time, the Company intends to cause the Stage II Notes to have the same CUSIP and ISIN numbers as the Existing Kratos Notes. For the avoidance of doubt, the Existing Kratos Notes and the Stage II Notes are treated as a single series of notes under the Existing Kratos Indenture.

The Company has agreed, pursuant to a registration rights agreement, to use commercially reasonable efforts to register with the SEC the Stage II Notes. Pursuant to the registration rights agreement, the Company has agreed (i) to file an exchange offer registration statement with the SEC within 120 days after the closing of the offering of the Stage I Notes, (ii) to use commercially reasonable efforts to have the exchange offer registration statement declared effective within 180 days after the closing of the offering of the Stage I Notes, and (iii) unless the exchange offer would not be permitted by applicable law or SEC policy, to use commercially reasonable efforts to consummate the exchange offer within 30 business days, or longer if required by the U.S. federal securities laws, after the date on which the exchange offer registration statement was declared effective by the SEC. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Stage II Notes. If the Company fails to satisfy these obligations, it will pay additional interest to holders of the Stage II Notes under certain circumstances.

$225 Million May 2010 10% Senior Secured Note Offering

On May 19, 2010, the Company issued its 10% Senior Secured Notes due June 1, 2017 in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act (the “Original Notes”) and on August 11, 2010, the Company completed an exchange offer for such notes pursuant to a registration rights agreement entered into in connection with the issuance thereof. In the exchange offer, the Company offered to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act (such exchanged Original Notes are referred to elsewhere in this Form 10-Q as the “Existing Kratos Notes”). The Existing Kratos Notes have substantially similar terms as the Original Notes, except that the Existing Kratos Notes do not have transfer restrictions or registration rights. The Existing Kratos Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company and each of its domestic subsidiaries, as the guarantors thereof. The Company pays interest on the Existing Kratos Notes semi-annually, in arrears, on June 1 and December 1 of each year, which began on December 1, 2010.

The Existing Kratos Notes are secured by a lien on substantially all of the assets of the Company and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Existing Kratos Notes have a first priority lien on substantially all of the Company’s assets and the assets of the guarantors, except accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Existing Kratos Notes have a second priority lien to the $35.0 million credit facility described below.

The Existing Kratos Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 27, 2011, the Company was in compliance with the covenants contained in the Existing Kratos Notes.

On or after June 1, 2014, the Company may redeem some or all of the Existing Kratos Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such notes through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Existing Kratos Notes at 110% of the aggregate principal amount of the Existing Kratos Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Existing Kratos Notes at any time prior to June 1, 2014, by paying a “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

$35 Million Credit Facility

Concurrent with the completion of the offering of the Original Notes on May 19, 2010, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with certain lenders and with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and sole book runner, for a four year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”). The Revolver is secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Revolver has a second priority lien to the Existing Kratos Notes.

The Revolver is available for four years and may be increased to $45.0 million. The increases in the Revolver are subject to the consent of KeyBank and compliance with covenants in the Existing Kratos Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, then the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

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

On December 13, 2010, the Company entered into a First Amendment Agreement (the “Amendment Agreement”), with KeyBank, which amended the Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the senior secured revolving line of credit from $25.0 million to $35.0 million; (ii) modified the definitions of certain terms contained in the Credit Agreement; (iii) amended certain borrowing covenants under the Credit Agreement to (a) increase the acceptable amount of additional Indebtedness (as defined in the Credit Agreement) attributable to Senior Notes, unsecured Subordinated Indebtedness (both as defined in the Credit Agreement) and other unsecured Indebtedness from $25.0 million to $100.0 million and (b) exempt certain performance based contingent obligations related to prior acquisitions from the borrowing restrictions; and (iv) updated certain schedules to the Credit Agreement.

On February 7, 2011, the Company entered into a Second Amendment with KeyBank, which amended the Credit Agreement to allow for the acquisition of Herley and issuance of additional notes for the Herley acquisition. On March 28, 2011, the Company entered into a Third Amendment with KeyBank, which amended the Credit Agreement to increase the availability of letters of credit from $10.0 million to $15.0 million.

As of March 27, 2011, there were no outstanding borrowings on the Revolver and $2.4 million was outstanding on letters of credit resulting in net availability of $32.6 million. As of March 27, 2011, the Company was in compliance with the covenants contained in the Revolver.

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

On March 3, 2010 the outstanding balance of $55.4 million was paid in full as a result of the refinance described above. Approximately $25.0 million of the proceeds were used to pay in full the remaining balance on the first lien term note under the First Credit Facility held by Silverpoint, at par, with no prepayment penalties, pursuant to the Settlement Agreement that the Company entered into with Silverpoint in October 2009. As a result of the refinance, the Company recorded an interest charge of approximately $2.2 million in the first quarter of 2010 relating to the write-off of previously deferred financing costs.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of its Eyal subsidiary. The balance as of March 27, 2011 was $7.5 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with the financial covenants as of March 27, 2011.

On October 19, 2001, Herley received $3.0 million in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the “IDA Bonds”). The IDA Bonds were due in varying annual installments through October 1, 2021 and approximately $2.0 million was outstanding as of March 27, 2011. Proceeds from the IDA Bonds were used for the construction of a 15,000 square foot expansion of Herley’s facilities in Lancaster, Pennsylvania, and for manufacturing equipment. The IDA Bonds are secured by restricted cash of approximately $2.0 million and a mortgage on the related properties is pledged as collateral. The IDA Bonds has been paid in full on May 2, 2011.

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

Note 10. Fair Value Measurements

ASC Topic 820 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and defines required disclosures about fair value measurements. ASC Topic 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

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

The following table presents the only asset or liability measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 26, 2010 and March 27, 2011 in millions:

Derivative Liabilities (Interest Rate Swaps)

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 26, 2010	$0.3	$—	$0.3	$—
March 27, 2011	$0.0	$—	$0.0	$—

The significant Level 2 observable inputs utilized to value the Company’s interest rate swaps are based upon the terminal value of the swaps. The terminal value of the interest rate swaps is calculated by comparing the fixed rate on the swap to the rate that would be received by entering into an identical swap at the rates in effect at the time of termination. The percentage difference in these two rates is then multiplied by the notional amount of the swap in each remaining period and discounted to present value. The major inputs utilized in the terminal value calculation are valuation date, original swap rate, replacement swap rate, and discount rate. The terminal value calculations are validated with the use of quotes of similar financial instruments from a nationally recognized financial reporting service.

The carrying value of the interest rate swaps is classified as other current liabilities as of December 26, 2010 and as of March 27, 2011 in the condensed consolidated balance sheets. Mark to market adjustments for the interest rate swaps are recorded in other income (expense) in the condensed consolidated statements of operations.

Carrying amounts and the related estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis at December 26, 2010 and March 27, 2011 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 26, 2010 and March 27, 2011.

	December 26, 2010		March 27, 2011
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$225.0	$247.2	$510.0	$564.8

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs—quoted prices in active markets).

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

The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company’s intended use of the derivative and its resulting designation as effective or ineffective. Adjustments to reflect changes in fair values of derivatives that the Company considers highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of outstanding interest rate swap contracts at March 27, 2011 was $40.0 million.

The Company’s derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the First Credit Facility in March 2008. The effect of marking the derivative instruments to market for the three months ended March 28, 2010 and March 27, 2011 was income of $0.2 million and $0.3 million, respectively. The fair value of the Company’s derivative liabilities as of December 26, 2010 and March 27, 2011 was $0.3 million and $0.0 million and is carried in other current liabilities in the accompanying condensed consolidated balance sheets. See Note 10 for further discussion on the fair value measurements related to the Company’s derivative instruments.

Note 12. Significant Customers

Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $58.3 million and $94.1 million, or 85% and 77%, of total revenue for the three months ended March 28, 2010 and March 27, 2011, respectively.

Note 13. Segment Information

The Company operates in two principal business segments: Kratos Government Solutions and Public Safety and Security. The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated corporate income (expense), net” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

Revenues and operating income generated by the Company’s current reporting segments for the three months ended March 28, 2010 and March 27, 2011 are as follows (in millions):

	Three months ended
	March 28, 2010	March 27, 2011
Revenues:
Kratos Government Solutions	$61.5	$97.4
Public Safety & Security	7.2	25.4
Total revenues	$68.7	$122.8
Operating income:
Kratos Government Solutions	$4.0	$6.6
Public Safety & Security	—	1.2
Unallocated corporate income (expense), net	(0.4)	(6.4)
Total operating income	$3.6	$1.4

	As of December 26, 2010	As of March 27, 2011
Assets:
Kratos Government Solutions	$406.7	$762.0
Public Safety & Security	97.4	97.2
Discontinued Operations	0.5	0.3
Corporate activities	31.5	123.9
Total assets	$536.1	$983.4

The increase in assets in the KGS segment is primarily attributable to the acquisition of Herley. The increase in assets in corporate activities is primarily due to an increase in cash and cash equivalents from the sale of the Stage I Notes and the issuance of common stock during the three months ended March 27, 2011. See Notes 2, 5 and 9.

Note 14. Legal Matters

There have been no material developments in the Company’s legal proceedings since December 26, 2010. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K.

From time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, operating results or cash flows.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the 2010 Form 10-K, including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.

Overview

We are a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Our core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (C5ISR); related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for ballistic missile defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems; and advanced network engineering and information technology services. We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas.

Our primary end customers are U.S. Federal Government agencies, including the Department of Defense (“DoD”), classified agencies, intelligence agencies, other national security agencies and homeland security related agencies. We believe our stable client base, strong client relationships, broad array of contract vehicles, considerable employee base possessing national security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

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

Current Reporting Segments

We operate in two principal business segments: Kratos Government Solutions (“KGS”) and Public Safety and Security (“PSS”). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Quarterly Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 13 of the notes to the condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Strategic Acquisitions

We intend to supplement our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience. During the last 12 months, we acquired five companies, each as discussed below.

Herley Industries, Inc.

On March 25, 2011, pursuant to an Agreement and Plan of Merger dated as of February 7, 2011 (the “Herley Merger Agreement”), by and among us, Lanza Acquisition Co. (“Herley Merger Sub”) and Herley, Herley Merger Sub acquired approximately 13.2 million shares of Herley common stock representing approximately 94% of the total outstanding shares of Herley common stock in a tender offer to purchase all of the outstanding shares of Herley common stock (the “Offer”). On March 30, 2011, following purchases in a subsequent offering period, Herley Merger Sub was merged with and into Herley, with Herley continuing as a wholly-owned subsidiary of ours (the “Herley Merger”). The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, we paid approximately $245.5 million in cash consideration as of March 27, 2011 and as of April 15, 2011 had paid total aggregate cash consideration of $270.6 million in respect of the shares of Herley common stock and certain in-the-money options which were exercised upon the change in control. In addition, upon completion of the merger, all unexercised options to purchase Herley common stock were assumed by us and converted into options to purchase our common stock, entitling the holders thereof to receive 1.3495 shares of our common stock for each share of Herley common stock underlying the options. We assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The options will be exercisable for an aggregate of approximately 0.8 million shares of our common stock. All options were fully vested upon the change in control and the fair value of the options assumed was $1.4 million. The total aggregate consideration for the purchase of Herley was $272.0 million. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million. In addition, the Company assumed change in control obligations of $4.0 million related to the transaction, the majority of which will be paid in 2011, and combined transaction expenses of $11.1 million.

On February 11, 2011, we completed the sale of approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering, and on March 25, 2011, Acquisition Co. Lanza Parent, our wholly-owned subsidiary (the “Stage I Issuer”), issued 10% Senior Secured Notes due 2017 in the aggregate principal amount of $285.0 million (the “Stage I Notes”). The proceeds of the underwritten public offering and sale and issuance of the Stage I Notes were used to fund the acquisition of Herley. We received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses received approximately $61.1 million in net proceeds. The Stage I Notes were offered at a premium of 107%, for an effective interest rate of 8.5% and the gross proceeds were approximately $314.0 million, which includes approximately $20.0 million of issuance premium and $9.0 million of accrued interest.

Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, and electronic warfare systems. There have been no amounts of revenue or income before taxes included in our condensed consolidated statement of operations for the three months ended March 27, 2011 that are attributable to Herley.

Henry Bros. Electronics, Inc.

On December 15, 2010, we acquired Henry Bros. Electronics, Inc. (“HBE”) in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by us and converted into options to purchase our common stock. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock were assumed by us (the “Herley Options”) and converted into options to purchase our common stock, entitling the holders thereof to receive 0.7715 shares of our common stock for each share of HBE common stock underlying the Herley Options. The Herley Options will be exercisable for an aggregate of approximately 0.4 million shares of our common stock. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 2.5 years.

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

HBE has been in business for over 50 years and has established relationships with manufacturing partners, industry colleagues, and customers demanding some of the most sophisticated security solutions available. HBE has a national footprint that includes offices in New York, New Jersey, Virginia, Maryland, Texas, Arizona, Colorado and California. The combination of our existing PSS businesses with one of the leading homeland security solutions and high end security system design and engineering services providers in the industry today strategically strengthens our overall capabilities and enhances its customer offerings and overall contract portfolio.

Southside Container & Trailer, LLC

On December 7, 2010, we acquired Southside Container & Trailer, LLC (“SCT”) for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million was paid in March 2011, as SCT’s indemnification obligations as set forth in the applicable acquisition agreement (the “SCT Agreement”) were met, and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration. Pursuant to the terms of the SCT Agreement, upon achievement of certain earnings before interest, taxes, depreciation, and amortization (“EBITDA”) amounts in 2011, 2012 and 2013, we shall pay the former stockholders of SCT certain additional performance-based consideration (“SCT Contingent Consideration”). The potential undiscounted amount of all future SCT Contingent Consideration that may be payable by us under the SCT Agreement is between zero and $3.5 million.

SCT provides national security related command and control center, law enforcement, military aviation and data center products, shelters and solutions for the DoD, national security agencies and related customers. SCT also provides products and solutions for specialized war fighter and critical asymmetric warfare related missions. Founded in 2002 and headquartered in Walterboro, South Carolina, SCT designs, engineers, manufactures and delivers various products, shelters and solutions used primarily by the war fighter and first responder in fulfilling their respective national security missions. Representative end customers and program locations include the U.S. Army, Marine Corps, Special Operations Command, Space and Naval Warfare Systems Center, Fort Bragg, Fort Lewis, Fort Bliss, Fort McGregor, Fort Irwin, Fort Stewart, the Border Patrol and the National Guard. SCT is known for its superior design, engineering, construction and on schedule and on budget delivery of cost effective products and solutions that meet critical and special mission national security and asymmetric warfare requirements.

DEI Services Corporation

On August 9, 2010, we acquired DEI Services Corporation (“DEI”), in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010. Pursuant to the terms of the applicable agreement and plan of merger (the “DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we will be obligated to pay the former stockholders of DEI certain additional contingent consideration (the “DEI Contingent Consideration”). The potential undiscounted amount of all future DEI Contingent Consideration that may be payable by us under the DEI Agreement is between zero and $12.3 million. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $8.6 million.

Gichner Holdings, Inc.

On May 19, 2010, we acquired Gichner pursuant to a Stock Purchase Agreement, dated as of April 12, 2010, by and between us and the stockholders of Gichner, in a cash for stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ—7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of March 27, 2011, we consider the following factors to be important in understanding our financial statements.

KGS’ business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the federal government and provided to our PSS customers under fixed price contracts, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to the Critical Accounting Principles and Estimates described in the Form 10-K. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Comparison of Results for the Three Months Ended March 28, 2010 to the Three Months Ended March 27, 2011

Revenues.  Revenues increased $54.1 million from $68.7 million for the three months ended March 28, 2010 to $122.8 million for the three months ended March 27, 2011. KGS segment revenue increased by $35.9 million. This increase was primarily due to the acquisitions of Gichner, DEI, and SCT which had combined revenues of $40.8 million which was partially offset by the expected reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. Government. PSS segment revenue increased by $18.2 million which was a result of organic growth of $1.4 million, or 19%, and as a result of the acquisition of HBE which had revenues of $16.8 million. Revenues by operating segment for the three months ended March 28, 2010 and March 27, 2011 are as follows (in millions):

	March 28, 2010	March 27, 2011	$ change	% change
Kratos Government Solutions	$61.5	$97.4	$35.9	58.4%
Public Safety & Security	7.2	25.4	18.2	252.8%
Total revenues	$68.7	$122.8	$54.1	78.7%

Product sales increased $38.9 million from $4.1 million for the three months ended March 28, 2010 to $43.0 million for the three months ended March 27, 2011.  As a percentage of total revenue, product sales were 6% for the three months ended March 28, 2010 as compared to 35% for the three months ended March 27, 2011.  This increase was primarily related to the acquisitions of Gichner, DEI, and SCT. Service revenues increased by $15.2 million from $64.6 million for the three months ended March 28, 2010 to $79.8 million for the three months ended March 27, 2011. The increase was primarily related to the acquisition of HBE partially offset by the reductions in the KGS segment discussed above.

Cost of Revenues.  Cost of revenues increased from $53.4 million for the three months ended March 28, 2010 to $95.4 million for the three months ended March 27, 2011. The $42.0 million increase in cost of revenues was primarily a result of the acquisition of Gichner, DEI, SCT, and HBE which had combined costs of revenue of $43.8 million offset by reductions in cost of revenue in our KGS segment. Gross margin increased slightly from 22.2% for the three months ended March 28, 2010 to 22.3% for the three months ended March 27, 2011. Margins on services increased for the three months ended March 28, 2010 and March 27, 2011, from 22.8% to 24.4%, respectively, due primarily to the acquisition of HBE. Margins on products increased for the three months ended March 28, 2010 as compared to March 27, 2011 from 14.6% to 18.4%, respectively, as a result of the Gichner, DEI and SCT acquisitions. Margins in the PSS segment decreased from 33.3% for the three months ended March 28, 2010 to 28.3% for the three months ended March 27, 2011 as a result of the mix of revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.5 million from $11.1 million for the three months ended March 28, 2010 to $19.6 million for the three months ended March 27, 2011. The increase was primarily a result of the acquisitions of Gichner, DEI, SCT, and HBE. As a percentage of revenues, SG&A decreased slightly from 16.1% to 16.0%. Excluding amortization of intangibles of $1.3 million for the three months ended March 28, 2010 and amortization of intangibles of $3.4 million for the three months ended March 27, 2011, SG&A decreased as a percentage of revenues from 14.2% to 13.2% for the three months ended March 28, 2010 and March 27, 2011, respectively, reflecting leverage on our increased revenue.

Merger and Acquisition Expenses and Other.  Merger and acquisition expenses were $5.5 million for the three months ended March 27, 2011 and were primarily related to our acquisition of Herley. We had no acquisition expenses for the three months ended March 28, 2010.

Other Expense, Net.  Other expense, net increased from $3.7 million to $6.4 million for the three months ended March 28, 2010 and March 27, 2011, respectively. The increase in expense of $2.7 million is primarily related to a $2.8 million increase in interest expense as a result of the 10% Senior Secured Notes issued in May, 2010,  primarily to fund the Gichner acquisition.

Provision (Benefit) for Income Taxes.  We recorded an income tax provision of $0.3 million, or a negative 300% rate, on loss of $0.1 million before income taxes for the three months ended March 28, 2010. The provision of $0.3 million was primarily related to state income taxes, which cannot be offset by our net operating losses. We recorded an income tax benefit of $1.2 million, or a 24% rate, on loss of $5.0 million before income taxes for the three months ended March 27, 2011. The benefit of $1.2 million was primarily related to the income refund claim of $2.1 million that was settled with the IRS offset by state income taxes, which cannot be offset by our net operating losses.

Income from Discontinued Operations.  Income from discontinued operations decreased from income of $0.6 million to income of $0.3 million for the three months ended March 28, 2010 and March 27, 2011, respectively. The income of $0.6 million for the three months ended March 28, 2010 was primarily due to a tax benefit of $0.8 million related to the expiration of the stature of limitations for certain foreign tax contingencies relate to our discontinued wireless services business partially offset by the operations of the southeast division, which our Board of Directors approved to sell in June 2009. The income of $0.3 million for the three months ended March 27, 2011 was related to the expiration of the statute of limitations for certain foreign tax contingencies from our discontinued wireless services business. Revenues generated by these businesses were approximately $1.1 million and no revenue for the three months ended March 28, 2010 and March 27, 2011, respectively. Loss before taxes was a loss of $0.2 million for the three months ended March 28, 2010 and no loss for the three months ended March 27, 2011.  In August, 2010, we divested our southeast division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

Backlog

As of March 28, 2010 and March 27, 2011, our backlog was approximately $583 million and $767 million, respectively, of which $185 million was funded in 2010 and $396 million in 2011. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of March 27, 2011, we had cash and restricted cash of $45.5 million and $112.3 million, respectively, compared with cash and restricted cash balances of $10.8 million and $8.5 million, respectively, as of December 26, 2010. Our total debt increased by $294.4 million, from $226.7 million on December 26, 2010 to $521.1 million on March 27, 2011. These changes were primarily a result of the transactions that occurred in connection with the acquisition of Herley. The increase in debt was primarily the result of an additional offering of our 10% Senior Secured Notes in the aggregate amount of $285.0 million issued in connection with the acquisition of Herley and debt of $9.5 million assumed in the Herley transaction that is related to a foreign loan of $7.5 million and debt of $2.0 million which will be paid on May 2, 2011. Our cash and restricted cash balances at March 27, 2011 do not reflect the remaining payments of $25.1 million required to acquire the remaining shares of Herley common stock tendered in the subsequent offering period nor do they include the remaining payments of $15.1 million for merger related transaction expenses and change in control payments, the majority of which are expected to be paid in the second quarter of 2011.

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

A summary of our net cash used in operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three months ended March 28, 2010	Three months ended March 27, 2011
Net cash used in operating activities of continuing operations	$(0.7)	$(3.2)

Cash used in operating activities from continuing operations for the three months ended March 27, 2011includes $1.7 million in merger and acquisition costs paid related to our recent acquisitions. A majority of the merger and acquisition costs and change in control payments for the Herley transaction were paid by both Herley and us during the second quarter of 2011 and will decrease cash flow from operations by approximately $15.1 million in this period.  Our cash flows from operating activities were also negatively impacted by the prolonged continuing resolution that the U.S. Government has been operating under for the last six months of the government fiscal year, which resulted in delays in contract awards, contract funding, and increased work performed prior to contract funding.  The continuing resolution also contributed to the increase to our Days Sales Outstanding (“DSO’s”) from 75 days (excluding the recent impact of the acquisition of HBE) at December 26, 2010 to 91 days (excluding the recent impact of the acquisition of Herley) at March 27, 2011.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Three months ended March 28, 2010	Three months ended March 27, 2011
Investing activities:
Cash paid for acquisitions, net of cash acquired	$—	$(224.1)
Increase in restricted cash	—	(101.1)
Other, net	(0.3)	(0.5)
Net cash used in investing activities from continuing operations	$(0.3)	$(325.7)

On March 25, 2011, we completed our initial tender offer for all outstanding shares of common stock, par value $0.001 per share, of Herley Industries, Inc. On that day, we paid $245.5 million for approximately 12.9 million Herley Shares which excluded 0.3 million shares that had been tendered via a notice of guaranteed delivery. Through purchases in a subsequent offering period and a short-form merger, the Company completed its acquisition of Herley on March 30, 2011, and paid approximately $25.1 million in April 2011 for the balance of the outstanding shares of 1.2 million and the Herley options that were exercised as a result of the change in control. See Note 2 of the notes to the condensed consolidated financial statements.  In March 2011, we also paid $0.3 million to the SCT shareholders as SCT’s indemnification obligations as set forth in the SCT Agreement were met.

The increase in restricted cash of approximately $103.8 million was primarily a result of the terms of the Stage I Notes issued by the Stage I Issuer, our wholly-owned subsidiary, on March 25, 2011 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act to finance the acquisition of Herley. The Stage I Notes were guaranteed only by the assets of the Stage I Issuer and not by the assets of the Company. Pursuant to the terms of the indenture governing the Stage I Notes, approximately $314.0 million in cash proceeds from the offering together with cash contributions of $45.0 million from the Company were required to be deposited in an account of the Stage I Issuer. These proceeds were used to provide collateral for the Stage I Notes, finance the acquisition of all of the outstanding shares of common stock of Herley (see Note 2 of the notes  to the condensed consolidated financial statements), and pay related fees and expenses. These proceeds could only be used for these purposes and could not be used by us for general corporate purposes until the acquisition of Herley was complete and as such were restricted. On April 4, 2011, after the acquisition of Herley was complete and the Stage I Issuer was merged with and into the Company, all assets and liabilities of the Stage I Issuer became assets and liabilities of ours and the previously restricted proceeds became unrestricted.

Cash provided by (used in) financing activities from continuing operations is summarized as follows (in millions):

	Three months ended March 28, 2010	Three months ended March 27, 2011
Financing activities:
Proceeds from the issuance of long-term debt	$—	$314.0
Proceeds from the issuance of common stock	—	61.5
Borrowings under credit facility	57.9	—
Repayments under credit facility	(58.8)	—
Debt issuance costs	(1.9)	(13.0)
Other	0.6	1.2
Net cash provided by (used in) financing activities from continuing operations	$(2.2)	$363.7

During the three months ended March 28, 2010, cash used in financing activities was primarily related to refinancing our $85 million credit facility including payment of $1.9 million of debt issuance costs.

As described immediately below, during the three months ended March 27, 2011, we issued common stock and additional notes to fund the acquisition of Herley.

On February 11, 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses received approximately $61.1 million in net proceeds. During the second quarter of 2011, we will pay the remaining $0.4 million related to the offering expenses.

On March 25, 2011, we issued the Stage I Notes. The Stage I Notes were offered at a premium of 107%, for an effective interest rate of 8.5% and the gross proceeds were approximately $314.0 million, which includes approximately $20.0 million of issuance premium and $9.0 million of accrued interest. We paid $13.0 million in debt issuance costs related to this offering and will pay the balance of expenses of approximately $2.1 million during the second quarter of 2011.

See “Contractual Obligations and Commitments” for a further discussion of our notes and credit facilities.

Cash used in discontinued operations is summarized as follows (in millions):

	Three months ended March 28, 2010	Three months ended March 27, 2011
Net cash flows used in discontinued operations	$(0.4)	$(0.1)

Contractual Obligations and Commitments

$285 Million March 2011 10% Senior Secured Note Offering

On March 25, 2011, the Stage I Issuer, issued the Stage I Notes in the aggregate principal amount of $285.0 million pursuant to that certain indenture, dated as of March 25, 2011 (as amended or supplemented, the “Stage I Indenture”) among the Stage I Issuer, the guarantor party thereto and Wilmington Trust FSB, as trustee and collateral agent, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. The Stage I Issuer received approximately $314.0 million in cash proceeds from the offering, which includes approximately $20.0 million of issuance premiums and $9.0 million of accrued interest, which proceeds were used, together with cash contributions of $45.0 million from us, to finance the acquisition of all of the outstanding shares of common stock of Herley (see Note 2 of the notes to the condensed consolidated financials statements), to pay related fees and expenses and for general corporate purposes. We obtained the consent of the holders of a majority of the 10% Senior Secured Notes issued by us on May 19, 2010 in the aggregate principal amount of $225.0 million (as subsequently exchanged on August 11, 2010, the “Existing Kratos Notes”) and entered into a supplemental indenture to the indenture governing the Existing Kratos Notes (as supplemented, the “Existing Kratos Indenture”) in which such holders agreed to permit us to issue the Stage I Notes in an aggregate principal amount not to exceed $285.0 million in connection with the acquisition of Herley and for general corporate purposes irrespective of whether such notes may be issued in compliance with the minimum consolidated fixed charge coverage ratio test contained in the limitation of incurrence of additional indebtedness covenant in the Existing Kratos Indenture. A consent fee of $1.1 million was paid to all holders of the Existing Kratos Notes on April 1, 2011.

On April 4, 2011, the Stage I Issuer was merged with and into the Company (the “Roll-Up Merger”) and all assets and liabilities of the Stage I Issuer became assets and liabilities of the Company. In connection with the Roll-up Merger and pursuant to a supplemental indenture to the Stage I Indenture, we expressly assumed all the obligations of the Stage I Issuer under the Stage I Notes, the Stage I Indenture and the collateral agreements related thereto and we replaced the Stage I Issuer as the issuer of the Stage I Notes under the Stage I Indenture and as pledgor under the collateral agreements.

On April 15, 2011, we redeemed all of the Stage I Notes by issuing in exchange therefor our 10% Senior Secured Notes due 2017 (the “Stage II Notes”) in an aggregate principal amount equal to the aggregate principal amount of the Stage I Notes. The Stage II Notes so issued constitute an additional issuance of the Existing Kratos Notes pursuant to the Existing Kratos Indenture. The Stage II Notes are identical to, and are pari passu with, the Existing Kratos Notes, except the Stage II Notes are subject to transfer restrictions under applicable securities laws and have different CUSIP and ISIN numbers. The Stage II Notes will only have different CUSIP and ISIN numbers from the Existing Kratos Notes until the date the exchange offer with respect to the Stage II Notes is consummated, at which time, we intend to cause the Stage II Notes to have the same CUSIP and ISIN numbers as the Existing Kratos Notes. For the avoidance of doubt, the Existing Kratos Notes and the Stage II Notes are treated as a single series of notes under the Existing Kratos Indenture.

We have agreed, pursuant to a registration rights agreement, to use commercially reasonable efforts to register with the SEC the Stage II Notes. Pursuant to the registration rights agreement, we have agreed (i) to file an exchange offer registration statement with the SEC within 120 days after the closing of the offering of the Stage I Notes, (ii) to use commercially reasonable efforts to have the exchange offer registration statement declared effective within 180 days after the closing of the offering of the Stage I Notes, and (iii) unless the exchange offer would not be permitted by applicable law or SEC policy, to use commercially reasonable efforts to consummate the exchange offer within 30 business days, or longer if required by the U.S. federal securities laws, after the date on which the exchange offer registration statement was declared effective by the SEC. In certain circumstances, we may be required to file a shelf registration statement to cover resales of the Stage II Notes. If we fail to satisfy these obligations, we will pay additional interest to holders of the Stage II Notes under certain circumstances.

$225 Million May 2010 10% Senior Secured Note Offering

On May 19, 2010, we issued 10% Senior Secured Notes due June 1, 2017 in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act (the “Original Notes”) and on August 11, 2010, we completed an exchange offer for such notes pursuant to a registration rights agreement entered into in connection with the issuance thereof. In the exchange offer, we offered to exchange the Original Notes for a like aggregate amount of 10% Senior Secured Notes due June 1, 2017 registered under the Securities Act (such exchanged Original Notes are referred to elsewhere in this Form 10-Q as the “Existing Kratos Notes”). The Existing Kratos Notes have substantially similar terms as the Original Notes, except that the Existing Kratos Notes do not have transfer restrictions or registration rights. The Existing Kratos Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and each of our domestic subsidiaries, as the guarantors thereof. We pay interest on the Existing Kratos Notes semi-annually, in arrears, on June 1 and December 1 of each year, which began on December 1, 2010.

The Existing Kratos Notes are secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Existing Kratos Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Existing Kratos Notes have a second priority lien to the $35.0 million credit facility described below.

The Existing Kratos Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 27, 2011, we were in compliance with the covenants contained in the Existing Kratos Notes.

On or after June 1, 2014, we may redeem some or all of the Existing Kratos Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such notes through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Existing Kratos Notes at 110% of the aggregate principal amount of the Existing Kratos Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Existing Kratos Notes at any time prior to June 1, 2014, by paying a “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

$35 Million Credit Facility

Concurrent with the completion of the offering of the Original Notes on May 19, 2010, we entered into a Credit and Security Agreement (the “Credit Agreement”) with certain lenders and with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and sole book runner, for a four year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”). The Revolver is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventories, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Revolver has a second priority lien to the Existing Kratos Notes.

The Revolver is available for four years and may be increased to $45.0 million. Any increase in the Revolver is subject to the consent of KeyBank and compliance with covenants in the Existing Kratos Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we are required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

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

On December 13, 2010, we entered into a First Amendment Agreement (the “Amendment Agreement”), with certain lenders and with KeyBank which amended the Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the senior secured revolving line of credit from $25 million to $35 million; (ii) modified the definitions of certain terms contained in the Credit Agreement; (iii) amended certain borrowing covenants under the Credit Agreement to (a) increase the acceptable amount of additional Indebtedness (as defined in the Credit Agreement) attributable to Senior Notes, unsecured Subordinated Indebtedness (both as defined in the Credit Agreement) and other unsecured Indebtedness from $25 million to $100 million and (b) exempt certain performance based contingent obligations related to prior acquisitions from the borrowing restrictions; and (iv) updated certain schedules to the Credit Agreement.

On February 7, 2011, we entered into a Second Amendment with KeyBank which amended the Credit Agreement to allow for the acquisition of Herley and issuance of additional notes for the Herley acquisition. On March 28, 2011, we entered into a Third Amendment with KeyBank, which amended the Credit Agreement to increase the availability for letters of credit to $15.0 million.

As of March 27, 2011, there were no outstanding borrowings on the Revolver and $2.4 million was outstanding on letters of credit resulting in net availability of $32.6 million. We issued $6.1 million in additional letters of credit in April on this facility to replace Herley outstanding letters of credit. As of March 27, 2011, we were in compliance with the covenants contained in the Revolver.

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

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 to acquire its Eyal subsidiary. The balance as of March 27, 2011 was $7.5 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants as of March 27, 2011.

On October 19, 2001, Herley received $3.0 million in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the “IDA Bonds”). The IDA Bonds were due in varying annual installments through October 1, 2021 and approximately $2.0 million was outstanding as of March 27, 2011. Proceeds from the IDA Bonds were used for the construction of a 15,000 square foot expansion of Herley’s facilities in Lancaster, Pennsylvania, and for manufacturing equipment. The IDA Bonds are secured by restricted cash of approximately $2.0 million and a mortgage on the related properties is pledged as collateral. The IDA Bonds were paid in full on May 2, 2011.

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

Contingent Consideration and Liabilities in Connection with Acquisitions and Divestitures

In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of FASB ASC Topic 805, Business Combinations, such amounts are recorded at fair value on the acquisition date.

Upon completion of the Gichner transaction, we deposited $8.1 million of the purchase price into an escrow account as security for Gichner’s indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeds $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.1 million. We and Altus Capital Partners, Inc., the seller’s representative under the Gichner Agreement (the “Seller’s Representative”) have agreed to a working capital adjustment of $0.3 million owed to us. The Seller’s Representative is disputing an additional working capital adjustment of $0.9 million to which we believe we are entitled.

The DEI Agreement provides that upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we shall pay the former stockholders of DEI certain additional contingent consideration. We have paid $0.4 million related to contingent consideration and the potential amount of contingent consideration that may be payable by us in the future under the DEI Agreement is between zero and $8.0 million. The contingent consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods. As of March 27, 2011, $2.6 million of these cash receipts have been collected and future payments could be reduced by approximately $6.0 million if the final cash receipt is not collected.

The SCT Agreement provides that upon achievement of certain EBITDA amounts in 2011, 2012 and 2013, we shall pay the former stockholders of SCT certain additional performance-based consideration. The potential undiscounted amount of all future contingent consideration that may be payable by us under the SCT Agreement is between zero and $3.5 million.

There were no contingent liabilities associated with the acquisition of HBE other than contingent liabilities of $0.4 million associated with HBE’s acquisition of Professional Security Technologies LLC (“PST”) in September, 2010. The agreement with PST provides that the former shareholders of PST receive a 5% payment for achievement of revenue amounts from certain customers for the period from June 1, 2010 through December 31, 2012.

Other Liquidity Matters

At March 27, 2011, we had working capital of $242.6 million compared to $65.8 million at December 26, 2010. The increase was primarily due to the issuance of 4.9 million shares of our common stock and the issuance of the Stage I Notes in the amount of $285.0 million, offset by cash paid of $223.7 million to acquire Herley, net of cash acquired.

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

As discussed in Part II, Item 1A, “Risk Factors” of the Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control.

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

For the three months ended March 27, 2011, there have been no significant changes to our Critical Accounting Policies or Estimates compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncements

New accounting pronouncements issued or effective during the three month period ended March 27, 2011 have not had or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At March 27, 2011, we had no debt outstanding that was subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under our Revolver discussed under Contractual Obligations and Commitments above. Based on our current outstanding balances, a 1% change in the LIBOR rate would not impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to nonperformance on our prior credit facilities.

Cash and cash equivalents as of March 27, 2011 were $45.5 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net loss for the three months ended March 27, 2011.

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

As required by Rule 13a-15(e) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 27, 2001.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 27, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in our legal proceedings since December 26, 2010. For additional information regarding our legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K.

From time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, operating results or cash flows.

Item 1A.  Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of the Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. As used in this section, we use the term “Kratos Notes” to collectively refer to the Existing Kratos Notes and the Stage II Notes. We do not believe that there have been any material changes to the risk factors previously disclosed in the Form 10-K, except as follows:

Risks Related to Our Indebtedness

We significantly increased our leverage in connection with the acquisition of Herley and currently have substantial indebtedness, which could have a negative impact on our financing options and liquidity position and have adverse effects on our business.

In connection with the acquisition of Herley, we incurred an additional $285.0 million of indebtedness and, as of March 27, 2011, had approximately $521.1 million of total indebtedness outstanding. As a result of this increased indebtedness, our interest payment obligations have increased significantly. The degree to which we are leveraged could have adverse effects on our business, including the following:

•                  it may make it difficult for us to satisfy our obligations under the Kratos Notes and our other indebtedness and contractual and commercial commitments;

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

•                  it may prevent us from raising the funds necessary to repurchase the Kratos Notes or other outstanding notes tendered to us if there is a change of control, which would constitute a default under the Existing Kratos Indenture and under the Revolver; and

•                  it may decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

Our ability to meet our debt service obligations will depend upon our future performance, which may be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Despite our current indebtedness level, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. Although the Existing Kratos Indenture and the Credit Agreement governing the Revolver will limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. For example, indebtedness in excess of $25.0 million may be incurred under the Revolver in reliance on the $15.0 million general debt basket as well as the fixed charge debt incurrence test, which additional indebtedness may be secured subject to certain conditions. In addition, the Existing Kratos Indenture and the Credit Agreement governing the Revolver will not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

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

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control, such as those described in the Form 10-K under the heading “Risks Related to Our Business Currently and Following the Pending Acquisition of Herley.” A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on the Kratos Notes and our other indebtedness.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the Kratos Notes. If the amounts outstanding under the Kratos Notes, the Revolver, and any other indebtedness, were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

A portion of our business is conducted through foreign subsidiaries and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness, including the Kratos Notes.

As of March 27, 2011, approximately 4% of our consolidated assets were held by foreign subsidiaries. Our ability to meet our debt service obligations (including those relating to the Kratos Notes) with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.

In general, when an entity in a foreign jurisdiction repatriates cash to the U.S., the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our foreign subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited and only offset the tax paid in the foreign jurisdiction, not the excess of the U.S. tax rate over the foreign tax rate. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on the Kratos Notes, there may be a cost associated with repatriating the cash to the U.S.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith

2.1#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 7, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc. (File No. 333-161340)).	424	02/08/11	n/a

2.2#	Agreement and Plan of Merger, dated October 5, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	10/07/10	2.1

2.3	Amendment to the Agreement and Plan of Merger, dated November 13, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	11/15/10	2.1

2.4#	Stock Purchase Agreement, dated as of April 12, 2010, by and between Kratos Defense & Security Solutions, Inc. and the Stockholders of Gichner Holdings, Inc.	8-K	04/12/10	2.1

2.5#	Agreement and Plan of Merger, dated as of November 21, 2008, by and among Kratos Defense & Security Solutions, Inc., Dakota Merger Sub, Inc. and Digital Fusion, Inc.	8-K	11/24/08	2.1

2.6#	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among Kratos Defense & Security Solutions, Inc., White Shadow, Inc. and SYS.	8-K	02/22/08	2.1

3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01	4.1

3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07	3.1

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/09	3.1

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01	4.2

3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/02	4.1

3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04	3.1

3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/11	3.1

4.1	Specimen Stock Certificate.	10-K	12/26/10	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/04	4.1

4.3	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/10	4.1

4.4	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB.	8-K	02/07/11	10.2

4.5	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/11	4.1

4.6	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the guarantors named therein and a party thereto, and Wilmington Trust FSB, as trustee and collateral agent (including the Form of 10% Senior Secured Notes).	8-K	03/29/11	4.1

4.7	First Supplemental Indenture, dated April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of March 25, 2011, among Kratos Defense & Security Solutions, Inc., the guarantor party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/11	4.2

4.8	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc., and Oppenheimer & Co. Inc.	8-K	03/29/11	4.2

10.1	Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between Kratos Government Solutions, Inc. and Phil Carrai.	10-K	12/26/10	10.16

10.2	Commitment Letter, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc. and Jefferies Group, Inc., Key Capital Corporation and OPY Credit Corp.	8-K	02/07/11	10.1

10.3	Purchase Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc., and Oppenheimer & Co. Inc.	8-K	03/29/11	10.1

10.4	Second Amendment Agreement, dated as of February 7, 2011, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	8-K	02/07/11	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.5	Security Agreement, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, Lanza Acquisition Co., and Wilmington Trust FSB, as collateral agent.	8-K	03/29/11	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

*              Filed—Furnished Herewith

# Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ LAURA L. SIEGAL, CPA
Laura L. Siegal
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: May 5, 2011