Form 10-Q
period 2011-06-26
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2011-08-04
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2011

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

As of July 29, 2011, 34,447,450 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2011

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 26, 2010	June 26, 2011
Assets
Current assets:
Cash and cash equivalents	$10.8	$100.4
Restricted cash	8.5	2.8
Accounts receivable, net	125.8	162.9
Inventoried costs	25.9	64.0
Prepaid expenses	7.1	8.7
Other current assets	5.8	9.1
Total current assets	183.9	347.9
Property, plant and equipment, net	28.4	61.5
Goodwill	226.2	370.3
Intangible assets, net	89.1	113.5
Other assets	7.9	19.2
Total assets	$535.5	$912.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45.6	$44.5
Accrued expenses	21.4	30.4
Accrued compensation	21.7	30.1
Billings in excess of costs and earnings on uncompleted contracts	17.2	8.5
Other current liabilities	12.0	10.3
Total current liabilities	117.9	123.8
Long-term debt, net of current portion	225.0	516.3
Other long-term liabilities	22.7	45.3
Total liabilities	365.6	685.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 26, 2010 and 0 shares outstanding at June 26, 2011 (liquidation preference $5.0 million at December 26, 2010) (see note 5)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 18,616,023 and 23,887,142 shares issued and outstanding at December 26, 2010 and June 26, 2011, respectively	—	—
Additional paid-in capital	553.5	619.3
Accumulated other comprehensive loss	—	—
Accumulated deficit	(383.6)	(392.3)
Total stockholders’ equity	169.9	227.0
Total liabilities and stockholders’ equity	$535.5	$912.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
Service revenues	$71.1	$75.3	$135.7	$155.1
Product sales	28.0	95.8	32.1	138.8
Total revenues	99.1	171.1	167.8	293.9
Cost of service revenue	56.2	58.0	106.2	118.3
Cost of product sales	23.0	67.7	26.4	102.8
Total costs	79.2	125.7	132.6	221.1
Gross profit	19.9	45.4	35.2	72.8
Selling, general and administrative expenses	13.8	33.7	24.9	53.3
Merger and acquisition expenses and other	1.1	1.8	1.1	7.6
Research and development expenses	0.5	1.2	1.1	1.8
Operating income from continuing operations	4.5	8.7	8.1	10.1
Other income (expense):
Interest expense, net	(5.5)	(13.1)	(9.4)	(19.8)
Other income, net	0.4	—	0.6	0.3
Total other expense, net	(5.1)	(13.1)	(8.8)	(19.5)
Loss from continuing operations before income taxes	(0.6)	(4.4)	(0.7)	(9.4)
Provision (benefit) for income taxes from continuing operations	(11.7)	0.9	(11.4)	(0.3)
Income (loss) from continuing operations	11.1	(5.3)	10.7	(9.1)
Income (loss) from discontinued operations	(0.4)	0.1	0.2	0.4
Net income (loss)	$10.7	$(5.2)	$10.9	$(8.7)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.69	$(0.22)	$0.67	$(0.40)
Income (loss) from discontinued operations	(0.02)	0.00	0.01	0.02
Net income (loss) per common share	$0.67	$(0.22)	$0.68	$(0.38)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.68	$(0.22)	$0.65	$(0.40)
Income (loss) from discontinued operations	(0.03)	0.00	0.01	0.02
Net income (loss) per common share	$0.65	$(0.22)	$0.66	$(0.38)
Weighted average common shares outstanding:
Basic	16.0	23.8	16.0	22.6
Diluted	16.4	23.8	16.4	22.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended June 27, 2010	Six months ended June 26, 2011
Operating activities:
Net income (loss)	$10.9	$(8.7)
Less: Income from discontinued operations	0.2	0.4
Income (loss) from continuing operations	10.7	(9.1)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	4.8	16.2
Deferred income taxes	(13.7)	0.2
Stock-based compensation	1.0	1.4
Mark to market on swaps	(0.5)	(0.3)
Amortization of deferred financing costs	4.3	1.3
Provision for doubtful accounts	—	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	0.9	1.8
Inventoried costs	2.2	6.4
Prepaid expenses and other assets	(4.1)	3.9
Accounts payable	—	(9.2)
Accrued compensation	2.7	(2.1)
Accrued expenses	(11.6)	(7.7)
Billings in excess of costs and earnings on uncompleted contracts	11.8	(12.3)
Income tax receivable and payable	(0.4)	0.2
Other liabilities	(1.5)	(0.9)
Net cash provided by (used in) operating activities from continuing operations	6.6	(10.1)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(132.9)	(249.2)
Increase in restricted cash	—	1.2
Other, net	(0.7)	(2.7)
Net cash used in investing activities from continuing operations	(133.6)	(250.7)
Financing activities:
Proceeds from the issuance of long-term debt	225.0	305.0
Proceeds from the issuance of common stock	—	61.1
Borrowings under credit facility	61.9	—
Repayment under credit facility	(116.3)	(2.2)
Debt issuance costs	(10.2)	(14.6)
Other	0.6	1.0
Net cash provided by financing activities from continuing operations	161.0	350.3
Net cash flows of continuing operations	34.0	89.5
Net operating cash flows of discontinued operations	(0.5)	0.1
Net increase in cash and cash equivalents	33.5	89.6
Cash and cash equivalents at beginning of period	9.9	10.8
Cash and cash equivalents at end of period	$43.4	$100.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

All references to the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its wholly owned subsidiaries.

(a)                                  Basis of Presentation

The information as of June 26, 2011 and for the three and six months ended June 27, 2010 and June 26, 2011 is unaudited. The condensed consolidated balance sheet as of December 26, 2010 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 26, 2010, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 2, 2011 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)                                  Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)                                  Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The six months ended June 27, 2010 and June 26, 2011 consisted of 26 week periods. There are 52 calendar weeks in the fiscal years ending on December 26, 2010 and December 25, 2011.

(d)                              Accounting Policies and Accounting Standards Updates

Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) including ASU 2011-05 Comprehensive Income, not effective until after December 15, 2011, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

There have been no changes in the Company’s significant accounting policies for the six months ended June 26, 2011 as compared to the significant accounting policies described in the Form 10-K with the following exception:

Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of (i) net income (loss) and (ii) other related gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the Company, other comprehensive income (loss) consists solely of unrealized foreign currency translation gains and losses.

(e)                                  Concentrations and Uncertainties

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

The Company has outstanding 10% Senior Secured Notes with an aggregate principal amount of $510.0 million which is due on June 1, 2017. The Company pays interest at the rate of 10% per annum semi-annually, in arrears, on June 1 and December 1 of each year. As of June 26, 2011, the principal amount of $510.0 million is outstanding under these notes. In addition, the Company has $26.4 million available under its existing revolving credit agreement. See Note 9 for a complete description of the Company’s debt.

The Company intends to fund its cash requirements with cash on hand, cash flows from operating activities and borrowings under its existing revolving credit facility. Management believes these sources of liquidity should be sufficient to meet the Company’s cash needs for at least the next 12 months. The Company’s quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to its control. If the conditions in its industry deteriorate, its customers cancel or postpone projects or if the Company is unable to sufficiently increase its revenues or further reduce its expenses, the Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

(f)            Reclassifications

Certain amounts in the three and six months ended June 27, 2010 condensed consolidated statements of operations have been reclassified to conform to the June 26, 2011 presentation.

Note 2.  Acquisitions

(a)           Summary of Recent Acquisitions

Herley Industries, Inc.

On March 25, 2011 (the “Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of February 7, 2011 (the “Herley Merger Agreement”), by and among the Company, Lanza Acquisition Co. (“Herley Merger Sub”) and Herley Industries, Inc. (“Herley”), Herley Merger Sub acquired approximately 13.2 million shares of Herley common stock representing approximately 94% of the total outstanding shares of Herley common stock in a tender offer to purchase all of the outstanding shares of Herley common stock (the “Offer”). The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by the approximately 0.9 million shares that were not tendered as of March 25, 2011. On March 30, 2011, following purchases of the non-controlling interest in a subsequent offering period, Herley Merger Sub was merged with and into Herley, with Herley continuing as a wholly owned subsidiary of the Company. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011 and as of April 15, 2011 had paid total aggregate cash consideration of $270.7 million in respect of the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control. In addition, upon completion of the merger, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 1.3495 shares of Kratos common stock for each share of Herley common stock underlying the options (“Herley Options”). The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The options are exercisable for an aggregate of approximately 0.8 million shares of the Company’s common stock. All options were fully vested upon the change in control and the fair value of the options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.6 million.  In addition, the Company assumed change in control obligations of $4.0 million related to the transaction, the majority of which will be paid in 2011, and combined transaction expenses of $11.1 million.

To fund the acquisition of Herley, on February 11, 2011, Kratos sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. Kratos received gross proceeds of approximately $64.8 million and net proceeds of approximately $61.1 million after deducting underwriting fees and other offering expenses. Kratos used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of Herley. In addition, Kratos issued $285.0 million in aggregate principal amount of 10% Senior Secured Notes due 2017 (the “Stage I Notes”) at a premium of 107% through its wholly owned subsidiary, Acquisition Co. Lanza Parent (the “Stage I Issuer”), on March 25, 2011, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act, to finance the acquisition of Herley. On April 4, 2011, after the acquisition of Herley was complete, the Stage I Issuer was merged with and into Kratos, all assets and liabilities of the Stage I Issuer became assets and liabilities of Kratos. See Note 9 for a complete description of the Company’s debt.

Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley’s products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cyber security applications. Herley is part of the Company’s Kratos Government Solutions (“KGS”) segment.

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

The Herley transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$21.8
Accounts receivable	39.1
Inventoried costs	44.5
Deferred tax assets	17.1
Other assets	7.3
Property and equipment	34.0
Intangible assets	37.0
Goodwill	144.1
Total assets	344.9
Current liabilities	(40.0)
Deferred tax liabilities	(17.0)
Debt	(9.5)
Long-term liabilities	(5.8)
Net assets acquired	$272.6

The goodwill recorded in this transaction is not tax deductible.

As of March 25, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $39.3 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Herley. The Company initially recorded $47.9 million of inventory and $30.4 million in property and equipment. The Company decreased the value of acquired inventory to $44.5 million and increased the value of acquired property and equipment to $34.0 million based on its updated preliminary valuations.

The amounts of revenue and operating income of Herley included in the Company’s condensed consolidated statement of operations for both the three and six months ended June 26, 2011 was $51.8 million and $6.5 million, respectively.

Henry Bros. Electronics, Inc.

On December 15, 2010, the Company acquired Henry Bros. Electronics, Inc. (“HBE”) in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by the Company and converted into options to purchase common stock of the Company. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock were assumed by the Company (the “HBE Options”) and converted into options to purchase common stock of the Company, entitling the holders thereof to receive 0.7715 shares of common stock of the Company for each share of HBE common stock underlying the HBE Options. The HBE Options will be exercisable for an aggregate of approximately 0.4 million shares of common stock of the Company. The fair value of unvested HBE Options which are related to future service will be expensed as the service is performed over a weighted average vesting period of 2.5 years.

HBE is a leading provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command and control systems for the protection of strategic assets and critical infrastructure in the U.S. HBE also has particular expertise in the design, engineering, deployment and operation of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include Department of Defense (“DoD”) agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure. HBE is part of Kratos’ Public Safety & Security (“PSS”) segment.

HBE has been in business for over 50 years and has established relationships with manufacturing partners, industry colleagues, and customers demanding some of the most sophisticated security solutions available. The Company has a national footprint that includes offices in New York, New Jersey, Virginia, Maryland, Texas, Arizona, Colorado and California. The combination of the Company’s existing PSS businesses, with one of the leading homeland security solutions and high end security system design and engineering services providers in the industry today, strategically strengthens the Company’s overall capabilities and enhances its customer offerings and overall contract portfolio.

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

The HBE transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$2.0
Accounts receivable	27.7
Inventoried costs	1.2
Deferred tax assets	1.0
Other assets	1.2
Property and equipment	1.8
Intangible assets	18.6
Goodwill	32.4
Total assets	85.9
Current liabilities	(21.8)
Deferred tax liabilities	(6.8)
Long-term liabilities	(0.7)
Net assets acquired	$56.6

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

The amounts of revenue and operating income of HBE included in the Company’s condensed consolidated statement of operations for the three and six months ended June 26, 2011 are $16.6 million and $33.4 million, and $1.1 million and $2.6 million, respectively.

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

Pursuant to the terms of the SCT Agreement, upon achievement of certain earnings before interest, taxes, depreciation, and amortization (“EBITDA”) amounts in 2011, 2012 and 2013, the Company will pay the former stockholders of SCT certain additional performance-based consideration (“SCT Contingent Consideration”). The potential undiscounted amount of all future SCT Contingent Consideration that may be payable by the Company under the SCT Agreement is between zero and $3.5 million.

The fair value of the SCT Contingent Consideration of $1.2 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”) refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels for EBITDA. Any change in the fair value of the SCT Contingent Consideration subsequent to December 7, 2010, including changes from events after such date, will be recognized in earnings in the period the estimated fair value changes. The SCT Contingent Consideration as of June 26, 2011 of $1.2 million is reflected in other current liabilities and long-term liabilities as $0.1 million and $1.1 million, respectively, in the consolidated balance sheet.

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

The amounts of revenue and operating income of SCT included in the Company’s condensed consolidated statement of operations for the three and six months ended June 26, 2011 are $1.9 million and $4.5 million, and $0.3 million and $0.8 million, respectively.

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

Pursuant to the terms of the agreement and plan of merger (the “DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). The potential undiscounted amount of all future DEI Contingent Consideration that may be payable by the Company under the DEI Agreement is between zero and $12.3 million. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $8.6 million.

The fair value of the DEI Contingent Consideration of $5.0 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 5.8%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels of cash receipts, revenue, EBITDA and backlog. Any change in the fair value of the DEI Contingent Consideration subsequent to August 9, 2010, including changes from events after such date, such as changes in the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The balance of the DEI Contingent Consideration as of June 26, 2011 of $4.6 million is reflected in other current liabilities and long-term liabilities as $2.2 million and $2.4 million, respectively, in the consolidated balance sheet.

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

The DEI transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed as part of the DEI transaction (in millions):

Cash	$—
Accounts receivable	6.9
Inventoried costs	1.0
Other current assets	0.1
Property and equipment	0.9
Intangible assets	3.4
Goodwill	8.5
Other assets	0.1
Total assets	20.9
Current liabilities	(5.2)
Long-term liabilities	(0.3)
Deferred tax liabilities	(1.4)
Net assets acquired	$14.0

The goodwill recorded in this transaction is not tax deductible.

As of August 9, 2010, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $6.9 million, all of which is expected to be collectible.

The amounts of revenue and operating income of DEI included in the Company’s condensed consolidated statement of operations for the three and six months ended June 26, 2011 are $6.3 million and $10.6 million, and $1.6 million and $2.3 million, respectively.

Gichner Holdings, Inc.

On May 19, 2010, the Company acquired Gichner Holdings, Inc. (“Gichner”) pursuant to the Stock Purchase Agreement (the “Gichner Agreement”), dated as of April 12, 2010, by and between the Company and the stockholders of Gichner, in a cash for stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ—7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform. Gichner is part of the KGS segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of weapons system sustainment; Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”); military preset/reset; and foreign military sales. It will also enable the Company to realize significant cross selling opportunities, pursue new and larger contracts and increase its sales of higher margin, fixed price products.

Upon completion of the Gichner transaction, the Company deposited $8.1 million of the purchase price (“the holdback”) into an escrow account as security for Gichner’s indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeded $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $17.1 million. The Company and Altus Capital Partners, Inc., the sellers’ representative under the Gichner Agreement, have agreed to a working capital adjustment of $0.6 million owed to the Company. In May 2011 the Company paid $7.1 million of the holdback and will pay the remaining amount of the holdback owed of $0.4 million in the third quarter of 2011.

The Gichner transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. Due to the working capital adjustment discussed above, the Company retrospectively recorded purchase price adjustments at the acquisition date to decrease current liabilities by $0.6 million and reduce net deferred tax assets by $0.4 million, resulting in a $0.2 million reduction to the original goodwill recorded of $68.4 million. The following table summarizes the fair values of major assets acquired and liabilities assumed, including the retrospective adjustments, as part of the Gichner transaction (in millions):

Cash	$0.1
Accounts receivable	15.2
Inventoried costs	24.2
Other current assets	8.3
Property and equipment	19.0
Intangible assets	46.3
Goodwill	68.2
Other assets	1.8
Total assets	183.1
Current liabilities	(29.1)
Other liabilities	(21.0)
Net assets acquired	$133.0

The goodwill recorded in this transaction is not tax deductible.

As of May 19, 2010, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $15.6 million, of which $0.4 million is not expected to be collectible.

Gichner has two primary areas of contingent liabilities: environmental and uncertain tax liabilities. Additionally, Gichner is involved in various commercial disputes and employment matters. The majority of the contingent liabilities have been recorded at fair value in the allocation of acquired assets and liabilities or purchase price, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting; however certain environmental matters that are inherently legal contingencies in nature are recorded at the probable and estimable amount. As of the acquisition date approximately $0.2 million has been recorded for probable and estimable environmental and employment liabilities.

The amounts of revenue and operating income of Gichner included in the Company’s condensed consolidated statement of operations for the three and six months ended June 26, 2011 are $31.8 million and $65.8 million, and $1.0 million and $2.8 million, respectively.  For the three and six months ended June 27, 2010, the amounts of revenue and operating income included in the condensed consolidated statement of operations was $20.0 million and $2.1 million, respectively.

In accordance with FASB ASC Topic 805, Business Combinations, (“Topic 805”) the allocation of the purchase price for the Company’s acquisitions of DEI, SCT, HBE and Herley are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations become available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective acquisition dates to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the respective acquisition dates. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with these transactions, including, intangible assets, inventory, property and equipment and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

Pro Forma Financial Information

The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the acquisitions of Herley, HBE, SCT, DEI, and Gichner had occurred on December 28, 2009, and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. All acquisitions were included in the Company’s results of operations for the three months ended June 26, 2011. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings for 2010 or 2011. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	For the Three Months Ended	For the Six Months Ended
	June 27, 2010	June 27, 2010	June 26, 2011
Pro forma revenues	$183.6	$367.7	$343.3
Pro forma net loss before tax	(18.4)	(29.4)	(28.6)
Pro forma net loss	(6.9)	(18.4)	(28.6)
Net income (loss) attributable to the registrant	11.1	10.7	(9.1)
Basic and diluted pro forma loss per share	$(0.29)	$(0.79)	$(1.20)

The pro forma results for the three and six month periods ended June 27, 2010 include $8.8 million of acquisition related expenses.  The pro forma results for the six months ended June 26, 2011include $18.7 million of acquisition related expenses. The pro forma financial information also reflects pro forma adjustments for the additional amortization associated with finite lived intangible assets acquired, additional incremental interest expense, deferred financing costs related to the financing undertaken for the Gichner and Herley transactions, the change in stock compensation expense as a result of the exercise of stock options and restricted stock immediately prior to closing of the Herley and HBE transactions offset by stock-based compensation expense for stock options assumed,  and the tax effect of the increased interest expense and intangible amortization. The weighted average common shares also reflect the issuance of 2.5 million shares in October 2010 and the issuance of 4.9 million shares in February 2011 for the HBE and Herly acquisitions. These adjustments are as follows (in millions except per share data):

	For the Three Months Ended	For the Six Months Ended
	June 27, 2010	June 27, 2010	June 26, 2011
Intangible amortization	$7.1	$14.9	$5.9
Net change in stock compensation expense	(0.1)	(0.2)	(0.2)
Net change in interest expense	7.2	21.3	6.8
Income tax expense	0.6	0.8	0.3
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	7.4	7.4	1.2

Note 3. Goodwill and Intangible Assets

(a)           Goodwill

The Company performs its annual impairment test for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“Topic 350”) as of the last day of each fiscal year or when evidence of potential impairment exists.

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For the annual and, if necessary, interim impairment assessment, the Company identified its reporting units to be its operating segments which are KGS and PSS.

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

The changes in the carrying amount of goodwill for the six months ended June 26, 2011 are as follows (in millions):

	Public Safety & Security	Government Solutions	Total

Balance as of December 26, 2010	$32.4	$194.0	$226.4
Retrospective adjustments to the Gichner acquisition	—	(0.2)	(0.2)
Balance as of December 26, 2010 after retrospective adjustments	32.4	193.8	226.2
Additions due to business combinations	—	144.1	144.1
Balance as of June 26, 2011	$32.4	$337.9	$370.3

The accumulated impairment losses as of December 26, 2010 and June 26, 2011 were $147.1 million associated with the KGS segment and $18.3 million associated with the PSS segment.

(b)           Purchased Intangible Assets

The following table sets forth information for finite-life intangible assets subject to amortization (in millions):

	As of December 26, 2010			As of June 26, 2011
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$41.5	$(10.0)	$31.5	$61.7	$(13.5)	$48.2
Contracts and backlog	24.5	(13.9)	10.6	40.6	(21.8)	18.8
Developed technology and technical know-how	22.1	(1.9)	20.2	22.1	(3.0)	19.1
Trade names	1.2	(0.6)	0.6	1.9	(0.6)	1.3
Favorable operating lease	1.8	(0.1)	1.7	1.8	(0.2)	1.6
Total	$91.1	$(26.5)	$64.6	$128.1	$(39.1)	$89.0

In addition to the finite-life intangible assets listed in the table above, the Company has $24.5 million of indefinite-life intangible assets consisting of trade names at both December 26, 2010 and June 26, 2011.

Consolidated amortization expense related to intangible assets subject to amortization was $2.0 million and $9.2 million for the three months ended June 27, 2010 and June 26, 2011, respectively, and $3.3 million and $12.6 million for the six months ended June 27, 2010 and June 26, 2011, respectively.

The estimated future amortization expense of purchased intangible assets with finite lives as of June 26, 2011 is as follows (in millions):

Fiscal Year	Amount
2011 (remaining six months)	$17.7
2012	16.2
2013	13.7
2014	12.3
2015	9.3
Thereafter	19.8
Total	$89.0

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

Inventoried costs consisted of the following components (in millions):

	December 26, 2010	June 26, 2011
Raw materials	$16.5	$33.7
Work in process	7.9	25.9
Finished goods	1.1	5.8
Supplies and other	5.8	5.5
Subtotal inventoried costs	31.3	70.9
Less customer advances and progress payments	(5.4)	(6.9)
Total inventoried costs	$25.9	$64.0

Note 5. Stockholders’ Equity

On February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, the Company received approximately $61.1 million in net proceeds.

A summary of the changes in stockholders’ equity is provided below (in millions):

	Six Months Ended June 27, 2010	Six Months Ended June 26, 2011
Stockholders’ equity at beginning of period	$124.9	$169.9
Comprehensive income:
Net income (loss)	10.9	(8.7)
Foreign currency translation	—	—
Total comprehensive income	10.9	(8.7)
Additional paid-in-capital from issuance of common stock	—	61.1
Stock-based compensation	1.0	1.4
Employee stock purchase plan and restricted stock units settled in cash	0.3	0.3
Exercise of stock options and warrants	0.4	1.1
Fair value of stock options assumed in acquisitions	—	1.9
Stockholders’ equity at end of period	$137.5	$227.0

In prior reporting periods, the Company had two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock were redeemed for 100,000 shares of common stock. Common stock issued by the Company for the six months ended June 27, 2010 and June 26, 2011, was as follows (in millions):

	Six Months Ended June 27, 2010	Six Months Ended June 26, 2011
Shares outstanding at beginning of the period	15.8	18.6
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.1	0.3
Redemption of Series B Convertible Preferred Stock	—	0.1
Common stock issued for cash	—	4.9
Shares outstanding at end of the period	15.9	23.9

Note 6. Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“Topic 260”). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities.

Components of basic and diluted earnings per share were as follows:

	For the Three Months Ended		For the Six Months Ended
(In millions, except earnings per share)	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
Income (loss) from continuing operations available for common shareholders(A)	$11.1	$(5.3)	$10.7	$(9.1)
Weighted average outstanding shares of common stock(B)	16.0	23.8	16.0	22.6
Dilutive effect of employee stock options and awards	0.3	—	0.3	—
Dilutive effect of contingently issuable shares	0.1	—	0.1	—
Common stock and common stock equivalents(C)	16.4	23.8	16.4	22.6
Earnings (loss) per share:
Basic(A/B)	$0.69	$(0.22)	$0.67	$(0.40)
Diluted(A/C)	$0.68	$(0.22)	$0.65	$(0.40)

The following shares were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
Shares from stock options and awards	1.4	2.2	1.4	1.7
Shares of common stock from convertible debt	—	—	0.1	—

Note 7. Income Taxes

As of December 26, 2010, the Company had $12.4 million of unrecognized tax benefits that if recognized would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance.  During the six months ended June 26, 2011, the Company settled its refund claim with the IRS, which will result in a refund to the Company of approximately $2.1 million, including approximately $0.5 million of interest income which was collected in the second quarter.  The Company recorded an income tax benefit from continuing operations for this full amount, as this claim had been considered an uncertain tax position under ASC Topic 740, Income Taxes.  During the six months ended June 26, 2011, the unrecognized tax benefits were reduced by $0.3 million relating to the expiration of the statute of limitations. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations.

During the first quarter of 2011, the Company initially recorded, the unrecognized tax benefits of Herley Industries of $1.1 million. The Company increased the unrecognized tax benefits of Herley to $1.2 million based on its updated analysis. The increase in unrecognized tax benefits was recorded as an adjustment to goodwill. Herley’s unrecognized tax benefits are related to various federal and state tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.  There were no material expense amounts recorded during the six months ended June 27, 2010 and June 26, 2011, respectively.  As a result of the Herley acquisition, a $0.1 million liability for cumulative interest and penalties was recorded with a corresponding increase to goodwill. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.3 million and $0.7 million for the six months ended June 27, 2010 and June 26, 2011, respectively. The Company believes that it is reasonably possible that as much as $0.3 million of the liabilities for uncertain tax positions will expire within 12 months of June 26, 2011 due to the expiration of various applicable statutes of limitations.

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

In connection with the Company’s acquisition of Herley, the Company recorded the acquired assets and liabilities at their respective fair market values. For financial statement purposes, the Company increased the historic basis of the Herley assets by approximately $36.8 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Herley and in accordance with Topic 805, the Company established deferred tax liabilities of approximately $12.8 million for the increase in the financial statement basis of the acquired assets.

A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and six months ended June 27, 2010 and June 26, 2011 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
Income tax benefit at federal statutory rate	$(0.2)	$(1.6)	$(0.2)	$(3.4)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.5	1.1	0.8	1.6
Nondeductible goodwill impairment charges	—	—	—	—
Nondeductible expenses and other	0.4	0.6	0.4	1.5
Release of valuation allowance due to Gichner acquisition	(12.2)	—	(12.2)	—
Impact of indefinite lived deferred tax liabilities and state law changes	—	—	—	0.3
Settlement with IRS	—	—	—	(2.1)
Increase/(Decrease) in federal valuation allowance	(0.2)	0.8	(0.2)	1.8
Total	$(11.7)	$0.9	$(11.4)	$(0.3)

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months.  In March 2010, an “ownership change” occurred which will limit the utilization of the loss carryforwards. As a result, the Company’s federal annual utilization of NOL carryforwards will be limited to $28.1 million for five years and $11.6 million per year thereafter. For the six months ended June 26, 2011, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition the recent equity offerings did not result in an “ownership change”, however, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an “ownership change”. If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

Note 8. Discontinued Operations

On August 2, 2010, the Company divested the southeast division of its PSS segment for approximately $0.1 million cash consideration and the assumption of certain liabilities.

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
Revenue	$0.8	$—	$1.9	$—
Net income (loss) before taxes	(0.4)	0.1	(0.6)	0.1
Provision (benefit) for income taxes	—	—	(0.8)	(0.3)
Net income (loss) after taxes	$(0.4)	$0.1	$0.2	$0.4

The benefit for income taxes for the six months ended June 27, 2010 and June 26, 2011 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business.

The following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 26, 2010 and June 26, 2011 (in millions):

	December 26, 2010	June 26, 2011
Accounts receivable, net	$0.3	$0.1
Other current assets	0.2	—
Current assets of discontinued operations	$0.5	$0.1
Accrued expenses	$1.7	$1.5
Other current liabilities	0.4	0.3
Current liabilities of discontinued operations	$2.1	$1.8
Non-current unrecognized tax benefits	$0.6	$0.3
Other non-current liabilities	0.8	0.7
Non-current liabilities of discontinued operations	$1.4	$1.0

Note 9. Debt

(a)           Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (the “Indenture”) to issue 10% Senior Secured Notes due 2017. As of June 26, 2011, the Company has issued notes of $225.0 million (the “Original Notes”) and $285.0 million (the “Additional Notes” and, together with the Original Notes, the “Existing Notes”) under this Indenture. These Existing Notes were used to fund acquisitions and for general corporate purposes.  They are secured by a lien on substantially all of the assets of the Company and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Existing Notes have a first priority lien on substantially all of the Company’s assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the senior secured borrowings have a second priority lien to the $35.0 million credit facility described below.

The Company pays interest on the Existing Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Existing Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 26, 2011, the Company was in compliance with the covenants contained in the indentures related to the Existing Notes described below.

On or after June 1, 2014, the Company may redeem some or all of the Existing Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such notes through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Existing Notes at 110% of the aggregate principal amount of the Existing Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Existing Notes at any time prior to June 1, 2014, by paying a “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

Original Notes - $225 Million 10% Senior Secured Note Offering, May 2010

On May 19, 2010, the Company issued its 10% Senior Secured Notes due June 1, 2017 in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act and on August 11, 2010, the Company completed an exchange offer for such notes pursuant to a registration rights agreement entered into in connection with the issuance thereof.  The proceeds were primarily used to finance the acquisitions of Gichner, DEI and Southside. (see Note 2).

Additional Notes - $285 Million 10% Senior Secured Note Offering, March 2011

On March 25, 2011, the Stage I Issuer issued $285.0 million aggregate principal amount of the Stage I Notes pursuant to an Indenture, dated March 25, 2011, by and among the Stage I Issuer, the guarantors named therein and a party thereto, and Wilmington Trust FSB, as trustee and collateral agent (the “Stage I Indenture”). The Stage I Issuer received approximately $314.0 million in cash proceeds from the offering, which includes an approximate $20.0 million of issuance premiums and $9.0 million of accrued interest, which proceeds were used, together with cash contributions of $45.0 million from the Company, to finance the acquisition of all of the outstanding shares of common stock of Herley (see Note 2), to pay related fees and expenses and for general corporate purposes. The effective interest rate on the Additional Notes is 8.5%.  In connection with the purchase and sale of the Stage I Notes, the Company entered into a registration rights agreement with the initial purchasers of the Stage I Notes. On April 4, 2011, (i) the Stage I Issuer merged with and into the Company, and the Company assumed all the assets and liabilities of the Stage I Issuer including, pursuant to a supplemental indenture to the Stage I Indenture, all the obligations of the Stage I Issuer under the Stage I Indenture, the Stage I Notes and the related collateral agreements and (ii) the Company became the issuer of the Stage I Notes under the Stage I Indenture and pledgor under such collateral agreements. On April 15, 2011, the Company redeemed all of the Stage I Notes by issuing in exchange therefore the Additional Notes in an aggregate principal amount equal to the aggregate principal amount of the Stage I Notes. On July 29, 2011, the Company completed an exchange offer for the Additional Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof.

(b)           Other Indebtedness

$35 Million Credit Facility

Concurrent with the completion of the offering of the Original Notes on May 19, 2010, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with certain lenders and with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and sole book runner, for a four year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”). The Revolver is secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Revolver has a second priority lien to the Existing Notes.

The Revolver is available for four years and may be increased to $45.0 million. The increases in the Revolver are subject to the consent of KeyBank and compliance with covenants in the Existing Notes. The amounts of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $10.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

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

On December 13, 2010, the Company entered into a First Amendment Agreement (the “Amendment Agreement”), with KeyBank, which amended the Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the senior secured revolving line of credit from $25.0 million to $35.0 million; (ii) modified the definitions of certain terms contained in the Credit Agreement; (iii) amended certain borrowing covenants under the Credit Agreement to (a) increase the acceptable amount of additional Indebtedness (as defined in the Credit Agreement) attributable to Existing Notes, unsecured Subordinated Indebtedness (as defined in the Credit Agreement) and other unsecured Indebtedness from $25.0 million to $100.0 million and (b) exempt certain performance based contingent obligations related to prior acquisitions from the borrowing restrictions; and (iv) updated certain schedules to the Credit Agreement.

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

As of June 26, 2011, there were no outstanding borrowings on the Revolver and $8.6 million was outstanding on letters of credit resulting in net availability of $26.4 million. As of June 26, 2011, the Company was in compliance with the covenants contained in the Revolver.

On July 27, 2011, the Company entered into an amended and restated Credit Agreement to increase the availability to $65.0 million, with an extension of the maturity date to July 27, 2016.  See Note 15 for further discussion of this amendment.

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

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 26, 2011 was $7.2 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with the financial covenants as of June 26, 2011.

On October 19, 2001, Herley received $3.0 million in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the “IDA Bonds”). The IDA Bonds were due in varying annual installments through October 1, 2021. Proceeds from the IDA Bonds were used for the construction of a 15,000 square foot expansion of Herley’s facilities in Lancaster, Pennsylvania, and for manufacturing equipment. The IDA Bonds were paid in full on May 2, 2011.

Note 10. Fair Value of Financial Instruments

The following table presents the only asset or liability measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and the level within the fair value hierarchy as of December 26, 2010 and June 26, 2011 (in millions):

Derivative Liabilities (Interest Rate Swaps)

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 26, 2010	$0.3	$—	$0.3	$—
June 26, 2011	$—	$—	$—	$—

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

The carrying value of the interest rate swaps is classified as other current liabilities as of December 26, 2010.   As of June 26, 2011, there were no outstanding interest rate swaps. Mark to market adjustments for the interest rate swaps are recorded in other income (expense) in the condensed consolidated statements of operations.

Carrying amounts and the related estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis at December 26, 2010 and June 26, 2011 are presented in the following table. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 26, 2010 and June 26, 2011.

	December 26, 2010		June 26, 2011
$ in millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$225.0	$247.2	$516.3	$545.5

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

The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company’s intended use of the derivative and its resulting designation as effective or ineffective. Adjustments to reflect changes in fair values of derivatives that the Company considers highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. There were no interest rate swaps outstanding as of June 26, 2011.

The Company’s derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the First Credit Facility in March 2008. The effect of marking the derivative instruments to market for the six months ended June 27, 2010 and June 26, 2011 was income of $0.3 million for both periods. The fair value of the Company’s derivative liabilities as of December 26, 2010 and June 26, 2011 was $0.3 million and zero, respectively, and is carried in other current liabilities in the accompanying condensed consolidated balance sheets. See Note 10 for further discussion on the fair value measurements related to the Company’s derivative instruments.

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $85.8 million and $122.3 million, or 87% and 71%, of total revenue for the three months ended June 27, 2010 and June 26, 2011, respectively, and approximately $144.1 million and $216.4 million, or 86% and 74%, of total revenue for the six months ended June 27, 2010 and June 26, 2011, respectively.

Note 13. Segment Information

The Company operates in two principal business segments: Kratos Government Solutions and Public Safety and Security. The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated corporate expense, net” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses,  corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

Revenues, operating income, and assets generated or held by the Company’s current reporting segments for the three and six months ended June 27, 2010 and June 26, 2011 are as follows (in millions):

	Three months ended		Six months ended
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
Revenues:
Kratos Government Solutions	$91.6	$145.3	$153.1	$242.7
Public Safety & Security	7.5	25.8	14.7	51.2
Total revenues	$99.1	$171.1	$167.8	$293.9
Operating income:
Kratos Government Solutions	$6.6	$9.7	$10.6	$16.3
Public Safety & Security	—	1.7	—	2.9
Unallocated corporate expense, net	(2.1)	(2.7)	(2.5)	(9.1)
Total operating income	$4.5	$8.7	$8.1	$10.1

	As of December 26, 2010	As of June 26, 2011
Assets:
Kratos Government Solutions	$406.5	$743.5
Public Safety & Security	97.3	98.7
Discontinued operations	0.5	0.1
Corporate activities	31.2	70.1
Total assets	$535.5	$912.4

The increase in assets in the KGS segment is primarily attributable to the acquisition of Herley. The increase in assets in corporate activities is primarily due to an increase in cash and cash equivalents from the sale of $285.0 million of Additional Notes and the issuance of common stock during for the six months ended June 26, 2011. See Notes 2, 5 and 9.

Note 14. Commitments and Contingencies

(a)           Legal Matters

As of June 26, 2011, there have been no material developments in the Company’s legal proceedings since December 26, 2010. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K.

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

(b)           Warranty

Certain of the Company’s products, product finishes, and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one to ten years. Optional extended warranty contracts can also be purchased. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred.

The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

Accrued product warranty and deferred warranty revenue activity is as follows (in millions):

	Six months ended
	June 27, 2010	June 26, 2011
Balance, at beginning of the period	$0.5	$1.9
Costs accrued and revenues deferred	—	0.4
Settlements made (in cash or kind) and revenues recognized	—	(0.4)
Balance, at end of period	0.5	1.9
Less: Current portion	0.4	1.6
Noncurrent accrued product warranty and deferred warranty revenue	$0.1	$0.3

Note 15. Subsequent Events

On May 15, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Integral Systems, Inc., a Maryland corporation (“Integral Systems”), IRIS Merger Sub Inc., a Maryland corporation and the Company’s wholly owned subsidiary (“Merger Sub”), and IRIS Acquisition Sub LLC, a Maryland limited liability company and the Company’s wholly owned subsidiary (“Merger LLC”). On July 27, 2011, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Integral Systems, and Integral Systems continued as the surviving corporation and as a wholly owned subsidiary of the Company (the “Merger”). The total aggregate purchase price is estimated to be $240.1 million which includes $37.2 million of Integral Systems’ debt paid at closing. The acquisition related disclosures required by Topic 805 cannot be made as the initial accounting for the business transaction is incomplete.  In addition, the disclosure requirements of Topic 805, when the initial accounting is incomplete, also cannot be made due to the timing of the acquisition and the related due date of this Quarterly Report on Form 10-Q.  Key financial data such as the determination of the final acquisition price and the fair value of the assets acquired and liabilities assumed is not yet available.

Integral Systems applies almost 30 years of experience to providing integrated technology solutions for the aerospace and communications markets. Since Integral Systems’ founding in 1982, it has supported more than 250 satellite missions for both commercial and government customers who perform communications, science, meteorology and earth resource applications and its systems are utilized worldwide. Integral Systems products support the commercial geostationary satellite operators and supports over 80% of U.S. unclassified space missions. It integrates leading edge technologies, algorithms and integration processes and a commercial model to bring efficiencies into the government market, which is its largest source of revenue.

Integral Systems is a leader in ground systems, signal processing and other areas of satellite command and control and is also at the cutting edge of advanced technologies for unmanned aerial vehicles, situational awareness, remote management and electronic warfare. These products and services enhance the Company’s portfolio of solutions for assuring the availability, reliability and security of mission critical systems for defense, intelligence and commercial operations.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition will be allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by expanding its ability to bring mission critical communications and C5ISR solutions and to provide a broader array of advanced technologies for its customers.

At the effective time of the Merger (the “Effective Time”), holders of Integral Systems common stock were entitled to receive (i) $5.00 in cash, without interest, and (ii) the issuance of 0.588 shares of the Company’s common stock for each share of Integral Systems common stock owned (the “Merger Consideration”).

In addition, at the Effective Time, each Integral Systems stock option that had an exercise price less than $13.00 per share were, if the holder thereof elected in writing, cancelled in exchange for an amount in cash, without interest, equal to the product of the total number of shares of Integral Systems common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding. Each Integral Systems stock option that had an exercise price equal to or greater than $13.00 per share and each Integral Systems in-the-money option of which the holder did not make the election described in the preceding sentence was converted into an option to purchase Kratos common stock, with (i) the number of shares subject to such option adjusted to equal the number of shares of Integral Systems common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and (ii) the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent. Each share of restricted stock granted under an Integral Systems equity plan or otherwise, whether vested or unvested, that was outstanding immediately prior to the completion of the Merger was cancelled and the holder thereof was entitled to receive an amount in cash, without interest, equal to the product of the total number of restricted shares of Integral Systems common stock held by such holder, multiplied by $13.00, less the amount of any tax withholding. No fractional shares of the Company’s common stock were issued in the Merger. The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Company entered into two transactions for the purpose of financing the acquisition of Integral Systems and providing capital for general corporate purposes. On July 27, 2011, the Company issued $115.0 million aggregate principal amount of its 10% Senior Secured Notes due 2017 (the “July Notes”). The July Notes were issued at a premium of 105%, for an effective interest rate of approximately 8.9%. The gross proceeds of approximately $121.0 million, which includes an approximate $6.0 million issuance premium and excludes accrued interest, were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral Systems, to refinance existing indebtedness of Integral Systems and its subsidiaries, to pay certain severance payments in connection with the Merger and to pay related fees and expenses. The July Notes and related guarantees are secured by a lien on substantially all of the assets of the Company and its existing and future domestic restricted subsidiaries, subject to certain exceptions and permitted liens. The July Notes have substantially similar terms as the Existing Notes, except that the Existing Notes do not have transfer restrictions or registration rights.

Concurrent with the completion of the offering of the July Notes on July 27, 2011, the Company entered into an amended and restated Credit and Security Agreement (the “Amended Credit Agreement”) replacing the Company’s current Credit Agreement with KeyBank as administrative agent, lead arranger and sole book runner, and East West Bank and Bank of the West participating in the syndication for a five year senior secured revolving credit facility in the amount of $65.0 million (the “Amended Revolver”). The Amended Revolver has a maturity date of July 27, 2016 and is secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Original Notes, Amended Notes and July Notes (collectively, the “Notes”).

The Amended Revolver may be increased to $100.0 million. The increases in the Amended Revolver are subject to the consent of the administrative agent, identification of one or more additional lenders willing to advance the increased amount of the Amended Revolver and compliance with covenants in the Notes. The amounts of borrowings that may be made under the Amended Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Amended Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Amended Revolver includes $30.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

The Company may borrow funds under the Amended Revolver at a base rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability.

Borrowings under the Amended Revolver are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. The Amended Revolver includes customary affirmative and negative covenants and events of default, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.25. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We assume no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q (“Form 10-Q”) to conform such statements to actual results or to changes in our expectations.

Certain of the information set forth herein, including costs and expenses that exclude the impact of amortization expense, may be considered non-GAAP (as defined below) financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of items that would normally be included in the most directly comparable measures calculated and presented in accordance with principles generally accepted in the U.S. (“GAAP”). Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by Kratos may not be comparable to similarly titled amounts reported by other companies.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 2, 2011 (the “Form 10-K”), including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Item 1A “Risk Factors” in this Form 10-Q. All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.

Overview

We are a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Our core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Our principal services are related to, but are not limited to, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”); related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for ballistic missile defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems; and advanced network engineering and information technology services. We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas.

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

Current Reporting Segments

We operate in two principal business segments: Kratos Government Solutions (“KGS”) and Public Safety and Security (“PSS”). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Form 10-Q are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 13 of the notes to the condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Strategic Acquisitions

We intend to supplement our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience. Since May 2010, we have acquired five companies, each as discussed below and on July 27, 2011, we completed the acquisition of Integral Systems, Inc. (“Integral Systems”).

Integral Systems, Inc.

On May 15, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Integral Systems, IRIS Merger Sub Inc., a Maryland corporation and the Company’s wholly owned subsidiary (“Merger Sub”), and IRIS Acquisition Sub LLC, a Maryland limited liability company and our wholly owned subsidiary. On July 27, 2011, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Integral Systems, and Integral Systems continued as the surviving corporation and as our wholly owned subsidiary (the “Merger”). The total aggregate purchase price is estimated to be $240.1 million which includes $37.2 million of Integral Systems’ debt paid at closing.

Integral Systems applies almost 30 years of experience to providing integrated technology solutions for the aerospace and communications markets. Since Integral Systems’ founding in 1982, it has supported more than 250 satellite missions for both commercial and government customers who perform communications, science, meteorology and earth resource applications and its systems are utilized worldwide. Integral Systems products support the commercial geostationary satellite operators and the company supports over 80% of U.S. unclassified space missions. It integrates leading edge technologies, algorithms and integration processes and a commercial model to bring efficiencies into the government market, which is its largest source of revenue.

Integral Systems is a leader in ground systems, signal processing and other areas of satellite command and control and is also at the cutting edge of advanced technologies for unmanned aerial vehicles, situational awareness, remote management and electronic warfare. These products and services enhance the Company’s portfolio of solutions for assuring the availability, reliability and security of mission critical systems for defense, intelligence and commercial operations.

At the effective time of the Merger, holders of Integral Systems common stock were entitled to receive (i) $5.00 in cash, without interest, and (ii) the issuance of 0.588 shares of our common stock for each share of Integral Systems common stock held by them immediately prior to the closing of the merger.

In addition, at the Effective Time, each Integral Systems stock option that had an exercise price less than $13.00 per share was, if the holder thereof had elected in writing, cancelled in exchange for an amount in cash, without interest, equal to the product of the total number of shares of Integral Systems common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding. Each Integral Systems stock option that had an exercise price equal to or greater than $13.00 per share and each Integral Systems in-the-money option of which the holder did not make the election described in the preceding sentence was converted into an option to purchase Kratos common stock, with (i) the number of shares subject to such option adjusted to equal the number of shares of Integral Systems common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and (ii) the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent. Each share of restricted stock granted under an Integral Systems equity plan or otherwise, whether vested or unvested, that was outstanding immediately prior to the completion of the Merger was cancelled and the holder thereof was entitled to receive an amount in cash, without interest, equal to the product of the total number of restricted shares of Integral Systems common stock held by such holder, multiplied by $13.00, less the amount of any tax withholding. No fractional shares of our common stock were issued in the Merger. The Merger was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Herley Industries, Inc.

On March 25, 2011, pursuant to an Agreement and Plan of Merger dated as of February 7, 2011 (the “Herley Merger Agreement”), by and among us, Lanza Acquisition Co. (“Herley Acquisition Sub”) and Herley Industries, Inc. (“Herley”), Herley Merger Sub acquired approximately 13.2 million shares of Herley common stock representing approximately 94% of the total outstanding shares of Herley common stock in a tender offer to purchase all of the outstanding shares of Herley common stock. On March 30, 2011, following purchases in a subsequent offering period, Herley Merger Sub was merged with and into Herley, with Herley continuing as a wholly owned subsidiary of ours. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, we paid approximately $245.5 million in cash consideration as of March 27, 2011 and as of April 15, 2011 had paid total aggregate cash consideration of $270.6 million in respect of the shares of Herley common stock and certain in-the-money options which were exercised upon the change in control.  In addition, upon completion of the merger, all unexercised options to purchase Herley common stock were assumed by us and converted into options to purchase our common stock, entitling the holders thereof to receive 1.3495 shares of our common stock for each share of Herley common stock underlying the options (the “Herley Options”). We assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The options are exercisable for an aggregate of approximately 0.8 million shares of our common stock. All options were fully vested upon the change in control and the fair value of the options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.6 million. In addition, the Company assumed change in control obligations of $4.0 million related to the transaction, the majority of which will be paid in 2011, and combined transaction expenses of $11.1 million.

On February 11, 2011, we completed the sale of approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering, and on March 25, 2011, Acquisition Co. Lanza Parent, our wholly owned subsidiary (the “Stage I Issuer”), issued 10% Senior Secured Notes due 2017 in the aggregate principal amount of $285.0 million (the

“Stage I Notes”). The proceeds of the underwritten public offering and sale and issuance of the Stage I Notes were used to fund the acquisition of Herley. We received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses received approximately $61.1 million in net proceeds. The Stage I Notes were offered at a premium of 107%, for an effective interest rate of 8.5% and the gross proceeds were approximately $314.0 million, which includes approximately $20.0 million of issuance premium and $9.0 million of accrued interest.

Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, and electronic warfare systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications.

Henry Bros. Electronics, Inc.

On December 15, 2010, we acquired Henry Bros. Electronics, Inc. (“HBE”) in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by us and converted into options to purchase our common stock. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock (the “HBE Options”) were assumed by us and converted into options to purchase our common stock, entitling the holders thereof to receive 0.7715 shares of our common stock for each share of HBE common stock underlying the HBE Options. The HBE Options will be exercisable for an aggregate of approximately 0.4 million shares of our common stock. The fair value of unvested options which are related to future service will be expensed as the service is performed over the weighted average vesting period of 2.5 years.

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

Southside Container & Trailer, LLC

On December 7, 2010, we acquired Southside Container & Trailer, LLC (“SCT”) for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million was paid in March 2011, as SCT’s indemnification obligations as set forth in the applicable acquisition agreement (the “SCT Agreement”) were met, and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration. Pursuant to the terms of the SCT Agreement, upon achievement of certain earnings before interest, taxes, depreciation, and amortization amounts in 2011, 2012 and 2013, we shall pay the former stockholders of SCT certain additional performance-based consideration (the “SCT Contingent Consideration”). The potential undiscounted amount of all future SCT Contingent Consideration that may be payable by us under the SCT Agreement is between zero and $3.5 million.

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

Gichner Holdings, Inc.

On May 19, 2010, we acquired Gichner Holdings, Inc. (“Gichner”) pursuant to a Stock Purchase Agreement, dated as of April 12, 2010, by and between us and the stockholders of Gichner (the “Gichner Agreement”), in a cash for stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ—7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of June 26, 2011, we consider the following factors to be important in understanding our financial statements.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to the Critical Accounting Principles and Estimates described in the Form 10-K. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percentage completed, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Comparison of Results for the Three Months Ended June 27, 2010 to the Three Months Ended June 26, 2011

Revenues.  Revenues increased $72.0 million from $99.1 million for the three months ended June 27, 2010 to $171.1 million for the three months ended June 26, 2011. KGS segment revenue increased by $53.7 million. This increase was primarily due to the acquisitions of DEI, SCT, and Herley which had combined revenues of $60.1 million and a full quarter of revenue from Gichner which resulted in increased revenue of $11.8 million which was partially offset by the completion of acquired small business contracts, impact of funding and contract awards as a result of the continuing resolution, and in-sourcing of our employees by the U.S. Government. PSS segment revenue increased by $18.3 million which was primarily due to the acquisition of HBE which had revenues of $16.6 million as well as organic growth of $1.7 million in our existing PSS business as a result of increased demand for security and surveillance systems. Revenues by operating segment for the three months ended June 27, 2010 and June 26, 2011 are as follows (dollars in millions):

	June 27, 2010	June 26, 2011	$ change	% change
Kratos Government Solutions	$91.6	$145.3	$53.7	59%
Public Safety & Security	7.5	25.8	18.3	244%
Total revenues	$99.1	$171.1	$72.0	73%

Product sales increased $67.8 million from $28.0 million for the three months ended June 27, 2010 to $95.8 million for the three months ended June 26, 2011.  As a percentage of total revenue, product sales were 28% for the three months ended June 27, 2010 as compared to 56% for the three months ended June 26, 2011.  This increase was primarily related to the acquisitions of Herley, DEI, and SCT. Service revenues increased by $4.2 million from $71.1 million for the three months ended June 27, 2010 to $75.3 million for the three months ended June 26, 2011. The increase was primarily related to the acquisition of HBE partially offset by the reductions in service revenue in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $79.2 million for the three months ended June 27, 2010 to $125.7 million for the three months ended June 26, 2011. The $46.5 million increase in cost of revenues was primarily a result of the acquisitions of DEI, SCT, HBE, and Herley which had combined cost of revenues of $49.1 million and increases in cost of revenues of $10.8 million related to a full three months of costs for Gichner, offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue discussed above. Gross margin increased from 20.1% for the three months ended June 27, 2010 to 26.5% for the three months ended June 26, 2011. Margins on services increased for the three months ended June 27, 2010 as compared to June 26, 2011, from 21.0% to 23.0%, respectively, due primarily to the acquisition of HBE. Margins on products increased for the three months ended June 27, 2010 as compared to June 26, 2011 from 17.9% to 29.3%, respectively, as a result of the DEI, SCT, and Herley acquisitions. Margins in the KGS segment increased from 20.6% for the three months ended June 27, 2010 to 26.2% for the three months ended June 26, 2011 primarily as a result of the higher gross margins from our DEI, SCT and Herley acquisitions. Margins in the PSS segment decreased from 34.7% for the three months ended June 27, 2010 to 28.3% for the three months ended June 26, 2011 as a result of the mix of revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $19.9 million from $13.8 million for the three months ended June 27, 2010 to $33.7 million for the three months ended June 26, 2011. The increase was primarily a result of the acquisitions of DEI, SCT, HBE, and Herley and a full three months of expenses for Gichner. As a percentage of revenues, SG&A increased from 13.9% to 19.7%. Excluding amortization of intangibles of $2.0 million for the three months ended June 27, 2010 and amortization of intangibles of $9.2 million for the three months ended June 26, 2011, SG&A increased as a percentage of revenues from 11.9% to 14.3% for the three months ended June 27, 2010 and June 26, 2011, respectively, reflecting the SG&A of our acquisitions of Herley and HBE which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and Acquisition Expenses and Other.  Merger and acquisition expenses for the three months ended June 27, 2010 were $1.1 million, all of which were related to the acquisition of Gichner.  Merger and acquisition expenses for the three months ended June 26, 2011 were $1.8 million which were primarily related to our acquisitions of Herley and Integral Systems.

Research and Development Expenses.  Research and development expenses increased from $0.5 million for the three months ended June 27, 2010 to $1.2 million for the three months ended June 26, 2011 primarily related to the acquisition of Herley.

Other Expense, Net.  Other expense, net increased from $5.1 million to $13.1 million for the three months ended June 27, 2010 and June 26, 2011, respectively. The increase in expense of $8.0 million is primarily related to a $7.6 million increase in interest expense as a result of the Existing Notes issued in May 2010 and March 2011, primarily to fund the Gichner and Herley acquisitions.

Provision (Benefit) for Income Taxes.  We recorded an income tax benefit of $11.7 million on a loss of $0.6 million before income taxes for the three months ended June 27, 2010. The benefit of $11.7 million was primarily related to the establishment of deferred tax liabilities, in acquisition accounting, of approximately $16.2 million for the increase in the financial statement basis of the acquired assets of Gichner. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets and recognized an income tax benefit of $12.2 million for the three months ended June 27, 2010.

We recorded an income tax expense of $0.9 million, or a negative 20.15% rate, on loss of $4.4 million before income taxes for the three months ended June 26, 2011. The expense of $0.9 million was primarily related to state and foreign taxes.

Income (loss) from Discontinued Operations.  Loss from discontinued operations was $0.4 million and income from discontinued operations was $0.1 million for the three months ended June 27, 2010 and June 26, 2011, respectively. The loss of $0.4 million for the three months ended June 27, 2010 was primarily due to the impairment charge of $0.2 million to reflect the terms of the sale of our Southeast division of our PSS segment which occurred in August 2010 and operating losses for this division.  The income of $0.1 million for the three months ended June 26, 2011 was primarily related to the expiration of the statute of limitations for items that had previously been reserved. Revenues generated by these businesses were approximately $0.8 million and zero for the three months ended June 27, 2010 and June 26, 2011, respectively. Loss before taxes was a loss of $0.2 million, excluding the impairment charge, for the three months ended June 27, 2010 and income before taxes was $0.1 million for the three months ended June 26, 2011.

Comparison of Results for the Six Months Ended June 27, 2010 to the Six Months Ended June 26, 2011

Revenues.  Revenues increased $126.1 million from $167.8 million for the six months ended June 27, 2010 to $ 293.9 million for the six months ended June 26, 2011. KGS segment revenue increased by $89.6 million. This increase was primarily due to the acquisitions of DEI, SCT, and Herley which had combined revenues of $66.9 million and a full six months of revenue from Gichner which resulted in increased revenue of $45.8 million which was partially offset by the completion of acquired small business contracts, impact of funding and contract awards as a result of the continuing resolution, and in-sourcing of our employees by the U.S. Government. PSS segment revenue increased by $36.5 million which was primarily the due to the acquisition of HBE which had revenues of $33.4 million as well as organic growth of $3.1 million in our existing PSS business as a result of increased demand for security and surveillance systems. Revenues by operating segment for the three months ended June 27, 2010 and June 26, 2011 are as follows (dollars in millions):

	June 27, 2010	June 26, 2011	$ change	% change
Kratos Government Solutions	$153.1	$242.7	$89.6	59%
Public Safety & Security	14.7	51.2	36.5	248%
Total revenues	$167.8	$293.9	$126.1	75%

Product sales increased $106.7 million from $32.1 million for the six months ended June 27, 2010 to $138.8 million for the six months ended June 26, 2011.  As a percentage of total revenue, product sales were 19% for the six months ended June 27, 2010 as compared to 47% for the six months ended June 26, 2011.  This increase was primarily related to the acquisitions of Gichner, DEI, SCT and Herley. Service revenues increased by $19.4 million from $135.7 million for the six months ended June 27, 2010 to $155.1 million for the six months ended June 26, 2011.  The increase was primarily related to the acquisition of HBE partially offset by the reductions in service revenue in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $132.6 million for the six months ended June 27, 2010 to $221.1 million for the six months ended June 26, 2011. The $88.5 million increase in cost of revenues was primarily a result of the acquisitions of DEI, SCT, HBE, and Herley which had combined cost of revenues of $65.1 million and increases in cost of revenues of $38.6 million related to a full six months of costs for Gichner offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue as discussed above. Gross margin increased from 21.0% for the six months ended June 27, 2010 to 24.8% for the six months ended June 26, 2011. Margins on services increased for the six months ended June 27, 2010 as compared to June 26, 2011, from 21.7% to 23.7%, respectively, due primarily to the acquisition of HBE. Margins on products increased for the six months ended June 27, 2010 as compared to June 26, 2011 from 17.8% to 25.9%, respectively, as a result of the DEI, SCT, and Herley acquisitions. Margins in the KGS segment increased from 21.6% for the six months ended June 27, 2010 to 24.0% for the six months ended June 26, 2011 primarily as a result of the higher gross margins from our DEI, SCT and Herley acquisitions. Margins in the PSS segment decreased from 34.0% for the six months ended June 27, 2010 to 28.3% for the six months ended June 26, 2011 as a result of the mix of revenue.

Selling, General and Administrative Expenses.  SG&A Selling, general and administrative expenses increased $28.4 million from $24.9 million for the six months ended June 27, 2010 to $53.3 million for the six months ended June 26, 2011. The increase was primarily a result of the acquisitions of DEI, SCT, HBE, and Herley and a full six months of expenses for Gichner. As a percentage of revenues, SG&A increased from 14.8% to 18.1%. Excluding amortization of intangibles of $3.3 million for the six months ended June 27, 2010 and amortization of intangibles of $12.6 million for the six months ended June 26, 2011, SG&A increased as a percentage of revenues from 12.9% to 13.8% for the six months ended June 27, 2010 and June 26, 2011, respectively, reflecting the SG&A of our acquisitions of Herley and HBE which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and Acquisition Expenses.  Merger and acquisition expenses increased $6.5 million from $1.1 million to $7.6 million for the six months ended June 27, 2010 and June 26, 2011, respectively.  Acquisition expenses in 2010 related primarily to our acquisition of Gichner on May 19, 2010. Merger and acquisition expenses in 2011 are primarily related to the acquisitions of Herley and Integral Systems.

Research and Development Expenses.  Research and development expenses increased from $1.1 million for the six months ended June 27, 2010 to $1.8 million for the six months ended June 26, 2011 primarily related to the acquisition of Herley.

Other Expense, Net.  Other expense, net increased from $8.8 million to $19.5 million for the six months ended June 27, 2010 and June 26, 2011, respectively. The increase in expense of $10.7 million is primarily related to an increase in interest expense as a result of the Existing Notes issued in May 2010 and March 2011, primarily to fund the Gichner and Herley acquisitions.

Benefit for Income Taxes.  We recorded an income tax benefit of $11.4 million on a loss of $0.7 million before income taxes for the six months ended June 27, 2010. The benefit of $11.4 million was primarily related to the establishment of deferred tax liabilities, in acquisition accounting, of approximately $16.2 million for the increase in the financial statement basis of the acquired assets of Gichner. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowance against its deferred tax assets and recognized an income tax benefit of $12.2 million for the six months ended June 27, 2010.  This benefit was partially offset by current state taxes of $0.8 million.

We recorded an income tax benefit of $0.3 million, or a 3.2% rate, on loss of $9.4 million before income taxes for the six months ended June 26, 2011. The benefit of $0.3 million was primarily related to the income tax refund claim of $2.1 million that was settled with the IRS offset by state and foreign income taxes of $1.6 million, which cannot be offset by our net operating losses.

Income from Discontinued Operations.  Income from discontinued operations improved from $0.2 million to $0.4 million for the six months ended June 27, 2010 and June 26, 2011, respectively. In 2010, the income was primarily due to a reduction in liabilities as a result of the final settlement of sales and use tax liabilities related to our discontinued wireless deployment business partially offset by losses in the Southeast division of PSS. Revenues generated by these businesses were approximately $1.9 million and zero for the six months ended June 27, 2010 and June 26, 2011, respectively. Excluding an impairment charge in 2010 losses before taxes were $0.4 million for the six months ended June 27, 2010 and income before taxes was $0.1 million for the six months ended June 26, 2011. For the six months ended June 27, 2010 and June 26, 2011, we recognized a tax benefit of $0.8 million and $0.3 million, respectively, primarily related to the expiration of the statute of limitations for certain foreign tax contingencies from our discontinued wireless business.

Backlog

As of June 27, 2010 and June 26, 2011, our backlog was approximately $680 million and $932 million, respectively, of which $252 million was funded in 2010 and $383 million was funded in 2011. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of June 26, 2011, we had cash and cash equivalents of $100.4 million compared with cash and cash equivalents of $10.8 million as of December 26, 2010. Our total debt increased by $292.0 million, from $226.7 million on December 26, 2010 to $518.7 million on June 26, 2011. The increase in debt was the result of an additional offering of our 10% Senior Secured Notes in the aggregate amount of $285.0 million issued at a premium of 107% in connection with the acquisition of Herley and debt of $7.5 million assumed in the Herley transaction that is related to a foreign loan.

Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components.

A summary of our net cash provided by (used in) operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six months ended June 27, 2010	Six months ended June 26, 2011
Net cash provided by (used in) operating activities from continuing operations	$6.6	$(10.1)

Cash provided by operating activities from continuing operations for the six months ended June 27, 2010 includes $1.3 million in acquisition costs paid related to the Gichner acquisition. Excluding these acquisition costs paid, we generated cash flow from operating activities of $7.9 million.

Cash used in operating activities from continuing operations for the six months ended June 26, 2011 includes $13.9 million in merger and acquisition costs paid related to our recent acquisitions. Excluding these acquisition costs paid, we generated cash flow from operating activities of $3.8 million. Our cash flows from operating activities were negatively impacted by the prolonged continuing resolution that the U.S. Government operated under from October 2010 through April 15, 2011 when the 2011 budget was enacted.  The protracted negotiations to enact a 2011 budget resulted in delays in contract awards, contract funding, and increased work performed prior to contract funding.  The continuing resolution also contributed to the increase in our Days Sales Outstanding from 75 days (excluding the recent impact of the acquisition of HBE) at December 26, 2010 to 87 days at June 26, 2011.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Six months ended June 27, 2010	Six months ended June 26, 2011
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(132.9)	$(249.2)
Increase in restricted cash	—	1.2
Other, net	(0.7)	(2.7)
Net cash used in investing activities from continuing operations	$(133.6)	$(250.7)

On May 19, 2010, we purchased Gichner for $132.9 million net of cash acquired of $0.1 million.

On March 25, 2011, we completed our initial tender offer for all outstanding shares of common stock, par value $0.001 per share, of Herley. On that day, we paid $245.5 million for approximately 12.9 million shares of Herley common stock which excluded 0.3 million shares that had been tendered via a notice of guaranteed delivery. Through purchases in a subsequent offering period and a short-form merger, the Company completed its acquisition of Herley on March 30, 2011, and paid approximately $25.1 million in April 2011 for the balance of the outstanding shares of 1.2 million and the Herley Options that were exercised as a result of the change in control. See Note 2 of the notes to the condensed consolidated financial statements.  In March 2011, we also paid $0.3 million to the SCT shareholders as SCT’s indemnification obligations as set forth in the SCT Agreement were met.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Six months ended June 27, 2010	Six months ended June 26, 2011
Financing activities:
Proceeds from the issuance of 10% Senior Secured Notes	$225.0	$305.0
Proceeds from the issuance of common stock	—	61.1
Borrowings under credit facility	61.9	—
Repayments under credit facility	(116.3)	(2.2)
Debt issuance costs	(10.2)	(14.6)
Other	0.6	1.0
Net cash provided by financing activities from continuing operations	$161.0	$350.3

During the six months ended June 27, 2010, cash provided by financing activities was primarily related to the proceeds from the offering of the Original Notes (as defined below) in the aggregate amount of $225.0 million, which proceeds were then used to finance the acquisition of Gichner and refinance our senior secured credit facility with KeyBank and Bank of America.

As described immediately below, during the six months ended June 26, 2011, we issued common stock and additional notes to fund the acquisition of Herley.

On February 11, 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses received approximately $61.1 million in net proceeds.

On March 25, 2011, we issued the Stage I Notes. The Stage I Notes were offered at a premium of 107%, for an effective interest rate of 8.5% and the gross proceeds were approximately $314.0 million, which includes approximately $20.0 million of issuance premium and $9.0 million of accrued interest. We paid $14.6 million in debt issuance costs related to this offering.

See “Contractual Obligations and Commitments” for a further discussion of our Notes and credit facilities.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Six months ended June 27, 2010	Six months ended June 26, 2011
Net cash flows provided by (used in) discontinued operations	$(0.5)	$0.1

Contractual Obligations and Commitments

Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, we entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (the “Indenture”) to issue 10% Senior Secured Notes due 2017. We have issued notes of $225.0 million (the “Original Notes”) and $285.0 million (the “Additional Notes” and, together with the Original Notes, the “Existing Notes”) under this Indenture, collectively referred to herein as Notes. These Existing Notes were used to fund acquisitions and for general corporate purposes.  They are secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Existing Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the senior secured borrowings have a second priority lien to the $35.0 million credit facility described below.

We pay interest on the Existing Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Existing Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 26, 2011, we were in compliance with the covenants contained in the indentures related to each respective Existing Notes described below.

On or after June 1, 2014, we may redeem some or all of the Existing Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such notes through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Existing Notes at 110% of the aggregate principal amount of the Existing Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Existing Notes at any time prior to June 1, 2014, by paying a “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

Original Notes - $225 Million 10% Senior Secured Note Offering, May 2010

On May 19, 2010, we issued our 10% Senior Secured Notes due June 1, 2017 in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”) and on August 11, 2010, we completed an exchange offer for such notes pursuant to a registration rights agreement entered into in connection with the issuance thereof.  The proceeds were primarily used to finance the acquisitions of Gichner, DEI and SCT.

Additional Notes - $285 Million 10% Senior Secured Note Offering, March 2011

On March 25, 2011, the Stage I Issuer issued $285.0 million aggregate principal amount of the Stage I Notes pursuant to an Indenture, dated March 25, 2011, by and among the Stage I Issuer, the guarantors named therein and a party thereto, and Wilmington Trust FSB, as trustee and collateral agent (the “Stage I Indenture”). The Stage I Issuer received approximately $314.0 million in cash proceeds from the offering, which includes an approximate $20.0 million of issuance premiums and $9.0 million of accrued interest, which proceeds were used, together with our cash contributions of $45.0 million, to finance the acquisition of all of the outstanding shares of common stock of Herley, to pay related fees and expenses and for general corporate purposes. The effective interest rate on the Additional Notes is 8.5%.  In connection with the purchase and sale of the Stage I Notes, we entered into a registration rights agreement with the initial purchasers of the Stage I Notes. On April 4, 2011, (i) the Stage I Issuer merged with and into Kratos, and we assumed all the assets and liabilities of the Stage I Issuer including, pursuant to a supplemental indenture to the Stage I Indenture, all the obligations of the Stage I Issuer under the Stage I Indenture, the Stage I Notes and the related Collateral Agreements and (ii) we became the issuer of the Stage I Notes under the Stage I Indenture and pledgor under such Collateral Agreements. On April 15, 2011, we redeemed all of the Stage I Notes by issuing in exchange therefore the Additional Notes in an aggregate principal amount equal to the aggregate principal amount of the Stage I Notes. On July 29, 2011, we completed an exchange offer for the Additional Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof.

On May 15, 2011, we entered into an Agreement and Plan of Merger with Integral Systems, IRIS Merger Sub Inc., a Maryland corporation and our wholly owned subsidiary, and IRIS Acquisition Sub LLC, a Maryland limited liability company and our wholly owned subsidiary. On July 27, 2011, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Integral Systems, and Integral Systems continued as the surviving corporation and as our wholly owned subsidiary. The total aggregate purchase price is estimated to be $236.3 million which includes $37.2 million of Integral Systems debt paid at closing.

We entered into two transactions for the purpose of financing the acquisition of Integral Systems and providing capital for general corporate purposes. On July 27, 2011, we issued $115.0 million aggregate principal amount of our 10% Senior Secured Notes due 2017 (the “July Notes”). The July Notes were issued at a premium of 105%, for an effective interest rate of approximately 8.9%. The gross proceeds of approximately $121.0 million, which includes an approximate $6.0 million of issuance premium and excludes accrued interest, will be used to finance, in part, the cash portion of the purchase price for the acquisition of Integral Systems, to refinance existing indebtedness of Integral Systems and its subsidiaries, to pay certain severance payments in connection with the Merger and to pay related fees and expenses. The July Notes and related guarantees are secured by a lien on substantially all of our assets and our existing and future domestic restricted subsidiaries, subject to certain exceptions and permitted liens. The July Notes have substantially similar terms as the Existing Notes, except that the Existing Notes do not have transfer restrictions or registration rights.

Concurrent with the completion of the offering of the July Notes on July 27, 2011 we entered into an amended and restated Credit and Security Agreement (the “Amended Credit Agreement”) replacing our current Credit Agreement with KeyBank as administrative agent, lead arranger and sole book runner, East West Bank and Bank of the West participating in the syndication for a five year senior secured revolving credit facility in the amount of $65.0 million (the “Amended Revolver”). The Amended Revolver has a maturity date of July 27, 2016 and is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Original Notes, Additional Notes and July Notes (collectively, the “Notes”).

The Amended Revolver may be increased to $100.0 million. The increases in the Amended Revolver are subject to the consent of the administrative agent, identification of one or more additional lenders willing to advance the increased amount of the Amended Revolver and compliance with covenants in the Notes. The amounts of borrowings that may be made under the Amended Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Amended Revolver exceeds the borrowing base then in effect, then we are required to repay such borrowings in an amount sufficient to eliminate such excess. The Amended Revolver includes $30.0 million of availability for letters of credit and $5.0 million of availability for swingline loans.

We may borrow funds under the Amended Revolver at a base rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability.

Borrowings under the Amended Revolver are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. The Amended Revolver includes customary affirmative and negative covenants and events of default, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.25. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 26, 2011 was $7.2 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants as of June 26, 2011.

On October 19, 2001, Herley received $3.0 million in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the “IDA Bonds”). The IDA Bonds were due in varying annual installments through October 1, 2021. Proceeds from the IDA Bonds were used for the construction of a 15,000 square foot expansion of Herley’s facilities in Lancaster, Pennsylvania, and for manufacturing equipment. The IDA Bonds were paid in full on May 2, 2011.

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

Upon completion of the Gichner transaction, we deposited $8.1 million of the purchase price into an escrow account as security for Gichner’s indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeded $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $17.1 million. We and Altus Capital Partners, Inc., the sellers’ representative under the Gichner Agreement, have agreed to a working capital adjustment of $0.6 million owed to us. In May 2011 we paid $7.1 million of the holdback and will pay the remaining amount of the holdback owed of $0.4 million in the third quarter of 2011.

The DEI Agreement provides that upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we shall pay the former stockholders of DEI certain additional contingent consideration. We have paid $0.4 million related to contingent consideration and the potential amount of contingent consideration that may be payable by us in the future under the DEI Agreement is between zero and $8.0 million. The contingent consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods. As of June 26, 2011, $2.6 million of these cash receipts have been collected and future payments could be reduced by approximately $6.0 million if the final cash receipt is not collected.

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

Other Liquidity Matters

At June 26, 2011, we had working capital of $224.1 million compared to $66.0 million at December 26, 2010. The increase was primarily due to the issuance of 4.9 million shares of our common stock and the issuance of the Additional Notes in the amount of $285.0 million, offset by cash paid of $248.9 million to acquire Herley, net of cash acquired.

We believe that our cash on hand, together with funds available under the Amended Revolver and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months.

We may also pursue business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Amended Revolver, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

As discussed in Part II, Item 1A, “Risk Factors” of the Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control.

Critical Accounting Principles and Estimates

The foregoing discussion of our financial condition and results of operations is based on the condensed consolidated financial statements included in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

For the six months ended June 26, 2011, there have been no significant changes to our Critical Accounting Policies or Estimates compared to the significant accounting policies described in the Form 10-K with the following exception:

Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of (i) net income and (ii) other related gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the Company, other comprehensive income (loss) consists solely of unrealized foreign currency translation gains and losses.

Recent Accounting Pronouncements

New accounting pronouncements issued or effective during the three month period ended June 26, 2011 have not had or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk primarily through our borrowing activities under our Amended Revolver and ten-year term note discussed under Contractual Obligations and Commitments above. Based on our current outstanding balances, a 1% change in the LIBOR rate would not impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to nonperformance on our prior credit facilities.

Cash and cash equivalents as of June 26, 2011 were $100.4 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the six months ended June 26, 2011.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 26, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 26, 2011, there have been no material developments in our legal proceedings since December 26, 2010. For additional information regarding our legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K.

From time to time, we may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results or cash flows.

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

Risks Related to Our Indebtedness

We significantly increased our leverage in connection with the financing of recent acquisitions and we have substantial indebtedness, which could have a negative impact on our financing options and liquidity position and have adverse effects on our business.

In connection with the acquisition of Herley, we incurred $285.0 million of indebtedness and on July 27, 2011 in connection with the acquisition of Integral Systems, we incurred an additional $115.0 million of indebtedness. As of June 26, 2011, we had approximately $518.7 million of total indebtedness outstanding. As a result of this increased indebtedness, our interest payment obligations will increase significantly. The degree to which we will be leveraged could have adverse effects on our business, including the following:

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

•                  it may prevent us from raising the funds necessary to repurchase the Notes or other outstanding notes tendered to us if there is a change of control, which would constitute a default under the Indenture and under the Amended Revolver; and

•                  it may decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

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

We may be able to incur substantial additional indebtedness in the future. Although the Indenture and the Amended Credit Agreement governing the Amended Revolver will limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. For example, indebtedness in excess of $25.0 million may be incurred under the Amended Revolver in reliance on the $15.0 million general debt basket as well as the fixed charge debt incurrence test, which additional indebtedness may be secured subject to certain conditions. In addition, the Indenture and the Amended Credit Agreement governing the Amended Revolver will not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

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

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control, such as those described in the Form 10-K under the heading “Risks Related to Our Business Currently and Following the Pending Acquisition of Herley” and under the heading “Risks Related to the Combined Company if the Merger Is Completed” in the Registration Statement on Form S-4 that we filed with the Securities and Exchange Commission on June 7, 2011 (File no. 333-174745). A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on the Notes and our other indebtedness.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the Notes. If the amounts outstanding under the Notes, the Amended Revolver, and any other indebtedness, were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

A portion of our business is conducted through foreign subsidiaries and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness, including the Notes.

As of June 26, 2011, approximately 5% of our consolidated assets were held by foreign subsidiaries. Our ability to meet our debt service obligations (including those relating to the Notes) with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.

In general, when an entity in a foreign jurisdiction repatriates cash to the U.S., the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our foreign subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited and only offset the tax paid in the foreign jurisdiction, not the excess of the U.S. tax rate over the foreign tax rate. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on the Notes, there may be a cost associated with repatriating the cash to the U.S.

The Indenture and the Amended Credit Agreement governing our Amended Revolver impose significant operating and financial restrictions on us and our subsidiaries that may prevent us and our subsidiaries from pursuing certain business opportunities and restrict our ability to operate our business.

The Indenture and the Amended Credit Agreement governing our Amended Revolver contain covenants that restrict our and our subsidiaries’ ability to:

•                  incur or guarantee additional indebtedness or issue certain preferred stock;

•                  pay dividends or make other distributions on, or redeem or purchase, any equity interests or make other restricted payments;

•                  make certain acquisitions or investments;

•                  create or incur liens;

•                  transfer or sell assets;

•                  incur restrictions on the payments of dividends or other distributions from our restricted subsidiaries;

•                  enter into transactions with affiliates; and

•                  consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.

Our Amended Revolver also requires us to comply with specified financial ratios, including a borrowing base availability and minimum fixed charge coverage ratio. Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not be able to satisfy those requirements. Our failure to comply with our debt-related obligations could result in an event of default under our other indebtedness and the acceleration of our other indebtedness, in whole or in part, could result in an event of default under the Indenture.

The restrictions contained in the Indenture and in the Amended Credit Agreement governing the Amended Revolver will also limit our ability and the ability of our subsidiaries to plan for or react to market conditions, meet capital needs or otherwise restrict our respective activities or business plans and adversely affect the ability to finance our respective operations, enter into acquisitions or to engage in other business activities that would be in our respective interests.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On August 4, 2011, we entered into amendments (the “Amendments”) to the employment agreements (the “Employment Agreements”) with Eric DeMarco, our Chief Executive Officer, Deanna Lund, our Executive Vice President and Chief Financial Officer and Laura Siegal, our Vice President, Controller and Treasurer (the “Executives”). The Amendments generally update the Employment Agreements in an effort to harmonize their provisions. For example, the Amendments delete provisions that are no longer applicable. The Amendments also change the definition of “Change of Control” to include:  (i) any person becoming the “beneficial owner” of Company securities representing 50% or more of the combined voting power of Company’s then-outstanding securities; (ii) during any consecutive one-year period, individuals who constituted Company’s Board of Directors (the “Board”) at the beginning of such period or their approved replacements, ceasing for any reason to constitute a majority of the Board; (iii) the Company consummating a merger or consolidation with any other corporation unless: (a) the voting securities of Company outstanding immediately before the merger or consolidation would continue to represent at least 50% of the combined voting power of the voting securities of Company or such surviving entity outstanding immediately after such merger or consolidation; and (b) no person becomes the “beneficial owner” of Company securities representing 50% or more of the combined voting power of Company’s then outstanding securities); and (iv) any person acquiring all, or substantially all, of the Company’s assets.

The Amendments also provide that in the event the Company enters into a definitive agreement (“Definitive Agreement”) that would result in a Change of Control, the Executives shall have the following options in connection with the consummation of the Change of Control, but only to the extent that the Definitive Agreement so provides:  (a) to the extent that the Company is the surviving entity in the Change of Control, each Executive may elect to retain, immediately after the consummation of the Change of Control, ownership of the Company’s equity with a fair market value immediately after the consummation of the Change of Control that is equal to no less than 50% of the fair market value of the Executive’s equity interests in the Company (including stock options and restricted stock) immediately prior to the consummation of the Change of Control, or (b) in the event that the Company is not the surviving entity in a Change of Control, each Executive may elect to require that no less than 50% of the Executive’s equity interests in the Company (including stock options and restricted stock) be converted into the same form of equity interest (i.e., common stock, stock options, restricted stock, etc.) of the surviving entity or its parent such that the fair market value of his or her ownership in the surviving entity immediately following the Change of Control is no less than the fair market value of his or her converted ownership interest in the Company immediately prior to the consummation of the Change of Control.   The Amendments do not require that a Definitive Agreement contain any of the foregoing options.

In addition, the Amendments provide that following a Change of Control, the Company will not change any of the Executive’s job duties and responsibilities, if doing so would result in the nature of the Executive’s job duties being substantially different than they were immediately prior to the Change of Control.

The Amendments also update the Employment Agreements to clarify and, in certain respects, change the definition of a “Triggering Event” (an event that permits the Executives to resign employment and receive severance) to mean:  (i) termination from employment by the Company without cause; (ii) a material change in the nature of such Executive’s role or job responsibilities so that the Executive’s job duties and responsibilities after the Change of Control, when considered in their totality as a whole, are substantially diminished in nature from the job duties the Executive performed immediately prior to the Change of Control; (iii) the relocation of the Executive’s principal place of work to a location more than 30 miles from the location the Executive was assigned to immediately prior to the Change of Control and such relocation results in the Executive’s one-way commute to work increasing by more than 30 miles based on the Executive’s principal place of residence immediately before such relocation was announced; or (iv) the Company materially breaches the Executive’s Employment Agreement.  Under the Amendments, a Triggering Event described above will not exist unless the Executive provides written notice to Company within 90 days of its initial existence and Company does not cure such condition within 30 days from the date it receives such notice.  In addition, no Triggering Event will be deemed to have occurred unless the Executive actually terminates employment within 12 months from the date such Triggering Event initially occurs.

The Amendments also increase the portion of unvested equity awards that will vest immediately on a Change of Control from 50% to 100%.

The Amendment to Mr. DeMarco’s Employment Agreement also clarifies how certain offsets are applied to his severance rights and increases the duration of healthcare provided under certain severance scenarios from 12 months to 36 months to better align the healthcare portion of severance with the cash severance payable under those same scenarios.

In addition, on August 4, 2011, Kratos Defense Engineering Solutions, Inc. entered into amendments to the employment agreements with Phillip Carrai, our President, Technology & Training Solutions and Richard Selvaggio, our President, Weapons Systems Solutions.  Those amendments define “Change of Control” as in the Amendments discussed above and provide Messrs. Carrai and Selvaggio with the same options as the Executives in the event the Company enters into a Definitive Agreement.

On August 2, 2011, our board of directors approved a new form of an Indemnification Agreement to be used by the Company (the “New Indemnification Agreement”).  The New Indemnification Agreement updates the pre-existing indemnification agreement for new legal developments and also provides for certain trust arrangements of required payments in the event of a Change of Control of the Company.

The foregoing is only a summary of certain terms and conditions of the Amendments, the other amended employment agreements and the New Indemnification Agreement and is qualified in its entirety by reference to the Amendments and employment agreements attached hereto as Exhibits 10.3 to 10.7 and the form of Indemnification Agreement attached hereto as Exhibit 10.8, each of which is incorporated herein by reference. Because this quarterly report on Form 10-Q is being filed within four business days of August 4, 2011, our entry into the Employment Agreements, the entry by Kratos Defense Engineering Solutions, Inc. into the other amended employment agreements and the adoption of the New Indemnification Agreement are being disclosed hereunder rather than under Item 5.02(e) of Form 8-K.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith

2.1#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	07/29/11	2.1

2.2#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 7, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc. (File No. 333-161340)).	424	02/08/11	n/a

2.3#	Agreement and Plan of Merger, dated October 5, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	10/07/10	2.1

2.4	Amendment to the Agreement and Plan of Merger, dated November 13, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	11/15/10	2.1

2.5#	Stock Purchase Agreement, dated as of April 12, 2010, by and between Kratos Defense & Security Solutions, Inc. and the Stockholders of Gichner Holdings, Inc.	8-K	04/12/10	2.1

3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07	3.1

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/09	3.1

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01	4.2

3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/02	4.1

3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04	3.1

3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/11	3.1

4.1	Specimen Stock Certificate.	10-K	12/26/10	4.1

4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/04	4.1

4.3	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/10	4.1

4.4	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB.	8-K	02/07/11	10.2

4.5	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/11	4.1

4.6	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/11	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.7	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/11	4.1

4.8	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc., and B. Riley & Co., LLC.	8-K	07/29/11	4.2

4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2011 exchange offer).	S-4	07/07/11	4.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.1	Credit and Security Agreement, dated as of May 19, 2010, as amended and restated as of July 27, 2011, among Kratos Defense & Security Solutions, Inc., the lenders named therein, and KeyBank National Association, as lead arranger, sole book runner and administrative agent.	8-K	02/07/11	10.3

10.2	Form of Voting Agreement, dated May 15, 2011, by and between Kratos Defense & Security Solutions, Inc. and the directors and certain executive officers of Integral Systems, Inc.	8-K	05/18/11	10.2

10.3	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.				*

10.4	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.				*

10.5	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Laura Siegal.				*

10.6	First Amendment to Amended and Restated Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Phil Carrai.				*

10.7	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Richard Selvaggio.				*

10.8	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.				*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

101†

Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the six months ended June 26, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.

*

#                                         Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

†                                          Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

	By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

	By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ LAURA L. SIEGAL, CPA
Laura L. Siegal
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: August 4, 2011