Form 10-Q
period 2011-09-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2011-11-04
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of October 28, 2011, 34,397,770 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2011

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 26, 2010	September 25, 2011
Assets
Current assets:
Cash and cash equivalents	$10.8	$109.4
Restricted cash	8.5	1.0
Accounts receivable, net	125.8	248.7
Inventoried costs	25.9	79.8
Prepaid expenses	7.1	11.6
Other current assets	5.8	3.9
Total current assets	183.9	454.4
Property, plant and equipment, net	28.4	81.6
Goodwill	226.2	547.5
Intangible assets, net	89.1	133.4
Other assets	7.9	24.5
Total assets	$535.5	$1,241.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45.6	$68.5
Accrued expenses	21.4	49.2
Accrued compensation	21.7	47.3
Billings in excess of costs and earnings on uncompleted contracts	17.2	32.8
Other current liabilities	12.0	18.7
Total current liabilities	117.9	216.5
Long-term debt principal, net of current portion	225.0	631.0
Long-term debt premium	—	23.9
Other long-term liabilities	22.7	38.6
Total liabilities	365.6	910.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 26, 2010 and 0 shares outstanding at September 25, 2011 (liquidation preference $5.0 million at December 26, 2010) (see note 5)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 18,616,023 and 34,395,895 shares issued and outstanding at December 26, 2010 and September 25, 2011, respectively	—	—
Additional paid-in capital	553.5	730.5
Accumulated other comprehensive loss	—	0.1
Accumulated deficit	(383.6)	(399.2)
Total stockholders’ equity	169.9	331.4
Total liabilities and stockholders’ equity	$535.5	$1,241.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Service revenues	$75.8	$97.6	$211.5	$252.7
Product sales	44.1	113.4	76.2	252.2
Total revenues	119.9	211.0	287.7	504.9
Cost of service revenue	60.0	71.8	166.2	190.1
Cost of product sales	35.5	79.0	62.0	181.8
Total costs	95.5	150.8	228.2	371.9
Gross profit	24.4	60.2	59.5	133.0
Selling, general and administrative expenses	16.5	43.2	41.3	96.5
Recovery of legal fees in connection with litigation	(1.4)	—	(1.4)	—
Merger and acquisition expenses	0.4	3.7	1.5	11.3
Research and development expenses	0.5	3.3	1.6	5.1
Operating income from continuing operations	8.4	10.0	16.5	20.1
Other income (expense):
Interest expense, net	(6.4)	(15.0)	(15.8)	(34.8)
Other income (expense), net	0.2	(0.3)	0.8	—
Total other expense, net	(6.2)	(15.3)	(15.0)	(34.8)
Income (loss) from continuing operations before income taxes	2.2	(5.3)	1.5	(14.7)
Provision (benefit) for income taxes from continuing operations	(1.1)	1.6	(12.5)	1.3
Income (loss) from continuing operations	3.3	(6.9)	14.0	(16.0)
Income (loss) from discontinued operations	(0.1)	—	0.1	0.4
Net income (loss)	$3.2	$(6.9)	$14.1	$(15.6)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.21	$(0.22)	$0.87	$(0.63)
Income (loss) from discontinued operations	(0.01)	—	0.01	0.01
Net income (loss) per common share	$0.20	$(0.22)	$0.88	$(0.62)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.20	$(0.22)	$0.85	$(0.63)
Income (loss) from discontinued operations	(0.01)	—	0.01	0.01
Net income (loss) per common share	$0.19	$(0.22)	$0.86	$(0.62)
Weighted average common shares outstanding:
Basic	16.1	30.8	16.0	25.3
Diluted	16.3	30.8	16.4	25.3
Net income (loss) from above	$3.2	$(6.9)	$14.1	$(15.6)
Other comprehensive income:
Change in cumulative translation adjustment	—	0.1	—	0.1
Other comprehensive income, net of tax	—	0.1	—	0.1
Comprehensive income (loss)	$3.2	$(6.8)	$14.1	$(15.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended September 26, 2010	Nine months ended September 25, 2011
Operating activities:
Net income (loss)	$14.1	$(15.6)
Less: Income from discontinued operations	0.1	0.4
Income (loss) from continuing operations	14.0	(16.0)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	8.7	31.4
Deferred income taxes	(14.9)	0.2
Stock-based compensation	1.4	2.3
Mark to market on swaps	(0.8)	(0.3)
Amortization of deferred financing costs	4.6	2.5
Provision for doubtful accounts	0.1	0.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8.0	(15.6)
Inventoried costs	1.4	(0.1)
Prepaid expenses and other assets	(3.2)	9.8
Accounts payable	2.7	0.2
Accrued compensation	5.9	1.8
Accrued expenses	(8.6)	(2.8)
Billings in excess of costs and earnings on uncompleted contracts	8.1	(5.0)
Income tax receivable and payable	(0.6)	1.1
Other liabilities	(2.1)	(2.1)
Net cash provided by operating activities from continuing operations	24.7	7.7
Investing activities:
Cash paid for acquisitions, net of cash acquired	(142.3)	(373.8)
Decrease in restricted cash	—	3.3
Other, net	(1.4)	(5.3)
Net cash used in investing activities from continuing operations	(143.7)	(375.8)
Financing activities:
Proceeds from the issuance of long-term debt	225.0	427.5
Proceeds from the issuance of common stock	—	61.1
Borrowings under credit facility	61.9	—
Repayment under credit facility	(116.3)	(2.5)
Debt issuance costs	(10.6)	(20.6)
Other	0.7	1.5
Net cash provided by financing activities from continuing operations	160.7	467.0
Net cash flows of continuing operations	41.7	98.9
Net operating cash flows of discontinued operations	(0.3)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
Net increase in cash and cash equivalents	41.4	98.6
Cash and cash equivalents at beginning of period	9.9	10.8
Cash and cash equivalents at end of period	$51.3	$109.4

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

(a)                                  Basis of Presentation

The information as of September 25, 2011 and for the three and nine months ended September 26, 2010 and September 25, 2011 is unaudited. The condensed consolidated balance sheet as of December 26, 2010 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 26, 2010, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 2, 2011 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)                                  Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)                                  Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The nine months ended September 26, 2010 and September 25, 2011 consisted of 39 week periods. There are 52 calendar weeks in the fiscal years ending on December 26, 2010 and December 25, 2011.

(d)                              Accounting Policies and Accounting Standards Updates

Accounting standards updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) which are not effective until after September 25, 2011, are not expected to have a material effect on the Company’s consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, the FASB issued a new standard, which eliminates the option to present other comprehensive income (“OCI”) in the statement of stockholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or two separate but consecutive statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. As currently issued, the new standard will be effective for the Company beginning with its first quarter 2012 reporting and will be applied retrospectively. However, in October 2011, the FASB announced it would issue an exposure draft in the near term with a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and consider whether such reclassification adjustments should be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral, if finalized, would not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate but consecutive statements. The Company does not expect that the adoption of the new standard or exposure draft will have an effect on its results of operations, financial position, or cash flows as it only requires a change in the presentation of OCI in its consolidated financial statements.

In September 2011, the FASB issued a new standard which amends the existing guidance on goodwill impairment testing. The new standard allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The standard will be effective for annual or interim goodwill impairment tests performed by the Company after December 31, 2011. The adoption of the standard will not have an effect on the Company’s results of operations, financial position, or cash flows.

There have been no changes in the Company’s significant accounting policies for the nine months ended September 25, 2011 as compared to the significant accounting policies described in the Form 10-K with the following exceptions:

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include hardware products containing software essential to the hardware products’ functionality, undelivered software elements that relate to the hardware products’ essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of upgrades to previously sold software, in accordance with industry specific software accounting guidance. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

The Company has outstanding 10% Senior Secured Notes with an aggregate principal amount of $625.0 million which is due on June 1, 2017. The Company pays interest at the rate of 10% per annum semi-annually, in arrears, on June 1 and December 1 of each year. As of September 25, 2011, the principal amount of $625.0 million is outstanding under these notes. In addition, the Company has $47.4 million available under its existing revolving credit agreement. See Note 9 for a complete description of the Company’s debt.

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

(f)                                   Reclassifications

Certain amounts in the September 26, 2010 condensed consolidated statements of operations and condensed consolidated statements of cash flow have been reclassified to conform to the September 25, 2011 presentation.

Note 2.  Acquisitions

(a)                                 Summary of Recent Acquisitions

Integral Systems, Inc.

On May 15, 2011, the Company entered into an Agreement and Plan of Merger (the “Integral Merger Agreement”) with Integral Systems, Inc., a Maryland corporation (“Integral”), IRIS Merger Sub Inc., a Maryland corporation and the Company’s wholly owned subsidiary (“Integral Merger Sub”), and IRIS Acquisition Sub LLC, a Maryland limited liability company and the Company’s wholly owned subsidiary. On July 27, 2011, pursuant to the terms and subject to the conditions set forth in the Integral Merger Agreement, Integral Merger Sub merged with and into Integral, and Integral continued as the surviving corporation and as a wholly owned subsidiary of the Company (the “Merger”). To fund the Merger, on July 27, 2011, the Company issued $115.0 million aggregate principal amount of 10% Senior Secured Notes due 2017.  The notes were issued at a premium of 105%, for an effective interest rate of approximately 8.9%. The gross proceeds of approximately $120.8 million, which includes an approximate $5.8 million issuance premium and excludes accrued interest received of $1.8 million, were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral and its subsidiaries, to pay certain severance payments in connection with the Merger and to pay related fees and expenses.

At the effective time of the Merger (the “Effective Time”), holders of Integral common stock were entitled to receive (i) $5.00 in cash, without interest, and (ii) the issuance of 0.588 shares of the Company’s common stock for each share of Integral common stock owned (the “Merger Consideration”).

In addition, at the Effective Time, each Integral stock option that had an exercise price less than $13.00 per share was, if the holder thereof elected in writing, cancelled in exchange for an amount in cash, without interest, equal to the product of the total number of shares of Integral common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding. Each Integral stock option that had an exercise price equal to or greater than $13.00 per share and each Integral in-the-money option of which the holder did not make the election described in the preceding sentence was converted into an option to purchase Kratos common stock, with (i) the number of shares subject to such option adjusted to equal the number of shares of Integral common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and (ii) the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent. Each share of restricted stock granted under an Integral equity plan or otherwise, whether vested or unvested, that was outstanding immediately prior to the completion of the Merger was cancelled and the holder thereof was entitled to receive an amount in cash, without interest, equal to the product of the total number of restricted shares of Integral common stock held by such holder, multiplied by $13.00, less the amount of any tax withholding. No fractional shares of the Company’s common stock were issued in the Merger. The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The acquisition of Integral was completed by issuing approximately 10.4 million shares of Kratos common stock valued at $108.7 million.  The cash portion of the acquisition was funded with the gross proceeds of the notes referenced above and more fully described in Note 9. Including the fair value of stock options not exercised of $1.0 million, the total purchase price paid for Integral was $241.0 million.

Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance.  Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of RF interference.  Integral’s customers include U.S. and foreign commercial, government, military and intelligence organizations.  For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk. Integral is part of the Company’s Kratos Government Solutions (“KGS”) segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by Integral’s significant expertise with satellite operations, ground systems, signal processing and other areas of satellite command and control, and also advanced technologies for Unmanned Aerial Vehicles, situational awareness, remote management and numerous established electronic attack and electronic warfare platforms, tactical missile systems, and strategic deterrence systems.

The Integral transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$6.8
Accounts receivable	68.4
Inventoried costs	10.4
Deferred tax assets	34.8
Other assets	9.7
Property and equipment	20.5
Intangible assets	31.8
Goodwill	175.6
Total assets	358.0
Current liabilities	(79.6)
Deferred tax liabilities	(17.8)
Long-term liabilities	(19.6)
Net assets acquired	$241.0

The goodwill recorded in this transaction is not tax deductible.

As of July 27, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $68.5 million, of which $0.1 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Integral.

The amounts of revenue and operating income of Integral included in the Company’s condensed consolidated statements of operations for both the three and nine months ended September 25, 2011 was $44.9 million and $5.1 million, respectively

Herley Industries, Inc.

On March 25, 2011, pursuant to an Agreement and Plan of Merger dated as of February 7, 2011 (the “Herley Merger Agreement”), by and among the Company, Lanza Acquisition Co. (“Herley Merger Sub”) and Herley Industries, Inc. (“Herley”), Herley Merger Sub acquired approximately 13.2 million shares of Herley common stock representing approximately 94% of the total outstanding shares of Herley common stock in a tender offer to purchase all of the outstanding shares of Herley common stock. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by the approximately 0.9 million shares that were not tendered as of March 25, 2011. On March 30, 2011, following purchases of the non-controlling interest in a subsequent offering period, Herley Merger Sub was merged with and into Herley, with Herley continuing as a wholly owned subsidiary of the Company. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011 and as of April 15, 2011 had paid total aggregate cash consideration of $270.7 million in respect of the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control. In addition, upon completion of the merger, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 1.3495 shares of Kratos common stock for each share of Herley common stock underlying the options (“Herley Options”). The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The Herley Options are exercisable for an aggregate of approximately 0.8 million shares of the Company’s common stock. All Herley Options were fully vested upon the change in control and the fair value of the Herley Options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.6 million.  In addition, the Company assumed change in control obligations of $4.0 million related to the transaction, the majority of which will be paid in 2011, and combined transaction expenses of $11.1 million.

To fund the acquisition of Herley, on February 11, 2011, Kratos sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. Kratos received gross proceeds of approximately $64.8 million and net proceeds of approximately $61.1 million after deducting underwriting fees and other offering expenses. Kratos used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of Herley. In addition, Kratos issued $285.0 million in aggregate principal amount of 10% Senior Secured Notes due 2017 (the “Stage I Notes”) at a premium of 107% through its wholly owned subsidiary, Acquisition Co. Lanza Parent (the “Stage I Issuer”), on March 25, 2011, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), to finance the acquisition of Herley. On April 4, 2011, after the acquisition of Herley was complete, the Stage I Issuer was merged with and into Kratos, all assets and liabilities of the Stage I Issuer became assets and liabilities of Kratos. See Note 9 for a complete description of the Company’s debt.

Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley’s products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cyber security applications. Herley is part of the Company’s KGS segment.

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

The Herley transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$21.8
Accounts receivable	39.1
Inventoried costs	43.3
Deferred tax assets	17.1
Other assets	7.3
Property and equipment	34.2
Intangible assets	37.0
Goodwill	145.7
Total assets	345.5
Current liabilities	(40.2)
Deferred tax liabilities	(17.0)
Debt	(9.5)
Long-term liabilities	(6.2)
Net assets acquired	$272.6

The goodwill recorded in this transaction is not tax deductible.

As of March 25, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $39.3 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Herley. The Company initially recorded $47.9 million of inventory and $30.4 million in property and equipment. The Company decreased the value of acquired inventory to $43.3 million and increased the value of acquired property and equipment to $34.2 million based on its updated preliminary valuations.

The amounts of revenue and operating income of Herley included in the Company’s condensed consolidated statements of operations for both the three and nine months ended September 25, 2011 are $48.7 million and $3.4 million, and $100.6 million and $9.9 million, respectively.

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

HBE is a leading provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command and control systems for the protection of strategic assets and critical infrastructure in the U.S. HBE also has particular expertise in the design, engineering, deployment and operation of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include Department of Defense (“DoD”) agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure. HBE is part of the Company’s Public Safety & Security (“PSS”) segment.

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

The amounts of revenue and operating income of HBE included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 25, 2011 are $23.5 million and $3.5 million, and $56.9 million and $6.1 million, respectively.

Southside Container & Trailer, LLC

On December 7, 2010, the Company acquired Southside Container & Trailer, LLC (“SCT”) for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million was paid in March 2011 as SCT’s indemnification obligations as set forth in the applicable acquisition agreement (the “SCT Agreement”) were met and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration. SCT is a privately held provider of national security related command and control center, law enforcement, military aviation and data center products, shelters and solutions for the DoD, National Security agencies and related customers. SCT also provides products and solutions for specialized war fighter and critical asymmetric warfare related missions. SCT is part of the KGS segment.

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

The fair value of the SCT Contingent Consideration of $1.2 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”) refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels for EBITDA. The fair value of the SCT Contingent Consideration was decreased by $0.1 million and recognized in earnings during the three month period ended September 25, 2011 and the $1.1 million balance as of September 25, 2011 is reflected in long-term liabilities in the condensed consolidated balance sheet.

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

The amounts of revenue and operating income of SCT included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 25, 2011 are $0.6 million and $(0.2) million, and $5.2 million and $0.7 million, respectively.

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

Pursuant to the terms of the agreement and plan of merger (the “DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). As of September 25, 2011, the  potential undiscounted amount of all future DEI Contingent Consideration that may be payable by the Company under the DEI Agreement is between zero and $8.0 million. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $6.0 million.

The fair value of the DEI Contingent Consideration was originally estimated as $5.0 million by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 5.8%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels of cash receipts, revenue, EBITDA and backlog. The fair value of the DEI Contingent Consideration was increased by $0.4 million and recognized in earnings during the three month period ended September 25, 2011.  The balance as of September 25, 2011is $5.0 million and $2.5 million is reflected in other current liabilities and long-term liabilities, respectively, in the condensed consolidated balance sheet.

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

The amounts of revenue and operating income of DEI included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 25, 2011 are $6.9 million and $1.4 million, and $17.4 million and $3.8 million, respectively.

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

Upon completion of the Gichner transaction, the Company deposited $8.1 million of the purchase price (“the holdback”) into an escrow account as security for Gichner’s indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeded $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $17.1 million. The Company and Altus Capital Partners, Inc., the sellers’ representative under the Gichner Agreement, have agreed to a working capital adjustment of $0.6 million owed to the Company. In May 2011 the Company paid $7.1 million of the holdback and paid the remaining amount of the holdback owed of $0.4 million in August 2011.

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

The amounts of revenue and operating income of Gichner included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 25, 2011 are $31.7 million and $1.3 million, and $97.4 million and $4.1 million, respectively.  For the three and nine months ended September 26, 2010, the amounts of revenue and operating income included in the condensed consolidated statements of operations were $3.7 million and $2.1 million, and $57.7 million and $4.5 million, respectively.

In accordance with FASB ASC Topic 805, Business Combinations, (“Topic 805”) the allocation of the purchase price for the Company’s acquisitions of SCT, HBE, Herley and Integral are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations become available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective acquisition dates to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the respective acquisition dates. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with these transactions, including, intangible assets, inventory, property and equipment and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

Pro Forma Financial Information

The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the acquisitions of Integral, Herley, HBE, SCT, DEI, and Gichner had occurred on December 28, 2009, and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. All acquisitions except Integral were included in the Company’s results of operations for the full three months ended September 25, 2011. The acquisition of Integral was included in the Company’s results of operations as of July 28, 2011. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings for 2010 or 2011. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Pro forma revenues	$270.1	$225.2	$664.5	$677.3
Pro forma net loss before tax	(16.2)	(18.6)	(50.8)	(63.9)
Pro forma net loss	(15.3)	(20.2)	(39.1)	(64.3)
Net income (loss) attributable to the registrant	3.3	(6.9)	14.0	(16.0)
Basic and diluted pro forma loss per share	$(0.45)	$(0.59)	$(1.16)	$(1.88)

The pro forma results for the three and nine month periods ended September 26, 2010 include $0.4 million, and $9.2 million of acquisition related expenses, respectively. The pro forma results for the three and nine months ended September 25, 2011 include $12.4 million and $32.2 million of acquisition related expenses, respectively. The pro forma financial information also reflects pro forma adjustments for the additional amortization associated with finite lived intangible assets acquired, additional incremental interest expense, deferred financing costs related to the financing undertaken for the Integral, Herley and Gichner transactions, the change in stock compensation expense as a result of the exercise of stock options and restricted stock immediately prior to closing of the Integral, Herley and HBE transactions offset by stock-based compensation expense for stock options assumed, and the tax effect of the increased interest expense and intangible amortization. The weighted average common shares also reflect the issuance of 2.5 million shares in October 2010, 4.9 million shares in February 2011 for the HBE and Herley acquisitions and 10.4 million shares in July 2011 for the Integral acquisition. These adjustments are as follows (in millions except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Intangible Amortization	$8.8	$1.1	$27.5	$13.2
Net change in stock compensation expense	(0.8)	(0.1)	(2.6)	1.2
Net change in interest expense	1.4	(0.1)	10.4	3.9
Net change in income tax expense (benefit)	0.2	—	0.8	(0.9)
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	17.8	3.6	17.8	9.0

Note 3. Goodwill and Intangible Assets

(a)           Goodwill

The Company performs it annual impairment test for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“Topic 350”) as of the last day of each fiscal year or when evidence of potential impairment exists.  Based upon, but not limited to, the recent additions to goodwill during the reporting period, the existing short duration of the decline in market capitalization and the current operating income from continuing operations, the Company concluded that as of September 25, 2011, it was not more likely than not that events had occurred or circumstances had changed that would reduce the fair value of its goodwill in its reporting units below carrying value.  However, based on the potential adverse impact on the Company’s business as a result of the Budget Control Act of 2011 which establishes a joint committee of Congress responsible for identifying an additional $1.5 trillion in deficit reductions by November 23, 2011 and if at least $1.2 trillion in deficit reductions are not identified by the joint committee and passed by Congress by January 15, 2012, then under the Budget Act, very substantial automatic spending cuts split between defense and non-defense programs will be triggered beginning in 2013 over a nine-year period.  Management will consider the outcome of these future events and its then current market capitalization when completing its annual impairment test during the fourth quarter.

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

The changes in the carrying amount of goodwill for the nine months ended September 25, 2011 are as follows (in millions):

	Public Safety & Security	Government Solutions	Total

Balance as of December 26, 2010	$32.4	$194.0	$226.4
Retrospective adjustments to the Gichner acquisition	—	(0.2)	(0.2)
Balance as of December 26, 2010 after retrospective adjustments	32.4	193.8	226.2
Additions due to business combinations	—	321.3	321.3
Balance as of September 25, 2011	$32.4	$515.1	$547.5

The accumulated impairment losses as of December 26, 2010 and September 25, 2011 were $147.1 million associated with the KGS segment and $18.3 million associated with the PSS segment.

(b)           Purchased Intangible Assets

The following table sets forth information for finite-life intangible assets subject to amortization (in millions):

	As of December 26, 2010			As of September 25, 2011
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$41.5	$(10.0)	$31.5	$74.0	$(16.4)	$57.6
Contracts and backlog	24.5	(13.9)	10.6	59.5	(30.1)	29.4
Developed technology and technical know-how	22.1	(1.9)	20.2	22.1	(3.6)	18.5
Trade names	1.2	(0.6)	0.6	2.6	(0.8)	1.8
Favorable operating lease	1.8	(0.1)	1.7	1.8	(0.2)	1.6
Total	$91.1	$(26.5)	$64.6	$160.0	$(51.1)	$108.9

In addition to the finite-life intangible assets listed in the table above, the Company has $24.5 million of indefinite-life intangible assets consisting of trade names at both December 26, 2010 and September 25, 2011.

Consolidated amortization expense related to intangible assets subject to amortization was $2.9 million and $11.9 million for the three months ended September 26, 2010 and September 25, 2011, respectively, and $6.2 million and $24.5 million for the nine months ended September 26, 2010 and September 25, 2011, respectively.

The estimated future amortization expense of purchased intangible assets with finite lives as of September 25, 2011 is as follows (in millions):

Fiscal Year	Amount
2011 (remaining three months)	$13.2
2012	32.3
2013	17.0
2014	15.5
2015	11.0
Thereafter	19.9
Total	$108.9

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

Inventoried costs consisted of the following components (in millions):

	December 26, 2010	September 25, 2011
Raw materials	$16.5	$44.8
Work in process	7.9	30.7
Finished goods	1.1	7.5
Supplies and other	5.8	—
Subtotal inventoried costs	31.3	83.0
Less customer advances and progress payments	(5.4)	(3.2)
Total inventoried costs	$25.9	$79.8

Note 5. Stockholders’ Equity

On February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, the Company received approximately $61.1 million in net proceeds.

On July 27, 2011, pursuant to the Integral Merger Agreements, the Company issued approximately 10.4 million shares of its common stock to shareholders of Integral. See Note 2 for a complete description.

A summary of the changes in stockholders’ equity is provided below (in millions):

	Nine Months Ended September 26, 2010	Nine Months Ended September 25, 2011
Stockholders’ equity at beginning of period	$124.9	$169.9
Comprehensive income:
Net income (loss)	14.1	(15.6)
Foreign currency translation	—	0.1
Total comprehensive income (loss)	14.1	(15.5)
Additional paid-in-capital from the issuance of common stock for cash	—	61.1
Additional paid-in-capital from the issuance of common stock for acquisitions	—	111.6
Stock-based compensation	1.4	2.3
Employee stock purchase plan and restricted stock units settled in cash	0.6	0.8
Exercise of stock options and warrants	1.3	1.2
Stockholders’ equity at end of period	$142.3	$331.4

In prior reporting periods, the Company had two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock were redeemed for 100,000 shares of common stock. Common stock issued by the Company for the nine months ended September 26, 2010 and September 25, 2011, was as follows (in millions):

	Nine Months Ended September 26, 2010	Nine Months Ended September 25, 2011
Shares outstanding at beginning of the period	15.8	18.6
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.2	0.4
Redemption of Series B Convertible Preferred Stock	—	0.1
Common stock issued for cash	—	15.3
Shares outstanding at end of the period	16.0	34.4

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

Components of basic and diluted earnings per share were as follows:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except earnings per share)	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Income (loss) from continuing operations available for common shareholders(A)	$3.3	$(6.9)	$14.0	$(16.0)
Weighted average outstanding shares of common stock(B)	16.1	30.8	16.0	25.3
Dilutive effect of employee stock options and awards	0.2	—	0.4	—
Dilutive effect of contingently issuable shares	—	—	—	—
Common stock and common stock equivalents(C)	16.3	30.8	16.4	25.3
Earnings (loss) per share:
Basic(A/B)	$0.21	$(0.22)	$0.87	$(0.63)
Diluted(A/C)	$0.20	$(0.22)	$0.85	$(0.63)

The following shares were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Shares from stock options and awards	1.3	2.8	1.2	2.0

Note 7. Income Taxes

As of December 26, 2010, the Company had $12.4 million of unrecognized tax benefits that if recognized would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance.  During the nine months ended September 25, 2011, the Company settled its refund claim with the IRS, which will result in a refund to the Company of approximately $2.1 million, including approximately $0.5 million of interest income which was collected in the second quarter.  The Company recorded an income tax benefit from continuing operations for this full amount, as this claim had been considered an uncertain tax position under ASC Topic 740, Income Taxes.  During the nine months ended September 25, 2011, the unrecognized tax benefits were reduced by $0.3 million relating to the expiration of the statute of limitations and increased by $0.1 as a result of recording new unrecognized tax benefits. The reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations and the increase was recorded as a tax expense related to continuing operations.

During the first quarter of 2011, the Company initially recorded the unrecognized tax benefits of Herley Industries of $1.1 million. The Company increased the unrecognized tax benefits of Herley to $1.5 million based on its updated analysis. The increase in unrecognized tax benefits was recorded as an adjustment to goodwill. Herley’s unrecognized tax benefits are related to various federal and state tax issues.

During the third quarter of 2011, the unrecognized tax benefits of Integral of $0.4 million were recorded. The increase in unrecognized tax benefits was recorded as an adjustment to goodwill. Integral’s unrecognized tax benefits are related to various federal tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.  There were no material expense amounts recorded during the nine months ended September 26, 2010 and September 25, 2011, respectively.  As a result of the Herley acquisition, a $0.1 million liability for cumulative interest and penalties was recorded with a corresponding increase to goodwill. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.3 million and $0.7 million for the nine months ended September 26, 2010 and September 25, 2011, respectively. The Company believes that it is reasonably possible that as much as $0.3 million of the liabilities for uncertain tax positions will expire within 12 months of September 25, 2011 due to the expiration of various applicable statutes of limitations.

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

In connection with the Company’s acquisition of Integral, the Company recorded the acquired assets and liabilities at their respective fair market values. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Integral and in accordance with Topic 805, the Company established net deferred tax assets of approximately $1.1 million for U.S. and state tax purposes with a corresponding increase in the valuation allowance in the financial statement basis of the acquired assets and liabilities.  Additionally, the Company recorded a net deferred tax liability of $0.5 million related to the foreign operations.

A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and nine months ended September 26, 2010 and September 25, 2011 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Income tax benefit at federal statutory rate	$0.5	$(1.9)	$0.3	$(5.2)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.2	1.5	1.0	3.1
Nondeductible goodwill impairment charges	—	—	—	—
Nondeductible expenses and other	0.2	0.6	0.7	2.2
Release of valuation allowance due to Acquisitions	(1.3)	—	(13.5)	(0.1)
Impact of indefinite lived deferred tax liabilities and state law changes	—	—	—	0.3
Settlement with IRS	—	—	—	(2.1)
Increase/(Decrease) in reserves for uncertain tax positions	—	0.1	—	0.1
Increase/(Decrease) in federal valuation allowance	(0.7)	1.3	(1.0)	3.0
Total	$(1.1)	$1.6	$(12.5)	$1.3

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months.  In March 2010, an “ownership change” occurred which will limit the utilization of the loss carryforwards. As a result, the Company’s federal annual utilization of NOL carryforwards will be limited to $28.1 million for five years and $11.6 million per year thereafter. For the nine months ended September 25, 2011, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition the recent equity offerings did not result in an “ownership change”, however, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an “ownership change”. If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

Note 8. Discontinued Operations

On August 2, 2010, the Company divested the southeast division of its PSS segment for approximately $0.1 million cash consideration and the assumption of certain liabilities.

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Revenue	$0.3	$—	$2.2	$—
Net income (loss) before taxes	(0.1)	—	(0.7)	0.1
Provision (benefit) for income taxes	—	—	(0.8)	(0.3)
Net income (loss) after taxes	$(0.1)	$—	$0.1	$0.4

The benefit for income taxes for the nine months ended September 26, 2010 and September 25, 2011 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business.

The following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 26, 2010 and September 25, 2011 (in millions):

	December 26, 2010	September 25, 2011
Accounts receivable, net	$0.3	$—
Other current assets	0.2	—
Current assets of discontinued operations	$0.5	$—
Accrued expenses	$1.7	$1.4
Other current liabilities	0.4	0.3
Current liabilities of discontinued operations	$2.1	$1.7
Non-current unrecognized tax benefits	$0.6	$0.3
Other non-current liabilities	0.8	0.6
Non-current liabilities of discontinued operations	$1.4	$0.9

Note 9. Debt

(a)           Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB (“Wilmington Trust”), as trustee and collateral agent (the “Indenture”) to issue 10% Senior Secured Notes due 2017. As of September 25, 2011, the Company has issued notes of $225.0 million (the “Original Notes”), $285.0 million, and $115.0 million (the “Additional Notes” and, together with the Original Notes, the “Existing Notes”) under this Indenture. These Existing Notes were used to fund acquisitions and for general corporate purposes.  They are secured by a lien on substantially all of the assets of the Company and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Existing Notes have a first priority lien on substantially all of the Company’s assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the senior secured borrowings have a second priority lien to the $65.0 million credit facility described below.

The Company pays interest on the Existing Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Existing Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 25, 2011, the Company was in compliance with the covenants contained in the indentures related to the Existing Notes described below.

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

Original Notes - $225 Million 10% Senior Secured Note Offering, May 2010

On May 19, 2010, the Company issued its 10% Senior Secured Notes due June 1, 2017 in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act and on August 11, 2010, the Company completed an exchange offer for such notes pursuant to a registration rights agreement entered into in connection with the issuance thereof.  The proceeds were primarily used to finance the acquisitions of Gichner, DEI and Southside (see Note 2).

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

Additional Notes - $115 Million 10% Senior Secured Note Offering, July 2011

On July 27, 2011, the Company issued $115.0 million aggregate principal amount of its 10% Senior Secured Notes due 2017 pursuant to that certain indenture, dated as of May 19, 2010, among the Company, the guarantors party thereto and Wilmington Trust, as trustee and collateral agent. The Company received approximately $120.8 million in net cash proceeds from the issuance of the Notes, which includes an approximate $5.8 million of issuance premiums, which proceeds were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral (see Note 2), to refinance existing indebtedness of Integral, to pay certain severance payments in connection with the acquisition of Integral and to pay related fees and expenses.  The effective interest rate on the Additional Notes is 8.9%.  Pursuant to the amended Registration Rights Agreement entered into as a result of the issuance of these Additional Notes, the Company filed an exchange offer registration statement on Form S-4 (File No. 333-177493) with the SEC, which was declared effective on November 1, 2011 and will use commercially reasonable efforts to consummate the exchange offer within 30 business days, or longer if required by the U.S. federal securities laws, after the date on which the exchange offer registration statement was declared effective by the SEC. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of these Additional Notes. If the Company fails to satisfy these obligations, it will pay additional interest to holders of these Additional Notes under certain circumstances.

(b)           Other Indebtedness

$65 Million Credit Facility

On July 27, 2011, concurrent with the completion of the offering of the Notes, the Company entered into a credit and security agreement with KeyBank National Association, as lead arranger, sole book runner and administrative agent, and East West Bank and Bank of the West, as the lenders (the “2011 Credit Agreement”).  The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, between the Company, KeyBank and the lenders named therein (as amended).  The 2011 Credit Agreement establishes a five year senior secured revolving credit facility in the amount of $65.0 million (the “Amended Revolver”). The Amended Revolver is secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Company’s currently outstanding 10% Senior Secured Notes due 2017, including the Notes (collectively, the “Kratos Notes”).

The Amended Revolver may be increased to $100.0 million. Any increase in the Amended Revolver is subject to the consent of the KeyBank, identification of one or more additional lenders willing to advance the increased amount of the Amended Revolver, and compliance with covenants in the Kratos Notes. The amounts of borrowings that may be made under the Amended Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Amended Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Amended Revolver includes $30.0 million of availability for letters of credit and $5.0 million of availability for swing loans.

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. The Company was in compliance with the financial covenants as of September 25, 2011.

During 2010, the Company refinanced its previous revolving credit facilities and, as a result, the Company recorded interest charges of approximately $3.9 million in 2010 relating to the write-off of previously deferred financing costs.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of September 25, 2011 was $7.0 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with the financial covenants as of September 25, 2011.

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

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long term debt financial instruments not measured at fair value on a recurring basis at December 26, 2010 and September 25, 2011 are presented in the following table.

	As of December 26, 2010			As of September 25, 2011
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$225.0	$225.0	$247.2	$631.0	$654.9	$631.1

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs—quoted prices in active markets) and it is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium, of $23.9 million as of September 25, 2011, which is the difference between the carrying amount of $654.9 million and the principal amount of $631.0 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Note 10. Fair Value of Financial Instruments

The following table presents the only asset or liability measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and the level within the fair value hierarchy as of December 26, 2010 and September 25, 2011 (in millions):

Derivative Liabilities (Interest Rate Swaps)

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 26, 2010	$0.3	$—	$0.3	$—
September 25, 2011	$—	$—	$—	$—

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

The carrying value of the interest rate swaps is classified as other current liabilities as of December 26, 2010.   As of September 25, 2011, there were no outstanding interest rate swaps. Mark to market adjustments for the interest rate swaps are recorded in other income (expense) in the condensed consolidated statements of operations.

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 26, 2010 and September 25, 2011 are presented in Note 9. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 26, 2010 and September 25, 2011.

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

The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company’s intended use of the derivative and its resulting designation as effective or ineffective. Adjustments to reflect changes in fair values of derivatives that the Company considers highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. There were no interest rate swaps outstanding as of and for the period ended September 25, 2011.

The Company’s derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the First Credit Facility in March 2008. The effect of marking the derivative instruments to market for the nine months ended September 26, 2010 was income of $0.8 million. The fair value of the Company’s derivative liabilities as of December 26, 2010 and September 25, 2011 was $0.3 million and zero, respectively, and is carried in other current liabilities in the accompanying condensed consolidated balance sheets. See Note 10 for further discussion of the fair value measurements related to the Company’s derivative instruments.

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $106.5 million and $157.9 million, or 89% and 75%, of total revenue for the three months ended September 26, 2010 and September 25, 2011, respectively, and approximately $250.7 million and $374.4 million, or 87% and 74%, of total revenue for the nine months ended September 26, 2010 and September 25, 2011, respectively.

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Act”).  The Budget Act set a target reduction of net government spending of 1.2 trillion over the next ten years.  Under the Budget Act, 50% of any failure to achieve the $1.2 trillion target reduction would automatically be applied as a reduction to discretionary appropriations for national defense programs.  Any automatic reductions in national defense programs could impact our significant customers.

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

Revenues, operating income, and assets generated or held by the Company’s current reporting segments for the three and nine months ended September 26, 2010 and September 25, 2011 are as follows (in millions):

	Three months ended		Nine months ended
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Revenues:
Kratos Government Solutions	$110.2	$178.6	$263.3	$421.3
Public Safety & Security	9.7	32.4	24.4	83.6
Total revenues	$119.9	$211.0	$287.7	$504.9
Operating income:
Kratos Government Solutions	$7.1	$10.8	$17.7	$27.1
Public Safety & Security	0.7	3.7	0.7	6.6
Unallocated corporate expense, net	0.6	(4.5)	(1.9)	(13.6)
Total operating income	$8.4	$10.0	$16.5	$20.1

	As of December 26, 2010	As of September 25, 2011
Assets:
Kratos Government Solutions	$406.5	$1,052.1
Public Safety & Security	97.3	102.7
Discontinued operations	0.5	—
Corporate activities	31.2	86.6
Total assets	$535.5	$1,241.4

The increase in assets in the KGS segment is primarily attributable to the acquisitions of Herley and Integral. The increase in assets in corporate activities is primarily due to an increase in cash and cash equivalents from the sale of $285.0 million and $115.0 million of Additional Notes and the issuance of common stock during the nine months ended September 25, 2011 partially offset by the cash paid for the acquisitions of Herley and Integral. See Notes 2, 5 and 9.

Note 14. Commitments and Contingencies

(a)           Legal Matters

For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K. As of September 25, 2011, there have been no material developments in the Company’s legal historical proceedings since December 26, 2010 except as described below.

Integral, which the Company acquired on July 27, 2011, was previously the subject of a Securities and Exchange Commission (“SEC”) investigation and inquiry by the NASDAQ Stock Market LLC (“NASDAQ”).  On July 30, 2009, the SEC and Integral each announced that a final administrative settlement had been reached concluding the SEC’s investigation. Shortly after the settlement with the SEC, the NASDAQ inquiry was closed with no further action required by Integral.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against three former officers of Integral. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company has assumed these indemnification obligations. The indemnification agreements each provide that, subject to certain terms and conditions, that the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Integral has advanced legal fees and costs incurred by these individuals in connection with the SEC investigation up to the deductible limit under Integral’s applicable directors and officers liability insurance policy and subsequent fees and costs have been paid directly by the insurance carrier. The Company will be obligated to advance any amounts in excess of the insurance policy limits once the fees and expenses exceed the remaining insurance policy limits.

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

(b)           Warranty

Certain of the Company’s products, product finishes, and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one to ten years. Optional extended warranty contracts can also be purchased with the revenue deferred and amortized over the extended warranty period. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred.

The Company’s estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

Accrued product warranty and deferred warranty revenue activity is as follows (in millions):

	Nine months ended
	September 26, 2010	September 25, 2011
Balance, at beginning of the period	$(0.2)	$(1.3)
Costs accrued and revenues deferred	(0.5)	(1.1)
Warranty liabilities assumed from acquisitions	(0.6)	(1.6)
Settlements made (in cash or kind) and revenues recognized	0.6	0.9
Balance, at end of period	(0.7)	(3.1)
Less: Current portion	(0.7)	(2.3)
Noncurrent accrued product warranty and deferred warranty revenue	—	(0.8)
Total warranty	$(0.7)	$(3.1)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense, which could cause delays or cancellations of key government contracts; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully consummate acquisitions or integrate acquired operations; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace which could reduce revenues and profit margins.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2011 (the “Form 10-K”), including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Item 1A “Risk Factors” in this Form 10-Q. All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

We are a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Our core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Our principal services are related to, but are not limited to: electronic attack and electronic warfare platforms, tactical missile systems, strategic deterrence systems, Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”); related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; satellite communication systems and radio frequency interference detection and prevention; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for ballistic missile defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems; and advanced network engineering and information technology services. We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas.

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

We provide products, solutions and services for a wide range of established, deployed and operating national security platforms, including, but not limited to: Aegis Ballistic Missile Defense systems, various unmanned aerial systems, certain intelligence surveillance and reconnaissance systems, M1 Abrams tanks, Bradley fighting vehicles, EA-18G, electronic warfare and electronic attack aircraft, HiMARS, Chaparral and HAWK missile systems, Kiowa AH-60 helicopters, DDG-1000 Zumwalt destroyers, attack and missile submarines, certain intelligence surveillance and reconnaissance systems and various unmanned systems.

Industry Update

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Act”) in order to permit an increase in the federal government’s borrowing limit while reducing projected net government spending over the next 10 years. The Budget Act contains $900 billion in immediate cuts to discretionary spending for 2012-2021. It also establishes a bi-partisan congressional Joint Select Committee on Deficit Reduction, sometimes referred to as the Super Committee, which is charged with recommending legislation by November 23, 2011, that would reduce net government spending by at least $1.2 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. In the event that the Super Committee fails to recommend legislation, Congress fails to approve that legislation by late December 2011, or the President fails to sign the legislation into law, an automatic sequestration of discretionary appropriations would be triggered, which would make up any shortfall necessary to achieve the $1.2 trillion target. Under the Budget Act, 50% of any shortfall from the $1.2 trillion target would automatically be applied as a reduction to discretionary appropriations for national security programs.  Any of these reductions could have a significant impact on our business and financial results.

In October 2011, Congress passed a continuing resolution funding measure for fiscal year 2012 to finance all U.S. Government activities through November 18, 2011. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2011 are available, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.

This process and the spending reductions to defense programs have the potential to significantly impact our portfolio of business, which is heavily dependent upon discretionary appropriations for defense programs. Although we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect the level of funding for existing or proposed programs. We cannot predict the outcome of Budget Act deliberations, actions of the Super Committee or continuing resolution or the extent to which any reductions would impact total funding and/or individual funding for programs in which we participate and the impact on our business and financial results.

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

Strategic Acquisitions

We intend to supplement our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience. Since May 2010, we have acquired six companies, each as discussed below.

Integral Systems, Inc.

On July 27, 2011, we completed the merger (the “Integral Merger”) of IRIS Merger Sub Inc., a Maryland corporation and our wholly owned subsidiary (“Integral Merger Sub”), with and into Integral Systems, Inc., a Maryland corporation (“Integral”), whereby Integral became our wholly owned subsidiary. The Integral Merger was effected pursuant to an Agreement and Plan of Merger, dated as of May 15, 2011, by and among Kratos, Integral Merger Sub, IRIS Acquisition Sub LLC, a single member Maryland limited liability company and a our direct wholly owned subsidiary, and Integral (the “Integral Merger Agreement”).

Pursuant to the terms of the Integral Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Integral common stock (other than shares of Integral common stock owned by us, Merger Sub, any of our wholly owned subsidiary or Integral stockholders, if any, who had perfected statutory dissenters’ rights under Maryland law) was cancelled and converted into the right to receive (i) $5.00, in cash, without interest, and (ii) the issuance of 0.588 shares of our common stock. In addition, at the Effective Time (A) each outstanding Integral stock option with an exercise price less than $13.00 per share was, if the holder thereof had so elected in writing, cancelled in exchange for an amount in cash equal to the product of the total number of shares of Integral common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding, (B) each outstanding Integral stock option with an exercise price equal to or greater than $13.00 per share and each Integral in-the-money option the holder of which had not made the election described in (A) above, was converted into an option to purchase our common stock, with (1) the number of shares subject to such option adjusted to equal the number of shares of Integral common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and (2) the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent, and (C) each outstanding share of restricted stock granted under an Integral equity plan or otherwise, whether vested or unvested, was cancelled and converted into the right to receive $13.00, less the amount of any tax withholding.

The acquisition of Integral was completed by issuing approximately 10.4 million shares of Kratos common stock valued at $108.7 million.  To fund the cash portion of the acquisition of Integral we issued $115.0 million aggregate principal amount of 10% Senior Secured Notes due 2017.  We received approximately $120.8 million in gross cash proceeds from the issuance of the notes, which includes an approximate $5.8 million of issuance premiums, which proceeds were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral, to pay certain severance payments in connection with the acquisition of Integral and to pay related fees and expenses.

Including the value of the common shares issued, cash paid to the stockholders of Integral, Integral debt paid at closing and the fair value of stock options not exercised of $1.0 million, the total purchase price paid for Integral was $241.0 million. In addition, we assumed change in control obligations of $2.8 million related to the transaction, the majority of which will be paid in 2011.

Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance.  Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of RF interference.  Integral’s customers include U.S. and foreign commercial, government, military and intelligence organizations.  For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk.

Herley Industries, Inc.

On March 25, 2011, pursuant to an Agreement and Plan of Merger dated as of February 7, 2011 (the “Herley Merger Agreement”), by and among us, Lanza Acquisition Co. (“Herley Acquisition Sub”) and Herley Industries, Inc. (“Herley”), Herley Merger Sub acquired approximately 13.2 million shares of Herley common stock representing approximately 94% of the total outstanding shares of Herley common stock in a tender offer to purchase all of the outstanding shares of Herley common stock. On March 30, 2011, following purchases in a subsequent offering period, Herley Merger Sub was merged with and into Herley, with Herley continuing as a wholly owned subsidiary of ours. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, we paid approximately $245.5 million in cash consideration as of March 27, 2011 and as of April 15, 2011 had paid total aggregate cash consideration of $270.7 million in respect of the shares of Herley common stock and certain in-the-money options which were exercised upon the change in control.  In addition, upon completion of the merger, all unexercised options to purchase Herley common stock were assumed by us and converted into options to purchase our common stock, entitling the holders thereof to receive 1.3495 shares of our common stock for each share of Herley common stock underlying the options (the “Herley

Options”). We assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The options are exercisable for an aggregate of approximately 0.8 million shares of our common stock. All options were fully vested upon the change in control and the fair value of the options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.6 million. In addition, we assumed change in control obligations of $4.0 million related to the transaction, the majority of which will be paid in 2011, and combined transaction expenses of $11.1 million.

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

Southside Container & Trailer, LLC

On December 7, 2010, we acquired Southside Container & Trailer, LLC (“SCT”) for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million was paid in March 2011, as SCT’s indemnification obligations as set forth in the applicable acquisition agreement (the “SCT Agreement”) were met, and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration. Pursuant to the terms of the SCT Agreement, upon achievement of certain earnings before interest, taxes, depreciation, and amortization (“EBITDA”) amounts in 2011, 2012 and 2013, we will pay the former stockholders of SCT certain additional performance-based consideration (the “SCT Contingent Consideration”). The potential undiscounted amount of all future SCT Contingent Consideration that may be payable by us under the SCT Agreement is between zero and $3.5 million.

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

DEI Services Corporation

On August 9, 2010, we acquired DEI Services Corporation (“DEI”), in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010. Pursuant to the terms of the applicable agreement and plan of merger (the “DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we will be obligated to pay the former stockholders of DEI certain additional contingent consideration (the “DEI Contingent Consideration”). As of September 25, 2011, the potential undiscounted amount of all future DEI Contingent Consideration that may be payable by us under the DEI Agreement is between zero and $8.0 million. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $6.0 million.

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

As of September 25, 2011, we consider the following factors to be important in understanding our financial statements.

KGS’ business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the federal government and to our customers under fixed price contracts, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

Comparison of Results for the Three Months Ended September 26, 2010 to the Three Months Ended September 25, 2011

Revenues.  Revenues increased $91.1 million from $119.9 million for the three months ended September 26, 2010 to $211.0 million for the three months ended September 25, 2011. KGS segment revenue increased by $68.4 million. This increase was primarily due to the acquisitions of Integral, Herley, DEI, and SCT which had combined revenues of $98.2 million which was partially offset by the completion of acquired small business contracts, impact of funding and contract awards as a result of the continuing resolution earlier in 2011, weakness and increased competition in our legacy services businesses, and in-sourcing of our employees by the U.S. Government. PSS segment revenue increased by $22.7 million which was primarily due to the acquisition of HBE which had revenues of $23.5 million. Revenues by operating segment for the three months ended September 26, 2010 and September 25, 2011 are as follows (dollars in millions):

	September 26, 2010	September 25, 2011	$ change	% change
Kratos Government Solutions	$110.2	$178.6	$68.4	62.1%
Public Safety & Security	9.7	32.4	22.7	234.0%
Total revenues	$119.9	$211.0	$91.1	76.0%

Product sales increased $69.3 million from $44.1 million for the three months ended September 26, 2010 to $113.4 million for the three months ended September 25, 2011.  As a percentage of total revenue, product sales were 37% for the three months ended September 26, 2010 as compared to 54% for the three months ended September 25, 2011.  This increase was primarily related to the acquisitions of Integral, Herley, DEI, and SCT. Service revenues increased by $21.8 million from $75.8 million for the three months ended September 26, 2010 to $97.6 million for the three months ended September 25, 2011. The increase was primarily related to the acquisition of HBE and Integral partially offset by the reductions in service revenue in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $95.5 million for the three months ended September 26, 2010 to $150.8 million for the three months ended September 25, 2011. The $55.3 million increase in cost of revenues was primarily a result of the acquisitions of Integral, Herley, HBE, DEI, and SCT which had combined cost of revenues of $62.1 million, offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue discussed above.

Gross margin increased from 20.4% for the three months ended September 26, 2010 to 28.5% for the three months ended September 25, 2011. Margins on services increased for the three months ended September 26, 2010 as compared to September 25, 2011, from 20.8% to 26.4%, respectively, due primarily to the acquisitions of HBE and Integral. Margins on products increased for the three months ended September 26, 2010 as compared to September 25, 2011 from 19.5% to 30.3%, respectively, as a result of the Integral, Herley, DEI, and SCT acquisitions. Margins in the KGS segment increased from 20.6% for the three months ended September 26, 2010 to 28.3% for the three months ended September 25, 2011 primarily as a result of the higher gross margins from our Integral, Herley, and DEI acquisitions.   Margins in the PSS segment decreased from 30.9% for the three months ended September 26, 2010 to 29.6% for the three months ended September 25, 2011 as a result of the mix of revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $26.7 million from $16.5 million for the three months ended September 26, 2010 to $43.2 million for the three months ended September 25, 2011. The increase was primarily a result of the acquisitions of Integral, Herley, DEI, SCT, and HBE. As a percentage of revenues, SG&A increased from 13.8% to 20.5%. Excluding amortization of intangibles of $2.9 million for the three months ended September 26, 2010 and amortization of intangibles of $11.9 million for the three months ended September 25, 2011, SG&A increased as a percentage of revenues from 11.3% to 14.8% for the three months ended September 26, 2010 and September 25, 2011, respectively, reflecting the SG&A of our acquisitions of Integral, Herley and HBE which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Recovery of Legal Fees in Connection with Litigation.  In September 2010, we reached a settlement with one of our D&O insurance carriers to cover costs related to our completed stock option and Department of Justice (“DOJ”) investigations. The settlement received, net of legal expenses, was $1.4 million.

Merger and Acquisition Expenses and Other.  Merger and acquisition expenses for the three months ended September 26, 2010 were $0.4 million, which were primarily related to the acquisition of DEI.  Merger and acquisition expenses for the three months ended September 25, 2011 were $3.7 million, which were primarily related to our acquisition of Integral.

Research and Development Expenses.  Research and development expenses increased from $0.5 million for the three months ended September 26, 2010 to $3.3 million for the three months ended September 25, 2011 primarily related to the acquisitions of Herley and Integral.

Other Expense, Net.  Other expense, net increased from $6.2 million to $15.3 million for the three months ended September 26, 2010 and September 25, 2011, respectively. The increase in expense of $9.1 million is primarily related to an $8.6 million increase in interest expense as a result of the Additional Notes (as defined below) issued in March 2011 and July 2011, primarily to fund the Herley, and Integral acquisitions. We incurred other expense of $0.3 million primarily related to foreign currency transaction expenses in 2011 and had other income of $0.2 million in 2010 primarily related to the non-cash charges to mark our interest rate derivative to market.

Provision (Benefit) for Income Taxes.  The benefit of $1.1 million for the three months ended September 26, 2010 was primarily related to the acquisition of DEI. In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $1.3 million for the increase in the financial statement basis of the acquired assets of DEI. As a result of our ability to recognize deferred tax assets to offset these deferred tax liabilities, we released the valuation allowances against our deferred tax assets and recognized an income tax benefit of $1.3 million. This benefit was partially offset by federal AMT and current state taxes. We recorded an income tax expense of $1.6 million, or a negative 30.2% rate, on a loss of $5.3 million before income taxes for the three months ended September 25, 2011. The expense of $1.6 million was primarily related to state and foreign taxes, which cannot be offset by our net operating losses.

Income (Loss) from Discontinued Operations.  Loss from discontinued operations was $0.1 million and income from discontinued operations was $0.0 million for the three months ended September 26, 2010 and September 25, 2011, respectively. Revenues generated by these businesses were approximately $0.3 million and zero for the three months ended September 26, 2010 and September 25, 2011, respectively. Loss before taxes was of $0.1 million for the three months ended September 26, 2010 and income before taxes was $0.0 million for the three months ended September 25, 2011.  In August, 2010, the Company divested its southeast division of its PSS segment for approximately $0.1 million cash consideration and the assumption of certain liabilities.

Comparison of Results for the Nine Months Ended September 26, 2010 to the Nine Months Ended September 25, 2011

Revenues.  Revenues increased $217.2 million from $287.7 million for the nine months ended September 26, 2010 to $504.9 million for the nine months ended September 25, 2011. The increase in revenue was primarily a result of our acquisitions. KGS segment revenue increased by $158.0 million primarily due to the acquisitions of Integral, Herley, DEI, SCT, and Gichner which had combined revenues of $204.9 million which was partially offset by the completion of acquired small business contracts, impact of funding and contract awards as a result of the continuing resolution earlier in 2011, weakness and increased competition in our legacy services businesses, and in-sourcing of our employees by the U.S. Government. PSS segment revenue increased by $59.2 million which was primarily the due to the acquisition of HBE which had revenues of $56.9 million as well as organic growth of $2.3 million in our existing PSS business as a result of increased demand for security and surveillance systems. Revenues by operating segment for the nine months ended September 26, 2010 and September 25, 2011 are as follows (dollars in millions):

	September 26, 2010	September 25, 2011	$ change	% change
Kratos Government Solutions	$263.3	$421.3	$158.0	60.0%
Public Safety & Security	24.4	83.6	59.2	242.6%
Total revenues	$287.7	$504.9	$217.2	75.5%

Product sales increased $176.0 million from $76.2 million for the nine months ended September 26, 2010 to $252.2 million for the nine months ended September 25, 2011.  As a percentage of total revenue, product sales were 26% for the nine months ended September 26, 2010 as compared to 50% for the nine months ended September 25, 2011.  This increase was primarily related to the acquisitions of Integral, Herley, DEI, and SCT. Service revenues increased by $41.2 million from $211.5 million for the nine months ended September 26, 2010 to $252.7 million for the nine months ended September 25, 2011.  The increase was primarily related to the acquisition of Integral and HBE partially offset by the reductions in service revenue in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $228.2 million for the nine months ended September 26, 2010 to $371.9 million for the nine months ended September 25, 2011. The $143.7 million increase in cost of revenues was primarily a result of the acquisitions of Integral, Herley, Gichner, DEI, and SCT which had combined cost of revenues of $137.1 million.

Gross margin increased from 20.7% for the nine months ended September 26, 2010 to 26.3% for the nine months ended September 25, 2011. Margins on services increased for the nine months ended September 26, 2010 as compared to September 25, 2011, from 21.4% to 24.8%, respectively, due primarily to the acquisitions of Integral and HBE. Margins on products increased for the nine months ended September 26, 2010 as compared to September 25, 2011 from 18.8% to 27.9%, respectively, as a result of the Integral, Herley, DEI, and SCT acquisitions. Margins in the KGS segment increased from 21.2% for the nine months ended September 26, 2010 to 25.8% for the nine months ended September 25, 2011 primarily as a result of the higher gross margins from our Integral, Herley, and DEI acquisitions. Margins in the PSS segment decreased from 32.8% for the nine months ended September 26, 2010 to 28.8% for the nine months ended September 25, 2011 as a result of the mix of revenue.

Selling, General and Administrative Expenses.  SG&A increased $55.1 million from $41.3 million for the nine months ended September 26, 2010 to $96.5 million for the nine months ended September 25, 2011. The increase was primarily a result of the acquisitions of Integral, Herley, HBE, DEI, and SCT. As a percentage of revenues, SG&A increased from 14.4% to 19.1%. Excluding amortization of intangibles of $6.2 million for the nine months ended September 26, 2010 and amortization of intangibles of $24.5 million for the nine months ended September 25, 2011, SG&A increased as a percentage of revenues from 12.2% to 14.3% for the nine months ended September 26, 2010 and September 25, 2011, respectively, reflecting the SG&A of our acquisitions of Integral, Herley, HBE and DEI which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and Acquisition Expenses.  Merger and acquisition expenses increased $9.8 million from $1.5 million to $11.3 million for the nine months ended September 26, 2010 and September 25, 2011, respectively.  Acquisition expenses in 2010 related primarily to our acquisitions of Gichner and DEI. Merger and acquisition expenses in 2011 are primarily related to the acquisitions of Integral and Herley.

Recovery of Legal Fees in Connection with Litigation.  In September 2010, we reached a settlement with one of our D&O insurance carriers to cover costs related to our completed stock option and DOJ investigations. The settlement received, net of legal expenses, was $1.4 million.

Research and Development Expenses.  Research and development expenses increased from $1.6 million for the nine months ended September 26, 2010 to $5.1 million for the nine months ended September 25, 2011 primarily related to the acquisitions of Herley and Integral.

Other Expense, Net.  Other expense, net increased from $15.0 million to $34.8 million for the nine months ended September 26, 2010 and September 25, 2011, respectively. The increase in expense of $19.8 million is primarily related to an increase in interest expense as a result of the Additional Notes issued in March 2011 and July 2011, primarily to fund the Herley, and Integral acquisitions.

Provision (Benefit) for Income Taxes. We recorded an income tax benefit of $12.5 million on income of $1.5 million before income taxes for the nine months ended September 26, 2010. The benefit was primarily related to the acquisitions of Gichner and DEI. In accordance with ASC Topic 805, we established deferred tax liabilities of approximately $16.2 million and $1.3 million for the increase in the financial statement basis of the acquired assets of Gichner and DEI, respectively. As a result of our ability to offset deferred tax assets for these deferred tax liabilities, we released the valuation allowances against our deferred tax assets and recognized an income tax benefit of $13.5 million. This benefit was partially offset by current state taxes of $1.0 million.

We recorded an income tax provision of $1.3 million on a loss of $14.7 million before income taxes for the nine months ended September 25, 2011. The provision of $1.3 million was primarily related to state and foreign taxes of $3.1million, which cannot be offset by our net operating losses. This provision was partially offset by the income tax refund claim of $2.1 million that was settled with the IRS.

Income from Discontinued Operations.  Income from discontinued operations improved from $0.1 million to $0.4 million for the nine months ended September 26, 2010 and September 25, 2011, respectively.  Revenues generated by these businesses were approximately $2.2 million and zero for the nine months ended September 26, 2010 and September 25, 2011, respectively. For the nine months ended September 26, 2010 and September 25, 2011, we recognized a tax benefit of $0.8 million and $0.3 million, respectively, primarily related to the expiration of the statute of limitations for certain foreign tax contingencies from our discontinued wireless business.  In August 2010, the Company divested its southeast division of its PSS segment for approximately $0.1 million cash consideration and the assumption of certain liabilities.

Backlog

As of September 26, 2010 and September 25, 2011, our backlog was approximately $660 million and $1,034 million, respectively, of which $285 million was funded in 2010 and $548 million was funded in 2011. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of September 25, 2011, we had cash and cash equivalents of $109.4 million compared with cash and cash equivalents of $10.8 million as of December 26, 2010. Our total debt including capital lease obligations, principal due on our Notes and other term debt, and excluding the premium of $23.9 million received on Notes issued, increased by $406.7 million, from $226.7 million on December 26, 2010 to $633.4 million on September 25, 2011. The increase in debt was the result of additional offerings of our 10% Senior Secured Notes of $285.0 million, issued at a premium of 107%, or $20.0 million in connection with the acquisition of Herley in March 2011, and $115.0 million, issued at a premium of 105%, or $5.8 million, in connection with the acquisition of Integral in July 2011.  In addition, we assumed debt of $7.5 million in connection with the Herley transaction that is related to a foreign loan of which $7.0 million was outstanding as of September 25, 2011.

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

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine months ended September 26, 2010	Nine months ended September 25, 2011
Net cash provided by operating activities from continuing operations	$24.7	$7.7

Cash provided by operating activities from continuing operations for the nine months ended September 26, 2010 includes $1.5 million in transaction costs paid related to the Gichner and DEI acquisitions.

Cash used in operating activities from continuing operations for the nine months ended September 25, 2011 includes $20.9 million in merger and acquisition costs paid related to our recent acquisitions. Excluding these acquisition costs paid, we generated cash flow from operating activities of $28.6 million. Our Days Sales Outstanding (“DSOs”) increased from 75 days (excluding the impact of the acquisition of HBE) at December 26, 2010 to 100 days at September 25, 2011 including the Integral revenue from July which was prior to our acquisition of Integral. The increase in our DSOs is primarily the result of the timing of payments on contracts where we recognize revenue on percentage of completion and the acquisition of Integral.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Nine months ended September 26, 2010	Nine months ended September 25, 2011
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(142.3)	$(373.8)
Decrease in restricted cash	—	3.3
Other, net	(1.4)	(5.3)
Net cash used in investing activities from continuing operations	$(143.7)	$(375.8)

On May 19, 2010, we purchased Gichner for $132.9 million net of cash acquired of $0.1 million. On August 9, 2010, we purchased DEI for $9.0 million, net of cash acquired of $0.0 million. In September 2010, we paid $0.4 million related to the DEI Contingent Consideration as a result of a collection milestone that was achieved.

On March 25, 2011, we completed our initial tender offer for all outstanding shares of common stock, par value $0.001 per share, of Herley. On that day, we paid $245.5 million for approximately 12.9 million shares of Herley common stock which excluded 0.3 million shares that had been tendered via a notice of guaranteed delivery. Through purchases in a subsequent offering period and a short-form merger, the Company completed its acquisition of Herley on March 30, 2011, and paid an additional $25.1 million in April 2011 for the balance of the outstanding shares of 1.2 million and the Herley Options that were exercised as a result of the change in control. In March 2011, we also paid $0.3 million to the SCT shareholders as SCT’s indemnification obligations as set forth in the SCT Agreement were met.

On July 27, 2011, we completed the acquisition of Integral and paid approximately $131.4 million for the cash portion of the purchase of Integral common stock and options and to retire Integral’s existing debt and capital leases.

We acquired $28.6 million in cash from Herley and Integral. During the fourth quarter of 2011, we expect to pay approximately $8.7 million in merger and acquisition expenses. See Note 2 of the notes to the condensed consolidated financial statements for a further discussion of these acquisitions.

We also had capital expenditures of $1.7 million and $5.3 million for the nine months ended September 26, 2010 and September 25, 2011, respectively. The increase in capital expenditures of $3.6 million was primarily related to the acquisitions of Herley and Integral.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Nine months ended September 26, 2010	Nine months ended September 25, 2011
Financing activities:
Proceeds from the issuance of 10% Senior Secured Notes	$225.0	$427.5
Proceeds from the issuance of common stock	—	61.1
Borrowings under credit facility	61.9	—
Repayments under credit facility	(116.3)	(2.5)
Debt issuance costs	(10.6)	(20.6)
Other	0.7	1.5
Net cash provided by financing activities from continuing operations	$160.7	$467.0

During the nine months ended September 26, 2010, cash provided by financing activities was primarily related to the proceeds from the offering of the Original Notes (as defined below) in the aggregate amount of $225.0 million, which proceeds were then used to finance the acquisition of Gichner and refinance our senior secured credit facility with KeyBank and Bank of America.

As described immediately below, during the nine months ended September 25, 2011, we issued common stock and additional notes to fund the acquisitions of Herley and Integral.

On February 11, 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses received approximately $61.1 million in net proceeds.

During 2011, we issued an additional $400 million in 10% Senior Secured Notes and received approximately $25.7 million of premium on these notes. We have also received $1.8 million in accrued interest that will be paid to the noteholders on December 1, 2011.  On July 27, 2011 we also amended and restated our credit facility with KeyBank. We have paid debt issuance costs of approximately $20.6 million and have approximately $1.0 million in costs related to the debt that will be paid during the fourth quarter of 2011.

See “Contractual Obligations and Commitments” for a further discussion of our Notes and credit facilities.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Nine months ended September 26, 2010	Nine months ended September 25 2011
Net cash flows provided by (used in) discontinued operations	$(0.3)	$(0.1)

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

We pay interest on the Existing Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Existing Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 25, 2011, we were in compliance with the covenants contained in the indentures related to each respective Existing Notes described below.

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

Additional Notes - $285 Million 10% Senior Secured Note Offering, March 2011

On March 25, 2011, the Stage I Issuer issued $285.0 million aggregate principal amount of the Stage I Notes pursuant to an Indenture, dated March 25, 2011, by and among the Stage I Issuer, the guarantors named therein and a party thereto, and Wilmington Trust FSB, as trustee and collateral agent (the “Stage I Indenture”). The Stage I Issuer received approximately $314.0 million in cash proceeds from the offering, which includes an approximate $20.0 million of issuance premiums and $9.0 million of accrued interest, which proceeds were used, together with our cash contributions of $45.0 million, to finance the acquisition of all of the outstanding shares of common stock of Herley, to pay related fees and expenses and for general corporate purposes. The effective interest rate on this tranche of Additional Notes is 8.5%.  In connection with the purchase and sale of the Stage I Notes, we entered into a registration rights agreement with the initial purchasers of the Stage I Notes. On April 4, 2011, (i) the Stage I Issuer merged with and into Kratos, and we assumed all the assets and liabilities of the Stage I Issuer including, pursuant to a supplemental indenture to the Stage I Indenture, all the obligations of the Stage I Issuer under the Stage I Indenture, the Stage I Notes and the related Collateral Agreements and (ii) we became the issuer of the Stage I Notes under the Stage I Indenture and pledgor under such Collateral Agreements. On April 15, 2011, we redeemed all of the Stage I Notes by issuing in exchange therefore Additional Notes in an aggregate principal amount equal to the aggregate principal amount of the Stage I Notes. On July 29, 2011, we completed an exchange offer for this tranche of Additional Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof.

Additional Notes - $115 Million 10% Senior Secured Note Offering, July 2011

On July 27, 2011, we issued $115.0 million aggregate principal amount of our 10% Senior Secured Notes due 2017 pursuant to that certain indenture, dated as of May 19, 2010, among Kratos, the guarantors party thereto and Wilmington Trust, as trustee and collateral agent. We received approximately $120.8 million in net cash proceeds from the issuance of the notes, which includes an approximate $5.8 million of issuance premiums, which proceeds were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral, to pay certain severance payments in connection with the acquisition of Integral and to pay related fees and expenses.  The effective interest rate on this tranche of Additional Notes is 8.9%.  Pursuant to the amended Registration Rights Agreement entered into as a result of the issuance of these Additional Notes, we filed an exchange offer registration statement on Form S-4 (File No. 333-177493) with the SEC, which was declared effective on November 1, 2011 and we will use commercially reasonable efforts to consummate the exchange offer within 30 business days, or longer if required by the U.S. federal securities laws, after the date on which the exchange offer registration statement was declared effective by the SEC. In certain circumstances, we may be required to file a shelf registration statement to cover resales of these Additional Notes. If we fail to satisfy these obligations, we will pay additional interest to holders of these Additional Notes under certain circumstances.

Other Indebtedness

$65 Million Credit Facility

On July 27, 2011, concurrent with the completion of the offering of the July Notes on July 27, 2011 we entered into an amended and restated Credit and Security Agreement (the “Amended Credit Agreement”) replacing our current Credit Agreement with KeyBank as administrative agent, lead arranger and sole book runner, East West Bank and Bank of the West participating in the syndication for a five year senior secured revolving credit facility in the amount of $65.0 million (the “Amended Revolver”). The Amended Revolver has a maturity date of July 27, 2016 and is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Original Notes, Additional Notes and July Notes (collectively, the “Notes”).

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

Borrowings under the Amended Revolver are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. The Amended Revolver includes customary affirmative and negative covenants and events of default, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.25. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control. We were in compliance with the financial covenants as of September 25, 2011.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of September 25, 2011 was $7.2 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various financial covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants as of September 25, 2011.

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

Upon completion of the Gichner transaction, we deposited $8.1 million of the purchase price into an escrow account as security for Gichner’s indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeded $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $17.1 million. We and Altus Capital Partners, Inc., the sellers’ representative under the Gichner Agreement, agreed to a working capital adjustment of $0.6 million owed to us. In May 2011 we paid $7.1 million of the holdback and paid the remaining amount of the holdback owed of $0.4 million in August 2011.

The DEI Agreement provides that upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we shall pay the former stockholders of DEI certain additional contingent consideration. We have paid $0.4 million related to contingent consideration and the potential amount of contingent consideration that may be payable by us in the future under the DEI Agreement is between zero and $8.0 million. The contingent consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods. As of September 25, 2011, $2.6 million of these cash receipts have been collected and future payments could be reduced by approximately $6.0 million if the final cash receipt is not collected.

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

As a result of the acquisition of Integral, we have assumed indemnification obligations related to SEC civil actions against three former officers of Integral. Integral had advanced legal fees and costs incurred by the three individuals in connection with the SEC investigation up to the deductible limit under Integral’s applicable directors and officers liability insurance policy and subsequent fees and costs have been paid directly by the insurance carrier. We will be obligated to advance any amounts in excess of the insurance policy limits once the fees and expenses exceed the remaining insurance policy limits. See Item 1. Legal Proceedings for a further discussion of the indemnification obligations.

Other Liquidity Matters

At September 25, 2011, we had working capital of $237.9 million compared to $66.0 million at December 26, 2010. The increase was primarily due to the issuance of 4.9 million shares of our common stock and the issuance of the Additional Notes in the amount of $400.0 million, offset by cash paid of $248.9 million to acquire Herley and $124.6 million to acquire Integral, net of cash acquired.

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

For the nine months ended September 25, 2011, there have been no significant changes to our Critical Accounting Policies or Estimates compared to the significant accounting policies described in the Form 10-K with the following exception:

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of (i) net income and (ii) other related gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the Company, other comprehensive income (loss) consists solely of unrealized foreign currency translation gains and losses.

Recent Accounting Pronouncements

New accounting pronouncements issued or effective during the nine month period ended September 25, 2011 have not had or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk primarily through our borrowing activities under our Amended Revolver discussed under Contractual Obligations and Commitments above. Based on our current outstanding balances, a 1% change in the LIBOR rate would not impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to nonperformance on our prior credit facilities.

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. We currently do not enter into foreign currency forward contracts to manage foreign currency exchange rate risk because to date exchange rate fluctuations have had minimal impact on our operating results and cash flows.

Cash and cash equivalents as of September 25, 2011 were $109.4 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the nine months ended September 25, 2011.

Item 4.  Controls and Procedures.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 25, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

For additional information regarding our legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K. As of September 25, 2011, there have been no material developments in our historical legal proceedings since December 26, 2010 except as described below.

Integral, which we acquired on July 27, 2011, was previously the subject of a SEC investigation and inquiry by The NASDAQ Stock Market (“NASDAQ”).  On July 30, 2009, the SEC and Integral each announced that a final administrative settlement had been reached concluding the SEC’s investigation.  Shortly after the settlement with the SEC, the NASDAQ inquiry was closed with no further action required by Integral.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince. The SEC seeks permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties.  Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, we have assumed these indemnification obligations. The indemnification agreements each provide that, subject to certain terms and conditions, that we shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Integral has advanced legal fees and costs incurred by these individuals in connection with the SEC investigation up to the deductible limit under Integral’s applicable directors and officers liability insurance policy and subsequent fees and costs have been paid directly by the insurance carrier. We will be obligated to advance any amounts in excess of the insurance policy limits once the fees and expenses exceed the remaining insurance policy limits.

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

Item 1A.  Risk Factors.

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

Significant delays or reductions in appropriations for our programs and federal government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several fiscal years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we are at risk for reimbursement of those costs until additional funds are appropriated. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2012 budget and subsequent budgets ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions. In addition, although Congress has recently passed a continuing resolution to fund U.S. Government operations through November 18, 2011, it is unclear when additional short or long-term funding will be passed. The impact, severity and duration of the current U.S. economic situation and sweeping economic plans adopted or to be adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event that government funding for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our financial position, results of operations, and/or cash flows.

As discussed previously, in August 2011, Congress passed the Budget Act which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Act caps discretionary spending through 2021, reducing federal spending by approximately $900 billion relative to the fiscal year 2012 Presidential Submission and also establishes a Bi-partisan Congressional Joint Select Committee on Deficit Reduction for identifying an additional $1.5 trillion in deficit reductions by November 23, 2011. If at least $1.2 trillion in deficit reductions are not identified by the joint committee and passed by Congress by January 15, 2012, then under the Budget Act, very substantial automatic spending cuts split between defense and non-defense programs will be triggered beginning in 2013 over a nine-year period. We are unable to predict whether the required spending cuts will be identified and approved prior to the January 2012 deadline or the impact that either identified or automatic cuts would have on funding for our individual programs. In either event, long-term funding for various programs in which we participate could be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. While we believe that our business is well-positioned in areas that the DoD has previously indicated remain areas of focus for future defense spending, the impact of the Budget Act remains uncertain and our business and industry could be materially adversely affected.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to the loss of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Risks Related to Our Indebtedness

We significantly increased our leverage in connection with the financing of recent acquisitions and we have substantial indebtedness, which could have a negative impact on our financing options and liquidity position and have adverse effects on our business.

In connection with the acquisition of Herley, we incurred $285.0 million of indebtedness and on July 27, 2011 in connection with the acquisition of Integral, we incurred an additional $115.0 million of indebtedness. As of September 25, 2011, we had approximately $657.3 million of total indebtedness outstanding. As a result of this increased indebtedness, our interest payment obligations have increased significantly. The degree to which we are leveraged could have adverse effects on our business, including the following:

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

We may be able to incur substantial additional indebtedness in the future. Although the Indenture and the Amended Credit Agreement governing the Amended Revolver will limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. For example, indebtedness in excess of $25.0 million may be incurred under the Amended Revolver in reliance on the $15.0 million general debt basket as well as the fixed charge debt incurrence test, which additional indebtedness may be secured subject to certain conditions. In addition, the Indenture and the Amended Credit Agreement governing the Amended Revolver will not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt would increase.

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

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control, such as those described in the Form 10-K under the heading “Risks Related to Our Business Currently and Following the Pending Acquisition of Herley” and under the heading “Risks Related to the Combined Company if the Merger Is Completed” in the Registration Statement on Form S-4 that we filed with the SEC on June 7, 2011 (File no. 333-174745). A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on the Kratos Notes and our other indebtedness.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on the Notes. If the amounts outstanding under the Kratos Notes, the Amended Revolver, and any other indebtedness, were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

A portion of our business is conducted through foreign subsidiaries and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness, including the Kratos Notes.

As of September 25, 2011, approximately 4.1% of our consolidated assets were held by foreign subsidiaries. Our ability to meet our debt service obligations (including those relating to the Notes) with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith

2.1#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	07/29/11	2.1

2.2#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 7, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc. (File No. 333-161340)).	424	02/08/11	n/a

2.3#	Agreement and Plan of Merger, dated October 5, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	10/07/10	2.1

2.4	Amendment to the Agreement and Plan of Merger, dated November 13, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	11/15/10	2.1

2.5#	Stock Purchase Agreement, dated as of April 12, 2010, by and between Kratos Defense & Security Solutions, Inc. and the Stockholders of Gichner Holdings, Inc.	8-K	04/12/10	2.1

3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01	4.1

3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07	3.1

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/09	3.1

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01	4.2

3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/02	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04	3.1

3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/11	3.1

4.1	Specimen Stock Certificate.	10-K	12/26/10	4.1

4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/04	4.1

4.3	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/10	4.1

4.4	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB.	8-K	02/07/11	10.2

4.5	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/11	4.1

4.6	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/11	4.1

4.7	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/11	4.1

4.8	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc., and B. Riley & Co., LLC.	8-K	07/29/11	4.2

4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/11	4.2

4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/11	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.1	Credit and Security Agreement, dated as of May 19, 2010, as amended and restated as of July 27, 2011, among Kratos Defense & Security Solutions, Inc., the lenders named therein, and KeyBank National Association, as lead arranger, sole book runner and administrative agent.	8-K	07/29/11	10.1

10.2

Purchase Agreement, dated July 14, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC, as amended by that certain Joinder Agreement, dated July 27, 2011.

					*

10.3	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	06/26/11	10.3

10.4	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	06/26/11	10.4

10.5	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Laura Siegal.	10-Q	06/26/11	10.5

10.6	First Amendment to Amended and Restated Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Phil Carrai.	10-Q	06/26/11	10.6

10.7	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Richard Selvaggio.	10-Q	06/26/11	10.7

10.8	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deborah S. Butera.				*

10.9	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and David Carter.				*

10.10	Employment Agreement, dated as of August 4, 2011, by and between Kratos Public Safety & Security Solutions, Inc. and Ben Goodwin.				*

10.11	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	06/26/11	10.8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

101†

Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the nine months ended September 25, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.

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

Date: November 4, 2011