Form 10-K
period 2011-12-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2012-03-07
CIK 1069258

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-27231

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3818604 (I.R.S. Employer Identification No.)

4820 Eastgate Mall, Suite 200
San Diego, CA 92121
(858) 812-7300
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $0.001 Right to Purchase Shares of Series C Preferred Stock	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of June 26, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $269.2 million, based on the closing sale price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 26, 2011 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

         The number of shares outstanding of the registrant's common stock, par value $0.001 per share, was 32,479,950 as of March 2, 2012.

Documents Incorporated by Reference

        Portions of Part II of this annual report on Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant's 2012 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2011

        All references to "us," "we," "our," the "Company" and "Kratos" refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Annual Report") contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward looking statements. Forward looking statements may include, but are not limited to, statements relating to our future financial performance, the growth of the market for our services, expansion plans, and opportunities. In some cases, you can identify forward looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology.

        Forward looking statements reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Certain of these are important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward looking statements, including, but not limited to those specifically addressed in Item 1A "Risk Factors" in this Annual Report, as well as those discussed elsewhere in this Annual Report.

        These forward looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. You should not place undue reliance on forward looking statements. Except as required by law, we assume no responsibility for updating any forward looking statements nor do we intend to do so. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements.

PART I

Item 1.    Business

Overview

        We are a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Our core capabilities are sophisticated engineering, manufacturing, system integration and test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance ("C5ISR"). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

        We manufacture and design specialized electronic defense components subsystems and systems for electronic attack, electronic warfare and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology ("IT") services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable client base, strong client relationships, broad array of contract vehicles, large employee base possessing national security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

        Prior to 2008, we were also an independent provider of outsourced engineering and network deployment services, security systems engineering and integration services and other technical services for the wireless communications industry, the U.S. Government and enterprise customers. In 2006 and 2007, we undertook a transformation strategy whereby we divested our commercial wireless-related businesses and chose to pursue business with the U.S. Government, primarily the U.S. Department of Defense ("DoD"), through strategic acquisitions. On September 12, 2007, we changed our name from Wireless Facilities, Inc. to Kratos Defense & Security Solutions, Inc. Our new name reflects our revised focus as a defense contractor and security systems integrator for the U.S. Government, state and local agencies and commercial customers. In connection with our name change, we changed our NASDAQ Global Select Market trading symbol to "KTOS."

        We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions ("KGS") and Public Safety and Security ("PSS"). We organize our business segments based on the nature of the products and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 14 of the Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

  Kratos Government Solutions Segment

        The KGS segment provides C5ISR products, solutions and services primarily for mission critical national security priorities. Our primary end customers in the KGS segment are U.S. Government agencies, including the DoD, classified agencies, intelligence agencies, civil agencies, other national security agencies and homeland security related agencies. Our C5ISR products, solutions, and services include the following:

        Electronic Warfare/Attack and Intelligence, Reconnaissance and Surveillance.    We design and manufacture a wide variety of radio frequency ("RF") and microwave component subsystems and systems for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Our products are integrated into many of the DoD's ground, air, and sea-based electronic warfare platforms. Certain key programs include the Trident II D5 Missile, EA-18G Growler, P-8 Poseidon, E-2D Hawkeye, RC-135 Rivet Joint, F-15 Eagle, Gripen, F-16 Falcon, Eurofighter Typhoon, F-18 E/F Super Hornet and Firefinder Radar.

        Satellite Command and Control, Satellite Communications Support, Signal Monitoring, Interference Detection, and Geolocation.    We provide integrated solutions for the satellite communications and reconnaissance markets. Our products encompass satellite ground systems, including specialized equipment and proprietary software for satellite command and control. Our products and services are also focused on assured command and control of satellite links, including monitoring links between satellites, base stations, and mobile assets such as unmanned vehicles; assuring quality of service; and detecting, locating and defending against interference and cyber attacks. Our solutions are also deployed in support of many next-generation military, national security related and civilian satellite systems including GPS (OCX), environmental systems (GOES-R, NPP, NPOESS), strategic warning

(SBIRS), communication systems (AEHF, WGS, MUOS, TDRSS, Iridium) and a majority of global commercial SATCOM systems.

        Unmanned Aerial Vehicles ("UAV").    We supply UAV platforms with sensors, avionics and electronic components including electro-optical/infrared sensors, training systems and ground shelters. We also manufacture and provide avionics systems and ground flight control systems for certain UAV platforms. These products and solutions are used on UAV platforms such as the MQ 1C Gray Eagle, MQ-1C Sky Warrior, Gorgon Stare, MQ-8 Fire Scout, RQ-4B Broad Area Maritime Surveillance and the Persistent Threat Detection System ISR platform.

        Cyber and IT—We provide a variety of cybersecurity products and services to the DoD and Intel Community. We offer NeuralStar® and dopplerVUE® our proprietary software based network management products, via software license and maintenance sales, which also serve as a platform for incremental network-based services work. We have extensive experience building complex and secure networks for the U.S. Government and possess in-depth experience with network operations centers. We also scan our customers' networks for cyber threats. We are involved in a wide range of services, including installation, upgrade and maintenance of command, control, computing, and surveillance systems for customers such as the Department of Homeland Security ("DHS"), U.S. State Department and the Space and Naval Warfare Systems Center.

        Ballistic Missile Defense Test and Evaluation.    We have expertise in the area of ballistic missile test and evaluation services, primarily dedicated to AEGIS Ballistic Missile Defense missions. This includes exclusive rights to the marketing of the Oriole Rocket System for target services, sounding rockets and suborbital research. We possess both the intellectual property and subject matter expertise in sensors modeling and simulation associated with a wide range of missile technologies. This area of our business develops and produces low-cost ballistic missile defense targets. These ballistic missile targets or AEGIS Readiness Assessment Vehicles are a key test and evaluation component for the U.S. AEGIS based Ballistic Missile Defense forces.

        Missile Range Operations and Technical Services.    A key area of differentiation for us is within the missile and gun range and technical service areas. We have resources stationed at many major range locations throughout the U.S., including Naval Air Warfare Center Pt. Mugu; Hawaii Pacific Missile Range Facility; Fort Bliss, Texas; White Sands Missile Range, New Mexico and Naval Service Warfare Center Dahlgren Division. Our services include aerial target operations and maintenance, surface and undersea target operations and maintenance, missile systems operations and maintenance, range operations planning and support, test and evaluation target launch operations, hazardous materials management, supply and logistics support, and manufacturing.

        Weapon Systems Lifecycle Sustainment, Support and Extension.    We provide weapons systems lifecycle sustainment, support, and extension services for the DoD and foreign governments. These services focus on maintaining, testing and repairing certain weapons systems such as the Chaparral and HAWK missile systems and the OH-58 Kiowa helicopter for the Warfighter.

        Learning, Performance and Training Solutions.    Our learning, performance and training solutions consist of a broad range of products and service capabilities. We design, manufacture and market full-scale training simulators for fixed-wing aircraft (Gray Eagle, Harrier, and Prowler), rotary-wing aircraft (UH-60 Blackhawk, CH-47 Chinook, and CH-53 Sea Stallion) and ground combat vehicles (M1 Abrams Main Battle Tank, M2/M3 Bradley fighting vehicles and High Mobility Artillery Rocket Systems or HIMARS). We deliver training solutions and web-enabled or satellite-based interactive distance learning for customers in the DoD, other government agencies, universities and commercial organizations. Our training solutions include services, product development, and tools addressing a wide range of related disciplines that include deep human performance and competency-based needs analysis. We specialize in delivering full lifecycle manpower, personnel and training support for acquisition programs and a cross-domain analysis program supporting program systems integration requirements. Our innovative design and development group delivers training solutions that span classroom, field, e-learning, simulation, mobile and serious gaming delivery modalities as well as incorporating learning management services in our own learning management platform or client-based solutions.

        Manufacturing of Specialized Tactical Combat Products, Shelters and Enclosures for C5ISR Systems, UAVs, Weapons Systems and Warfighters.    We provide tactical combat vehicle shelters for C5ISR systems, UAVs, weapons systems and Warfighters. Our tactical military facilities and products include lightweight, high-strength enclosures for widely recognized military programs and platforms such as the Littoral Combat Ship and the DDG-1000 Destroyer, as well as ruggedized and readily transported enclosures. Many of our products include High Altitude Electromagnetic Pulse protection and other types of electromagnetic, electronic warfare and other protections. Our product design approach focuses on highly engineered enclosures and facilities that have the flexibility to be modified to very unique customer specifications. We routinely design, integrate and install other components and systems into our standard products, such as command, control and communication systems infrastructure, racks and cabinets and power distribution and lighting.

  Public Safety & Security Segment

        Our PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government, industrial and commercial customers. Our solutions include designing, engineering, installing and servicing physical security systems and technologies that protect people, critical infrastructure, strategic assets, and property and make facilities more secure and efficient. We provide solutions in such areas as the design, engineering and operation of command and control centers; the design, engineering, deployment and integration of access control; building automation and control; communications; digital and closed circuit television security and surveillance; fire and life safety; maintenance and services and product support services.

        We provide solutions for customers in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers. For example, we provide biometrics and other access control technologies to customers such as pipelines, electrical grids, municipal port authorities, power plants, communication centers, large data centers, government installations and other commercial enterprises. We have comprehensive experience providing engineering and design services at any phase of a project lifecycle, including program management, engineering design, system engineering, operations and maintenance, and integrated telecommunications.

        Security Systems Integration.    We have broad experience integrating security services and solutions across a number of network and communications platforms. In particular, our non-federal business has extensive experience and has developed significant customer relationships by providing best-in-class systems integration services on a variety of platforms including digital (IP) surveillance and security, building automation systems and controls, fire and life safety systems, access control and perimeter protection, and service and maintenance of the aforementioned systems.

Competitive Strengths

        We believe we have robust capabilities, customer relationships and past performance qualifications in our respective business areas, including a work force that is experienced with the various programs we service and the customers we serve. We believe the following key strengths distinguish us competitively:

  •
  Significant and highly specialized experience.  Through existing customer engagements and the government-focused acquisitions we have completed over the past several years, we have amassed significant and highly specialized experience in areas directly related to C5ISR, including cybersecurity, cyberwarfare, information assurance and situational awareness; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation, UAV products and technology, advanced network engineering and IT services; and public safety, security and surveillance systems integration. We also produce products and provide solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and Warfighter systems, including electronic attack and electronic warfare systems. This collective experience, or past performance qualifications, is a requirement for the majority of our contract vehicles and customer engagements. Further enhancing our specialized expertise, many of our approximately 4,000 employees have national security clearances, including top secret and higher. We believe these characteristics represent a significant competitive strength and position us to win renewal or follow-on business.

  •
  Specialized national security focus aligned with mission-critical national security priorities.  Continued concerns related to the threats posed by certain foreign nations and terrorists have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding relatively low-cost, high-technology solutions to assist in national security missions. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government:

  •
  Intelligence, surveillance and reconnaissance

  •
  Command, control and combat systems

  •
  Unmanned systems

  •
  Ballistic missile defense

  •
  Cybersecurity and information assurance

  •
  Satellite communications and radio frequency detection

  •
  Diverse base of key contracts with low concentration.  Many of our contracts are single-award, where Kratos is the only awardee by the customer. Additionally, as a result of our business development focus on securing key contracts, we are also a preferred contractor on numerous multi-year, government-wide acquisition contracts ("GWACs") and multiple award contracts. Our preferred contractor status provides us with the opportunity to bid on billions of dollars of business each year against a discrete number of other pre-qualified companies. We have a highly diverse base of contracts with no contract representing more than 3% of 2011 revenue. Our fixed-price contracts, almost all of which are production contracts, represent approximately 75% of our 2011 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 14% and 11%, respectively, of our 2011 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.

  •
  In-depth understanding of client missions.  We have a reputation for providing mission-critical products, services and solutions to our clients. Our long-term relationships with the U.S. Army, U.S. Navy and U.S. Air Force and other national security related customers enable us to develop an in-depth understanding of their missions and technical needs. In addition, the majority of our employees are located at our customer sites, at secure manufacturing facilities or at critical infrastructure locations, all of which provides valuable strategic insight into our clients' ongoing missions and future program requirements. This understanding of our clients' missions, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our clients' specific requirements and evolving mission objectives. In addition, once we are on-site with a customer, we have historically been successful in winning recompete business.

  •
  Significant cash flow visibility driven by stable backlog.  As of December 25, 2011, our total backlog was approximately $1.1 billion, of which approximately $472 million was funded backlog. The majority of our sales are from orders issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts.

  •
  Highly skilled employees and an experienced management team.  We deliver our services through a skilled workforce of approximately 4,000 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. Members of our management team have experience growing businesses both organically and through acquisitions. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable employee base, many of whom hold national security clearances, allows us to qualify for and bid on larger projects in a prime contracting role.

Our Strategy

        Our strategy is to aggressively grow our business as a leading provider of highly differentiated products, solutions and services in our core areas of focus, as noted above, by delivering comprehensive, high-end engineering services, technical solutions, product manufacturing, and IT solutions to U.S. Government agencies while improving our margin rates and overall profitability. To achieve our objective, we intend to accelerate internal growth and pursue strategic acquisitions.

Accelerate Internal Growth

        We are focused on accelerating our internal growth rate by capitalizing on our current contract base and customer relationships, expanding product, solution and service offerings provided to our existing clients, and expanding our client and contract base.

        Expand Product, Solution and Service Offerings Provided to Existing Clients.    We are focused on expanding the products, solutions and services we provide to our current clients by leveraging our strong relationships, technical capabilities and past performance record, and by offering a wider range of comprehensive products and solutions as we continue to acquire companies with new areas of specialization. In regard to new areas of specialization, our recent acquisitions have expanded our product and service offerings to include manufacturing of specialized defense electronics products and integrated technology solutions for satellite communications. We believe our understanding of client missions, processes and needs, in conjunction with our C5ISR offerings, including cybersecurity, cyberwarfare and situational awareness, positions us to capture new work from existing clients. Moreover, we believe our strong past performance record positions us to expand the level of services we provide to our clients

        Capitalize on Current Contract Base.    We are pursuing new program and contract opportunities and awards as we build the business with our expanding customer base, contract portfolio, and product, solution and service offerings. We are aggressively pursuing task orders under existing contract vehicles to maximize our revenue and strengthen our client relationships. We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our clients' needs should position us to win additional task orders.

        Expand Client and Contract Base.    We are also focused on expanding our client base into areas with significant growth opportunities by leveraging our capabilities, industry reputation, long-term client relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue additional higher value work and to further diversify our revenue base across the U.S. Government.

        Improve Operating Margins.    We believe that we have opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, improving efficiencies and reducing costs, and concentrating our efforts on increasing the percentage of revenues generated from high value-added contracts.

        Capitalize on Corporate Infrastructure Investments.    In recent periods, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience in the national security industry, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements, expanding our Sensitive Compartmented Information Facilities and other corporate facilities, and expanding our backlog and bid and proposal pipeline. We will be allocating additional resources in our pursuit of new and larger contract opportunities, leveraging our increased scale and robust past performance qualifications. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Pursuit of Strategic Acquisitions

        We intend to supplement our organic growth by identifying, acquiring and integrating businesses that meet our primary strategic objectives of expanding our customer relationships, enhancing our current portfolio, increasing our overall past performance qualifications and furthering our strategic positioning on national security priority programs. Our senior management team has significant acquisition experience. See Note 3 of the Notes to Consolidated Financial Statements contained within this Annual Report for further information regarding our acquisitions.

  Acquisitions in the KGS segment

        On November 15, 2011, we acquired SecureInfo Corporation ("SecureInfo) for $18.7 million in cash, which does not include an estimated $1.5 million in potential earn-outs to be paid in the first half of 2012. Based in northern Virginia, SecureInfo is a leading cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the DoD, the DHS and large commercial customers, including market-leading cloud computing service providers.

        On July 27, 2011, we acquired Integral Systems, Inc. ("Integral") in a cash and stock transaction valued at $241.0 million. As consideration for the acquisition of Integral, each Integral stockholder (i) received $5.00 per share of Integral common stock, in cash, for an aggregate payment of approximately $131.4 million and (ii) was issued 0.588 shares of our common stock for each share of Integral common stock, for an aggregate of approximately 10.4 million shares of our common stock valued at $108.7 million. The cash portion of the acquisition was substantially funded with the gross proceeds from the sale of our 10% Senior Secured Notes due 2017 in the aggregate principal amount of $115.0 million issued on July 27, 2011. In addition, upon completion of the merger (i) each outstanding Integral stock option with an exercise price less than $13.00 per share was, if the holder thereof had so elected in writing, cancelled in exchange for an amount in cash equal to the product of the total number of shares of Integral common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding, (ii) each outstanding Integral stock option with an exercise price equal to or greater than $13.00 per share and each Integral in-the-money option the holder of which had not made the election described in (i), above, was converted into an option to purchase Company common stock, with the number of shares subject to such option adjusted to equal the number of shares of Integral common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent, and (iii) each outstanding share of restricted stock granted under an Integral equity plan or otherwise, whether vested or unvested, was cancelled and converted into the right to receive $13.00, less the amount of any tax withholding. Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of RF interference. Integral's customers include U.S. and foreign commercial, government, military and intelligence organizations. For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk.

        On March 25, 2011, we acquired Herley Industries, Inc. ("Herley") in a cash tender offer to purchase all of the outstanding shares of Herley common stock. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, we paid total aggregate cash consideration of $270.7 million in respect of the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control of Herley. In addition, upon completion of the merger, all unexercised options to purchase Herley common stock were assumed by us and converted into options to purchase our common stock, entitling the holders thereof to receive 1.3495 shares of our common stock for each share of Herley common stock underlying the options. Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley's products represent key components in the national security efforts of the U.S., as they are employed in mission critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cybersecurity applications.

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

Customers

        A representative list of our customers in our KGS segment during 2011 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, the DHS, NASA, Foreign Military Sales ("FMS"), the U.S. Southern Command, U.S. Intel Community and certain classified customers. In 2011, representative customers in the PSS segment included Port of Long Beach, Port Authority of New York & New Jersey, Prudential, New York University, Fidelity, Scripps Clinic, PNC Bank, Halliburton, AT&T, Chevron, Mellon Bank, Calpine Power Plants, Capital Health, DuPont Fabros, BP America, University of Houston, Meridian Health and Memorial Hermann Hospital System.

        Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 86%, 87% and 74% of total revenues in 2009, 2010, and 2011, respectively.

Backlog

        As of December 25, 2011 and December 26, 2010, our total backlog was approximately $1.1 billion and $674 million, respectively, of which $472 million was funded as of December 25, 2011 and $292 million was funded as of December 26, 2010. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from GWACs or General Services Administration ("GSA") schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts, based on our experience under such contracts and similar contracts. Unfunded backlog also includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.

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

Employees

        As of December 25, 2011, we had a work force of approximately 4,000 full-time, part-time and on-call employees, many of whom hold an active national security clearance.

Competition

        Our market is competitive and includes the full range of companies in the U.S. defense industry and the information, services and security integration industries. Many of the companies that we compete against have significantly greater financial, technical and marketing resources and generate greater revenues than we do. Competition in the federal business segment includes tier one, large U.S. Government contractors such as Northrop Grumman, Lockheed Martin, General Dynamics, SAIC, ITT Systems, Computer Sciences Corporation, ARINC, Raytheon, BAE Systems, and CACI. While we view government contractors as competitors, we often team with these companies in joint proposals or in the delivery of our services for customers. Tier two competitors include smaller and mid-tier government contractors such as Mercury Computer Systems, Anaren, Ducommun, VSE Corporation, and Dynamics Research Corporation. Intense competition and long operating cycles are both key characteristics of our business within the defense industry. It is common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, Diebold, and Convergent Technologies.

        We believe that the principal competitive factors in our ability to win new business include past performance qualifications, domain and technology expertise, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, including the large number of personnel with government security clearances, and project management expertise. We believe our ability to compete also depends on a number of additional factors, including the ability of our customers to perform the services themselves and competitive pricing for similar services. There is intense competition among many companies in the IT and services markets, which are generally more labor intensive with highly competitive margin rates and contract performance periods of shorter duration. Competitors in the IT and services markets include the defense industry participants mentioned above as well as many other large and small entities with specialized expertise.

Our ability to successfully compete in the IT and services markets depends on a number of factors. The most important factor is the ability to deploy skilled professionals, many of whom require national security clearances, at competitive prices across the diverse spectrum of these markets.

        In the U.S. defense industry, IT, and services markets, the U.S. Government has stressed competition and affordability in connection with its future procurement of products and services. This may lead to fewer sole source awards, as well as more emphasis on cost competitiveness. In addition, the DoD has announced several initiatives to improve efficiency, refocus priorities, modify contract terms, and enhance DoD best practices including those used to procure goods and services from defense contractors. See the Industry Background section in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A "Risk Factors" contained within this Annual Report. These initiatives, when implemented, together with planned reductions in defense spending levels, are likely to result in fewer new opportunities for our industry as a whole with more demanding terms. A reduced opportunity set is likely to intensify competition within the industry as companies compete for a more limited set of new programs.

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

Item 1A.    Risk Factors

        You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report and other reports and filings made with the SEC in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the price of our common stock could decline. You should also refer to the other information contained in this Annual Report, including our consolidated financial statements and related notes.

Risks Related to Our Business

Our business could be adversely affected by changes in the contracting or fiscal policies of the U.S. Government and governmental entities.

        We derive a significant portion of our revenue from contracts with the U.S. Government and government agencies and subcontracts under U.S. Government prime contracts, and the continued success and growth of our business will continue to depend on our successful procurement of government contracts, either directly or through prime contractors. With the passage of the Budget Control Act of 2011 ("Budget Control Act"), current projections of the DoD indicate that government spending is expected to decrease. Any such reductions or other government budgetary constraints and any changes in government contracting policies could directly affect our financial performance. Among the factors that could adversely affect our business are:

  •
  changes in fiscal policies or decreases in available government funding, including budgetary constraints affecting U.S. Government spending generally or specific departments or agencies in particular;

  •
  the adoption of new laws or regulations or changes to existing laws or regulations;

  •
  changes in political or social attitudes with respect to security and defense issues;

  •
  changes in U.S. Government programs or requirements, including the increased use of small business providers;

  •
  increases in the U.S. Government initiatives related to in-sourcing;

  •
  changes in or delays related to U.S. Government restrictions on the export of defense articles and services;

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

Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

        The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several fiscal years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds committed on a contract, we are at risk for reimbursement of those costs until additional funds are appropriated. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the recently enacted Consolidated Appropriations Act of 2012, which decreased DoD funding by 3.3% from 2011 levels. The impact, severity and duration of the current U.S. economic situation and sweeping economic plans adopted or to be adopted by the U.S. Government could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event that government funding for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our financial position, results of operations, and/or cash flows.

        In August 2011, Congress passed the Budget Control Act which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. Government to significantly reducing the federal deficit over ten years. The Budget Control Act caps discretionary spending through 2021, reducing federal spending by approximately $900 billion relative to the fiscal year 2012 Presidential Submission, and also establishes a Bi-Partisan Congressional Joint Select Committee on Deficit Reduction ("the Joint Committee") for identifying an additional $1.2 trillion to $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline thereby triggering a second provision of the Budget Control Act called "sequestration," which calls for substantial automatic spending cuts split between defense and non-defense programs beginning in 2013 and continuing over a nine-year period. While we believe efforts may be underway to prevent the automatic spending cuts scheduled to begin in 2013, the outcome is uncertain and we are unable to predict whether the automatic cuts required by the Budget Control Act will have an adverse effect on funding for our individual programs. Long-term funding for various programs in which we participate could be reduced, delayed or cancelled. In addition, these cuts could adversely affect the viability of the suppliers and subcontractors under our programs. While we believe that our business is well-positioned in areas that the DoD has previously indicated remain areas of focus for future defense spending, the impact of the Budget Control Act remains unknown and our business and industry could be materially adversely affected.

If we fail to establish and maintain important relationships with government entities and agencies and other government contractors, our ability to bid successfully for new business may be adversely affected.

        To develop new business opportunities, we primarily rely on establishing and maintaining relationships with various government entities and agencies. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so could materially adversely affect our ability to compete successfully for new business. In addition, we often act as a subcontractor or in "teaming" arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. Government or government agencies. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could be materially adversely affected if any prime contractor or teammate chooses to offer a client services of the type that we provide or if any prime contractor or teammate teams with other companies to independently provide those services.

We depend on U.S. Government agencies as our primary customer, and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.

        In fiscal 2009, 2010 and 2011, we generated 86%, 87% and 74%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and growing these revenues. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred (or proposed for suspension or debarment) from contracting with government agencies for any reason, the amount of business with the U.S. Government would decrease and our future revenues and growth prospects would be adversely affected.

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

        Government contracts frequently include provisions that are not standard in private commercial transactions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. Government to:

  •
  terminate our existing contracts;

  •
  reduce potential future income from our existing contracts;

  •
  modify some of the terms and conditions in our existing contracts;

  •
  suspend or permanently prohibit us from doing business with the U.S. Government or with any specific government agency;

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

        As of December 25, 2011 and December 26, 2010, our total backlog was approximately $1.1 billion and $674 million, respectively, of which $472 million was funded as of December 25, 2011 and $292 million was funded as of December 26, 2010. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. The remaining $592 million of our total backlog as of December 25, 2011 is unfunded. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC or GSA schedules beyond awarded or funded task orders but does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular clients, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

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

        In connection with the acquisition of Herley and Integral, we incurred $285.0 million and $115.0 million of indebtedness, respectively. As of December 25, 2011, we had approximately $655.9 million of total indebtedness outstanding, which includes $22.8 million of unamortized debt premium, and $1.3 million of capital lease obligations. As a result of this increased indebtedness, our interest payment obligations have increased significantly. The degree to which we are leveraged could have adverse effects on our business, including the following:

  •
  it may make it difficult for us to satisfy our obligations under our outstanding Notes (as defined below), other indebtedness and contractual and commercial commitments;

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

  •
  it may prevent us from raising the funds necessary to repurchase our outstanding Notes tendered to us if there is a change of control, which would constitute a default under the indenture governing such notes and under our credit facility; and

  •
  it may decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

        Our ability to meet our debt service obligations will depend upon our future performance, which may be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Despite our current indebtedness level, we and our subsidiaries may incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

        We may incur substantial additional indebtedness in the future. Although the indenture and the amended credit and security agreement governing our credit facility will limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. For example, indebtedness in excess of $25.0 million may be incurred under our credit facility in reliance on the $15.0 million general debt basket as well as the fixed charge debt incurrence test under which additional indebtedness may be secured subject to certain conditions. In addition, the indenture and the amended credit and security agreement governing our credit facility will not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

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

        Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.

        If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our indebtedness. If the amounts outstanding under any of our indebtedness, were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

A portion of our business is conducted through foreign subsidiaries, and the failure to generate sufficient cash flow from these subsidiaries or otherwise repatriate or receive cash from these subsidiaries could result in our inability to repay our indebtedness.

        As of December 25, 2011, approximately 3.9% of our consolidated assets were held by foreign subsidiaries. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries. In general, when an entity in a foreign jurisdiction repatriates cash to the U.S., the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our foreign subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited and only offset the tax paid in the foreign jurisdiction, not the excess of the U.S. tax rate over the foreign tax rate. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our indebtedness, there may be a cost associated with repatriating the cash to the U.S.

The indenture and the amended credit and security agreement governing our credit facility impose significant operating and financial restrictions on us and our subsidiaries that may prevent us and our subsidiaries from pursuing certain business opportunities and restrict our ability to operate our business.

        The indenture and the amended credit and security agreement governing our credit facility contain covenants that restrict our and our subsidiaries' ability to:

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

        Our credit facility also requires us to comply with specified financial ratios, including a borrowing base availability and minimum fixed charge coverage ratio. Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not be able to satisfy those requirements. Our failure to comply with our debt-related obligations of our credit facility could result in an event of default under our other indebtedness and the acceleration of such indebtedness, in whole or in part, could result in an event of default under the indenture.

        The restrictions contained in the indenture and in the amended credit and security agreement governing our credit facility will also limit our ability and the ability of our subsidiaries to plan for or react to market conditions and meet capital needs or otherwise restrict our respective activities or business plans and adversely affect our ability to finance our respective operations, enter into acquisitions or engage in other business activities that would be in our respective interests.

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

We have incurred and may continue to incur goodwill impairment charges in our reporting entities, which could harm our profitability.

        As of December 25, 2011, goodwill represented approximately 47% of our total assets. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350 Intangibles—Goodwill and Other ("Topic 350") we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.

        The identification and measurement of impairment involves the estimation of the fair value of reporting units. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things. Our annual goodwill impairment assessment for 2011 resulted in an estimated fair value over net carrying value of our KGS reporting unit of approximately 3.5%. Given the current market conditions and continued economic uncertainty in the U.S. defense industry as a result of the Budget Control Act, the fair value of our KGS reporting unit may deteriorate, resulting in an impairment of our goodwill within that unit. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

        During 2010 and 2011, we acquired seven companies. We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy, and we may in the future acquire additional businesses that we believe could complement or expand our business or increase our customer base. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

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

  •
  difficulties or delays in transitioning U.S. Government contracts pursuant to federal acquisition regulations;

  •
  challenges in demonstrating to customers of Kratos and to customers of acquired businesses that the acquisition will not result in adverse changes in customer service standards or business focus;

  •
  possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters; and

  •
  inability to generate sufficient revenue to offset acquisition costs.

        Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Government or other clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our net operating loss ("NOL") carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.

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

        Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an "ownership change" occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). In general, an ownership change occurs when shareholders owning 5% or more of a "loss corporation" (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. In March 2010, an "ownership change" occurred and as a result, our ability to utilize NOL carryforwards will be limited to $28.1 million a year for the five years succeeding the ownership change and $11.6 million per year thereafter. If the entire limitation amount is not utilized in a year, any excess can be carried forward and utilized in future years. For the fiscal year ended December 25, 2011, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an "ownership change." If and when any other "ownership change" occurs, utilization of the NOL or other tax attributes may be further limited.

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

        In addition, payments due to us from U.S. Government agencies may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The U.S. Government's fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our clients may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of the federal fiscal year or the first quarter of the subsequent year. The U.S. Government's fiscal year end can also trigger increased purchase requests from clients for equipment and materials. Any increased purchase requests we receive as a result of the U.S. Government's fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

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

  •
  the length of sales cycles.

        Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down our debt under the credit facility. In addition, fluctuations in our financial results could cause our stock price to decline.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 19% and 67%, respectively, of our federal business revenues for the year ended December 25, 2011. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.

        We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our U.S. Government customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers' delivery requirements and schedules, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. If our government or prime contractor customers' requirements should change or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

Failure to properly manage projects may result in additional costs or claims.

        Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet clients' expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date. If the project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

We use estimates when accounting for contracts and any changes in such estimates could have an adverse effect on our profitability and our overall financial performance.

        When agreeing to contractual terms, our management makes assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, complexity of the work to be performed, cost and availability of materials, impact of delayed performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions are made regarding the length of time to complete a contract since costs also include expected increases in wages, prices for materials and allocated fixed costs. Similarly, assumptions are made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Suppliers' assertions are also assessed and considered in estimating costs and profit rates.

        Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance. See the Critical Accounting Policies and Estimates section in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this Annual Report.

The loss of any member of our senior management could impair our relationships with U.S. Government clients and disrupt the management of our business.

        We believe that the success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with U.S. Government personnel contribute to our ability to maintain strong client relationships and to identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations and to otherwise manage our business.

If we fail to attract and retain skilled employees or employees with the necessary national security clearances, we might not be able to perform under our contracts or win new business.

        The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced IT and/or engineering skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Certain U.S. Government contracts require us, and some of our employees, to maintain national security clearances. Obtaining and maintaining national security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold national security clearances. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract and we may lose revenue.

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

If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.

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

        If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate U.S. Government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients' expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency's costs of reprocurement, could damage our reputation and could hurt our ability to compete for future contracts.

        We also are required to procure certain materials and parts from supply sources approved by the U.S. Government. The inability of a supplier to meet our needs or the appearance of counterfeit parts in our products could have a material adverse effect on our financial position, results of operations or cash flows.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the U.S. Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

        U.S. Government agencies, including the Defense Contract Audit Agency ("DCAA"), routinely audit and investigate government contracts and government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including: control environment and overall accounting system, general IT system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. The current audits and reviews have become more rigorous, and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.

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

        We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our clients, prime contractors, subcontractors and vendors and may impose added costs on us. New regulations or procurement requirements (including, for example regulations regarding counterfeit parts) or changes to current requirements, could increase our costs and risk of non-compliance. Our role as a contractor to agencies and departments of the U.S. Government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. Government agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

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

Security breaches in sensitive U.S. Government systems could result in the loss of clients and negative publicity.

        Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. Government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for U.S. Government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue.

Our employees may engage in misconduct or other improper activities, which could cause us to lose contracts.

        We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with U.S. Government procurement regulations, engaging in unauthorized activities or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation and could result in a loss of contracts and a reduction in revenues. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual employee misconduct could result in investigations or prosecutions of employees engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.

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

We may be harmed by intellectual property infringement claims, and our failure to protect our intellectual property could enable competitors to market products and services with similar features.

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

        Some of the technology that is developed by us is developed under contract for our DoD customers. Accordingly, such intellectual property and rights to technology development are owned by the U.S. Government.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

        Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 25, 2011. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls.

The commercial business arena in which we operate has relatively low barriers to entry, and increased competition could result in margin erosion, which would make profitability even more difficult to sustain.

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

Some of our contracts with the U.S. Government are classified, which may limit investor insight into portions of our business.

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

        As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to the loss of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

        Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

We are subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

        As a result of the acquisition of Gichner Holdings, Inc. ("Gichner"), we use hazardous materials common to the industry in which Gichner operates. We are required to follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Toxic Substances Control Act. We could be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur significant other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customers' delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits and adversely affect our financial condition. Permits are required for our operations, and these permits are subject to renewal, modification and, in some cases, revocation.

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

        The stock market in general and the stock prices of government services companies in particular have experienced volatility that has often been unrelated to or disproportionate to the operating performance of those companies. These broad market fluctuations may negatively affect the market price of our common stock. From December 26, 2010 to December 25, 2011, our closing stock price ranged from $4.65 to $14.52. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock.

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

We have a stockholder rights plan, which may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders' ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

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

        The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC's adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

        Sarbanes-Oxley Act required changes in some of our corporate governance and securities disclosure and compliance practices. Under Sarbanes-Oxley, publicly held companies, including us, are required to, among other things, furnish independent annual audit reports regarding the existence and reliability of their internal control over financial reporting and have their chief executive officer and chief financial officer certify as to the accuracy and completeness of their financial reports.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 25, 2011, we owned or leased approximately 2.1 million square feet of floor space at approximately 81 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 25, 2011, we leased to third parties approximately 168,000 square feet of our leased facilities, and had vacant floor space of approximately 45,000 square feet. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.

        We have major operations at the following locations:

        Kratos Government Solutions—Huntsville, AL; San Diego, CA; Colorado Springs, CO; Fort Walton Beach and Orlando, FL; Lancaster and Dallastown, PA; Charleston and Walterboro, SC; and Dahlgren, Alexandria and Chantilly, VA. Locations outside the U.S. include France, Israel and the United Kingdom.

        Public Safety and Security—Fullerton, CA; Newport, DE; Indianapolis, IN; Fairlawn, NJ and Houston, TX.

        Corporate and other locations—San Diego, CA.

        The following is a summary of our floor space at December 25, 2011:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	621	1,284	1,905
Public Safety and Security	—	177	177
Corporate (includes San Diego operations of KGS and PSS segments)	—	36	36

Total	621	1,497	2,118

        See Note 6 of the Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Item 3.    Legal Proceedings

IPO Securities Litigation

        Kratos and certain of our officers and directors were previously defendants in several parallel class action shareholder complaints filed in the U.S. District Court for the Southern District of New York, consolidated under the caption In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. These complaints were consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the "IPO Cases").

        On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the court for preliminary approval. The court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10,

2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Notices of appeal of this decision were filed. In January 2012, the last objection to the decision was settled. All remaining appeal rights have expired.

Integral Systems, Inc.

        Integral, which we acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that an administrative settlement had been reached concluding the SEC's investigation.

        In conjunction with its announcement of the administrative settlement, the SEC disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince in a case captioned United States Securities and Exchange Commission v. Steven R. Chamberlain, Elaine M. Brown, and Gary A. Prince, Case No. 09-CV-01423, pending in the United States District Court for the District of Columbia. The SEC seeks permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, we have assumed these indemnification obligations. The indemnification agreements each provide, subject to certain terms and conditions, that we shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in December 2011, and we are advancing payment of indemnifiable costs pursuant to the indemnification agreements.

Other Litigation and Government Reviews and Investigations

        In addition to the foregoing matters, from time to time, we may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol "KTOS."

        The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year Ended December 25, 2011:
Fourth Quarter	$7.89	$4.65
Third Quarter	$12.38	$7.57
Second Quarter	$14.22	$10.45
First Quarter	$14.52	$12.92
Year Ended December 26, 2010:
Fourth Quarter	$12.37	$10.35
Third Quarter	$12.00	$9.36
Second Quarter	$15.56	$9.82
First Quarter	$15.00	$9.27

Holders of Record

        On February 17, 2012, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $6.68 per share. On February 17, 2012, there were 381 shareholders of record of our common stock.

Dividend Policy

        We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by both the indenture entered into in connection with the issuance of our 10% Senior Secured Notes due 2017 and our amended credit and security agreement, each as discussed in the section entitled "Liquidity and Capital Resources" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2012 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2011.

Performance Graph

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act of 1934 as amended (the "Exchange Act"), except to the extent that we specifically incorporate it by reference into such filing.

        The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and an industry index, including an old peer group composed of AeroVironment Inc., CACI International Inc., General Dynamics Corp., L3 Communications Holdings Inc., Lockheed Martin Corp., Mantech International Corp., NCI Inc., SAIC Inc., SRA International Inc., and WPCS International Inc., and a new peer group of AeroVironment, Anaren, API Technologies, Dynamics Research Corporation, iRobot, and Mercury Computer Systems for the period commencing December 31, 2005 and ending December 25, 2011. The new peer group reflects the change in products and solutions we offer as a result of our acquisitions in 2011. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer groups, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

        COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

        Among Kratos Defense & Security Solutions, Inc, the Russell 2000 Index,
an Old Peer Group and a New Peer Group

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following table sets forth information concerning the repurchase of shares of our common stock in each fiscal month during the year ended December 25, 2011, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
11/28/2011 - 12/25/2011(1)	2,000,000	$5.45	2,000,000	$—

(1)
On December 1, 2011, we paid $10.9 million to repurchase 2.0 million shares of our common stock in a block transaction in the open market from an institutional investor for $5.45 per share. No other purchases were made during the fiscal year ended December 25, 2011.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this Annual Report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	December 31, 2007	December 28, 2008	December 27, 2009	December 26, 2010	December 25, 2011
Consolidated Statements of Operations Data:
Revenues	$180.7	$286.2	$334.5	$408.5	$723.1
Gross profit	29.7	51.3	63.6	84.3	192.2
Operating income (loss)	(23.6)	(93.2)	(27.0)	23.1	28.2
Provision (benefit) for income taxes	1.3	(0.7)	1.0	(12.7)	1.9
Income (loss) from continuing operations	(27.2)	(104.0)	(38.3)	14.6	(24.7)
Income (loss) from discontinued operations	(13.6)	(7.1)	(3.2)	(0.1)	0.5
Net income (loss)	$(40.8)	$(111.1)	$(41.5)	$14.5	(24.2)
Income (loss) from continuing operations per common share
Basic	$(3.67)	$(11.18)	$(2.76)	$0.88	$(0.90)
Diluted	$(3.67)	$(11.18)	$(2.76)	$0.87	$(0.90)
Income (loss) from discontinued operations per common share
Basic	$(1.84)	$(0.77)	$(0.23)	$(0.01)	$0.02
Diluted	$(1.84)	$(0.77)	$(0.23)	$(0.01)	$0.02
Net income (loss) per common share
Basic	$(5.51)	$(11.95)	$(2.99)	$0.87	$(0.88)
Diluted	$(5.51)	$(11.95)	$(2.99)	$0.86	$(0.88)
Weighted average shares:
Basic	7.4	9.3	13.9	16.6	27.4
Diluted	7.4	9.3	13.9	16.9	27.4

	December 31, 2007	December 28, 2008	December 27, 2009	December 26, 2010	December 25, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8.9	$3.7	$9.9	$10.8	$69.8
Working capital	23.4	35.0	37.1	65.8	207.2
Total assets	335.3	312.4	241.6	535.7	1,216.4
Short-term debt	2.7	6.1	4.7	0.6	1.6
Long-term debt	74.0	76.9	51.6	226.1	631.5
Long-term debt premium	—	—	—	—	22.8
Total stockholders' equity	$167.2	$146.9	$124.9	$169.9	$312.6

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

        Certain of the information set forth herein, including costs and expenses that exclude the impact of stock-based compensation expense, amortization expense of purchased intangibles, and the discussion of net debt, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of certain expenses that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles ("GAAP"). Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures we report may not be comparable to similarly titled amounts reported by other companies.

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

Overview

        We are a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Our core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance ("C5ISR"). We manufacture and design specialized electronic defense components for electronic attack and electronic warfare platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons trainers and e-learning tools; advanced network engineering and IT services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas.

        Our primary end customers are U.S. Government agencies, including the DoD, classified agencies, intelligence agencies, other national security agencies and homeland security related agencies. We believe our stable client base, strong client relationships, broad array of contract vehicles, considerable employee base possessing national security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

Industry Background

Department of Defense Drives Strategic Priorities for the Company

        The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. Although defense spending is expected to remain a national priority within future federal budgets, the Budget Control Act committed the U.S. Government to reduce the federal deficit over the next ten years. Under the Budget Control Act, the Joint Committee was responsible for identifying $1.2 to 1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify such reductions by this deadline thereby triggering a provision of the Budget Control Act called "sequestration," which requires substantial automatic spending cuts split between defense and non-defense programs beginning in 2013 and continuing over a nine-year period. Both the Obama Administration and many members of Congress have indicated that sequestration is not the preferred method of deficit reduction and that alternatives should be pursued. The outcome of the efforts to prevent automatic spending cuts in 2013 and future years is uncertain.

        The Obama Administration disclosed its FY13 budget in February 2012. This included a DoD budget of $613.9 billion, 5% below the enacted FY12 budget and 8.5% below the FY12 requested budget. The FY13 base budget request of $525.4 billion results in a flat year-over-year budget for FY13 (excluding supplementals) with the reduction in the budget from FY12 coming from the Overseas Contingency Operations budget. The President's submission starts the long process of passing a spending bill and congressional hearings will continue through May 2012. The elections in November are expected to generate significant political dialogue around the federal deficit and potential cuts in government spending; as a result, actual funding levels in the final enacted budget could be significantly delayed.

        While the real rate of growth in the top line defense budget has declined, the U.S. Government's budgetary process continues to give us good visibility with respect to future spending and the threat areas that the government is addressing and our current contracts and strong backlog provide us with good insight regarding our future cash flows. The proposed FY13 budget, which included $259 billion in spending reductions required by the Budget Control Act, also outlined long-term plans showing flat to 1% growth in the outyears. We believe that spending on modernization and maintenance of defense, intelligence and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the DoD Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of UAVs, cybersecurity, ballistic missile defense, space programs and science and technology efforts, where the proposed defense budget for FY13 has actually allocated increased funding.

Current Reporting Segments

        We operate in two principal business segments: Kratos Government Solutions and Public Safety & Security. We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The consolidated financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 14 of Notes to Consolidated Financial Statements contained within this Annual Report. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

  Kratos Government Solutions Segment

        Our KGS segment provides products, solutions and services primarily for mission critical national security priorities. KGS customers primarily include national security related agencies, the Department of Defense, intelligence agencies and classified agencies. Our work includes weapon systems sustainment, lifecycle support and extension; C5ISR services, including related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation; UAV products and technology; advanced network engineering and IT services; and public safety, security and surveillance systems integration. We produce products, solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and Warfighter systems. The results of our acquisitions of Herley, Integral, SecureInfo, Southside Container and Trailer, LLC ("SCT"), DEI Services Corporation ("DEI") and Gichner are included in this segment.

  Public Safety & Security Segment

        Our PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical information, and security and surveillance systems for government and commercial applications. Our solutions include designing, installing and servicing building technologies that protect people, critical infrastructure, assets, information and property and make facilities more secure and efficient. We provide solutions in such areas as the design, engineering and operation of command and control centers, the design, engineering, deployment and integration of access control, building automation and control, communications, digital and closed circuit television security and surveillance, fire and life safety, maintenance, services and product support services. We provide solutions for customers in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers. For example, we provide biometrics and other access control technologies to customers such as pipelines, electrical grids, municipal port authorities, power plants, communication centers, large data centers, government installations and other commercial enterprises. The results of our acquisition of HBE are included in this segment.

        On June 24, 2009, as a result of the continued operating losses in the Southeast division of the PSS segment (the "Southeast Division"), our board of directors approved a plan to sell and dispose of the Southeast Division. In accordance with FASB ASC Topic 205, Presentation of Financial Statements, this business unit was classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements. We recorded a $2.0 million impairment charge in the second quarter of 2009 and an additional $0.2 million in the second quarter of 2010 related to management's estimate of the fair value of the business. On August 2, 2010, we divested this division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

2011 and 2010 Strategic Acquisitions

  SecureInfo Corporation

        On November 15, 2011, we acquired SecureInfo for $18.7 million in cash, which does not include an estimated $1.5 million in potential earn-outs to be paid in the first half of 2012. Based in northern Virginia, SecureInfo is a leading cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the DoD, the DHS and large commercial customers, including market-leading cloud computing service providers.

  Integral Systems, Inc.

        On July 27, 2011, we acquired Integral in a cash and stock transaction valued at $241.1 million. As consideration for the acquisition of Integral, each Integral stockholder (i) received $5.00 per share of Integral common stock, in cash, for an aggregate payment of approximately $131.4 million and (ii) was issued 0.588 shares of our common stock for each share of Integral common stock, for an aggregate of approximately 10.4 million shares of our common stock valued at $108.7 million. The cash portion of the acquisition was substantially funded with the gross proceeds from the sale of our 10% Senior Secured Notes due 2017 in the aggregate principal amount of $115.0 million issued on July 27, 2011 at a premium of 105%.

        Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of RF interference. Integral's customers include U.S. and foreign commercial, government, military and intelligence organizations. For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost effective and reduce delivery schedules and risk.

  Herley Industries, Inc.

        On March 25, 2011, we acquired Herley in a cash tender offer to purchase all of the outstanding shares of Herley common stock. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, we paid total aggregate cash consideration of $270.7 million in respect of the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control of Herley. The fair value of the remaining non-controlling interest related to Herley as of March 25, 2011 was $16.9 million. In addition, upon completion of the acquisition, all unexercised options to purchase Herley common stock were assumed by us and converted into options to purchase our common stock, entitling the holders thereof to receive 1.3495 shares of our common stock for each share of Herley common stock underlying the options. All such options were fully vested upon completion of the acquisition and the fair value of such assumed options was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.5 million.

        To fund the acquisition of Herley, on February 11, 2011, we sold approximately 4.9 million shares of common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds of approximately $64.8 million and net proceeds of approximately $61.1 million after deducting underwriting fees and other offering expenses. We used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of Herley. To fund the remaining purchase price, we issued $285.0 million in aggregate principal amount of 10% Senior Secured Notes due 2017 at a premium of 107%.

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

  Henry Bros. Electronics, Inc.

        On December 15, 2010, we acquired HBE in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by us and converted into options to purchase our common stock upon completion of the merger. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock were assumed by us (the "HBE Options") and converted into options to purchase our common stock, entitling the holders thereof to receive 0.7715 shares of our common stock for each share of HBE common stock underlying the HBE Options. The HBE Options will be exercisable for an aggregate of approximately 0.4 million shares of our common stock.

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

  DEI Services Corporation

        On August 9, 2010, we acquired DEI in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010 and $2.5 million was earned for 2011 and is expected to be paid in March 2012, subject to potential reductions if certain cash receipts are not collected. The fair value of the DEI Contingent Consideration (as defined below) was increased by $0.4 million during the three-month period ended September 25, 2011. Pursuant to the terms of the DEI Agreement, upon achievement of certain cash receipts, revenue, earnings before interest, taxes, depreciation, and amortization ("EBITDA") and backlog amounts in 2010, 2011 and 2012, we will be obligated to pay the former stockholders of DEI certain additional contingent consideration (the "DEI Contingent Consideration"). As of December 25, 2011, the potential undiscounted amount of future DEI Contingent Consideration including the amount earned in 2011 that may be payable by us for performance under the DEI Agreement is between $2.5 million and $6.5 million, which includes $2.5 million earned for 2011. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $6.0 million.

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

  Gichner Holdings, Inc.

        On May 19, 2010, we acquired Gichner pursuant to the Stock Purchase Agreement, dated as of April 12, 2010, by and between us and the stockholders of Gichner (the "Gichner Agreement"), in a cash-for-stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ-1C Sky Warrior, Gorgon Stare, MQ-8B Fire Scout and RQ-7 Shadow UAVs, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform.

        Upon completion of the Gichner transaction, we deposited $8.1 million of the purchase price ("the Holdback") into an escrow account as security for Gichner's indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeded $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $17.1 million. We agreed to a working capital adjustment of $0.6 million, and during 2011, we paid the Holdback owed of $7.5 million.

Key Financial Statement Concepts

        As of December 25, 2011, we consider the following factors to be important in understanding our financial statements.

        KGS' business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS customers under fixed price contracts, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of FASB ASC Topic 605, Revenue Recognition ("Topic 605"). Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

        We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer's country. If we have had no prior experience with the customer, we review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If the financial condition of our customers were to deteriorate and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project. We periodically review all retainages for collectability and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks.

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

Results of Operations

Comparison of Results for the Year Ended December 26, 2010 to the Year ended December 25, 2011

        Revenues.    Revenues by operating segment for the years ended December 26, 2010 and December 25, 2011 are as follows (in millions):

	2010	2011	$ change	% change
Kratos Government Solutions Segment	$372.2	$610.9	$238.7	64.1%
Public Safety & Security Segment	36.3	112.2	75.9	209.1%

Total revenues	$408.5	$723.1	$314.6	77.0%

        Revenues increased $314.6 million from $408.5 million in 2010 to $723.1 million in 2011. The increase in revenue from 2010 to 2011 as a result of our acquisitions was $384.3 million. In the KGS segment, our acquisitions contributed $308.9 million in increased revenue from 2010 to 2011. This increase, which in 2011 includes a full year of revenue for the acquisitions we made in 2010, was offset by a reduction of $70.1 million in revenue from our existing businesses as a result of increased competitive pricing pressure experienced in our legacy services businesses, resulting in the reduction of revenues, and to a lesser extent expected reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. Government. Certain of our businesses were also impacted by the Continuing Resolutions for the U.S. Government's Fiscal 2011 and 2012 budgets, as well as contract award delays caused by competitor contract protests. In the PSS segment, the acquisition of HBE contributed $75.4 million of the $75.9 million increase.

        Product sales, which are all from the KGS segment, increased $245.8 million from $123.7 million for the year ended December 26, 2010 to $369.5 million for the year ended December 25, 2011. As a percentage of total revenue, product revenues were 30.3% for the year ended December 26, 2010 as compared to 51.1% for the year ended December 25, 2011. This increase was primarily related to the acquisitions of Herley and Integral. Service revenue decreased in the KGS segment by $7.1 million from $248.5 million for the year ended December 26, 2010 to $241.4 million for the year ended December 25, 2011. The decrease in service revenue was primarily a result of our acquisition of Integral, which had service revenue of $51.1 million offset by decreases in revenue of $58.2 million due to increased competitive pricing pressures experienced in our legacy services businesses, resulting in the reduction of revenues, and to a lesser extent expected reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. Government in certain of our businesses in the KGS segment. The increase in revenue in the PSS segment is a result of the acquisition of HBE.

        As described in the "Critical Accounting Principles and Estimates" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units produced measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

        Cost of revenues.    Cost of revenues increased $206.7 million, from $324.2 million for the year ended December 26, 2010 to $530.9 million for the year ended December 25, 2011. The increase in cost of revenues from 2010 to 2011 as a result of our acquisitions was $259.8 million. In the KGS segment, our acquisitions contributed $207.8 million of increased cost of revenues from 2010 to 2011. This increase, which in 2011 includes a full year of revenue for the acquisitions we made in 2010, was offset by a reduction of $49.3 million in cost of revenue from our existing businesses as a result of the reductions in our services revenue described previously. In the PSS segment, the acquisition of HBE contributed $52.0 million of the $53.8 million increase in cost of revenues.

        Gross margin increased from 20.6% for the year ended December 26, 2010 to 26.6% for the year ended December 25, 2011. This was primarily the result of the increase in margin on product sales from 16.7% to 27.5% for the year's ended December 26, 2010 and December 25, 2011, respectively. This increase was due primarily to the acquisitions of Herley and Integral in 2011. Gross margins on service revenues increased for the year ended December 26, 2010 as compared to December 25, 2011 from 22.3% to 25.6%, respectively, primarily due to the planned reductions of lower margin pass through work and the acquisition of Integral. Margins in the PSS segment decreased from 32.0% for the year ended December 26, 2010 to 30.0% for the year ended December 25, 2011 as a result of lower margins on our larger projects in the southwest division.

        Selling, general and administrative expenses.    Selling, general and administrative expenses ("SG&A") increased $85.2 million from $57.3 million to $142.5 million for the years ended December 26, 2010 and December 25, 2011, respectively. This increase is primarily a result of our acquisitions, which had an increase in SG&A of $85.2 million and in 2011 includes a full year of SG&A for the acquisitions we made in 2010. Included in the SG&A expenses for 2010 and 2011 are amortization of purchased intangibles of $9.2 million and $38.0 million, respectively. The increase in amortization year over year was a result of a full year of amortization for our 2010 acquisitions as well as our 2011 acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 14.0% in 2010 to 19.7% in 2011. Excluding the impact of the amortization of purchased intangibles, SG&A expenses increased from 11.8% to 14.5% of revenues for 2010 and 2011, respectively, reflecting higher SG&A margins in our acquisitions as a result of their allocations of costs between SG&A and cost of revenues which was partially offset by leverage on our corporate SG&A as a result of increased revenues.

        Research and development expenses.    Research and development expenses increased $6.8 million from $2.2 million for the year ended December 26, 2010 to $9.0 million for the year ended December 25, 2011. The increase is primarily a result of our acquisitions of Herley and Integral, which have higher research and development efforts due to their expanded product mix.

        Recovery of unauthorized issuance of stock options, stock option investigation and related fees, and litigation settlement.    In September 2010, we reached a settlement with one of our D&O insurance carriers to cover costs related to our completed stock option and DOJ investigations. The settlement received, net of legal expenses, was $1.4 million.

        Merger and acquisition expenses.    Merger and acquisition expenses for the year ended December 26, 2010 were $3.1 million, primarily related to the acquisitions of Gichner, DEI, SCT, and HBE. Merger and acquisition expenses were $12.5 million for the year ended December 25, 2011, primarily related to our acquisitions of Herley and Integral.

        Other expense, net.    For the year ended December 26, 2010, net other expense was $21.2 million compared to net other expense of $51.0 million for the year ended December 25, 2011. The increase in other expense of $29.8 million is primarily related to an increase in interest expense of $28.8 million as a result of the $285.0 million in aggregate principal amount of 10% Senior Secured Notes issued in March 2011 primarily used to fund the Herley acquisition, the issuance of $115.0 million in aggregate principal amount of 10% Senior Secured Notes in July 2011 to fund the acquisition of Integral, and the full year impact of the $225 million in aggregate principal amount of 10% Senior Secured Notes issued in May 2010, to fund the Gichner acquisition and to refinance our existing indebtedness.

        Provision (benefit) for income taxes.    The provision for income taxes increased from a benefit of $12.7 million on income of $1.9 million from continuing operations before income taxes for the year ended December 26, 2010 to a provision of $1.9 million on a loss before income taxes of $22.8 million for the year ended December 25, 2011. The benefit for the year ended December 26, 2010 was primarily related to the acquisitions of Gichner and DEI. In accordance with FASB ASC Topic 805 Business Combinations ("Topic 805"), we established deferred tax liabilities of approximately $18.2 million for the increase in the financial statement basis of the acquired assets of Gichner, and DEI, respectively. As a result of our ability to recognize deferred tax assets for certain of these deferred tax liabilities, we released the valuation allowances against our deferred tax assets and recognized an income tax benefit of $13.6 million. The provision for the year ended December 25, 2011 was primarily comprised of taxes of $3.1 million and $0.4 million for state and foreign current taxes, respectively, partially offset by a tax refund settlement of $2.1 million.

        Income (loss) from discontinued operations.    Income from discontinued operations improved from a loss of $0.1 million to income of $0.5 million for the year ended December 26, 2010 and December 25, 2011, respectively. In 2010, the loss was primarily due to a reduction in liabilities as a result of the final settlement of sales and use tax liabilities related to our discontinued wireless deployment business partially offset by losses in the Southeast Division. Revenues generated by these businesses were approximately $2.2 million and zero for the year ended December 26, 2010 and

December 25, 2011, respectively. Income (loss) before taxes was a loss of $1.0 million for the year ended December 26, 2010 and a loss of $0.1 million for the year ended December 25, 2011. For the year ended December 26, 2010 and December 25, 2011, we recognized a tax benefit of $0.8 million and $0.6 million, respectively, primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies. In August 2010, we divested our Southeast Division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

        The following table presents the results of discontinued operations (in millions):

	Year ended December 26, 2010	Year ended December 25, 2011
Revenue	$2.2	$—
Loss before taxes	(0.9)	(0.1)
Benefit for income taxes	(0.8)	(0.6)
Net income (loss)	$(0.1)	$0.5

        See Note 9 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of discontinued operations.

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

        Revenues increased $74.0 million from $334.5 million in 2009 to $408.5 million in 2010. This increase was primarily due to the acquisitions of Gichner and DEI and to a lesser extent by the acquisitions of SCT and HBE. Gichner and DEI contributed aggregate revenues of $104.8 million, and SCT and HBE contributed combined revenues of $1.9 million.

        Product sales, which are all from the KGS segment, increased $103.2 million from $20.5 million for the year ended December 27, 2009 to $123.7 million for the year ended December 26, 2010. As a percentage of total revenue, product revenues were 6.1% for the year ended December 27, 2009 as compared to 30.3% for the year ended December 26, 2010. This increase was primarily related to an air defense weapon system munitions contract we were awarded during the first quarter of 2010 and the acquisitions of Gichner and DEI. Service revenue decreased by $29.2 million from $314.0 million for the year ended December 27, 2009 to $284.8 million for the year ended December 26, 2010. The decrease in service revenue was a result of the planned reductions of lower margin pass through work and to a lesser extent expected reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. Government in certain of our businesses in the KGS segment. The increase in revenue in the PSS segment is a result of an increase in security integration projects for critical infrastructure such as pipelines, power production facilities and data centers, as well as revenue from the acquisition of HBE.

        As described in the "Critical Accounting Principles and Estimates" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units produced measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

        Cost of revenues.    Cost of revenues increased from $270.9 million for the year ended December 27, 2009 to $324.2 million for the year ended December 26, 2010. The $53.3 million increase in cost of revenues was primarily a result of the acquisition of Gichner and DEI and to a lesser extent by the acquisitions of SCT and HBE partially offset by reductions in revenue and reduced costs as a result of increased margins due to planned reductions of lower margin pass though work in our KGS segment. Gichner and DEI incurred combined cost of revenues of $85.4 million and SCT and HBE incurred combined cost of revenues of $1.2 million. Gross margin increased from 19.0% for the year ended December 27, 2009 to 20.6% for the year ended December 26, 2010. The margin on service revenue increased from 18.6% to 22.3% for the year ended December 27, 2009 and December 26, 2010, respectively. This increase was due primarily to the planned reductions of lower margin pass through work. Gross margins on product sales decreased for the year ended December 26, 2010 as compared to December 27, 2009 from 25.9% to 16.7%, respectively, as a result of the Gichner acquisition and the associated product mix. Margins in the PSS segment increased from 29.5% for the year ended December 27, 2009 to 32.0% for the year ended December 26, 2010 as a result of performance improvements and revenue growth.

        Selling, general and administrative expenses.    Selling, general and administrative expenses ("SG&A") increased $9.6 million from $47.7 million to $57.3 million for the years ended December 27, 2009 and December 26, 2010, respectively. The increase of $9.6 million was primarily due to an increase in costs of $12.5 million from the acquisitions of Gichner, DEI, SCT, and HBE offset by reduction in SG&A in our KGS segment. Included in the SG&A expenses for 2009 and 2010 are amortization of purchased intangibles of $5.7 million and $9.2 million, respectively. The increase in amortization year over year was primarily a result of the Gichner and DEI acquisitions. As a percentage of revenues, SG&A decreased from 14.3% in 2009 to 14.0% in 2010. Excluding the impact of the amortization of purchased intangibles, SG&A expenses decreased from 12.6% to 11.5% of revenues for 2009 and 2010, respectively, reflecting leverage on increased revenues.

        Research and development expenses.    Research and development expenses were $1.8 million for the year ended December 27, 2009 and $2.2 million for the year ended December 26, 2010.

        Recovery of unauthorized issuance of stock options, stock option investigation and related fees, and litigation settlement.    In October 2009, we reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. The benefit in 2009 of $0.2 million is a result of the reduction in our estimated accrual related to this litigation, offset by expenses related to government inquiries by the DOJ, which were completed in 2009, related to our historical stock option granting practices. In September 2010, we reached a settlement with one of our D&O insurance carriers to cover costs related to our completed stock option and DOJ investigations. The settlement received, net of legal expenses, was $1.4 million.

        Impairment of goodwill.    During the first quarter of 2009, we determined that a triggering event had occurred in accordance with Topic 350. This resulted in an impairment charge of $41.3 million during the first quarter of 2009. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we use the income approach and validate its reasonableness by comparing to the market approach and by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we performed our analysis. The average market price of our stock as of February 28, 2009 was $7.80, which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008, which had an average stock price of $12.90. We reconcile the fair value of our reporting units to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital ("WACC") increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

        Our forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. Our historical growth rates and operating results are not indicative of our future growth rates and operating results as a consequence of our transformation from a commercial wireless service provider to a U.S. Government defense contractor. The decline in revenues, which was expected by us, was primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Certain of the contract awards that were legacy small business awards to businesses which we acquired may result in a reduction of revenues when the contracts are completed and recompeted and awarded to us as a subcontractor rather than as a prime contractor. Our contracts are long-term in nature and are supported by significant backlog. Because our contracts are of a long-term nature, a majority of our receivables are with agencies within the U.S. Government or we are a subcontractor to a customer whose receivables are with the agencies within the U.S. Government, we are not subject to significant short-term changes in operating cash flow. Moreover, because of the nature of our current business, we do not have significant capital expenditure requirements. In addition, we did not assume a recovery of the global or national economy in our cash flow projections in our analysis as of December 28, 2008 or in our analysis as of February 28, 2009. The charge does not impact our normal business operations.

        Merger and acquisition expenses.    Merger and acquisition expenses were $3.1 million for the year ended December 26, 2010, primarily related to our acquisitions of Gichner, DEI, SCT, and HBE. We had no acquisition expenses for the year ended December 27, 2009.

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

        Provision (benefit) for income taxes from continuing operations.    The provision for income taxes decreased from a provision of $1.0 million on a loss of $37.3 million before income taxes for the year ended December 27, 2009 to a benefit of $12.7 million on income before income taxes of $1.9 million for the year ended December 26, 2010. The provision for the year ended December 27, 2009 was primarily due to current state taxes. The benefit for the year ended December 26, 2010 was primarily related to the acquisitions of Gichner and DEI. In accordance with Topic 805, we established deferred tax liabilities of approximately $18.2 million for the increase in the financial statement basis of the acquired assets of Gichner and DEI, respectively. As a result of our ability to recognize deferred tax assets for certain of these deferred tax liabilities, we released the valuation allowances against our deferred tax assets and recognized an income tax benefit of $13.6 million.

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

        See Note 9 of the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

Liquidity and Capital Resources

        As of December 25, 2011, we had consolidated cash and cash equivalents of $69.8 million, consolidated long-term and short-term debt, including capital lease obligations, of $655.9 million, and consolidated stockholders' equity of $312.6 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility. Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components.

Cash provided by operating activities

        A summary of our net cash provided by operating activities from continuing operations from our consolidated statements of cash flows is as follows (in millions):

	Year Ended
	December 27, 2009	December 26, 2010	December 25, 2011
Net cash provided by operating activities from continuing operations	$26.2	$28.3	$2.9

        Our cash provided by operating activities was impacted by interest and transaction expenses we paid related to the completion of strategic acquisitions in 2010 and 2011. We paid $7.7 million, $15.4 million and $46.2 million in interest expense in 2009, 2010 and 2011, respectively. The increase in interest expense paid from 2009 to 2010 was a result of the $225 million in 10% Senior Secured Notes we issued on May 29, 2010 to fund our acquisition of Gichner. The increase in interest expense paid from 2010 to 2011 was a result of the $285.0 million in 10% Senior Secured Notes we issued on March 25, 2011 to fund the acquisition of Herley and the issuance of $115.0 million in 10% Senior Secured Notes we issued on July 27, 2011 to fund the acquisition of Integral, as well as a full years impact of the $225.0 million of 10% Senior Secured Notes we issued in May 2010. Cash provided by operating activities in 2010 and 2011 also includes $3.1 million and $27.8 million, respectively, in transaction costs paid related to our acquisitions. See Note 3 and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our acquisitions and debt. Excluding the payment of transaction expenses, cash provided by operating activities was $26.2 million, $31.4 million, and $30.7 million in 2009, 2010 and 2011, respectively.

Cash used in investing activities

        A summary of net cash used in investing activities from continuing operations is as follows (in millions):

	Year Ended
	December 27, 2009	December 26, 2010	December 25, 2011
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(1.1)	$(206.5)	$(391.1)
Cash paid for contingent acquisition consideration	(3.6)	(0.4)	—
Proceeds/(payments) from the disposition of discontinued operations	(2.4)	0.1	—
Cash transferred (to) from restricted cash	—	(0.1)	3.0
Capital expenditures	(0.4)	(2.3)	(7.5)

Net cash used in investing activities from continuing operations	$(7.5)	$(209.2)	$(395.6)

        Cash paid for acquisitions and contingent acquisition consideration accounted for the most significant outlays for investing activities in the years 2009, 2010 and 2011 as a result of the implementation of our strategy to diversify our business through strategic acquisitions.

        In 2011, we acquired three companies in cash and equity transactions. We paid cash of approximately $248.9 million for Herley, net of cash acquired of $21.8 million. We paid approximately $124.6 million for the cash portion of the purchase of Integral common stock and options and to retire Integral's existing debt and capital leases, net of cash acquired of $6.8 million. We paid approximately $17.3 million in cash, net of cash acquired of $1.4 million for the acquisition of SecureInfo. In addition, we also paid $0.3 million to the SCT shareholders as SCT's indemnification obligations as set forth in the SCT Agreement were met.

        In 2010, we acquired four companies in cash for equity transactions. We acquired Gichner for $132.9 million, net of cash acquired of $0.1 million. We acquired DEI for $9.0 million, net of cash acquired of $0.0 million, and paid $0.4 million related to the DEI Contingent Consideration as a result of a collection milestone that was achieved. We acquired SCT for $11.8 million in cash, net of cash acquired of $0.4 million. On December 15, 2010, we purchased HBE for $52.9 million, net of cash acquired of $2.0 million.

        During the year ended December 27, 2009, we made $3.6 million in payments related to the final holdback payments for our Madison Research Corporation and Haverstick acquisitions and $1.1 million in payments related to transaction costs associated with the DFI acquisition. In addition, during 2009 we made the final payment to Platinum Equity of $2.8 million related to the working capital adjustment.

        Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions to conduct our business.

        See Note 3 of the Notes to the Consolidated Financial Statements for a further discussion of our acquisitions.

Cash provided by (used in) financing activities

        A summary of cash provided by (used in) financing activities from continuing operations is as follows (in millions):

	Year Ended
	December 27, 2009	December 26, 2010	December 25, 2011
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	$17.5	$24.7	$61.1
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	0.6	1.7	2.0
Proceeds from issuance of long-term debt	—	225.0	425.7
Payments of subordinated debt	(2.1)	(0.5)	—
Borrowings under credit facility	22.5	61.9	—
Repayments under credit facility	(46.9)	(119.6)	(2.7)
Repayment of capital lease obligations	(0.2)	(0.3)	(0.7)
Purchase of treasury stock	—	—	(10.9)
Debt issuance costs	(0.5)	(11.0)	(22.1)

Net cash provided by (used in) financing activities from continuing operations	$(9.1)	$181.9	$452.4

        During the year ended December 25, 2011, cash provided by financing activities was primarily related to proceeds from equity and debt offerings which we used to finance our acquisitions. In March 2011, to finance the acquisition of Herley, we issued notes in the aggregate principal amount of $285.0 million and received approximately $20.0 million in premium for an effective interest rate on this issuance of 8.5%. In July 2011, to finance the acquisition of Integral, we issued notes in the aggregate principal amount of $115.0 million and received $5.7 million in premium for an effective interest rate of 8.9%. See Note 3 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of these acquisitions. We also paid debt issuance costs of approximately $22.1 million related to these notes and the amendments to our credit facility discussed below.

        In February 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses received approximately $61.1 million in net proceeds.

        On December 1, 2011, we paid $10.9 million for a block transaction to repurchase 2.0 million shares of our common stock in the open market from an institutional investor for $5.45 per share.

        During the year ended December 26, 2010, cash provided by financing activities was also primarily related to the proceeds from the offering of 10% Senior Secured Notes in the aggregate amount of $225.0 million on May 19, 2010. The proceeds were primarily used to finance the acquisitions of Gichner and DEI, as well as, refinance our senior secured credit facility with KeyBank National Association ("KeyBank") and Bank of America, N.A.

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

        On September 2, 2009, we completed the sale of 2.6 million shares of common stock at $7.20 per share in a registered direct public offering. The offering provided gross proceeds of $18.7 million and net proceeds of $17.5 million. As a result of a settlement agreement we executed with certain lenders under our previous credit facility, on October 16, 2009, we made a payment of $17.5 million on the first lien term loan at par with no prepayment penalty or make whole payment. On October 16, 2009, we also paid $0.5 million in fees to the lenders as a result of an amendment to the previous credit agreement entered into in connection with the settlement agreement.

Cash used in discontinued activities

        A summary of cash used in discontinued operations are summarized as follows (in millions):

	Year Ended
	December 27, 2009	December 26, 2010	December 25, 2011
Operating cash flows	$(3.4)	$(0.1)	$(0.2)

Cash used in discontinued operations

        Operating cash flows used by discontinued operations are primarily due to the Southeast Division of PSS.

10% Senior Secured Notes due 2017

        In order to fund our acquisitions in 2010 and 2011, we have issued equity as discussed above and increased our leverage through a series of financing transactions.

        On May 19, 2010, we entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB ("Wilmington Trust"), as trustee and collateral agent (as amended, the "Indenture") to issue 10% Senior Secured Notes due 2017 ("Notes"). As of December 25, 2011, we have issued $625.0 million in aggregate principal amount of Notes under this Indenture. The Notes were issued in three separate offerings, each as described more fully below. The Notes have been used to fund acquisitions and for general corporate purposes. They are secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Notes have a second priority lien to the $90.0 million credit facility described below.

        We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 25, 2011, we were in compliance with the covenants contained in the Indenture governing the Notes.

        On or after June 1, 2014, we may redeem some or all of the Notes at 105% of the aggregate principal amount of such Notes through June 1, 2015, 102.5% of the aggregate principal amount of such Notes through June 1, 2016 and 100% of the aggregate principal amount of such Notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes at 110% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Notes at any time prior to June 1, 2014, by paying a "make whole" premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may also at any time purchase outstanding Notes traded on the open market.

  $225 Million 10% Senior Secured Note Offering, May 2010

        On May 19, 2010, we issued Notes in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act, and on August 11, 2010, we completed an exchange offer for such Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof. The proceeds were primarily used to finance the acquisitions of Gichner, DEI and SCT.

  $285 Million 10% Senior Secured Note Offering, March 2011

        On March 25, 2011, we issued Notes in the aggregate principal amount of $285.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. We received approximately $314.0 million in cash proceeds from the issuance of such Notes, which includes an approximate $20.0 million of issuance premiums and $9.0 million of accrued interest, which proceeds were used, together with our cash contributions of $45.0 million, to finance the acquisition of all of the outstanding shares of common stock of Herley, to pay related fees and expenses and for general corporate purposes. The effective interest rate on this issuance was 8.5%. On July 29, 2011, we completed an exchange offer for these Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof.

  $115 Million 10% Senior Secured Note Offering, July 2011

        On July 27, 2011, we issued Notes in the aggregate principal amount of $115.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. We received approximately $122.5 million in cash proceeds from the issuance of such Notes, which includes an approximate $5.8 million of issuance premiums and $1.7 million of accrued interest. These proceeds were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral, to make certain severance payments in connection with the acquisition of Integral and to pay related fees and expenses. The effective interest rate on this issuance was 8.9%. On December 2, 2011, we completed an exchange offer for these Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof.

Other Indebtedness

  $90 Million Credit Facility

        On July 27, 2011, concurrent with the completion of the offering of the $115.0 million in Notes, we entered into a credit and security agreement with KeyBank, as lead arranger, sole book runner and administrative agent, and East West Bank and Bank of the West, as the lenders (the "2011 Credit Agreement"). The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, between us, KeyBank and the lenders named therein (as amended). The 2011 Credit Agreement establishes a five-year senior secured revolving credit facility in the amount of $65.0 million (the "Amended Revolver"). The Amended Revolver is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Notes due 2017.

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

        On November 14, 2011, we entered into a First Amendment Agreement (the "Amendment Agreement") with certain lenders and with KeyBank, which amended the 2011 Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

        The Amended Revolver may be increased to $100.0 million. Any increase in the Amended Revolver is subject to the consent of KeyBank, identification of one or more additional lenders willing to advance the increased amount of the Amended Revolver and compliance with the covenants in the Notes. The amounts of borrowings that may be made under the Amended Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Amended Revolver exceeds the borrowing base then in effect, we are required to repay such borrowings in an amount sufficient to eliminate such excess. The Amended Revolver includes $30.0 million of availability for letters of credit and $5.0 million of availability for swing line loans.

        We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of December 25, 2011, there were no outstanding borrowings on the Amended Revolver and $21.3 million was outstanding on letters of credit, resulting in net availability of $68.7 million. We were in compliance with the financial covenants as of December 25, 2011.

  Debt Acquired in Acquisition of Herley

        We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 25, 2011 was $6.8 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of December 25, 2011.

        On October 19, 2001, Herley received $3.0 million in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "IDA Bonds"). The IDA Bonds were due in varying annual installments through October 1, 2021. Proceeds from the IDA Bonds were used for the construction of a 15,000 square foot expansion of Herley's facilities in Lancaster, Pennsylvania, and for manufacturing equipment. The IDA Bonds were paid in full on May 2, 2011.

  Notes Acquired in Acquisition of SYS

        During 2010, convertible notes of approximately $1.0 million which were acquired as a result of the SYS acquisition were paid in full. In August of 2010, we paid-off approximately $0.5 million of the notes plus accrued interest in cash and holders of approximately $0.5 million of the notes elected to have their notes converted into approximately 45,000 shares of our common stock.

Payments in Connection with Acquisitions

        In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of Topic 805, such amounts are recorded at fair value on the acquisition date.

        The agreement and plan of merger entered into in connection with our acquisition of SecureInfo provides that upon achievement of certain cash receipts, revenue and EBITDA in 2011, we are obligated to pay the former stockholders of SecureInfo additional cash contingent consideration (the "SecureInfo Contingent Consideration"). We expect to pay $1.5 million in the first half of 2012 related to the SecureInfo Contingent Consideration.

        The DEI Agreement provides for the potential payment of the DEI Contingent Consideration. We have paid $0.4 million related to the DEI Contingent Consideration and an additional $2.5 million has been achieved for 2011 and is expected to be paid in March 2012. As of December 25, 2011, the potential undiscounted amount of future DEI Contingent Consideration that may be payable by us under the DEI Agreement is between $2.5 million and $6.5 million, which includes the amount expected to be paid in March 2012, subject to potential reductions if certain cash receipts are not collected. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $6.0 million.

        The SCT Agreement provides that upon achievement of certain EBITDA amounts in 2011, 2012 and 2013, we shall pay the former stockholders of SCT certain additional performance-based consideration. The potential undiscounted amount of all future contingent consideration that may be payable by us under the SCT Agreement is between zero and $3.5 million.

        There were no contingent liabilities associated with the acquisition of HBE other than contingent liabilities of $0.4 million associated with HBE's acquisition of Professional Security Technologies LLC ("PST") in September 2010. The agreement with PST provides that the former shareholders of PST receive a 5% payment for achievement of revenue amounts from certain customers for the period from June 1, 2010 through December 31, 2012.

Off Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and other commitments at December 25, 2011, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2012	2013 - 2014	2015 - 2016	2017 and After
Debt, net of interest(1)	$631.8	$1.0	$2.0	$2.0	$626.8
Estimated interest on debt(2)	339.2	62.7	125.3	125.2	26.0
Purchase orders(3)	100.4	95.6	4.8	—	—
Operating leases(4)	110.9	17.2	29.3	23.0	41.4
Capital leases(4)	1.3	0.6	0.7	—	—
Contingent acquisition payments	7.6	4.0	3.6	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total commitments and recorded liabilities	$1,191.2	$181.1	$165.7	$150.2	$694.2

(1)
The Notes in the aggregate principal amount of $625 million are due June 1, 2017. See Note 5 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(2)
Includes interest payments based on current interest rates for variable rate debt and the Notes. See Note 5 in the Notes to Consolidated Financial Statements contained within in this Annual Report for further details.

(3)
Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or services have not been performed.

(4)
We have entered into or acquired various non-cancelable operating lease agreements that expire on various dates through 2022. The amounts include $18.5 million in excess facility costs and exclude expected sublease income. See Note 6 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
Our consolidated balance sheet at December 25, 2011 included a $3.4 million noncurrent liability for uncertain tax positions, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

        As of December 25, 2011, we have $21.3 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product, our prior workers compensation program, and our performance bond program for work performed in the PSS segment. Additional information regarding our financial commitments at December 25, 2011 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 15.

Other Liquidity Matters

        We intend to fund our cash requirements with cash flows from operating activities and borrowings under the Amended Revolver. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. As discussed in Item 1A, "Risk Factors" contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

        On January 3, 2012, we acquired selected assets of a critical infrastructure security and public safety system integration business from Ingersoll Rand for approximately $20.0 million. The asset agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the asset agreement) exceeds $17.0 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.0 million. At this time the estimated adjustment to the purchase price cannot yet be determined. In accordance with the terms of the purchase agreement, the parties have 120 days after the close of the transaction to compute the working capital adjustment.

Critical Accounting Principles and Estimates

        We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders' equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies and litigation, contingent acquisition consideration and stock-based compensation. We explain these accounting policies in the Notes to the Consolidated Financial Statements contained within this Annual Report and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and such differences may be material.

        Revenue recognition.    We generate our revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. We recognize the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

        We have three basic categories of fixed price contracts: fixed unit price, fixed price level of effort, and fixed price completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Topic 605. Topic 605 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

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

        In accounting for our long-term contracts for production of products provided to the U.S. Government, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to our gross margin. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

        It is our policy to review any arrangement containing software or software deliverables and services against the criteria contained in FASB ASC Topic 985, Software ("Topic 985") and related technical practice aids. Under the provisions of Topic 985, we review the contract value of software deliverables and services and determine allocations of the contract value based on Vendor Specific Objective Evidence ("VSOE"). All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

        Our contracts may include the provision of more than one of our services ("multiple element arrangements"). In these situations, we apply the guidance of Topic 605. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

        For multiple element arrangements that include hardware products containing software essential to the hardware products' functionality, undelivered software elements that relate to the hardware products' essential software, and undelivered non-software services, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP").

        VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, we typically are not able to obtain TPE of selling price. ESP reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to major product groupings, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with our management, taking into consideration our marketing strategy.

        We account for multiple element arrangements that consist only of software or software-related products, including the sale of upgrades to previously sold software, in accordance with industry specific software accounting guidance. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Under certain of our contractual arrangements, we may also recognize revenue for out-of-pocket expenses in accordance with Topic 605. Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

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

        Long-lived and Intangible Assets.    We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360 Property, Plant, and Equipment ("Topic 360"). Topic 360 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. Topic 360 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        Goodwill and Purchased Intangibles.    The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 25, 2011, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (not exceeding twelve months). Adjustments related to income tax uncertainties for acquired businesses within the allocation periods through December 25, 2011 were also recorded to goodwill.

        We have established certain accruals in connection with indemnities and other contingencies from our acquisitions. These accruals and subsequent adjustments have been recorded during the purchase price allocation period for acquisitions. The accruals were determined based upon the terms of the purchase or sales agreements and, in most cases; involve a significant degree of judgment. Management has recorded these accruals in accordance with its interpretation of the terms of the purchase or sale agreements, known facts, and an estimation of probable future events based on management's experience. Any changes to recorded estimates will be recognized through earnings.

        We perform our impairment test for goodwill in accordance with Topic 350. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our annual and interim impairment assessments, we identified our reporting units to be our operating segments, which are the KGS and PSS segments.

        We perform impairment tests for goodwill as of the last day of our fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we estimate the fair value of each of our reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow ("DCF") method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. We reconcile the fair value of our reporting units to our market capitalization by calculating our market capitalization based upon an average of our stock price prior to and subsequent to the date we perform our analysis and assuming a control premium.

        In testing for impairment of our goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal growth rates, appropriate discount rates, market multiples, and the control premium a controlling shareholder could be expected to pay:

  •
  The timing of future cash flows within our DCF analysis is based on our most recent forecasts and other estimates. Our historical growth rates and operating results are not indicative of our projected growth rates and operating results as a consequence of our acquisitions and divestitures. The decline in revenues on a pro forma basis after considering recent acquisitions, which was expected by us, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to the acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Our projected growth rates take into consideration this anticipated impact on small business awards.

  •
  The terminal growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units.

  •
  We use estimates of market participant weighted average cost of capital ("WACC") as a basis for determining the discount rates to apply to our reporting units' future expected cash flows. The significant assumptions within our WACC are: (a) equity risk premium, (b) beta, (c) size premium adjustments, (d) cost of debt and (e) capital structure assumptions. In addition, we use a company specific risk adjustment which is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors which may make it more "risky" relative to the industry.

  •
  Recent historical market multiples are used to estimate future market pricing.

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

        While our methodology for evaluating goodwill and intangibles for impairment has always used the income and market approach, in the past the market approach was used solely to validate that the fair value derived from the income approach was comparable to its market peers. In 2011, we used a weighting of the income and market approach to derive the fair value of our reporting units which resulted in a more conservative fair value. As of December 25, 2011 the fair value of the PSS reporting unit substantially exceeded its carrying value and the fair value of the KGS reporting unit exceeded its carrying value by 3.5%. The goodwill of the PSS and KGS reporting units are $33.0 million and $540.5 million, respectively.

        As a result of the assumptions used in our analyses, several factors could result in impairment of our $573.5 million goodwill and $124.6 million long-lived intangibles in future periods, including but not limited to, the risks discussed in Item 1A "Risk Factors" contained within this Annual Report and:

  •
  a decline in our stock price and resulting market capitalization, if we determine the decline is sustained and is indicative of a reduction in the fair value below the carrying value of our reporting units;

  •
  a decrease in available government funding, including budgetary constraints affecting U.S. Government spending generally, or specific departments or agencies;

  •
  changes in U.S. Government programs or requirements, including the increased use of small business providers;

  •
  our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units; and

  •
  volatility in equity and debt markets resulting in higher discount rates.

        It is not possible at this time to determine if an impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to monitor the recoverability of our goodwill.

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

        As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheets. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered and therefore realized from future taxable income and to the extent we believe that recovery is not more likely than not, a valuation allowance is established to address such risk resulting in an additional related provision for income taxes during the period.

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

        We have a valuation allowance at December 25, 2011, due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

        The 2011 effective tax rate at December 25, 2011 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 25, 2011 are settled at an amount which differs from our estimate. Finally, during 2011 and thereafter, if we are impacted by a change in the valuation allowance as of December 25, 2011 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 25, 2011, such effect will be recognized in the interim period in which the change occurs.

        Accrual for partial self-insurance.    We maintain an accrual for our health and workers' compensation partial self-insurance, which is a component of total accrued expenses in our consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation limits per claim are $50,000 - $85,000 and $250,000 - $350,000, respectively, depending upon the plan year.

        Contingencies and litigation.    We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with FASB ASC Topic 450 Contingencies. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Item 3 "Legal Proceedings" contained within this Annual Report for additional information.

        Stock-based Compensation.    We account for stock-based compensation arrangements in accordance with the provisions of FASB ASC Topic 718, Compensation—Stock Compensation ("Topic 718"), which requires the measurement and recognition of compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

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

        Valuing options requires highly subjective assumptions including the expected stock price volatility over the term of the award, the expected life of an option and the number of awards ultimately expected to vest. Changes in these assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We used historical data to estimate the expected forfeiture rate, intrinsic and historical data to estimate the expected price volatility, and a weighted-average expected life formula to estimate the expected option life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

        Estimates of stock-based compensation expenses are significant to our consolidated financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view stock-based compensation to be significant as related to our operational performance, we exclude estimated stock-based compensation expense when evaluating the business performance of our operating segments.

Recently Issued Accounting Pronouncement

        In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350) (ASU 2011-08"). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance will result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)("ASU 2011-05"). ASU No. 2011-5 revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. ASU 2011-05 is required to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. We elected early adoption which did not have a material impact on our consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 requires the disclosure of quantitative information about unobservable inputs used in the valuation processes, and a qualitative discussion around the sensitivity of the measurements. The guidance in ASU 2011-04 is to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not expect that the provisions of the new guidance will have a material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in connection with changes in interest rates, primarily in connection with our revolving line of credit with KeyBank. Based on our average outstanding balance during the year ended December 25, 2011, a 1% change in the LIBOR rate would not materially impact our financial position and results of operations over the next year.

        Cash and cash equivalents as of December 25, 2011 were $69.8 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments would have had no material effect on net loss for the year ended December 25, 2011.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a) (1) and 15(a) (2), respectively.

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

        As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2011.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2011.

        Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 25, 2011.

Changes in Internal Control over Financial Reporting

        Except as set forth below, there were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Scope of Management's Report on Internal Control over Financial Reporting

        As described throughout this Annual Report, during the year ended December 25, 2011 we acquired SecureInfo, Integral and Herley, each of which is now a wholly-owned subsidiary of ours. While our financial statements for the year ended December 25, 2011 include the results of (i) SecureInfo from the November 15, 2011 acquisition date through December 25, 2011, (ii) Integral from the July 27, 2011 acquisition date through December 25, 2011, and (iii) Herley from the March 25, 2011 acquisition date through December 25, 2011, in each case as permitted by the rules and regulations of the SEC, our management's assessment of our internal control over financial reporting did not include an evaluation of the internal control over financial reporting for SecureInfo, Integral or Herley. Further, our management's conclusion regarding the effectiveness of our internal control over financial reporting as of December 25, 2011 does not extend to the internal control over financial reporting for SecureInfo, Integral or Herley.

        We are currently integrating policies, processes, technology and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal control over financial reporting. SecureInfo constituted $20.5 million of total assets as of December 25, 2011 and $1.9 million of revenues for the year then ended. Integral constituted $335.2 million of total assets as of December 25, 2011 and $96.5 million of revenues for the year then ended. Herley constituted $300.3 million of total assets as of December 25, 2011 and $150.8 million of revenues for the year then ended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

        We have audited Kratos Defense & Security Solutions, Inc.'s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Management's Report). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of Herley Industries, Inc., Integral Systems, Inc. and SecureInfo Corporation, wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting 53.9% and 34.5% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2011. As indicated in Management's Report, Herley Industries, Inc., Integral Systems, Inc. and SecureInfo Corporation were acquired during 2011 and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Herley Industries, Inc., Integral Systems, Inc. and SecureInfo Corporation.

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

        In our opinion, Kratos Defense & Security Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. as of December 26, 2010 and December 25, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 25, 2011 and our report dated March 7, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Diego, California
March 7, 2012

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2012 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2011.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2012 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2012 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2012 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2011.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2012 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 25, 2011.

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

  (a)
  (1)  Financial Statements

        The Consolidated Financial Statements of Kratos Defense & Security Solutions, Inc. and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report beginning on page F-1.

  (a)
  (2)  Financial Statement Schedules

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

  (a)
  (3)  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1†	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among Kratos Defense & Security Solutions, Inc., White Shadow, Inc. and SYS.	8-K	02/22/08	2.1
2.2†	Stock Purchase Agreement, dated as of April 12, 2010, by and between Kratos Defense & Security Solutions, Inc. and the Stockholders of Gichner Holdings, Inc.	8-K	04/12/10	2.1
2.3†	Agreement and Plan of Merger, dated October 5, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	10/07/10	2.1
2.4	Amendment to the Agreement and Plan of Merger, dated November 13, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	11/15/10	2.1
2.5†	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc.	424	02/08/11	n/a
2.6†	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub, Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/11	2.1
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/09	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/02	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/11	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/10	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/04	4.1
4.3	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/10	4.1
4.4	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guarantors listed on Exhibit A thereto and Wilmington Trust FSB.	8-K	02/07/11	10.2
4.5	Supplemental Indenture, dated April 1, 2011, among the Guaranteeing Subsidiaries named therein and Wilmington Trust FSB, as Trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the Guarantors party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/07/11	4.1
4.6	Third Supplemental Indenture, date April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guaranteeing Subsidiaries named therein and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the Guarantors party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/20/11	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.7	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association (as successor my merger to Wilmington Trust FSB), as Trustee and Collateral Agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the Guarantors party thereto and Wilmington Trust, FSB, as Trustee and Collateral Agent.	8-K	07/29/11	4.1
4.8	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/10	10.4
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 Exchange Offer)	S-4	06/28/10	4.1
4.10	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes)	8-K	03/29/11	4.1
4.11	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of Mach 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/07/11	4.2
4.12	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/11	4.2
4.13	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 Exchange Offer)	S-4	06/07/11	4.2
4.14	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 Exchange Offer)	S-4	10/25/11	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.15	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/11	4.2
10.1	Underwriting Agreement, dated October 5, 2010, by and between Kratos Defense & Security Solutions, Inc. and B. Riley & Co., LLC.	8-K	10/07/10	1.1
10.2	Commitment Letter, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc. and Jefferies Group, Inc., Key Capital Corporation and OPY Credit Corp.	8-K	02/07/11	10.1
10.3	Underwriting Agreement, dated February 8, 2011, between Kratos Defense & Security Solutions, Inc. and Jefferies & Company, Inc., as representative of the several underwriters named in Schedule A thereto.	8-K	02/08/11	1.1
10.4#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	06/26/11	10.8
10.5#	2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00	10.2
10.6#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00	10.3
10.7#	Nonqualified Deferred Compensation Plan.	10-K	12/31/05	10.44
10.8#	2005 Equity Incentive Plan.	S-8	08/01/05	99.1
10.9#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/05	99.2
10.10#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the 2005 Equity Incentive Plan.	8-K	01/17/07	99.3
10.11#	Herley Industries, Inc. 1996 Stock Option Plan.	S-8	04/08/11	4.10
10.12#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/11	4.11
10.13#	Herley Industries, Inc. 1998 Stock Option Plan.	S-8	04/08/11	4.12
10.14#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/11	4.13
10.15#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/11	4.14
10.16#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/11	4.15
10.17#	Integral Systems, Inc. Amended and Restated 2002 Stock Option Plan.	S-8	10/25/11	4.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.18#	Integral Systems, Inc. 2008 Stock Incentive Plan.	S-8	10/25/11	4.11
10.19#	2011 Equity Incentive Plan.	DEF 14A	04/15/11	n/a
10.20#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/11	10.1
10.21#	Employment Agreement, dated as of August 4, 2010, by and between Kratos Government Solutions, Inc. and Richard Selvaggio.	10-K	12/26/10	10.14
10.22#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Richard Selvaggio.	10-Q	06/26/11	10.7
10.23#	Employment Agreement, dated as of July 22, 2010, by and between Kratos Government Solutions, Inc. and David Carter.	10-K	12/26/10	10.15
10.24#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and David Carter.	10-Q	09/25/11	10.9
10.25#	Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between Kratos Government Solutions, Inc. and Phil Carrai.	10-K	12/26/10	10.16
10.26#	First Amendment to Amended and Restated Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Phil Carrai	10-Q	06/26/11	10.6
10.27#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	06/26/11	10.3
10.28#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	06/26/11	10.4
10.29#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Laura Siegal.	10-Q	06/26/11	10.5
10.30#	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deborah S. Butera.	10-Q	09/25/11	10.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.31#	Employment Agreement, dated as of August 4, 2011, by and between Kratos Public Safety & Security Solutions, Inc. and Ben Goodwin.	10-Q	09/25/11	10.10
10.32	Settlement Agreement and General Release of Claims, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, Field Point III, Ltd. and SPF CDO I, Ltd.	10-Q	09/27/09	10.1
10.33	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc. (Sublessor) and Kratos Defense & Security Solutions, Inc. (Sublessee).	10-K	12/27/09	10.26
10.34	Purchase Agreement, dated as of May 12, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/10	10.1
10.35	Security Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Collateral Agent.	8-K	05/25/10	10.2
10.36	Intercreditor Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Wilmington Trust FSB, as Indenture Agent, and KeyBank National Association, as Credit Facility Agent.	8-K	05/25/10	10.3
10.37	Credit Agreement, dated as of March 3, 2010, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, Bank of America, N.A., as Syndication Agent and Lender, and the other financial institutions parties thereto with Keybanc Capital Markets and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Runners.	8-K	03/08/10	10.1
10.38	First Amendment Agreement, dated as of December 13, 2010, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	12/16/10	10.1
10.39	Second Amendment Agreement, dated as of February 7, 2011, among Kratos Defense & Security solutions, the Lenders named therein and KeyBank National Association.	8-K	02/07/11	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.40	Purchase Agreement, dated March 22, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets, Inc. and Oppenheimer & Co. Inc.	8-K	03/29/11	10.1
10.41	Security Agreement, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, Lanza Acquisition Co. and Wilmington Trust FSB, as Collateral Agent.	8-K	03/29/11	10.2
10.42	Credit and Security Agreement, dated as of May 19, 2010, as amended and restated as of July 27, 2011, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	07/29/11	10.1
10.43	First Amendment Agreement, dated as of November 14, 2011, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and Key Bank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	11/18/11	10.1
10.44	Purchase Agreement, dated July 14, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC, as amended by that certain Joinder Agreement, dated July 27, 2011.	10-Q	09/25/11	10.2
10.45	Stipulation and Agreement of Settlement of Derivative Claims, dated as of January 5, 2010. [Note: Confirm whether we have any continuing obligations under this agreement; if not, we can remove it from the Exhibit List]	10-K	12/27/09	10.6
21.1	List of Subsidiaries.					*
23.1	Consent of Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.					*
101**
The following financial information from the Annual Report on Form 10-K of Kratos Defense & Security Solutions, Inc. for the year ended December 25, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

#
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

†
Certain schedules and exhibits reference in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

**
Pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registrations statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(b)
Exhibits

        See Item 15(a)(3) above.

(c)
Financial Statement Schedules

        See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2012

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
By:	/s/ ERIC M. DEMARCO Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERIC M. DEMARCO Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2012
/s/ DEANNA H. LUND Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 7, 2012
/s/ LAURA L. SIEGAL Laura L. Siegal	Vice President and Corporate Controller (Principal Accounting Officer)	March 7, 2012
/s/ SCOTT ANDERSON Scott Anderson	Director	March 7, 2012
/s/ BANDEL CARANO Bandel Carano	Director	March 7, 2012
/s/ SCOT JARVIS Scot Jarvis	Director	March 7, 2012
/s/ JANE E. JUDD Jane E. Judd	Director	March 7, 2012

Signature	Title	Date

/s/ SAM LIBERATORE Sam Liberatore	Director	March 7, 2012
/s/ WILLIAM HOGLUND William Hoglund	Director	March 7, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

        We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. as of December 26, 2010 and December 25, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kratos Defense & Security Solutions, Inc. as of December 26, 2010 and December 25, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kratos Defense & Security Solutions, Inc.'s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Diego, California
March 7, 2012

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Balance Sheets

December 26, 2010 and December 25, 2011

(in millions, except par value and number of shares)

	2010	2011
Assets
Current assets:
Cash and cash equivalents	$10.8	$69.8
Restricted cash	8.5	1.1
Accounts receivable, net	125.8	250.6
Inventoried costs	25.9	80.6
Income taxes receivable	2.3	2.9
Prepaid expenses	7.1	12.8
Other current assets	2.7	3.2
Current assets of discontinued operations	0.5	—

Total current assets	183.6	421.0
Property and equipment, net	28.4	73.0
Goodwill	226.8	573.5
Intangibles, net	89.1	124.6
Other assets	7.8	24.3

Total assets	$535.7	$1,216.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45.6	$54.8
Accrued expenses	21.4	52.1
Accrued compensation	21.7	40.5
Billings in excess of costs and earnings on uncompleted contracts	17.2	37.7
Deferred income tax liability	—	8.5
Acquisition related holdback payments	8.1	—
Other current liabilities	1.4	16.8
Current portion of long-term debt	—	1.0
Current portion of capital lease obligations	0.6	0.6
Current liabilities of discontinued operations	2.1	1.8

Total current liabilities	118.1	213.8
Long-term debt, net of current portion	225.0	630.8
Long-term debt premium	—	22.8
Capital lease obligations, net of current portion	1.1	0.7
Deferred income tax liability	11.6	2.7
Other long-term liabilities	8.6	32.5
Non-current liabilities of discontinued operations	1.4	0.5

Total liabilities	365.8	903.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 26, 2010 and 0 shares outstanding at December 25, 2011 (liquidation preference $5.0 million at December 26, 2010) (see note 11)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 18,616,023 and 32,421,135 shares issued and outstanding at December 26, 2010 and December 25, 2011, respectively	—	—
Additional paid-in capital	553.5	720.6
Accumulated other comprehensive loss	—	(0.2)
Accumulated deficit	(383.6)	(407.8)

Total stockholders' equity	169.9	312.6

Total liabilities and stockholders' equity	$535.7	$1,216.4

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITIES SOLUTIONS, INC.

Consolidated Statements of Operations

Years ended December 27, 2009, December 26, 2010, and December 25, 2011

(in millions, except per share amounts)

	2009	2010	2011
Service revenues	$314.0	$284.8	$353.6
Product sales	20.5	123.7	369.5

Total revenues	334.5	408.5	723.1

Cost of service revenues	255.7	221.2	263.1
Cost of product sales	15.2	103.0	267.8

Total costs	270.9	324.2	530.9

Gross profit	63.6	84.3	192.2
Selling, general and administrative expenses	47.7	57.3	142.5
Research and development expenses	1.8	2.2	9.0
Recovery of unauthorized issuance of stock options, stock option investigation and related fees, and litigation settlement	(0.2)	(1.4)	—
Impairment of goodwill	41.3	—	—
Merger and acquisition expenses	—	3.1	12.5

Operating income (loss) from continuing operations	(27.0)	23.1	28.2

Other expense:
Interest expense, net	(10.4)	(22.3)	(51.1)
Other income, net	0.1	1.1	0.1

Total other expense, net	(10.3)	(21.2)	(51.0)

Income (loss) from continuing operations before income taxes	(37.3)	1.9	(22.8)
Provision (benefit) for income taxes from continuing operations	1.0	(12.7)	1.9

Income (loss) from continuing operations	(38.3)	14.6	(24.7)
Income (loss) from discontinued operations	(3.2)	(0.1)	0.5

Net income (loss)	$(41.5)	$14.5	$(24.2)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(2.76)	$0.88	$(0.90)
Income (loss) from discontinued operations	(0.23)	(0.01)	0.02

Net income (loss) per common share:	$(2.99)	$0.87	$(0.88)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(2.76)	$0.87	$(0.90)
Income (loss) from discontinued operations	(0.23)	(0.01)	0.02

Net income (loss) per common share:	$(2.99)	$0.86	$(0.88)

Weighted average common shares outstanding:
Basic	13.9	16.6	27.4
Diluted	13.9	16.9	27.4

Net income (loss) from above	$(41.5)	$14.5	$(24.2)
Other comprehensive income:
Change in cumulative translation adjustment net of tax expense of $0	—	—	0.1
Postretirement benefit reserve adjustment net of tax expense of $0	—	—	(0.3)

Other comprehensive loss, net of tax	—	—	(0.2)

Comprehensive income (loss)	$(41.5)	$14.5	$(24.4)

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
Consolidated Statements of Stockholders' Equity
Years ended December 27, 2009, December 26, 2010, and December 25, 2011
(in millions)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 28, 2008	—	$—	12.8	$—	$503.5	$—	$(356.6)	$146.9
Issuance of common stock for employee stock purchase plan, options and warrants	—	—	0.1	—	0.4	—	—	0.4
Common stock issued for acquisitions	—	—	—	—	0.1	—	—	0.1
Stock options issued for acquisitions	—	—	2.6	—	17.5	—	—	17.5
Paid in capital and common stock issued for contingent consideration	—	—	0.3	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	—	—	(41.5)	(41.5)

Balance, December 27, 2009	—	—	15.8	—	523.0	—	(398.1)	124.9

Issuance of common stock for employee stock purchase plan, options and warrants	—	—	0.3	—	1.7	—	—	1.7
Issuance of common stock for cash	—	—	2.5	—	24.7	—	—	24.7
Fair value of options assumed for acquisition	—	—	—	—	1.7	—	—	1.7
Stock-based compensation	—	—	—	—	1.9	—	—	1.9
Conversion of convertible notes	—	—	—	—	0.5	—	—	0.5
Net income	—	—	—	—	—	—	14.5	14.5

Balance, December 26, 2010	—	—	18.6	—	553.5	—	(383.6)	169.9

Issuance of common stock for employee stock purchase plan and options	—	—	0.4	—	2.0	—	—	2.0
Issuance of common stock for cash	—	—	4.9	—	61.1	—	—	61.1
Issuance of common stock for acquisitions	—	—	10.4	—	109.7	—	—	109.7
Fair value of options assumed for acquisitions	—	—	—	—	1.9	—	—	1.9
Stock-based compensation	—	—	—	—	3.3	—	—	3.3
Redemption of Series B Convertible Preferred Stock	—	—	0.1	—	—	—	—	—
Common stock repurchased	—	—	(2.0)	—	(10.9)	—	—	(10.9)
Net loss	—	—	—	—	—	—	(24.2)	(24.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.2)	—	(0.2)

Balance, December 25, 2011	—	$—	32.4	$—	$720.6	$(0.2)	$(407.8)	$312.6

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

Years ended December 27, 2009, December 26, 2010, and December 25, 2011

(in millions)

	2009	2010	2011
Operating activities:
Net income (loss)	$(41.5)	$14.5	$(24.2)
Less: Income (loss) from discontinued operations	(3.2)	(0.1)	0.5

Income (loss) from continuing operations	(38.3)	14.6	(24.7)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	8.3	12.9	48.0
Deferred income taxes	—	(14.4)	(0.1)
Accrual for litigation settlement	(0.5)	—	—
Goodwill impairment charges	41.3	—	—
Amortization of premium on Senior Secured Notes	—	—	(2.8)
Amortization of deferred financing costs	0.7	5.0	3.7
Provision for doubtful accounts	0.4	0.4	1.8
Stock-based compensation	1.7	1.9	3.3
Mark to market on swaps	(0.1)	(1.0)	(0.3)
Change in accrual for excess facilities	0.6	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17.4	2.9	(16.2)
Inventoried costs	0.2	2.9	3.8
Prepaid expenses	1.3	(2.9)	1.4
Other assets	4.6	3.2	1.1
Accounts payable	1.8	8.7	(16.0)
Accrued expenses	(4.0)	(9.4)	4.8
Accrued compensation	1.4	3.4	(3.5)
Billings in excess of costs and earnings on uncompleted contracts	(3.9)	3.2	(1.0)
Accrual for contingent acquisition consideration	(0.1)	—	—
Income tax receivable and payable	0.5	(0.3)	(0.2)
Other liabilities	(7.1)	(2.8)	(0.2)

Net cash provided by operating activities from continuing operations	26.2	28.3	2.9

Investing activities:
Cash paid for acquisitions, net of cash acquired	(1.1)	(206.5)	(391.1)
Cash paid for contingent acquisition consideration	(3.6)	(0.4)	—
Proceeds (payments) from the disposition of discontinued operations	(2.4)	0.1	—
Cash transferred from (to) restricted cash	—	(0.1)	3.0
Capital expenditures	(0.4)	(2.3)	(7.5)

Net cash used in investing activities from continuing operations	(7.5)	(209.2)	(395.6)

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

Years ended December 27, 2009, December 26, 2010, and December 25, 2011

(in millions)

	2009	2010	2011
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	$17.5	$24.7	$61.1
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	0.6	1.7	2.0
Proceeds from issuance of long-term debt	—	225.0	425.7
Payments of subordinated debt	(2.1)	(0.5)	—
Borrowings under credit facility	22.5	61.9	—
Repayments under credit facility	(46.9)	(119.6)	(2.7)
Repayment of capital lease obligations	(0.2)	(0.3)	(0.7)
Purchase of treasury stock	—	—	(10.9)
Debt issuance costs	(0.5)	(11.0)	(22.1)

Net cash provided by (used in) financing activities from continuing operations	(9.1)	181.9	452.4

Net cash flows from continuing operations	9.6	1.0	59.7
Net operating cash flows from discontinued operations	(3.4)	(0.1)	(0.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)

Net increase in cash and cash equivalents	6.2	0.9	59.0
Cash and cash equivalents at beginning of year	3.7	9.9	10.8

Cash and cash equivalents at end of year	$9.9	$10.8	$69.8

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7.7	$15.4	$46.2
Net cash paid during the year for income taxes	$0.3	$0.9	$1.5
Non-cash investing and financing activities:
Common stock and stock options issued for acquisitions	$—	$24.7	$111.6
Paid-in capital for contingent acquisition consideration	$(0.3)	$—	$—
Liability for contingent cash consideration	$—	$5.8	$1.8
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$—	$304.9	$731.3
Liabilities assumed in acquisitions	$—	$87.6	$197.2

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies

(a)   Description of Business

        Kratos Defense & Security Solutions, Inc. ("Kratos" or the "Company") is a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Kratos' core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Its principal products and services are related to, but are not limited to: electronic attack and electronic warfare platforms; tactical missile systems; strategic deterrence systems; Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance ("C5ISR"); related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; satellite communication systems and radio frequency interference detection and prevention; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for ballistic missile defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems; and advanced network engineering and information technology ("IT") services.

        The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

        The Company operates in two principal business segments: Kratos Government Solutions ("KGS") and Public Safety & Security ("PSS"). The Company organizes its business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report on Form 10-K (this "Annual Report") are presented in a manner consistent with its operating structure. For additional information regarding the Company's operating segments, see Note 14 of the Notes to the Consolidated Financial Statements. From a customer and solutions perspective, Kratos views its business as an integrated whole and leverages skills and assets wherever possible.

(b)   Principles of Consolidation

        The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all intercompany transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the "Company."

(c)   Fiscal Year

        Fiscal years end on the last Sunday of the year and interim fiscal periods end on the last Sunday of the last month of each calendar quarter. The fiscal years ended on December 27, 2009, December 26, 2010 and December 25, 2011, each contained 52 calendar weeks.

(d)   Reclassifications

        Certain amounts in the December 27, 2009 and December 26, 2010 consolidated statements of operations have been reclassified to conform to the December 25, 2011 presentation. In each of the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

2009 and 2010 consolidated statements of operations, $5.7 million of overhead expense was reclassified from general and administrative expenses to costs of goods sold.

(e)   Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, accruals for partial self-insurance, contingencies and litigation, contingent acquisition consideration, stock-based compensation and business combination purchase price allocations. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

(f)    Reverse Stock Split

        On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock. All common stock, stock options, other equity incentive awards, and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the period ended December 27, 2009.

(g)   Revenue Recognition

        The Company generates its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract and recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as its prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

        The Company has three basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Code ("ASC") Topic 605, Revenue Recognition ("Topic 605"), specifically Topic 605-10-S99, which generally requires revenue to be deferred until all of the following have

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

        On a portion of the fixed price-completion contracts revenue is recognized in accordance with Topic 605 using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. As of December 26, 2010 and December 25, 2011, the provisions for losses on contracts were $1.7 million and $3.5 million, respectively.

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

        In accounting for the Company's long-term contracts for production of products provided to the U.S. Government, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates.

        It is the Company's policy to review any arrangement containing software or software deliverables and services against the criteria contained in FASB ASC Topic 985, Software ("Topic 985"). Under the provisions of Topic 985, the Company reviews the contract value of software deliverables and services and determines allocations of the contract value based on vendor-specific objective evidence ("VSOE") of fair value for each of the elements. All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

        The Company's contracts may include the provision of more than one of its services ("multiple element arrangements"). In these situations, the Company applies the guidance of Topic 605. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

        For multiple element arrangements that include hardware products containing software essential to the hardware products' functionality, undelivered software elements that relate to the hardware products' essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP").

        VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company's offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, the Company typically is unable to obtain TPE of selling price. ESP reflects the Company's best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to major product groupings, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with management, taking into consideration the Company's marketing strategy.

        The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of upgrades to previously sold software, in accordance with industry specific software accounting guidance. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Under certain of the Company's contractual arrangements, the Company may also recognize revenue for out-of-pocket expenses in accordance with

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Topic 605. Depending on the contractual arrangement, these expenses may be reimbursed with or without a fee.

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

        From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As of December 26, 2010 and December 25, 2011, approximately $4.4 million and $7.8 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

        Costs incurred for shipping and handling are included in cost of product sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(h)   Inventoried costs

        Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out method and is applied consistently within an operating entity. Inventoried costs primarily relate to work in process under fixed-price contracts using costs as the basis of the percentage-of-completion calculation under the units produced method of revenue recognition. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead and production tooling costs. Pursuant to contract provisions of U.S. Government contracts, such customers may have title to, or a security interest in inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances.

        The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company's review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

(i)    Derivative Instruments

        In managing interest rate risk exposure, the Company entered into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notational amount by one party in exchange for a floating rate times the same notational amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company's interest rate swap agreements are major financial institutions. In accordance with FASB ASC Topic 815, Derivatives and Hedging, the Company recognizes interest rate swap agreements on the consolidated balance sheets at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable ("Hedge Accounting").

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

forecasted transaction will not occur. See Note 10 for additional information with respect to derivative instruments.

(j)    Research and Development

        Costs incurred in research and development activities are expensed as incurred in accordance with ASC Topic 730, Research and Development.

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

        In accordance with the recognition standards established by FASB ASC Topic 740, Income Taxes ("Topic 740"), the Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated balance sheets.

(l)    Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation ("Topic 718"). All of the Company's stock compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the remaining vesting period of the options, which is generally zero to four years. The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually five to ten years. The Company has no awards with market or performance conditions. Compensation expense for stock issued under the Company's

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

employee stock purchase plan is estimated at the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally six months.

        For the years ended December 27, 2009, December 26, 2010 and December 25, 2011, there was no incremental tax benefit from stock options exercised in the periods. The Company recorded cash received from the exercise of stock options of $0.2 million in 2009, $1.0 million in 2010, and $1.3 million in 2011. The following table shows the amounts recognized in the consolidated financial statements for 2009, 2010 and 2011 for stock-based compensation expense related to stock options, stock awards and to stock options offered under the Company's employee stock purchase plan (in millions).

	Year ended December 27, 2009	Year ended December 26, 2010	Year ended December 25, 2011
Cost of revenues	$0.0	$0.0	$0.0
Selling, general and administrative expenses	1.7	1.9	3.3

Total cost of employee stock-based compensation included in operating income (loss) from continuing operations, before income tax	1.7	1.9	3.3
Amount charged to loss from discontinued operations	0.0	0.0	0.0

Total charged against operations	$1.7	$1.9	$3.3

Impact on net income (loss) per common share:
Basic	$(0.13)	$(0.11)	$(0.12)
Diluted	$(0.13)	$(0.11)	$(0.12)

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

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        The following table outlines the balance of the Company's Allowance for Doubtful Accounts for 2009, 2010 and 2011. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/ Recoveries	Balance at End of Year
Year ended December 27, 2009	$1.1	$0.4	$(0.7)	$0.8
Year ended December 26, 2010	$0.8	$0.4	$(0.5)	$0.7
Year ended December 25, 2011	$0.7	$1.8	$(0.5)	$2.0

(n)   Cash and Cash Equivalents

        The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

        The Company has restricted cash accounts of approximately $8.5 million at December 26, 2010 and $1.1 million at December 25, 2011. As of December 26, 2010, restricted cash consisted primarily of a seller escrow account related to the acquisition of Gichner Holdings, Inc. ("Gichner") in the amount of $8.1 million, collateral for a credit card program, and a deposit relating to the run out of a now terminated self-insured workers compensation program. As of December 25, 2011, restricted cash consists primarily of grant funds which must be physically segregated in a separate bank account in accordance with the grant agreement.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(p)   Leases

        The Company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The Company conducts operations primarily under operating leases.

        Most lease agreements for real property contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the Company capitalizes the leasehold improvements which are depreciated over the shorter of the lease term or their estimated useful life and records a deferred rent liability which is amortized over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use.

(q)   Acquisitions

        The Company accounts for business combinations using the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations ("Topic 805"). The Company allocates the purchase price of its acquisitions to the tangible and intangible assets, and liabilities including certain contingent liabilities acquired based upon their estimated fair values. The excess of purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred. Prior to fiscal 2009, the Company accounted for business combinations using the purchase method of accounting. Under the purchase method, the total purchase price, including transaction costs, was allocated to the acquired assets and liabilities based on their estimated fair value as of the date of acquisition.

(r)   Goodwill and Other Intangible Assets, Net

        In accordance with the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other ("Topic 350"), the Company performs impairment tests for goodwill as of the last day of each fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income.

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

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from one to 15 years.

(s)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(t)    Fair Value of Financial Instruments

        FASB ASC Topic 825, Financial Instruments requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term debt is based upon actual trading activity. The fair value of capital lease obligations is estimated based on quoted market prices for the same or similar obligations with the same remaining maturities.

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

        Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company's billed and unbilled accounts receivable. The Company's accounts receivable result from sales to customers within the U.S. Government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer's financial condition and collateral is not required. Accounts receivable are recorded at the invoiced amount and do not bear interest. See Note 13 for a discussion of the Company's significant customers.

        The Company has outstanding 10% Senior Secured Notes with an aggregate principal amount of $625.0 million which is due on June 1, 2017. The Company pays interest at the rate of 10% per annum

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

semi-annually, in arrears, on June 1 and December 1 of each year. As of December 25, 2011, the principal amount of $625.0 million is outstanding under these Notes. In addition, the Company has $68.7 million available under its existing $90.0 million credit and security agreement. See Note 5 for a complete description of the Company's debt.

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

(w)  Interest Expense, Net

        Interest expense, net in the consolidated statements of operations is summarized in the following table (in millions):

	2009	2010	2011
Interest expense incurred primarily on the Company's Senior Notes and previous credit facilities	$(10.6)	$(22.4)	$(51.2)
Miscellaneous interest income	0.2	0.1	0.1

Interest expense, net	$(10.4)	$(22.3)	$(51.1)

(x)   Foreign Currency Translation

        For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are generally translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss in the consolidated statements of stockholders' equity.

        The aggregate transaction loss included in determining net loss for the year ended December 25, 2011 was approximately $0.7 million, which is included in other income (expense), net on the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

accompanying consolidated statements of operations. There was no transaction gain or loss included in determining net income (loss) for the years ended December 27, 2009 or December 26, 2010.

(y)   Product Warranties

        Certain of the Company's products, product finishes, and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one to ten years. Optional extended warranty contracts can also be purchased with the revenue deferred and amortized over the extended warranty period. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred.

        The Company's estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

(z)   Treasury Stock

        The Company may on occasion repurchase our common stock on the open market or in a private transaction. When such stock is repurchased it is not constructively or formally retired and may be reissued if certain regulatory requirements are met. The purchase price of the common stock repurchased is charged to additional paid-in-capital.

(aa) Recent Accounting Pronouncements

        Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

        In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other ("ASU 2011-08"). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance will result in a change in how the Company performs its goodwill impairment assessment; however, it will not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income ("ASU 2011-05"). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

a single, continuous statement or two separate but consecutive statements. ASU 2011-05 is required to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. The Company elected early adoption which did not have a material impact on its consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 requires the disclosure of quantitative information about unobservable inputs used in the valuation processes, and a qualitative discussion around the sensitivity of the measurements. The guidance in ASU 2011-04 is to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

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

        In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow ("DCF") method and the market approach, which estimates the fair value of its reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization by calculating its market capitalization based upon an average of its stock price prior to and subsequent to the date the Company performs its analysis and assuming a control premium. The Company uses these methodologies to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by FASB ASC Topic 820 Fair Value Measurements and Disclosures ("Topic 820"). If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and Topic 350 prescribes the approach for determining the impairment amount, if any.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 2. Goodwill and Other Intangible Assets (Continued)

        During the first quarter of 2009, given the significant decline in the stock market in general and specifically the Company's stock price and market capitalization, which declined 39% from an average stock price of $12.90 per share as of December 28, 2008 to $7.80 per share as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with Topic 350 as of February 28, 2009. The test indicated that the book value for the KGS reporting unit exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in the KGS segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company's average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company's forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The Company reconciled the fair value of its reporting units, which was calculated using the income approach to the Company's market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which is based upon an estimated market participant weighted average cost of capital ("WACC") increased 300 basis points from 14% in the Company's year-end impairment test in 2008 as compared to 17% in the Company's 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that was recorded in the first quarter of 2009.

        While the Company's methodology for evaluating goodwill and intangibles for impairment has always used the income and market approach, in the past the market approach was used solely to validate that the fair value derived from the income approach was comparable to its market peers. In December 2011, when the Company performed its annual impairment test for goodwill, the Company used a weighting of the income and market approach to derive the fair value of its reporting units which resulted in a more conservative fair value.

        As of December 25, 2011 the fair value of the PSS reporting unit substantially exceeded its carrying value and the fair value of the KGS reporting unit exceeded its carrying value by 3.5%. Considering the relatively small excess of fair value over carrying value for the KGS segment and given the current market conditions and continued economic uncertainty in the U.S. defense industry as a result of the Budget Control Act, the fair value of the KGS reporting unit may deteriorate, resulting in an impairment of the goodwill in that unit. Due to continual changes in market and general business conditions, the Company cannot predict whether, and to what extent, its goodwill and long-lived intangible assets may be impaired in the future periods. Any resulting impairment loss could harm the Company's profitability and financial condition.

        The goodwill of the PSS and KGS reporting units are $33.0 million and $540.5 million, respectively.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 2. Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amounts of goodwill for the years ended December 26, 2010 and December 25, 2011, are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total Goodwill
Balance as of December 27, 2009	$—	$110.2	$110.2
Additions due to business combinations	32.4	83.8	116.2

Balance as of December 26, 2010	32.4	194.0	226.4
Retrospective adjustments	0.6	(0.2)	0.4

Balance as of December 26, 2010 after retrospective adjustments	33.0	193.8	226.8
Additions due to business combinations	—	346.7	346.7

Balance as of December 25, 2011	$33.0	$540.5	$573.5

        The accumulated impairment losses as of December 26, 2010 and December 25, 2011 were $165.4 million; $147.1 million associated with the KGS segment and $18.3 million associated with the PSS segment.

        If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will evaluate goodwill for impairment between annual tests in accordance with Topic 350.

Purchased Intangible Assets

        The value of indefinite-lived intangible assets which are related to trade names was $24.5 million as of December 26, 2010 and December 25, 2011, respectively.

        The following tables set forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 26, 2010			As of December 25, 2011
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired intangible assets:
Customer relationships	$41.5	$(10.0)	$31.5	$78.1	$(19.8)	$58.3
Contracts and backlog	24.5	(13.9)	10.6	60.1	(39.6)	20.5
Developed technology and technical know-how	22.1	(1.9)	20.2	22.1	(4.1)	18.0
Trade names	1.2	(0.6)	0.6	2.6	(0.8)	1.8
Favorable lease	1.8	(0.1)	1.7	1.8	(0.3)	1.5

Total	$91.1	$(26.5)	$64.6	$164.7	$(64.6)	$100.1

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 2. Goodwill and Other Intangible Assets (Continued)

        The aggregate amortization expense for finite-lived intangible assets was $5.7 million, $9.2 million and $38.0 million for the years ended December 27, 2009, December 26, 2010, and December 25, 2011, respectively. The increase in intangible assets in 2011 was a result of the Company's acquisitions (see Note 3).

        Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 25, 2011, is as follows (in millions):

Amortization Expense
2012	$34.2
2013	18.3
2014	16.7
2015	11.0
2016	6.3
Thereafter	13.6

$100.1

Note 3. Acquisitions

  SecureInfo Corporation

        On November 15, 2011 the Company acquired SecureInfo Corporation ("SecureInfo") for $18.7 million in cash which does not include an estimated $1.5 million in potential earn-out to be paid in the first half of 2012. The estimated amount for the additional consideration is expected to be paid in the first half of 2012. Upon completion of the SecureInfo transaction, the Company deposited $1.8 million of the purchase price ("the holdback") into an escrow account as security for SecureInfo's indemnification obligations as set forth in the SecureInfo purchase agreement. In addition, the SecureInfo purchase agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the SecureInfo purchase agreement) exceeded $2.2 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $2.2 million. The SecureInfo working capital was $2.1 million and the Company and SecureInfo agreed to a working capital adjustment of $0.1 million.

        Based in northern Virginia, SecureInfo is a cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the Department of Defense, the Department of Homeland Security and large commercial customers, including market leading cloud computing service providers. SecureInfo is part of the Company's KGS segment.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

goodwill represents the value the Company expects to be created by SecureInfo's nationally recognized expertise in operational cybersecurity, cybersecurity risk management as well as cybersecurity training programs.

        The SecureInfo transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$1.4
Other assets	3.1
Property and equipment	0.1
Intangible assets	4.5
Goodwill	12.2

Total assets	21.3
Current liabilities	(1.0)

Net assets acquired	$20.3

        The goodwill recorded in this transaction is not tax deductible.

        As of November 15, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $2.9 million, of which $0.0 million is not expected to be collectible.

        The amounts of revenue and operating income of SecureInfo included in the Company's consolidated statement of operations for the year ended December 25, 2011 was $1.9 million and $0.1 million, respectively.

  Integral Systems, Inc.

        On July 27, 2011, the Company acquired Integral Systems, Inc., a Maryland corporation ("Integral") in a cash and stock transaction valued at $241.1 million. The acquisition was completed with an aggregate cash payment of $131.4 million, the issuance of approximately 10.4 million shares of Kratos common stock valued at $108.7 million, and the issuance of replacement stock options with a fair value of $1.0 million.

        To fund the cash portion of the acquisition, on July 27, 2011, the Company issued $115.0 million aggregate principal amount of 10% Senior Secured Notes due 2017. The notes were issued at a premium of 105%, for an effective interest rate of approximately 8.9%. The gross proceeds of approximately $120.8 million, which includes an approximate $5.8 million issuance premium and excludes accrued interest received of $1.8 million, were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral and its subsidiaries, to pay certain severance payments in connection with the merger and to pay related fees and expenses. See Note 5 for a complete description of the Company's debt.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

        As consideration for the acquisition of Integral, each Integral stockholder received (i) $5.00 in cash, without interest, and (ii) 0.588 shares of the Company's common stock for each share of Integral common stock. In addition, upon completion of the merger (i) each outstanding Integral stock option with an exercise price less than $13.00 per share was, if the holder thereof had so elected in writing, cancelled in exchange for an amount in cash equal to the product of the total number of shares of Integral common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding, (ii) each outstanding Integral stock option with an exercise price equal to or greater than $13.00 per share and each Integral in-the-money option the holder of which had not made the election described in (i) above, was converted into an option to purchase Company common stock, with the number of shares subject to such option adjusted to equal the number of shares of Integral common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent, and (iii) each outstanding share of restricted stock granted under an Integral equity plan or otherwise, whether vested or unvested, was cancelled and converted into the right to receive $13.00, less the amount of any tax withholding.

        Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency interference. Integral's customers include U.S. and foreign commercial, government, military and intelligence organizations. For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk. Integral is part of the Company's KGS segment.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by Integral's significant expertise with satellite operations, ground systems, signal processing and other areas of satellite command and control, and also advanced technologies for Unmanned Aerial Vehicles, situational awareness, remote management and numerous established electronic attack and electronic warfare platforms, tactical missile systems, and strategic deterrence systems.

        The Integral transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

values as of the merger date. The following table summarizes the preliminary fair values of major assets acquired and liabilities assumed (in millions):

Cash	$6.8
Accounts receivable	68.4
Inventoried costs	15.8
Deferred tax assets	36.3
Other assets	3.5
Property and equipment	12.9
Intangible assets	32.0
Goodwill	188.3

Total assets	364.0
Current liabilities	(84.5)
Deferred tax liabilities	(19.5)
Long-term liabilities	(18.9)

Net assets acquired	$241.1

        The goodwill recorded in this transaction is not tax deductible.

        As of July 27, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $68.6 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Integral.

        The amounts of revenue and operating income of Integral included in the Company's consolidated statement of operations for the year ended December 25, 2011 was $96.5 million and $5.8 million, respectively.

  Herley Industries, Inc.

        On March 25, 2011, the Company acquired approximately 13.2 million shares of Herley common stock representing approximately 94% of the total outstanding shares of Herley common stock in a tender offer to purchase all of the outstanding shares of Herley common stock. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by the approximately 0.9 million shares that were not tendered as of March 25, 2011. On March 30, 2011, following purchases of the remaining non-controlling interest in a subsequent offering period, Herley became a wholly owned subsidiary of the Company. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011 and as of April 15, 2011 had paid total aggregate cash consideration of $270.7 million in respect of the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control of Herley. In addition, upon completion of the acquisition, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 1.3495 shares of Kratos common stock for each share of Herley common stock underlying the options ("Herley Options"). The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The Herley Options are exercisable for an aggregate of approximately 0.8 million shares of the Company's common stock. All Herley Options were fully vested upon the change in control and the fair value of the Herley Options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.5 million. In addition, the Company assumed change in control obligations of $4.0 million related to the transaction, and transaction expenses of $11.1 million. The final payment related to the change in control payments of $0.6 million will be paid in the first quarter of 2012.

        To fund the acquisition of Herley, on February 11, 2011, Kratos sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. Kratos received gross proceeds of approximately $64.8 million and net proceeds of approximately $61.1 million after deducting underwriting fees and other offering expenses. Kratos used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of Herley and for general corporate purposes. To fund the remaining purchase price, Kratos issued $285.0 million in aggregate principal amount of 10% Senior Secured Notes due 2017 at a premium of 107% through its wholly owned subsidiary, Acquisition Co. Lanza Parent ("Lanza"), on March 25, 2011, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). On April 4, 2011, after the acquisition of Herley was complete, Lanza was merged with and into Kratos and all assets and liabilities of Lanza became assets and liabilities of Kratos. See Note 5 for a complete description of the Company's debt.

        Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley's products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cybersecurity applications. Herley is part of the Company's KGS segment.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by Herley's significant expertise in numerous established electronic attack and electronic warfare platforms, tactical missile systems, and strategic deterrence systems which complement the Company's existing business in manned and unmanned aircraft, missile systems and certain other programs.

        The Herley transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

values as of the merger date. The following table summarizes the preliminary fair values of major assets acquired and liabilities assumed (in millions):

Cash	$21.8
Accounts receivable	39.1
Inventoried costs	42.8
Deferred tax assets	17.3
Other assets	7.2
Property and equipment	34.2
Intangible assets	37.0
Goodwill	146.4

Total assets	345.8
Current liabilities	(40.8)
Deferred tax liabilities	(16.8)
Debt	(9.5)
Long-term liabilities	(6.2)

Net assets acquired	$272.5

        The goodwill recorded in this transaction is not tax deductible.

        As of March 25, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $39.3 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Herley. The Company initially recorded $47.9 million of inventory and $30.4 million in property and equipment. The Company decreased the value of acquired inventory to $42.8 million and increased the value of acquired property and equipment to $34.2 million based on its updated valuations during 2011.

        The amounts of revenue and operating income of Herley included in the Company's consolidated statement of operations for the year ended December 25, 2011 are $150.8 million and $12.7 million, respectively.

  Henry Bros. Electronics, Inc.

        On December 15, 2010, the Company acquired Henry Bros. Electronics, Inc. ("HBE") in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by the Company and converted into options to purchase common stock of the Company. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock were assumed by the Company (the "HBE Options") and converted into options to purchase common stock of the Company, entitling the holders thereof to receive 0.7715 shares of common stock of the Company for each share of HBE common stock underlying the HBE Options. The HBE Options are exercisable for an aggregate of approximately 0.4 million shares of common stock of the Company. The fair value of unvested HBE

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

Options which are related to future service will be expensed as the service is performed over a weighted average vesting period of 2.5 years.

        HBE is a leading provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command and control systems for the protection of strategic assets and critical infrastructure in the U.S. HBE also has particular expertise in the design, engineering, deployment and operation of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include Department of Defense ("DoD") agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure. HBE is part of the Company's PSS segment.

        HBE has been in business for over 50 years and has established relationships with manufacturing partners, industry colleagues, and customers demanding some of the most sophisticated security solutions available. The Company has a national footprint that includes offices in New York, New Jersey, Virginia, Maryland, Texas, Arizona, Colorado and California. The combination of the Company's existing PSS businesses, with one of the leading homeland security solutions and high end security system design and engineering services providers in the industry today, strategically strengthens the Company's overall capabilities and enhances its customer offerings and overall contract portfolio.

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

        The HBE transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$2.0
Accounts receivable	27.7
Inventoried costs	1.2
Deferred tax assets	1.0
Other assets	0.8
Property and equipment	1.8
Intangible assets	18.6
Goodwill	33.0

Total assets	86.1
Current liabilities	(22.0)
Deferred tax liabilities	(6.8)
Long-term liabilities	(0.7)

Net assets acquired	$56.6

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

        The goodwill recorded in this transaction is not tax deductible.

        As of December 15, 2010, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $28.6 million, of which $0.9 million is not expected to be collectible.

        There were no contingent liabilities associated with the acquisition of HBE other than contingent liabilities of $0.4 million associated with HBE's acquisition of Professional Security Technologies LLC ("PST") in September 2010. The agreement with PST provides that the former shareholders of PST receive a 5% payment for achievement of revenue amounts from certain customers for the period from June 1, 2010 through December 31, 2012.

        The amounts of revenue and operating income of HBE included in the Company's consolidated statements of operations for the years ended December 26, 2010 and December 25, 2011 are $1.8 million and $0.2 million, and $77.2 million and $9.5 million, respectively.

  Southside Container & Trailer, LLC

        On December 7, 2010, the Company acquired Southside Container & Trailer, LLC ("SCT") for $13.7 million of which $12.2 million in cash was paid at closing, $0.3 million was paid in March 2011 as SCT's indemnification obligations as set forth in the applicable acquisition agreement (the "SCT Agreement") were met and approximately $1.2 million of which represents the acquisition date fair value of additional performance based consideration.

        SCT, which was founded in 2002 and headquartered in Walterboro, South Carolina, designs, engineers, manufactures and delivers various products, shelters and solutions used primarily by the war fighter and first responder in fulfilling their respective national security missions. Representative end customers and program locations include the U.S. Army, Marine Corps, Special Operations Command, Space and Naval Warfare Systems Center, Fort Bragg, Fort Lewis, Fort Bliss, Fort McGregor, Fort Irwin, Fort Stewart, the Border Patrol and the National Guard. SCT is known for its superior design, engineering, construction and on schedule and on budget delivery of cost effective products and solutions that meet critical and special mission national security, specialized warfighter and asymmetric warfare requirements. SCT is part of the KGS segment.

        Pursuant to the terms of the SCT Agreement, upon achievement of certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") amounts in 2011, 2012 and 2013, the Company will pay the former stockholders of SCT certain additional performance-based consideration ("SCT Contingent Consideration"). The potential undiscounted amount of all future SCT Contingent Consideration that may be payable by the Company under the SCT Agreement is between zero and $3.5 million.

        The fair value of the SCT Contingent Consideration of $1.2 million was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels for EBITDA. The fair value of the SCT Contingent Consideration was decreased by $0.1 million and recognized in earnings

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

during the three month period ended September 25, 2011 and the $1.1 million balance as of December 25, 2011 is reflected in other long-term liabilities in the consolidated balance sheet.

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

        The amounts of revenue and operating income of SCT included in the Company's consolidated statements of operations for the years ended December 26, 2010 and December 25, 2011 are $0.1 million and $0.0 million, and $8.8 million and $2.1 million, respectively.

  DEI Services Corporation

        On August 9, 2010, the Company acquired DEI Services Corporation ("DEI"), in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration.

        Founded in 1996 and headquartered in Orlando, Florida, DEI designs, manufactures and markets full-scale training simulation products. In addition to the engineering and construction of physical simulators for air and ground military vehicles, DEI provides instructional design, courseware creation, learning application programming and other supporting services. Among DEI's most successful products are training and simulation solutions for fixed-wing aircraft (including the Tiger, Harrier and

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

Prowler aircraft), rotor-wing aircraft (including Blackhawk, Chinook and Sea Stallion helicopters) and Ground Combat Vehicles (including the M1 Abrams Main Battle Tank and M2 Bradley Fighting Vehicle). DEI is part of the KGS segment.

        Pursuant to the terms of the agreement and plan of merger (the "DEI Agreement"), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the "DEI Contingent Consideration"). The fair value of the DEI Contingent Consideration was originally estimated as $5.0 million by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 5.8%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels of cash receipts, revenue, EBITDA and backlog. The fair value of the DEI Contingent Consideration was increased by $0.4 million and recognized in earnings during the three month period ended September 25, 2011. The balance as of December 25, 2011 is $5.0 million and $2.5 million is reflected in other current liabilities and long-term liabilities, respectively, in the consolidated balance sheets. The Company paid $0.4 million in September 2010 and $2.5 million has been achieved for 2011 and is expected to be paid in March 2012, subject to potential reductions if certain cash receipts are not collected. As of December 25, 2011, the potential undiscounted amount of future DEI Contingent Consideration that may be payable by the Company under the DEI Agreement is between $2.5 million and $6.5 million which includes the amount expected to be paid in March 2012. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $6.0 million.

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

December 25, 2011

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

        The amounts of revenue and operating income of DEI included in the Company's consolidated statements of operations for the years ended December 26, 2010 and December 25, 2011 are $6.7 million and $0.1 million, and $24.3 million and $4.9 million, respectively.

  Gichner Holdings, Inc.

        On May 19, 2010, the Company acquired Gichner Holdings, Inc. ("Gichner") pursuant to the Stock Purchase Agreement (the "Gichner Agreement"), dated as of April 12, 2010, by and between the Company and the stockholders of Gichner, in cash for stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ—1C Sky Warrior, Gorgon Stare, MQ—8B Fire Scout and RQ—7 Shadow Unmanned Aerial Vehicles, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform. Gichner is part of the KGS segment.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

its strengths in the areas of weapons system sustainment; C5ISR; military preset/reset; and foreign military sales. It will also enable the Company to realize significant cross selling opportunities, pursue new and larger contracts and increase its sales of higher margin, fixed price products.

        Upon completion of the Gichner transaction, the Company deposited $8.1 million of the purchase price ("the holdback") into an escrow account as security for Gichner's indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeded $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $17.1 million. The Company and seller agreed to a working capital adjustment of $0.6 million and during 2011 the Company paid the holdback owed of $7.5 million.

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

December 25, 2011

Note 3. Acquisitions (Continued)

inherently legal contingencies in nature are recorded at the probable and estimable amount. As of the acquisition date approximately $0.2 million has been recorded for probable and estimable environmental and employment liabilities.

        The amounts of revenue and operating income of Gichner included in the Company's consolidated statements of operations for the years ended December 26, 2010 and December 25, 2011 are $98.1 million and $4.8 million, and $131.5 million and $4.9 million, respectively.

        In accordance with Topic 805 the allocation of the purchase price for the Company's acquisitions of Herley, Integral and SecureInfo are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations become available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective acquisition dates to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the respective acquisition dates. The Company believes that current information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with these transactions, including, intangible assets, inventory, property and equipment and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

        The following tables summarize the fair value of identifiable intangible assets acquired for the SecureInfo, Integral, and Herley transactions and the weighted average amortization period of each class of intangible (in millions):

SecureInfo	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer contracts	$4.0	3.0
Funded backlog	0.5	1.0

Total	$4.5	2.8

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

Integral	Gross Value	Estimated Weighted Average Amortization Period (in years)
Trade name	$0.6	4.4
Customer contracts	12.4	3.9
Funded backlog	19.0	1.4

Total	$32.0	2.4

Herley	Gross Value	Estimated Weighted Average Amortization Period (in years)
Trade name	$0.7	5.8
Customer contracts	20.2	4.5
Funded backlog	16.1	0.8

Total	$37.0	2.9

Unaudited Pro Forma Financial Information

        The following tables summarize supplemental statements of operations information on an unaudited pro forma basis as if the acquisitions of Gichner, DEI, SCT, HBE, Herley, Integral and SecureInfo had occurred on December 28, 2009, and include adjustments that were directly attributable to the transactions or were not expected to have a continuing impact on the Company. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings for 2010 or 2011. The pro forma results are for illustrative purposes only for the applicable periods and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

Unaudited Pro forma Condensed Combined Statements of Operations Information

	Year Ended December 26, 2010	Year Ended December 25, 2011
Pro forma revenues	$948.7	$908.3
Pro forma net loss before tax	(74.3)	(66.4)
Pro forma net loss	(62.1)	(68.4)
Net income (loss) attributable to the registrant	14.6	(24.7)
Basic and diluted pro forma loss per share	$(1.80)	$(2.00)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

        The pro forma results for the years ended December 26, 2010 and December 25, 2011 include $9.4 million, and $33.2 million of acquisition related expenses, respectively. The pro forma financial information also reflects pro forma adjustments for the additional amortization associated with finite lived intangible assets acquired, additional incremental interest expense, deferred financing costs related to the financing undertaken for the Integral, Herley and Gichner transactions, the change in stock compensation expense as a result of the exercise of stock options and restricted stock immediately prior to closing of the Integral, Herley and HBE transactions offset by stock-based compensation expense for stock options assumed, and the tax effect of the increased interest expense and intangible amortization. The weighted average common shares also reflect the issuance of 2.5 million shares in October 2010, 4.9 million shares in February 2011 for the HBE and Herley acquisitions and 10.5 million shares in July 2011 for the Integral acquisition. These adjustments are as follows (in millions):

	Years Ended
	December 26, 2010	December 25, 2011
Intangible amortization	$39.9	$14.8
Net change in stock compensation expense	(3.7)	(3.7)
Net change in interest expense	39.2	10.2
Net change in income tax expense (benefit)	(2.0)	4.0
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	17.9	6.8

Contingent Acquisition Consideration

        In connection with the acquisitions of SecureInfo, DEI and SCT, the Company agreed to make additional future payments to the seller's contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Topic 805, the Company will re-measure these liabilities each reporting period and record changes in the fair value in its consolidated statement of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 3. Acquisitions (Continued)

        A summary of contingent acquisition consideration as of December 26, 2010 and December 25, 2011 is summarized in the following table (in millions):

	SecureInfo	DEI	SCT	Total
Balance as of December 27, 2009	$—	$—	$—	$—
Fair value of contingent acquisition consideration assumed in acquisitions	—	5.0	1.2	6.2
Cash payments	—	(0.4)	—	(0.4)

Balance as of December 26, 2010	—	4.6	1.2	5.8

Fair value of contingent acquisition consideration assumed in acquisitions	1.5	—	—	1.5
Post-acquisition adjustments reflected in operating results	—	0.4	(0.1)	0.3

Balance as of December 25, 2011	$1.5	$5.0	$1.1	$7.6

        As of December 25, 2011 $4.0 million of the contingent acquisition consideration is reflected in other current liabilities and $3.6 million is in other long-term liabilities in the consolidated balance sheets.

Note 4. Balance Sheet Details

        The detail of certain assets in the consolidated balance sheets consists of the following (in millions).

Cash and cash equivalents

        The Company's cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. The cash and cash equivalents at December 26, 2010 and December 25, 2011 were as follows:

	December 26, 2010		December 25, 2011
	Amortized Cost Basis	Fair Value Basis	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents	$10.8	$10.8	$69.8	$69.8

        Net unrealized and realized gains recorded during the years ended December 26, 2010 and December 25, 2011 were immaterial.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 4. Balance Sheet Details (Continued)

Accounts receivable, net

        Receivables including amounts due under long-term contracts are summarized as follows:

	December 26, 2010	December 25, 2011
Billed, current	$85.0	$131.5
Unbilled, current	41.5	121.1

Total current accounts receivable	126.5	252.6
Allowance for doubtful accounts	(0.7)	(2.0)

Total current accounts receivable, net	125.8	250.6

Unbilled, long-term (included in other assets)	0.3	0.3

Total accounts receivable, net	$126.1	$250.9

        Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivable were $4.9 million as of December 26, 2010 and $3.9 million as of December 25, 2011 and are included in accounts receivable, net in the consolidated balance sheets.

U.S. Government contract receivables (included in accounts receivable, net)

	December 26, 2010	December 25, 2011
Billed	$22.4	$44.0
Unbilled	17.0	44.2

Total U.S. Government contract receivables	$39.4	$88.2

Inventoried costs, net of progress payments

	December 26, 2010	December 25, 2011
Raw materials	$16.5	$45.3
Work in process	7.9	27.7
Finished goods	1.1	6.9
Supplies and other	5.8	4.0
Less: U.S. Government advances, performance-based payments, and progress payments	(5.4)	(3.3)

Total inventoried costs, net	$25.9	$80.6

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 4. Balance Sheet Details (Continued)

Property and equipment, net

	December 26, 2010	December 25, 2011
Land and buildings	$9.1	$20.6
Computer equipment and software	10.0	18.4
Machinery and equipment	12.1	37.5
Furniture and office equipment	6.2	8.3
Facility under capital lease	1.0	1.0
Leasehold improvements	4.2	8.2
Construction in progress	—	1.7

Property and equipment	42.6	95.7
Accumulated depreciation and amortization	(14.2)	(22.7)

Total property and equipment, net	$28.4	$73.0

        Depreciation expense was $2.6 million, $3.7 million and $10.0 million for the years ended December 27, 2009, December 26, 2010, and December 25, 2011, respectively.

Note 5. Debt

(a)   Issuance of 10% Senior Secured Notes due 2017

        On May 19, 2010, the Company entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB ("Wilmington Trust"), as trustee and collateral agent (the "Indenture") to issue 10% Senior Secured Notes due 2017 ("Notes"). As of December 25, 2011, the Company has issued Notes of $625.0 million under this Indenture. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the senior secured borrowings have a second priority lien to the $90.0 million credit facility described below.

        The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 25, 2011, the Company was in compliance with the covenants contained in the indentures related to the Notes.

        On or after June 1, 2014, the Company may redeem some or all of the Notes at 105% of the aggregate principal amount of such Notes through June 1, 2015, 102.5% of the aggregate principal amount of such Notes through June 1, 2016 and 100% of the aggregate principal amount of such Notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 5. Debt (Continued)

Company may redeem up to 35% of the aggregate principal amount of the Notes at 110% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Notes at any time prior to June 1, 2014, by paying a "make whole" premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may also purchase outstanding Notes traded on the open market at any time.

        The Notes were issued in three offerings.

  $225 Million 10% Senior Secured Note Offering, May 2010

        On May 19, 2010, the Company issued Notes in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act and on August 11, 2010, the Company completed an exchange offer for such Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof. The proceeds were primarily used to finance the acquisitions of Gichner, DEI and SCT as well as to refinance the Company's existing debt. (See Note 3).

  $285 Million 10% Senior Secured Note Offering, March 2011

        On March 25, 2011, the Company issued Notes in the aggregate principal amount of $285.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act and received approximately $314.0 million in cash proceeds from the offering, which includes an approximate $20.0 million of issuance premiums and $9.0 million of accrued interest, which proceeds were used, together with cash contributions of $45.0 million from the Company, to finance the acquisition of all of the outstanding shares of common stock of Herley (see Note 3), to pay related fees and expenses and for general corporate purposes. The effective interest rate on this issuance was 8.5%. On July 29, 2011, the Company completed an exchange offer for these Notes pursuant to a registration rights agreement entered into in connection with this issuance.

  $115 Million 10% Senior Secured Note Offering, July 2011

        On July 27, 2011, the Company issued Notes in the aggregate principal amount of $115.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act and received approximately $122.5 million in cash proceeds from the issuance of the Notes, which includes an approximate $5.8 million of issuance premiums and $1.7 million of accrued interest. These proceeds were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral (see Note 3), to refinance existing indebtedness of Integral, to make certain severance payments in connection with the acquisition of Integral and to pay related fees and expenses. The effective interest rate on this issuance was 8.9%. On December 2, 2011, the Company completed an exchange offer for these Notes pursuant to a registration rights agreement entered into in connection with this issuance.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 5. Debt (Continued)

(b)   Other Indebtedness

  $90 Million Credit Facility

        On July 27, 2011, concurrent with the completion of the offering of the $115.0 million in Notes, the Company entered into a credit and security agreement with KeyBank National Association ("KeyBank"), as lead arranger, sole book runner and administrative agent, and East West Bank and Bank of the West, as the lenders (the "2011 Credit Agreement"). The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, between the Company, KeyBank and the lenders named therein (as amended). The 2011 Credit Agreement establishes a five year senior secured revolving credit facility in the amount of $65.0 million (the "Amended Revolver"). The Amended Revolver is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Notes.

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

        On November 14, 2011, the Company entered into a First Amendment Agreement (the "Amendment Agreement"), with certain lenders and with KeyBank, which amended the 2011 Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

        The Amended Revolver may be increased to $100.0 million. Any increase in the Amended Revolver is subject to the consent of KeyBank, identification of one or more additional lenders willing to advance the increased amount of the Amended Revolver, and compliance with covenants in the Notes. The amounts of borrowings that may be made under the Amended Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Amended Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Amended Revolver includes $30.0 million of availability for letters of credit and $5.0 million of availability for swing line loans.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 5. Debt (Continued)

        The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of December 25, 2011, there were no outstanding borrowings on the Amended Revolver and $21.3 million was outstanding on letters of credit resulting in net availability of $68.7 million. The Company was in compliance with the financial covenants as of December 25, 2011.

        During 2010, the Company refinanced its previous revolving credit facilities and, as a result, the Company recorded interest charges of approximately $3.9 million in 2010 relating to the write-off of previously deferred financing costs.

  Debt Acquired in Acquisition of Herley

        The Company assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 25, 2011 was $6.8 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of December 25, 2011.

        On October 19, 2001, Herley received $3.0 million in proceeds from the East Hempfield Township Industrial Development Authority Variable Rate Demand/Fixed Rate Revenue Bonds Series of 2001 (the "IDA Bonds"). The IDA Bonds were due in varying annual installments through October 1, 2021. Proceeds from the IDA Bonds were used for the construction of a 15,000 square foot expansion of Herley's facilities in Lancaster, Pennsylvania, and for manufacturing equipment. The IDA Bonds were paid in full on May 2, 2011.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 5. Debt (Continued)

  Fair Value of Long-term Debt

        Carrying amounts and the related estimated fair values of the Company's long term debt financial instruments not measured at fair value on a recurring basis at December 26, 2010 and December 25, 2011 are presented in the following table:

	As of December 26, 2010			As of December 25, 2011
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$225.0	$225.0	$247.2	$631.8	$654.6	$642.7

        The fair value of the Company's long-term debt was based upon actual trading activity (Level 1, Observable inputs—quoted prices in active markets) and it is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

        The net unamortized debt premium, of $22.8 million as of December 25, 2011, which is the difference between the carrying amount of $654.6 million and the principal amount of $631.8 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

        Future maturities of long-term debt for each of the years ending 2012 through 2016 are $1.0 million per year.

Note 6. Lease Commitments

        The Company leases certain facilities and equipment under operating and capital leases having terms expiring at various dates through 2022. Future minimum lease payments under capital and operating leases as of December 25, 2011, which does not include $11.7 million in sublease income on our operating leases, are as follows (in millions):

Year	Capital Leases	Net Operating Leases
2012	$0.9	$17.2
2013	0.5	15.3
2014	0.3	14.0
2015	—	12.4
2016	—	10.6
Thereafter	—	41.4

Total future minimum lease payments	1.7	$110.9

Less amount representing interest	0.4

Present value of capital lease obligations	1.3
Less current portion	0.6

Long-term capital lease obligations	$0.7

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 6. Lease Commitments (Continued)

        The following is an analysis of the leased property under capital leases by major class:

	December 26, 2010	December 25, 2011
Classes of Property
Facilities	$1.0	$1.0
Vehicles	0.8	0.6
Office equipment	0.5	0.7

Total	2.3	2.3
Less: Accumulated amortization	0.6	1.0

	$1.7	$1.3

        Amortization expense related to capital leases was $0.2 million, $0.3 million and $0.1 million for the years ended December 27, 2009, December 26, 2010 and December 25, 2011, respectively.

        Gross rent expense under operating leases for the years ended December 27, 2009, December 26, 2010, and December 25, 2011 was $7.3 million, $6.8 million, and $12.8 million, respectively. Total sublease income for the years ended December 27, 2009, December 26, 2010, and December 25, 2011, totaling $0.2 million, $0.2 million, and $1.3 million, respectively, has been netted against rent expense.

        Based on management's assessment of assumptions considering existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company's vacant properties and due to the Company's actions to consolidate facilities, the Company periodically reevaluates its accrual for excess facilities. As a result, in 2009, the Company recorded a $0.6 million excess facility accrual due to the consolidation of space that occurred at the Company's Corporate Headquarters. In 2011 as a result of the Integral acquisition, the Company acquired 131,450 rentable square feet of property located in Maryland with a lease term through April 2020. Prior to the acquisition, Integral had vacated the majority of this space and subleased approximately 83,000 square feet for an initial term which commenced on October 1, 2010 and ends on October 31, 2015. The Company recorded a liability at fair value of $19.0 million at the merger date related to this excess facility.

        The Company's accrual for excess facilities was $0.7 million, $0.1 million, and $18.5 million as of December 27, 2009, December 26, 2010 and December 25, 2011, respectively. The Company estimates that the remaining accrual will be paid through 2020.

Excess Facilities
Balance as of December 27, 2009	$0.7
Cash payments	(0.6)

Balance as of December 26, 2010	0.1

Fair value of liability assumed in acquisition	19.0
Cash payments	(0.6)

Balance as of December 25, 2011	$18.5

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 6. Lease Commitments (Continued)

        The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses and other long-term liabilities in the consolidated balance sheets, of $0.1 million, $1.2 million, and $1.0 million at December 27, 2009, December 26, 2010 and December 25, 2011, respectively, to reflect the excess of rent expense over cash payments since inception of the respective leases.

Note 7. Net Income (Loss) Per Common Share

        The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share ("Topic 260"). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities.

        In prior reporting periods, the Company had two classes of participating securities, Series B Convertible Preferred Stock and common stock. The two classes of participating securities: common shares and preferred shares represented 99% and 1% of outstanding shares, respectively. The preferred shareholders had the ability to participate in dividends with common shareholders according to a predetermined formula (one for one) based upon the conversion of preferred shares to common shares. On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock were redeemed for 100,000 shares of common stock.

        For the year ended December 27, 2009, the preferred shares were not included in the computation of basic loss per share because the participating securities do not have a contractual obligation to share

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 7. Net Income (Loss) Per Common Share (Continued)

in the losses of the Company. Basic and diluted income per share calculated using the two-class method in accordance with Topic 260 was as follows:

(In millions, except earnings per share)	December 27, 2009	December 26, 2010	December 25, 2011
Net income (loss) from continuing operations	$(38.3)	$14.6	$(24.7)
Less net income from continuing operations allocated to preferred shareholders	—	(0.1)	—

Net income (loss) from continuing operations allocated to common shareholders (A)	$(38.3)	$14.5	$(24.7)

Weighted average outstanding shares of common stock (B)	13.9	16.5	27.4
Weighted average shares from preferred stock	—	0.1	—

Basic weighted average outstanding shares of common stock and participating securities	13.9	16.6	27.4
Dilutive effect of employee stock options and awards	—	0.3	—

Common stock and common stock equivalents(C)	13.9	16.9	27.4

Net income (loss) from continuing operations per common share:
Basic (A/B)	$(2.76)	$0.88	$(0.90)
Diluted (A/C)	$(2.76)	$0.87	$(0.90)

        The following shares were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

	2009	2010	2011
Shares from stock options and awards	1.6	1.2	2.1
Shares from preferred stock	0.1	—	—
Shares from convertible notes	0.1	—	—

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 8. Income Taxes

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in millions):

Total
Balance at December 28, 2008	$12.8

Expiration of applicable statutes of limitations	(0.3)
Foreign currency translation	0.1

Balance at December 27, 2009	12.6

Increases related to prior periods (acquired entities)	0.3
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.7)

Balance at December 26, 2010	12.4

Increases related to prior periods (acquired entities)	0.6
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.6)
Settlements with taxing authorities	(2.4)

Balance at December 25, 2011	$10.2

        Included in the balance of unrecognized tax benefits at December 25, 2011, are $10.2 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $7.2 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company's consolidated financial position at the time the benefits are recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 27, 2009, December 26, 2010 and December 25, 2011, the Company recorded $0.1 million, $0.1 million and $0.3 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.2 million, $0.4 million, and $0.4 million for the years ended December 27, 2009, December 26, 2010, and December 25, 2011, respectively. As of December 27, 2009, December 26, 2010, and December 25, 2011, the Company had recorded total interest and penalties of $0.7 million, $0.5 million, and $0.4 million, respectively.

        The Company believes that it is reasonably possible that as much as $0.4 million of unrecognized tax benefits will expire within 12 months of December 25, 2011 due to the expiration of various applicable statutes of limitations.

        The Company is subject to taxation in the U.S. and various states, local and foreign tax jurisdictions. The Company's tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss carryforwards. Generally, the Company's tax years for 2002 and forward are subject to examination by various foreign tax authorities.

        In assessing the realizability of deferred tax assets, management considers on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 8. Income Taxes (Continued)

realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities which can be expected to reverse and certain foreign and separate state deferred tax assets. Management will continue to evaluate the necessity to maintain a valuation allowance against its deferred tax asset.

        As of December 25, 2011 and December 26, 2010, the Company had $13.0 million and $0.0 million, respectively, of undistributed earnings attributable to foreign subsidiaries. It is the Company's intention to permanently reinvest undistributed earnings of its foreign subsidiaries. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.

        The components of income (loss) before incomes taxes and equity earnings are listed below:

	2009	2010	2011
Domestic	$(37.3)	$1.9	$(21.8)
Foreign	—	—	(1.0)

Total	$(37.3)	$1.9	$(22.8)

        The provision (benefit) for income taxes from continuing operations for the years ended December 27, 2009, December 26, 2010, and December 25, 2011 are comprised of the following (in millions):

	2009	2010	2011
Federal income taxes:
Current	$0.0	$0.1	$(1.5)
Deferred	1.0	1.6	0.6

Total Federal	1.0	1.7	(0.9)
State and local income taxes
Current	0.0	(12.6)	3.1
Deferred	0.0	(1.8)	0.8

Total State and local	0.0	(14.4)	3.9

Foreign income taxes:
Current	0.0	0.0	0.4
Deferred	0.0	0.0	(1.5)

Total Foreign	0.0	0.0	(1.1)

Total	$1.0	$(12.7)	$1.9

        A reconciliation of total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before income tax

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 8. Income Taxes (Continued)

provision (benefit) for the years ended December 27, 2009, December 26, 2010 and December 25, 2011 is as follows (in millions):

	2009	2010	2011
Income tax expense (benefit) at federal statutory rate	$(13.1)	$0.6	$(7.9)
State taxes, net of federal tax benefit and valuation allowance	1.0	1.9	3.1
Difference in tax rates between U.S. and foreign	—	—	(0.1)
Release of foreign valuation allowance	—	—	(0.7)
Increase (decrease) in federal valuation allowance	1.7	(2.3)	5.0
Nondeductible expense	0.1	0.2	0.4
Decrease in reserve for uncertain tax positions	—	(0.2)	(1.7)
Transaction costs	—	0.7	2.3
Changes to indefinite life items and separate state deferred taxes	—	—	1.5
Impact of purchase accounting	—	(13.6)	—
Nondeductible goodwill impairment charges	11.3	—	—

Total	$1.0	$(12.7)	$1.9

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 8. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 26, 2010 and December 25, 2011 are as follows (in millions):

	2010	2011
Deferred tax assets:
Allowance for doubtful accounts	$0.7	$0.8
Sundry accruals	3.4	7.8
Vacation accrual	2.3	5.0
Stock-based compensation	4.1	4.9
Property and equipment, principally due to differences in depreciation	0.1	—
Payroll related accruals	—	2.3
Lease accruals	—	9.5
Investments	2.3	2.1
Net operating loss carryforwards	71.9	104.1
Tax credit carryforwards	0.3	3.5
Deferred revenue	0.2	1.5
Reserves and other	6.1	9.8

	91.4	151.3
Valuation allowance	(70.5)	(98.8)

Total deferred tax assets, net of allowance	20.9	52.5

Deferred tax liabilities:
Unearned revenue	(0.1)	(15.4)
Other intangibles	(28.1)	(37.3)
Property and equipment, principally due to differences in depreciation	(2.4)	(10.1)

Total deferred tax liabilities	(30.6)	(62.8)

Net deferred tax asset (liability)	$(9.7)	$(10.3)

        At December 25, 2011, the Company had federal tax loss carryforwards of $269.4 million and various state tax loss carryforwards of $242.4 million including net operating losses resulting from stock options of approximately $14.4 million for federal and state, which if recognized would result in additional paid-in capital. The federal tax loss carryforwards expire beginning in 2019 through 2030, and the various state tax loss carryforwards expire beginning in 2012 through 2030. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined by Section 382 of the Internal Revenue Code. In March 2010, an "ownership change" occurred which will limit the utilization of the loss carryforwards. As a result, the Company's federal annual utilization of NOL carryforwards will be limited to $28.1 million a year for the five years succeeding the ownership change and $11.6 million per year thereafter. If the entire limitation amount is not utilized in a year, any excess can be carried forward and utilized in future years. For the year ended December 25, 2011, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 8. Income Taxes (Continued)

annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an "ownership change". If and when any other "ownership change" occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the Federal and combined states net operating loss and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2011, the Company recorded a net increase in its valuation allowance of $28.3 million. Of this amount, a $29.3 million increase relates to current year acquisitions, and a $1.0 million decrease is related to a decrease in the deferred tax asset which does not impact the tax provision.

Note 9. Discontinued Operations

        In 2007, the Company entered into a definitive agreement with an affiliate of Platinum Equity to sell the Company's wireless deployment business. In accordance with the acquisition agreement, the Company came to an agreement with Platinum Equity on a working capital adjustment of $5.0 million. The Company made the final working capital payments of $2.8 million in 2009.

        During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos' base national security and public security businesses. These businesses provided video surveillance and information analysis products, digital broadcasting products and incident response management systems. In December 2008, after evaluating these businesses further, a decision was made to dispose of and sell all three business units. In accordance with FASB ASC Topic 205, Presentation of Financial Statements ("Topic 205"), these business units were classified as held for sale and reported in discontinued operations as of and for the year ended December 28, 2008. The Company recorded a $4.5 million impairment charge in the fourth quarter of 2008 primarily related to the impairment of goodwill allocated to these businesses. In the first quarter of 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

        In addition, the plan to sell these businesses included a comprehensive assessment of personnel, relocation of personnel, facility consolidation and exit strategies for certain lines of business. The plan provided for approximately $2.0 million of restructuring costs associated with personnel, and additional costs of $0.6 million for facilities consolidation. The restructuring costs are primarily associated with the businesses sold and are accounted for in discontinued operations in the accompanying consolidated financial statements. As of December 25, 2011, approximately $2.0 million of severance costs and $0.6 million of facilities costs have been paid. In addition, the liability related to severance costs was reduced by approximately $0.1 million, to reflect a revised estimate, which was recognized in the net loss of discontinued operations. The remaining liabilities for severance and facilities are $0.1 million and $0.0 million, respectively, and are included in current liabilities of discontinued operations in the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 9. Discontinued Operations (Continued)

consolidated balance sheets. The following table shows a reconciliation of the beginning accrual to the remaining balance as of December 25, 2011 (in millions):

	Severance	Lease Termination	Total
Original accrual recorded in 2008	$2.0	$0.6	$2.6
Payments in 2008	(0.2)	(0.4)	(0.6)
Payments in 2009	(0.9)	(0.1)	(1.0)
Payments in 2010	(0.7)	(0.1)	(0.8)
Payments in 2011	(0.1)	—	(0.1)

Adjustments	(0.1)	—	(0.1)

Balance December 25, 2011	$—	$—	$—

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

        The following table presents the results of discontinued operations including gain and loss on disposals which is included in income (loss) before taxes (in millions):

	Year ended December 27, 2009	Year ended December 26, 2010	Year ended December 25, 2011
Revenue	$5.9	$2.2	$—
Loss before taxes	(3.8)	(0.9)	(0.1)
Benefit for income taxes	(0.6)	(0.8)	(0.6)
Net income (loss)	$(3.2)	$(0.1)	$0.5

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 9. Discontinued Operations (Continued)

        Following is a summary of the assets and liabilities of discontinued operations as of December 26, 2010 and December 25, 2011 (in millions):

	December 26, 2010	December 25, 2011
Accounts receivable, net	$0.3	$—
Other current assets (liabilities)	0.2	—

Current assets of discontinued operations	$0.5	$—

Accrued expenses	$1.7	$1.5
Other current liabilities	0.4	0.3

Current liabilities of discontinued operations	$2.1	$1.8

Non-current unrecognized tax benefits	$0.6	$0.5
Other noncurrent liabilities	0.8	—

Non-current liabilities of discontinued operations	$1.4	$0.5

Note 10. Fair Value Measurement

        The Company adopted Topic 820 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which it has not applied the provisions of Topic 820 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 10. Fair Value Measurement (Continued)

        The only asset or liability carried and measured at fair value on a recurring basis is an interest rate swap agreement not qualified as a hedging instrument carried in other current liabilities on the consolidated balance sheets. Gains and losses resulting from marking to market the interest rate swap are recorded in other income (expense), net in the consolidated statements of operations. The total gain or loss on the interest rate swap as of December 26, 2010 and December 25, 2011, was a gain of $1.0 million and $0.3 million, respectively. The following table provides the fair value measurement of the interest rate swap (in millions):

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 25, 2011	$—	$—	$—	$—
December 26, 2010	$0.3	$—	$0.3	$—

        The significant Level 2 observable inputs utilized to value the Company's derivative financial instruments are based upon calculations provided by an investment advisor and are validated with the use of a nationally recognized financial reporting service.

        Carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 26, 2010 and December 25, 2011 are presented in Note 5. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and approximated their estimated fair values at December 26, 2010 and December 25, 2011.

Note 11. Stockholders' Equity

(a)   Common Stock

        On December 1, 2011, the Company repurchased in the open market from an institutional investor 2,000,000 shares of its common stock for $5.45 per share, in a block transaction in compliance with legal requirements.

        On July 27, 2011, in connection with the acquisition of Integral, the Company issued approximately 10.4 million shares of its common stock to shareholders of Integral. See Note 3 for a complete description of this transaction.

        On February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, the Company received approximately $61.1 million in net proceeds.

        On October 12, 2010, the Company sold approximately 2.5 million shares of its common stock at a purchase price of $10.20 per share in an underwritten public offering. The Company received gross proceeds of approximately $25.8 million. After deducting underwriting fees and other offering expenses, the Company received approximately $24.7 million in net proceeds. The Company used the net proceeds from this transaction to fund the purchase price for the acquisition of HBE. See Note 3 for a complete description of this transaction.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders' Equity (Continued)

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

(b)   Preferred Stock

        On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock ("Preferred Stock") were redeemed for 100,000 shares of common stock. Prior to the redemption, the Preferred Stock had a total liquidation preference of $5.0 million. In accordance with Topic 260, the Preferred Stock was considered a participating security for purposes of computing basic earnings per share prior to redemption.

(c)   Stock Option Plans and Restricted Stock Unit Plans

        The board of directors ("Board") may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its existing equity incentive plans. In July 2004, the Board resolved that all future stock option grants under the Company's equity incentive plans would be non-statutory stock options, until such further determination by the Board. In February 2005, the Board approved the 2005 Equity Incentive Plan ("2005 Plan"). The 2005 Plan was subsequently approved by a majority of the Company's stockholders on May 18, 2005. In March 10, 2011, the Board approved the 2011 Equity Incentive Plan ("2011 Plan"). The 2011 Plan was subsequently approved by a majority of the Company's stockholders on May 27, 2011. Each of the 2005 Plan and the 2011 Plan permits the Board to issue a wide-variety of awards, including restricted stock units, restricted stock, stock appreciation rights, stock options and deferred stock units. If any shares covered by an award under the 2005 Plan or 2011 Plan are not purchased or are forfeited, or if an award otherwise is terminated, cancelled or retired, such shares are again made available for awards under the 2005 Plan and 2011 Plan. As of December 25, 2011, there are approximately 502,000 and 2 million shares reserved for issuance for future grant under the 2005 Plan and 2011 Plan, respectively. The Board may amend or terminate the 2005 Plan or 2011 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. If the Company were to grant stock options, they would be granted with a per share exercise price not less than the fair market value of the Company's common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

        Integral Stock Option Plans.    All outstanding options to purchase shares of Integral common stock that were not canceled and exchanged for a cash payment upon completion of the Integral merger, were assumed by the Company and converted into options to purchase shares of the Company's

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders' Equity (Continued)

common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the applicable exchange ratio) (the "Assumed Options"). The Company assumed each such stock option in accordance with the terms and conditions of the applicable Integral option plan and stock option agreement, subject to the adjustments described in the preceding sentence. On February 20, 2012, the Board confirmed (i) the assumption of Integral's 2008 Stock Incentive Plan (the "2008 Plan"), pursuant to NASDAQ Rule 5635, which provides that shares available under certain plans acquired in mergers and other acquisitions may be used for certain post-transaction grants without further stockholder approval and (ii) an amendment to the 2008 Plan, in order to permit the future grant of awards, including restricted stock unit awards, by the Company pursuant to the plan. The 2008 Plan was approved by Integral's Board of directors in December 2007 and by Integral's stockholders in February 2008. The terms and conditions of specific awards are set at the discretion of the Board. As of February 20, 2012, there are approximately 984,000 shares of the Company's common stock available for issuance under the 2008 Plan. An additional approximately 48,000 shares of the Company's common stock, which are currently subject to outstanding Assumed Options, may also become issuable pursuant to the 2008 Plan under certain circumstances. The shares of common stock available for issuance under the 2008 Plan may be used to grant awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, to any employee, director or consultant who was not an employee, director or consultant of the Company prior to the consummation of the Integral merger. The Board may amend or terminate the 2008 Plan at any time. However, certain amendments, including an increase in the share reserve, would require stockholder approval.

        Herley Stock Option Plans.    All outstanding options to purchase shares of Herley common stock that were not canceled and exchanged for a cash payment upon completion of the Herley merger, were assumed by the Company and converted into options to purchase shares of the Company's common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the applicable exchange ratio). The Company assumed each such stock option in accordance with the terms and conditions of the applicable Herley option plan and stock option agreement, subject to the adjustments described in the preceding sentence. On February 20, 2012, the Board confirmed (i) the assumption of Herley's 2010 Stock Plan (the "2010 Plan"), pursuant to NASDAQ Rule 5635, and (ii) an amendment to the 2010 Plan, in order to permit the future grant of awards, including restricted stock unit awards, by the Company pursuant to the plan. The 2010 Plan was approved by Herley's Board of directors in January 2010 and by Herley's stockholders in March 2010.The terms and conditions of specific awards are set at the discretion of the Board. As of February 20, 2012, there are approximately 503,000 shares of the Company's common stock available for issuance under the 2010 Plan. These shares are available to grant awards, including stock options, shares of common stock and restricted stock units, to any employee, director or consultant who was not an employee, director or consultant of the Company prior to the consummation of the Herley merger. The Board of the Company may amend or terminate the 2010 Plan at any time. However, certain amendments, including an increase in the share reserve, would require stockholder approval.

        Henry Bros. Electronics Stock Option Plans.    HBE's stock option and stock incentive plans acquired in connection with the Company's acquisition of HBE were terminated on December 15, 2010, and no further grants may be made under these plans after such date. Award grants that were outstanding

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders' Equity (Continued)

under these plans on December 15, 2010 will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option term or any earlier termination of those options in connection with the option holder's cessation of service with the Company. Stock options granted under these plans were incentive stock options, may generally be exercised from one to ten years after the date of grant and generally vest equally over three to five years. Certain of these options had change in control provisions that accelerated the vesting of the options.

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

        On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (an RSU Agreement) to govern the issuance of restricted stock units ("RSU") to executive officers under the Company's 2005 Plan. On November 14, 2011, the Compensation Committee of the Board approved a form of RSU Agreement to govern the issuance of RSUs to executive officers under the Company's 2011 Plan. Each RSU represents the right to receive a share of common stock (a "Share") on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under an RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. The Company recognizes compensation expense on a straight-line basis over the vesting periods based on the market price of the Company's stock on the grant date. The awards granted in 2009, 2010, and 2011 had vesting periods ranging from one to 10 years; 5 to 10 years; and 2 to 10 years, respectively. Some of the grants for these years have accelerated vesting occurring upon change of control or termination. Upon exercise of the RSU, the Company issues new shares of common stock.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders' Equity (Continued)

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions (annualized percentages) included in the following table. Awards with graded vesting are recognized using the straight-line method with the following assumptions:

	2009	2010	2011
Expected life:(1)
Stock options	10.0 years	1.4 years	2.2 years
Risk-free interest rate(2)	2.8% - 3.7%	0.1% - 3.6%	0.1% - 3.4%
Volatility(3)	59.2% - 63.3%	28.4% - 73.8%	29.3% - 65.3%
Forfeiture rate(4)	19.9%	16.3%	16.3%
Dividend yield(5)	—	—	—

(1)
In 2009 and 2011, no unvested options were granted and the expected life was equal to the life of the option. In 2010, all unvested options related to the acquisition of HBE. HBE used the simplified method for calculating the expected life of the option and the Company used this method for calculating the expected life of the options assumed.

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.

(3)
In 2009, 2010, and 2011, the Company estimated implied volatility based upon trailing volatility.

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

        A summary of the status of the Company's stock option plan as of December 25, 2011 and changes in options outstanding under the plan for the year ended December 25, 2011 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000's)			(000's)
Options outstanding at December 26, 2010	1,449	$23.99	3.3	$4,419
Granted	1,217	$16.98
Exercised	(225)	$5.08
Forfeited or expired	(670)	$15.74

Options outstanding at December 25, 2011	1,771	$24.69	2.6	$219

Options exercisable at December 25, 2011	1,728	$25.14	2.6	$208

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders' Equity (Continued)

        As of December 25, 2011, there was $0.3 million of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

        During the years ended December 27, 2009, December 26, 2010, and December 25, 2011 the following values relate to the grants and exercises under the Company's option plans:

	2009	2010	2011
Weighted average grant date fair value of options granted	$5.69	$6.08	$2.38
Total intrinsic value of options exercised (in thousands)	$105	$818	$1,832

        Additional information about stock options outstanding at December 25, 2011 with exercise prices less than and greater than $6.22 per share, the stock price at December 23, 2011, the last trading day of the period, follows:

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares (000's)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price
Less than $6.22	146	$4.80	25	$5.78	171	$4.94
Above $6.22	1,582	$27.02	18	$8.08	1,600	$26.81

Total outstanding	1,728	$25.14	43	$6.72	1,771	$24.69

        The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted- Average Grant Date Fair Value
Nonvested balance at December 26, 2010	755	$15.43
Grants	539	$12.38
Vested	(68)	$12.28
Forfeitures	(15)	$12.78

Nonvested balance at December 25, 2011	1,211	$11.47

        As of December 25, 2011, there was $12.4 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 5.0 years. The fair value of RSU awards that vested in 2009, 2010, and 2011 was $0.2 million, $0.9 million, and $0.8 million, respectively.

(d)   Employee Stock Purchase Plan

        In August 1999, the Board approved the 1999 Employee Stock Purchase Plan ("Purchase Plan"). A total of 1,310 thousand shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders' Equity (Continued)

Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year.

        Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan's inception through December 25, 2011, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 495,000 and approximately 813,000 shares were available for future issuance. During fiscal 2010 and 2011, approximately 88,000 and 93,196 shares were issued under the plans at an average price of $8.08 and $9.47, respectively.

        The fair value of Kratos' Purchase Plan shares for 2011 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2010 and 2011 were as follows:

	Offering Periods January 1 to December 31, 2010	Offering Periods January 1 to December 31 2011
Expected term (in years)(1)	0.5	0.5
Risk-free interest rate(2)	0.20% - 0.22%	0.10% - 0.19%
Expected volatility(3)	42.7% - 56.8%	28.5% - 43.6%
Expected dividend yield(4)	0%	0%
Weighted average grant-date fair value per share	$2.97	$3.05

(1)
The expected term is equivalent to the offering period.

(2)
The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.

(3)
The Company estimated implied volatility based upon trailing volatility.

(4)
The Company has no history or expectation of paying dividends on its common stock.

        As of December 25, 2011, there was no material unrecognized compensation expense related to the Employee Stock Purchase Plan.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders' Equity (Continued)

(e)   Stockholder Rights Agreement

        On December 16, 2004, the Company entered into a Stockholder Rights Agreement (the "Rights Agreement"). Under the terms of the Rights Agreement, initially, the rights ("Rights") will attach to all certificates representing shares of outstanding Company common stock and no separate rights certificates will be distributed. Subject to the provisions of the Rights Agreement, the Rights will separate from the Company common stock and the distribution date will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 15% or more of the then-outstanding common stock (an Acquiring Person), or (ii) ten business days (or such later date as may be determined by action of the Board) prior to such time as any person becomes an Acquiring Person following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. An Acquiring Person does not include certain persons specified in the Rights Agreement.

        On December 16, 2004, the Board authorized and declared a dividend of one right (a Right) to purchase one one-hundredth of a share of the Company's Series C Preferred Stock (Series C Preferred) for each outstanding share of common stock, par value $0.001, to stockholders of record as of the close of business December 27, 2004. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth of a share of Series C Preferred Stock at a purchase price of $54.00, subject to adjustment.

        The Rights are not exercisable until the distribution date and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed or exchanged by the Company.

Note 12. Retirement Plans

        The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees' contributions. The Company's contributions to these defined-contribution plans totaled $6.0 million in 2009, $5.9 million in 2010 and $7.3 million in 2011.

Note 13. Significant Customers

        Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Kratos is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $288.2 million, $354.0 million, and $538.5 million, or 86 percent, 87 percent, and 74 percent, of total revenue for the years ended December 27, 2009, December 26, 2010, and December 25, 2011, respectively.

        The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. Although defense spending is expected to remain a national priority within future federal budgets, the Budget Control Act of 2011

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 13. Significant Customers (Continued)

("Budget Control Act") committed the U.S. Government to reduce the federal deficit over the next ten years. Under the Budget Control Act the Bi-Partisan Congressional Joint Select Committee on Deficit Reduction ("the Joint Committee") was responsible for identifying $1.2 to 1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify the reductions by this deadline and thereby triggered a provision of the Budget Control Act called "sequestration", which requires very substantial automatic spending cuts which will start in 2013 and be split between defense and non-defense programs and continue over a nine-year period. Any automatic reductions in national defense programs could impact the Company's significant customers. The impact of the Budget Control Act remains unknown and our business and industry could be adversely affected.

Note 14. Segment Information

        The Company operates in two principal business segments: Kratos Government Solutions and Public Safety & Security. The KGS segment provides products, solutions and services primarily for mission critical national security priorities. KGS customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies. The PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. PSS customers are in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

        The Company organizes its business segments based on the nature of the products and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company's operating structure. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item "corporate activities" includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management's evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 14. Segment Information (Continued)

        Revenues, operating income (loss) and assets disclosed below provided by the Company's segments for the years ended December 27, 2009, December 26, 2010, and December 2, 2011, are as follows (in millions):

	2009	2010	2011
Revenues:
Kratos Government Solutions	$304.3	$372.2	$610.9
Public Safety & Security	30.2	36.3	112.2

Total revenues	$334.5	$408.5	$723.1

Depreciation and amortization:
Kratos Government Solutions	$7.5	$12.3	$45.7
Public Safety & Security	0.8	0.6	2.3

Total depreciation and amortization	$8.3	$12.9	$48.0

Operating income (loss) from continuing operations:
Kratos Government Solutions	$(23.6)	$25.1	$34.1
Public Safety & Security	(1.4)	1.8	9.9
Corporate activities	(2.0)	(3.8)	(15.8)

Total operating income (loss) from continuing operations	$(27.0)	$23.1	$28.2

        Revenue from foreign subsidiaries was approximately $39.8 million or 6% of total revenue for the year ended December 25, 2011. There were no revenues from foreign subsidiaries for the years ended December 26, 2010 or December 27, 2009.

        Amounts related to corporate activities were impacted by the following items in 2009, 2010 and 2011.

        In 2009, the Company reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. This resulted in a benefit in 2009 of $0.2 million as a result of the reduction in the estimated accrual related to this litigation offset by expenses related to government inquiries by the Department of Justice ("DOJ") related to the Company's historical stock option granting practices which was completed in 2009. In addition, in 2009, there was an expense of $0.6 million which was a result of a change in the Company's excess facility accrual due to the consolidation of space at its corporate headquarters following the sale of the SYS commercial businesses and a cancellation of a sublease of one of its tenants due to financial difficulties.

        In 2010, the Company reached a settlement with one of its directors' and officers' insurance carriers to cover costs related to its completed stock options and DOJ investigations. The settlement received, net of legal expenses was a $1.4 million benefit. This benefit was offset by expenses of $3.1 million related to merger and acquisition activities.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 14. Segment Information (Continued)

        In 2010 and 2011, the Company had merger and acquisition expenses of approximately $3.1 million and $12.5 million, respectively.

	2010	2011
Assets:
Kratos Government Solutions	$406.5	$1,041.4
Public Safety & Security	98.1	88.6
Discontinued operations	0.5	—
Corporate activities	30.6	86.4

Total assets	$535.7	$1,216.4

        The increase in assets in the KGS segment is primarily attributable to the acquisitions of Herley and Integral. The increase in assets in corporate activities is primarily due to an increase in cash and cash equivalents from the sale of $285.0 million and $115.0 million of Notes and the issuance of common stock during the year ended December 25, 2011, partially offset by the cash paid for the acquisitions of Herley and Integral. See Notes 3, 5 and 11. Assets of foreign subsidiaries were $0 and $47.2 million as of December 26, 2010 and December 25, 2011, respectively.

Note 15. Commitments and Contingencies

        The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of FASB ASC Topic 450 Contingencies ("Topic 450"). If information available prior to the issuance of the Company's financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company's financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to Topic 450 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

(a)   Legal Matters

IPO Securities Litigation

        The Company and certain of its officers and directors were previously defendants in several parallel class action shareholder complaints filed in the U.S. District Court for the Southern District of New York, consolidated under the caption In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. These complaints were consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the "IPO Cases").

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 15. Commitments and Contingencies (Continued)

        On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the court for preliminary approval. The court granted the plaintiffs' motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Notices of appeal of this decision were filed. In January 2012, the last objection to the decision was settled. All remaining appeal rights have expired without any financial obligation having been incurred by the Company.

Integral Systems, Inc.

        Integral, which the Company acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that an administrative settlement had been reached concluding the SEC's investigation.

        In conjunction with its announcement of the administrative settlement, the SEC disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince in a case captioned United States Securities and Exchange Commission v. Steven R. Chamberlain, Elaine M. Brown, and Gary A. Prince, Case No. 09-CV-01423, pending in the United States District Court for the District of Columbia. The SEC seeks permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company assumed these indemnification obligations. The indemnification agreements each provide, subject to certain terms and conditions, that the Company indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in December 2011, and the Company is advancing payment of indemnifiable costs pursuant to the indemnification agreements.

        From time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results or cash flows.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 15. Commitments and Contingencies (Continued)

(b)   U.S. Government Cost Claims

        From time to time, the Company is advised of claims and penalties concerning potential disallowed costs. When such findings are presented, the Company and the U.S. Government representatives engage in discussions to enable the Company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the Company's expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The Company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 25, 2011 or its annual results of operations or cash flows.

(c)   Warranty

        Certain of the Company's products, product finishes, and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one to ten years. Optional extended warranty contracts can also be purchased with the revenue deferred and amortized over the extended warranty period. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred.

        The Company's estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

        The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's balance sheets, were as follows (in millions):

	Years ended
	December 26, 2010	December 25, 2011
Balance at beginning of the period	$—	$1.1
Warranty liabilities assumed from acquisitions	1.1	3.0
Accruals for warranties issued	—	1.6
Adjustments to preexisting warranties	—	(0.8)
Settlements of warranty claims	—	(0.6)

Balance at end of the period	$1.1	$4.3

(d)   Self-Insured Medical Plans

        The Company has health plans which are self-insured and also has liabilities related to its self-insured worker's compensation plans for its discontinued wireless business. The liabilities related to the health plans are a component of total accrued expenses and the liabilities related to the worker's

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 15. Commitments and Contingencies (Continued)

compensation plans are a component of current liabilities of discontinued operations in the consolidated balance sheets. Management determines the adequacy of these accruals based on an evaluation of the Company's historical experience and trends related to both medical and workers compensation claims and payments, information provided to the Company by the Company's insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company's accruals require adjustment, the Company will, correspondingly, revise the assumptions utilized in the Company's methodologies and reduce or provide for additional accruals as deemed appropriate.

        As of December 27, 2009, December 26, 2010, and December 25, 2011, the accrual for the Company's partial self-insurance programs approximated $0.3 million, $0.9 million and $0.2 million for its health insurance and $0.3 million, $0.3 million and $0.3 million for its workers' compensation insurance, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical annual claim limits are $50,000 - 85,000 and the workers compensation claim limits are $250,000 - $350,000 depending upon the plan year. In 2009, 2010, and 2011, no claims exceeded the limits for workers compensation. In 2009, 2010 and 2011, the Company had two, four, and eight claims, respectively, which exceeded the limits for medical insurance.

Note 16. Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 26, 2010 and December 25, 2011, is as follows (in millions, except per share data):

Quarterly Results in 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2010
Revenues	$68.7	$99.1	$119.9	$120.8
Gross profit	$15.2	$19.9	$24.4	$24.8
Operating income from continuing operations	$3.6	$4.5	$8.4	$6.6
Provision (benefit) for income taxes	$0.3	$(11.7)	$(1.1)	$(0.2)
Net income	$0.2	$10.7	$3.2	$0.4
Net income per common share:
Basic	$0.02	$0.67	$0.20	$0.02
Diluted	$0.02	$0.65	$0.19	$0.02

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 16. Quarterly Financial Data (Unaudited) (Continued)

        In the second and third quarters, the benefit for income taxes of $12.2 million and $1.3 million, respectively, was a result of the release of valuation allowances against the Company's deferred tax assets as a result of deferred tax liabilities that were established as the result of the Company's acquisitions.

        In the third quarter of 2010, the Company reached a settlement with one of its directors' and officers' insurance carriers to cover costs related to its completed stock options and DOJ investigations. The settlement received, net of legal expenses, was a $1.4 million benefit.

        As a result of the impact of the issuance of 2.5 million shares in October 2010 on the Company's quarterly and yearly weighted average basic and diluted shares outstanding, the sum of 2010 quarterly income per share does not equal the Company's 2010 income per share. See Note 11.

Quarterly Results in 2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2011
Revenues	$122.8	$171.1	$211.0	$218.2
Gross profit	$27.4	$45.4	$60.2	$59.2
Operating income from continuing operations	$1.4	$8.7	$10.0	$8.1
Provision (benefit) for income taxes	$(1.2)	$0.9	$1.6	$0.6
Net loss	$(3.5)	$(5.2)	$(6.9)	$(8.6)
Net loss per common share:
Basic	$(0.17)	$(0.22)	$(0.22)	$(0.25)
Diluted	$(0.17)	$(0.22)	$(0.22)	$(0.25)

        The quarterly increases in revenues and expenses are a result of the Company's acquisitions. See Note 3.

        During the first, second, third and fourth quarters, the Company incurred $5.8 million, $1.8 million, $3.7 million and $1.2 million, respectively of expenses related to the Company's acquisitions during those quarters. Also included in the first, second, third, and fourth quarter is amortization of purchased intangibles of $3.4 million, $9.2 million, $11.9 million and $13.5 million, respectively. Certain of the lives of the intangible assets are relatively short in nature, ranging from 10 to 16 months. See Note 3.

        As a result of the impact of the issuance of 4.9 million shares in February 2011 for the Herley acquisition and 10.4 million shares in July 2011 for the Integral acquisition, and the buyback of 2.0 million shares in November 2011 on the Company's quarterly and yearly weighted average basic and diluted shares outstanding, the sum of 2011 quarterly loss per share does not equal the Company's 2011 loss per share. See Note 3 and 11.

Note 17. Subsequent Events

        On January 3, 2012, the Company acquired selected assets of a critical infrastructure security and public safety system integration business (the "Business") from Ingersoll Rand for approximately

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 17. Subsequent Events (Continued)

$20.0 million. The asset agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the asset agreement) exceeds $17.0 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.0 million. At this time the estimated adjustment to the purchase price cannot yet be determined. In accordance with the terms of the purchase agreement, the parties have 120 days after the close of the transaction to compute the working capital adjustment.

        The Business designs, engineers, deploys, manages and maintains specialty security systems at some of the U.S.'s most strategic asset and critical infrastructure locations. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed.

        The acquisition related disclosures required by Topic 805 cannot be made as the initial accounting for the business transaction is incomplete. In addition, the disclosure requirements of Topic 805, when the initial accounting is incomplete, also cannot be made due to the timing of the acquisition and the related due date of this Annual Report on Form 10-K. Key financial data such as the determination of the final acquisition price and the fair value of the assets acquired and liabilities assumed is not yet available.

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition will be allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by expanding its capabilities, qualifications, customer relationships, contract portfolio and geographic depth and breadth. Together, the combined business will be one of the largest and most capable critical infrastructure security system integrators in the industry, with the scale and wherewithal to bid on and pursue some of this country's largest, most sophisticated and important security deployments.