Form 10-Q
period 2012-03-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2012-05-03
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 25, 2012

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

As of April 27, 2012, 32,511,587 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 25, 2011	March 25, 2012
Assets
Current assets:
Cash and cash equivalents	$69.8	$74.8
Restricted cash	1.1	0.7
Accounts receivable, net	250.6	259.6
Inventoried costs	80.6	87.4
Prepaid expenses	12.8	11.7
Other current assets	6.1	14.4
Total current assets	421.0	448.6
Property, plant and equipment, net	73.0	72.7
Goodwill	573.2	577.0
Intangible assets, net	124.6	116.1
Other assets	24.3	23.0
Total assets	$1,216.1	$1,237.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54.8	$80.3
Accrued expenses	52.0	50.4
Accrued compensation	40.5	42.0
Billings in excess of costs and earnings on uncompleted contracts	37.7	39.8
Other current liabilities	28.7	26.3
Total current liabilities	213.7	238.8
Long-term debt principal, net of current portion	630.8	630.5
Long-term debt premium	22.8	21.8
Other long-term liabilities	36.2	35.6
Total liabilities	903.5	926.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 shares outstanding at December 25, 2011 and March 25, 2012	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 32,421,135 and 32,511,287 shares issued and outstanding at December 25, 2011 and March 25, 2012, respectively	—	—
Additional paid-in capital	720.6	721.7
Accumulated other comprehensive loss	(0.2)	(0.2)
Accumulated deficit	(407.8)	(410.8)
Total stockholders’ equity	312.6	310.7
Total liabilities and stockholders’ equity	$1,216.1	$1,237.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended
	March 27, 2011	March 25, 2012
Service revenues	$79.8	$105.2
Product sales	43.0	109.8
Total revenues	122.8	215.0
Cost of service revenue	60.3	81.8
Cost of product sales	35.1	75.3
Total costs	95.4	157.1
Gross profit	27.4	57.9
Selling, general and administrative expenses	19.6	45.0
Merger and acquisition expenses	5.8	0.9
Research and development expenses	0.6	3.8
Operating income from continuing operations	1.4	8.2
Other income (expense):
Interest expense, net	(6.7)	(16.1)
Other income	0.3	0.5
Total other expense, net	(6.4)	(15.6)
Loss from continuing operations before income taxes	(5.0)	(7.4)
Benefit for income taxes from continuing operations	(1.2)	(4.2)
Loss from continuing operations	(3.8)	(3.2)
Net income from discontinued operations	0.3	0.2
Net loss	$(3.5)	$(3.0)
Basic income (loss) per common share:
Net loss from continuing operations	$(0.18)	$(0.10)
Net income from discontinued operations	0.01	0.01
Net loss per common share:	$(0.17)	$(0.09)
Diluted income (loss) per common share:
Net loss from continuing operations	$(0.18)	$(0.10)
Net income from discontinued operations	0.01	0.01
Net loss per common share	$(0.17)	$(0.09)
Weighted average common shares outstanding:
Basic	21.3	32.5
Diluted	21.3	32.5

Comprehensive Loss
Net loss from above	$(3.5)	$(3.0)
Other comprehensive income (loss)	—	—
Comprehensive loss	$(3.5)	$(3.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended March 27, 2011	Three months ended March 25, 2012
Operating activities:
Net loss	$(3.5)	$(3.0)
Less: Income from discontinued operations	0.3	0.2
Loss from continuing operations	(3.8)	(3.2)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in)operating activities from continuing operations:
Depreciation and amortization	4.8	13.7
Deferred income taxes	0.3	—
Stock-based compensation	0.6	1.1
Mark to market on swaps	(0.3)	—
Amortization of deferred financing costs	0.4	1.3
Amortization of premium on Senior Secured Notes	—	(1.0)
Provision for doubtful accounts	—	0.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3.0	14.1
Inventoried costs	1.3	(6.3)
Prepaid expenses and other assets	0.9	(2.2)
Accounts payable	3.1	26.8
Accrued compensation	2.0	0.9
Accrued expenses	(9.0)	(8.6)
Billings in excess of costs and earnings on uncompleted contracts	(4.3)	(1.2)
Income tax receivable and payable	(2.2)	(5.1)
Other liabilities	—	(1.1)
Net cash provided by (used in) operating activities from continuing operations	(3.2)	29.5
Investing activities:
Cash paid for acquisitions, net of cash acquired	(224.1)	(20.0)
Decrease (increase) in restricted cash	(101.1)	0.4
Cash paid for contingent acquisition consideration	—	(1.5)
Capital expenditures	(0.5)	(2.7)
Net cash used in investing activities from continuing operations	(325.7)	(23.8)
Financing activities:
Proceeds from the issuance of long-term debt	314.0	—
Proceeds from the issuance of common stock	61.5	—
Repayment of term loan	—	(0.3)
Debt issuance costs	(13.0)	—
Other	1.2	(0.1)
Net cash provided by (used in) financing activities from continuing operations	363.7	(0.4)
Net cash flows of continuing operations	34.8	5.3
Net operating cash flows of discontinued operations	(0.1)	(0.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase in cash and cash equivalents	34.7	5.0
Cash and cash equivalents at beginning of period	10.8	69.8
Cash and cash equivalents at end of period	$45.5	$74.8

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

(a)                                  Basis of Presentation

The information as of March 25, 2012 and for the three months ended March 27, 2011 and March 25, 2012 is unaudited. The condensed consolidated balance sheet as of December 25, 2011 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements and footnotes for the fiscal year ended December 25, 2011, included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 7, 2012 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)                                  Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for which all intercompany transactions have been eliminated in consolidation.

(c)                                  Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The three months ended March 27, 2011 and March 25, 2012 consisted of 13 week periods. There were 52 calendar weeks in the fiscal year ended on December 25, 2011 and there are 53 calendar weeks in the fiscal year ending December 30, 2012.

(d)                              Accounting Policies and Accounting Standards Updates

There have been no changes in the Company’s significant accounting policies for the three months ended March 25, 2012 as compared to the significant accounting policies described in the Form 10-K.  In addition, there were no new accounting standards updates issued by the Financial Accounting Standards Board during the three months ended March 25, 2012.

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

The Company has outstanding 10% Senior Secured Notes with an aggregate principal amount of $625.0 million which is due on June 1, 2017. The Company pays interest at the rate of 10% per annum semi-annually, in arrears, on June 1 and December 1 of each year. As of March 25, 2012, the principal amount of $625.0 million is outstanding under these notes. In addition, the Company has $73.6 million available under its existing revolving credit agreement. See Note 9 for a complete description of the Company’s debt.

The Company intends to fund its cash requirements with cash on hand, cash flows from operating activities and borrowings under its existing revolving credit facility. Management believes these sources of liquidity should be sufficient to meet the Company’s cash needs for at least the next 12 months. The Company’s quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are outside of its control. The Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations if the conditions in its industry deteriorate, its customers cancel or postpone projects or if the Company is unable to sufficiently increase its revenues or further reduce its expenses. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

Note 2.  Acquisitions

(a)                                  Summary of Recent Acquisitions

Asset Purchase

On December 30, 2011, the Company acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $20.0 million. The asset purchase agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the asset purchase agreement) exceeds $17.0 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.0 million. In accordance with the terms of the asset purchase agreement, the Company submitted its computation of the working capital to the Seller on April 27, 2012, which reflected a deficiency to the minimum required working capital. The seller has 60 days to object to the Company’s computation of the closing working capital. As the Seller and the Company have not yet agreed on the working capital adjustment, the Company has not reflected an adjustment to the purchase price.

The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the most strategic asset and critical infrastructure locations in the U.S. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed.  The Critical Infrastructure Business is part of the Company’s Public Safety & Security (“PSS”) segment.

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

Accounts receivable	$23.4
Other assets	0.5
Intangible assets	2.0
Goodwill	3.8
Total assets	29.7
Current liabilities	(9.7)
Net assets acquired	$20.0

The goodwill recorded in this transaction is tax deductible.

As of December 30, 2011, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $24.4 million, of which approximately $1.0 million is not expected to be collectible.

The amounts of revenue and operating loss included in the Company’s consolidated statement of operations for the three months ended March 25, 2012 were $13.8 million and $0.6 million, respectively.

SecureInfo Corporation

On November 15, 2011, the Company acquired SecureInfo Corporation (“SecureInfo”) for $20.3 million in cash, which includes a $1.5 million earn-out that was paid in March 2012.  Upon completion of the SecureInfo transaction, the Company deposited $1.8 million of the purchase price (“the holdback”) into an escrow account as security for SecureInfo’s indemnification obligations as set forth in the SecureInfo purchase agreement. In addition, the SecureInfo purchase agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the SecureInfo purchase agreement) exceeded $2.2 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $2.2 million. The SecureInfo working capital was $2.1 million and the Company and SecureInfo agreed to a working capital adjustment of $0.1 million.

Based in northern Virginia, SecureInfo is a cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the Department of Defense, the Department of Homeland Security (“DHS”) and large commercial customers, including market leading cloud computing service providers. SecureInfo is part of the Kratos Government Solutions (“KGS”) segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by SecureInfo’s nationally recognized expertise in operational cybersecurity, cybersecurity risk management as well as cybersecurity training programs.

The SecureInfo transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$1.4
Other assets	3.1
Property and equipment	0.1
Intangible assets	4.5
Goodwill	12.1
Total assets	21.2
Current liabilities	(0.9)
Net assets acquired	$20.3

The goodwill recorded in this transaction is not tax deductible.

As of November 15, 2011, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $2.9 million, of which $0.0 million is not expected to be collectible.

The amounts of revenue and operating income included in the Company’s consolidated statement of operations for the three months ended March 25, 2012 were $3.7 million and $0.2 million, respectively.

Integral Systems, Inc.

On July 27, 2011, the Company acquired Integral Systems, Inc., a Maryland corporation (“Integral”), in a cash and stock transaction valued at $241.1 million. Upon completion of the acquisition the Company paid an aggregate of $131.4 million in cash, issued approximately 10.4 million shares of the Company’s common stock valued at $108.7 million and issued replacement stock options with a fair value of $1.0 million.

To fund the cash portion of the acquisition, on July 27, 2011, the Company issued $115.0 million aggregate principal amount of 10% Senior Secured Notes due 2017 (the “Notes”). The Notes were issued at a premium of 105% for an effective interest rate of approximately 8.9%. The gross proceeds of approximately $120.8 million, which includes an approximate $5.8 million issuance premium and excludes accrued interest received of $1.8 million, were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral and its subsidiaries, to pay certain severance payments in connection with the merger and to pay related fees and expenses. See Note 9 for a complete description of the Company’s debt.

As consideration for the acquisition of Integral, each Integral stockholder received (i) $5.00 in cash, without interest, and (ii) 0.588 shares of the Company’s common stock for each share of Integral common stock. In addition, upon completion of the merger (i) each outstanding Integral stock option with an exercise price less than $13.00 per share was, if the holder thereof had so elected in writing, cancelled in exchange for an amount in cash equal to the product of the total number of shares of Integral common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding, (ii) each outstanding Integral stock option with an exercise price equal to or greater than $13.00 per share and each Integral in-the-money option the holder of which had not made the election described in (i) above, was converted into an option to purchase Company common stock, with the number of shares subject to such option adjusted to equal the number of shares of Integral common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent, and (iii) each outstanding share of restricted stock granted under an Integral equity plan or otherwise, whether vested or unvested, was cancelled and converted into the right to receive $13.00, less the amount of any tax withholding.

Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency interference. Integral’s customers include U.S. and foreign commercial, government, military and intelligence organizations. For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk. Integral is part of the Company’s KGS segment.

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

Cash	$6.8
Accounts receivable	68.4
Inventoried costs	15.8
Deferred tax assets	36.4
Other assets	3.5
Property and equipment	12.9
Intangible assets	32.0
Goodwill	187.9
Total assets	363.7
Current liabilities	(84.5)
Deferred tax liabilities	(19.5)
Long-term liabilities	(18.6)
Net assets acquired	$241.1

The goodwill recorded in this transaction is not tax deductible.

As of July 27, 2011, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $68.6 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Integral.

The amounts of revenue and operating income included in the Company’s consolidated statement of operations for the three months ended March 25, 2012 were $49.5 million and $1.0 million, respectively.

Herley Industries, Inc.

On March 25, 2011, the Company acquired approximately 13.2 million shares of Herley Industries, Inc. (“Herley”) common stock representing approximately 94% of the total outstanding shares of Herley common stock in a tender offer to purchase all of the outstanding shares of Herley common stock. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by the approximately 0.9 million shares that were not tendered as of March 25, 2011. On March 30, 2011, following purchases of the remaining non-controlling interest in a subsequent offering period, Herley became a wholly owned subsidiary of the Company. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011 and as of April 15, 2011 had paid total aggregate cash consideration of $270.7 million in respect of the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control of Herley. In addition, upon completion of the acquisition, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase the Company’s common stock, entitling the holders thereof to receive 1.3495 shares of the Company’s common stock for each share of Herley common stock underlying the options (the “Herley Options”). The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley merger agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The Herley Options are exercisable for an aggregate of approximately 0.8 million shares of the Company’s common stock. All Herley Options were fully vested upon the change in control and the fair value of the Herley Options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.5 million. In addition, the Company assumed change in control obligations of $4.0 million related to the transaction and transaction expenses of $11.1 million. The final payment related to the change in control obligations of $0.6 million was paid in March 2012.

To fund the acquisition of Herley, on February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $64.8 million and net proceeds of approximately $61.1 million after deducting underwriting fees and other offering expenses. The Company used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of Herley and for general corporate purposes. To fund the remaining purchase price, the Company issued $285.0 million in aggregate principal amount of Notes at a premium of 107% through its wholly owned subsidiary, Acquisition Co. Lanza Parent (“Lanza”), on March 25, 2011, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 4, 2011, after the acquisition of Herley was complete, Lanza was merged with and into the Company and all assets and liabilities of Lanza became assets and liabilities of the Company. See Note 9 for a complete description of the Company’s debt.

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

The Herley transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the fair values of major assets acquired and liabilities assumed (in millions):

Cash	$21.8
Accounts receivable	39.1
Inventoried costs	42.8
Deferred tax assets	17.3
Other assets	7.2
Property and equipment	34.2
Intangible assets	37.0
Goodwill	146.4
Total assets	345.8
Current liabilities	(40.8)
Deferred tax liabilities	(16.8)
Debt	(9.5)
Long-term liabilities	(6.2)
Net assets acquired	$272.5

The goodwill recorded in this transaction is not tax deductible.

As of March 25, 2011, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $39.3 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Herley. The Company initially recorded $47.9 million of inventory and $30.4 million in property and equipment. The Company decreased the value of acquired inventory to $42.8 million and increased the value of acquired property and equipment to $34.2 million based on its updated valuations during 2011.

The amounts of revenue and operating income included in the Company’s consolidated statement of operations for the three months ended March 25, 2012 were $47.3 million and $6.2 million, respectively.

In accordance with FASB ASC Topic 805, Business Combinations, (“Topic 805”) the allocation of the purchase price for the Company’s acquisitions of Integral, SecureInfo, and the Critical Infrastructure Business are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations become available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective acquisition dates to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the respective acquisition dates. The Company believes that information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with these transactions, including, intangible assets, inventory, property and equipment and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

Pro Forma Financial Information

The following tables summarize the supplemental statements of operations information on an unaudited pro forma basis as if the acquisitions of SecureInfo, Integral, Herley, and the Critical Infrastructure Business occurred on December 27, 2010, and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. All acquisitions except the acquisition of the Critical Infrastructure Business were included in the Company’s results of operations for the full three months ended March 25, 2012. The Critical Infrastructure Business was included in the Company’s results of operations as of December 30, 2011. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings for 2011. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results which would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future (all amounts, except per share amounts are in millions):

For the Three Months Ended
March 27, 2011
Pro forma revenues	$244.4
Pro forma loss before tax	(35.4)
Pro forma net loss	(34.4)
Net loss attributable to the registrant	(3.8)
Basic and diluted pro forma loss per share	$(0.9)

The pro forma results for the three month period ended March 27, 2011 include $5.8 million of acquisition related expenses.  The pro forma financial information also reflects pro forma adjustments for the additional amortization associated with finite lived intangible assets acquired, additional incremental interest expense, deferred financing costs related to the financing undertaken for the Integral and Herley transactions, the change in stock compensation expense as a result of the exercise of stock options and restricted stock immediately prior to closing of the Integral and Herley transactions offset by stock-based compensation expense for stock options assumed, and the tax effect of the increased interest expense and intangible amortization. The weighted average common shares also reflect the issuance of 4.9 million shares in February 2011 for the Herley acquisition and 10.4 million shares in July 2011 for the Integral acquisition. These adjustments are as follows (in millions):

For the Three Months Ended
March 27, 2011
Intangible amortization	$10.2
Net change in stock compensation expense	(3.0)
Net change in interest expense	10.8
Net change in income tax benefit	(1.3)
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	15.3

Contingent Acquisition Consideration

In connection with some of its acquisitions, the Company agreed to make additional future payments to the seller contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”), the Company will re-measure these liabilities each reporting period and record changes in the fair value in its consolidated statement of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

A summary of contingent acquisition consideration as of December 25, 2011 and March 25, 2012 is summarized in the following table (in millions):

Balance as of December 25, 2011	$7.6
Cash payments	(1.5)
Balance as of March 25, 2012	$6.1

As of March 25, 2012, $2.5 million is reflected in other current liabilities and $3.6 million is reflected in other long-term liabilities in the condensed consolidated balance sheet.

Note 3. Goodwill and Intangible Assets

(a)                                  Goodwill

The Company performs its annual impairment test for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“Topic 350”) as of the last day of each fiscal year or when evidence of potential impairment exists.

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For the annual and, if necessary, interim impairment assessment the Company identified its reporting units to be its KGS and PSS operating segments.

In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of its reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization by calculating its market capitalization based upon an average of its stock price prior to and subsequent to the date the Company performs its analysis and assuming a control premium. The Company uses these methodologies to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by FASB ASC Topic 820 Fair Value Measurements and Disclosures (“Topic 820”)).  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and Topic 350 prescribes the approach for determining the impairment amount, if any.

The changes in the carrying amount of goodwill for the three months ended March 25, 2012 are as follows (in millions):

	Public Safety & Security	Government Solutions	Total

Balance as of December 25, 2011	$33.0	$540.5	$573.5
Retrospective adjustments	—	(0.3)	(0.3)
Balance as of December 25, 2011 after retrospective adjustments	33.0	540.2	573.2
Additions due to business combinations	3.8	—	3.8
Balance as of March 25, 2012	$36.8	$540.2	$577.0

The accumulated impairment losses as of December 25, 2011 and March 25, 2012 were $165.4 million; $147.1 million associated with the KGS segment and $18.3 million associated with the PSS segment.

(b)                                  Purchased Intangible Assets

The following table sets forth information for finite-life intangible assets subject to amortization (in millions):

	As of December 25, 2011			As of March 25, 2012
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$78.1	$(19.8)	$58.3	$79.2	$(23.5)	$55.7
Contracts and backlog	60.1	(39.6)	20.5	61.0	(45.7)	15.3
Developed technology and technical know-how	22.1	(4.1)	18.0	22.1	(4.7)	17.4
Trade names	2.6	(0.8)	1.8	2.6	(0.9)	1.7
Favorable operating lease	1.8	(0.3)	1.5	1.8	(0.3)	1.5
Total	$164.7	$(64.6)	$100.1	$166.7	$(75.1)	$91.6

In addition to the finite-life intangible assets listed in the table above, the Company has $24.5 million of indefinite-life intangible assets consisting of trade names at both December 25, 2011 and March 25, 2012.

Consolidated amortization expense related to intangible assets subject to amortization was $3.4 million and $10.5 million for the three months ended March 27, 2011 and March 25, 2012, respectively.

The estimated future amortization expense of purchased intangible assets with finite lives as of March 25, 2012 is as follows (in millions):

Fiscal Year	Amount
2012 (remaining nine months)	$25.4
2013	18.5
2014	16.8
2015	11.0
2016	6.3
Thereafter	13.6
Total	$91.6

Note 4. Balance Sheet Details

The detail of certain assets in the condensed consolidated balance sheets consists of the following (in millions).

Accounts receivable, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 25, 2011	March 25, 2012
Billed, current	$131.5	$144.0
Unbilled, current	121.1	117.5
Total current accounts receivable	252.6	261.5
Allowance for doubtful accounts	(2.0)	(1.9)
Total current accounts receivable, net	$250.6	$259.6

Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivables were $3.9 million as of December 25, 2011 and $4.9 million as of March 25, 2012 and are included in accounts receivable, net in the condensed consolidated balance sheets.

Inventoried costs, net of progress payments

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

Inventoried costs consisted of the following components (in millions):

	December 25, 2011	March 25, 2012
Raw materials	$45.3	$48.6
Work in process	27.7	29.7
Finished goods	6.9	9.8
Supplies and other	4.0	1.1
Subtotal inventoried costs	83.9	89.2
Less customer advances and progress payments	(3.3)	(1.8)
Total inventoried costs	$80.6	$87.4

Note 5. Stockholders’ Equity

On February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, the Company received approximately $61.1 million in net proceeds.

A summary of the changes in stockholders’ equity is provided below (in millions):

	Three Months Ended March 27, 2011	Three Months Ended March 25, 2012
Stockholders’ equity at beginning of period	$169.9	$312.6
Comprehensive loss:
Net loss	(3.5)	(3.0)
Total comprehensive loss	(3.5)	(3.0)
Additional paid-in-capital from the issuance of common stock for cash	61.1	—
Fair value of options assumed in acquisitions	1.4	—
Stock-based compensation	0.6	1.1
Employee stock purchase plan and restricted stock units settled in cash	0.4	—
Exercise of stock options and warrants	1.1	—
Kratos Defense & Security Solutions, Inc. stockholders’ equity	231.0	310.7
Noncontrolling interest	16.9	—
Stockholders’ equity at end of period	$247.9	$310.7

In prior reporting periods, the Company had two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock were redeemed for 100,000 shares of common stock. Common stock issued by the Company for the three months ended March 27, 2011 and March 25, 2012, was as follows (in millions):

	Three Months Ended March 27, 2011	Three Months Ended March 25, 2012
Shares outstanding at beginning of the period	18.6	32.4
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.2	0.1
Redemption of Series B Convertible Preferred Stock	0.1	—
Common stock issued for cash	4.9	—
Shares outstanding at end of the period	23.8	32.5

Note 6. Net Loss Per Common Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings Per Share (“Topic 260”). Under Topic 260, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities.

The following shares were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

(In millions)	Three Months Ended March 27, 2011	Three Months Ended March 25, 2012
Shares from stock options and awards	0.9	2.8
Shares from preferred stock	0.1	—

Note 7. Income Taxes

As of December 25, 2011, the Company had $10.2 million of unrecognized tax benefits that if recognized would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance.  During the three months ended March 25, 2012, this amount was reduced by $0.1 million relating to the expiration of statutes of limitations.  This reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations.  Additionally, the unrecognized tax benefit amount was reduced by $0.3 million as a result of the completion of an Internal Revenue Service (“IRS”) audit.  This reduction in unrecognized tax benefits was recorded as a benefit from continuing operations.

During the first quarter of 2012, the Company decreased the unrecognized tax benefits of Integral by $0.2 million based on its updated analysis. The decrease in unrecognized tax benefits was recorded as an adjustment to goodwill. Integral’s unrecognized tax benefits are related to various federal tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.  There was no material expense recorded during the three months ended March 27, 2011.  During the three months ended March 25, 2012, a $0.2 million expense was recorded related to interest and penalties.  The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.7 million and $0.1 million for the three months ended March 27, 2011 and March 25, 2012, respectively. The Company believes that it is reasonably possible that as much as $1.5 million of the liabilities for uncertain tax positions will expire within 12 months of March 25, 2012 due to the expiration of various applicable statutes of limitations.

The Company is subject to taxation in the U.S., various state tax jurisdictions, and various foreign tax jurisdictions. The Company’s tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss (“NOL”) carryforwards. Generally, the Company’s tax years for 2002 and later are subject to examination by various foreign tax authorities.

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

A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three months ended March 27, 2011 and March 25, 2012 is as follows (in millions):

	For the Three Months Ended
	March 27, 2011	March 25, 2012
Income tax benefit at federal statutory rate	$(1.8)	$(2.6)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.5	(4.0)
Nondeductible expenses and other	0.9	0.4
Impact of indefinite lived deferred tax liabilities and state law changes	0.3	—
Decrease in reserves for uncertain tax position	(2.1)	(0.1)
Increase in federal valuation allowance	1.0	2.1
Total	$(1.2)	$(4.2)

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation’s value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months.  In March 2010, an “ownership change” occurred which will limit the utilization of the loss carryforwards. As a result, the Company’s federal annual utilization of NOL carryforwards will be limited to $28.1 million a year for the five years succeeding the ownership change and $11.6 million per year thereafter.  If the entire limitation amount is not utilized in a year, any excess can be carried forward and utilized in future years.  For the three months ended March 25, 2012, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an “ownership change”. If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

Note 8. Discontinued Operations

The following is a summary of the liabilities of discontinued operations which are in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 25, 2011 and March 25, 2012 (in millions):

	December 25, 2011	March 25, 2012
Accrued expenses	$1.5	$1.1
Other current liabilities	0.3	0.3
Current liabilities of discontinued operations	$1.8	$1.4
Non-current unrecognized tax benefits	$0.5	$—
Other non-current liabilities	—	0.4
Non-current liabilities of discontinued operations	$0.5	$0.4

Note 9. Debt

(a)                                  Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (the “Indenture”), to issue the Notes. As of March 25, 2012, the Company has issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company’s assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the senior secured borrowings have a second priority lien to the $90.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 25, 2012, the Company was in compliance with the covenants contained in the indentures related to the Notes.

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

(b)                              Other Indebtedness

$90 Million Credit Facility

On July 27, 2011, the Company entered into a credit and security agreement with KeyBank National Association (“KeyBank”), as lead arranger, sole book runner and administrative agent, and East West Bank and Bank of the West, as the lenders (the “2011 Credit Agreement”). The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, by and among the Company, KeyBank and the lenders named therein (as amended). The 2011 Credit Agreement establishes a five year senior secured revolving credit facility in the amount of $65.0 million (the “Amended Revolver”). The Amended Revolver is secured by a lien on substantially all of the Company’s assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Notes.

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

On November 14, 2011, the Company entered into a First Amendment Agreement (the “Amendment Agreement”), with certain lenders and with KeyBank, that amended the 2011 Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

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

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of March 25, 2012, there were no outstanding borrowings on the Amended Revolver and $16.4 million was outstanding on letters of credit resulting in net availability of $73.6 million. The Company was in compliance with the financial covenants as of March 25, 2012.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 25, 2012 was $6.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of March 25, 2012.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 25, 2011 and March 25, 2012 are presented in the following table.

	As of December 25, 2011			As of March 25, 2012
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$631.8	$654.6	$642.7	$631.5	$653.3	$680.0

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs—quoted prices in active markets) and it is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium, of $21.8 million as of March 25, 2012, which is the difference between the carrying amount of $653.3 million and the principal amount of $631.5 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Note 10. Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 25, 2011 and March 25, 2012 are presented in Note 9. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 25, 2011 and March 25, 2012.

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

The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company’s intended use of the derivative and its resulting designation as effective or ineffective. Adjustments to reflect changes in fair values of derivatives that the Company considers highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. There were no interest rate swaps outstanding as of and for the three months ended March 25, 2012.

The Company’s derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the first credit facility with KeyBank of $85.0 million, prior to March 3, 2010, in March 2008. The effect of marking the derivative instruments to market for the three months ended March 27, 2011 was income of $0.3 million. There were no derivative liabilities outstanding as of December 25, 2011 or March 25, 2012.

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $94.1 million and $143.5 million, or 77% and 67%, of total revenue for the three months ended March 27, 2011 and March 25, 2012, respectively.

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. Although defense spending is expected to remain a national priority within future federal budgets, the Budget Control Act of 2011 (“Budget Control Act”) committed the U.S. Government to reduce the federal deficit over the next ten years. Under the Budget Control Act the Bi-Partisan Congressional Joint Select Committee on Deficit Reduction (“the Joint Committee”) was responsible for identifying $1.2 to $1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify the reductions by this deadline and thereby triggered a provision of the Budget Control Act called “sequestration” which requires very substantial automatic spending cuts which will start in 2013 and be split between defense and non-defense programs and continue over a nine-year period. Any automatic reductions in national defense programs could impact the Company’s significant customers. The impact of the Budget Control Act remains unknown and the Company’s business and industry could be adversely affected.

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

Revenues, operating income and assets disclosed below provided by the Company’s segments for the three months ended March 27, 2011 and March 25, 2012 are as follows (in millions):

	Three months ended
	March 27, 2011	March 25, 2012
Revenues:
Kratos Government Solutions	$97.4	$174.4
Public Safety & Security	25.4	40.6
Total revenues	$122.8	$215.0
Depreciation and amortization:
Kratos Government Solutions	$4.1	$12.8
Public Safety & Security	0.7	0.9
Total depreciation and amortization	$4.8	$13.7
Operating income:
Kratos Government Solutions	$6.6	$9.0
Public Safety & Security	1.2	1.2
Unallocated corporate expense, net	(6.4)	(2.0)
Total operating income	$1.4	$8.2

Merger and acquisition expenses which were included in unallocated corporate expense, net for the three months ended March 27, 2011 and March 25, 2012 were $5.8 million and $0.9 million, respectively.

	As of December 25, 2011	As of March 25, 2012
Assets:
Kratos Government Solutions	$1,041.1	$1,028.2
Public Safety & Security	88.6	116.3
Corporate activities	86.4	92.9
Total assets	$1,216.1	$1,237.4

The increase in assets in the PSS segment is primarily attributable to the acquisition of assets on December 30, 2011.

Note 14. Commitments and Contingencies

(a)                                  Legal Matters

For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K.

Integral, which the Company acquired on July 27, 2011, was previously the subject of a Securities and Exchange Commission (“SEC”) investigation.  On July 30, 2009, the SEC and Integral each announced that a final administrative settlement had been reached concluding the SEC’s investigation.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against three former officers of Integral. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company has assumed these indemnification obligations. The indemnification agreements each provide that, subject to certain terms and conditions, that the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral’s applicable directors and officers liability insurance policy. The policy limits were exhausted in 2011, and the Company is advancing payment of indemnifiable costs pursuant to the indemnification agreements.

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

The changes in the Company’s aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company’s condensed consolidated balance sheets, were as follows (in millions):

	Three months ended
	March 27, 2011	March 25, 2012
Balance at beginning of the period	$1.1	$4.3
Costs accrued and revenues deferred	0.2	0.2
Warranty liabilities assumed from acquisitions	1.4	0.5
Settlements made (in cash or kind) and revenues recognized	(0.2)	(0.3)
Balance at end of period	$2.5	$4.7

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2012 (the “Form 10-K”), including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Item 1A “Risk Factors” in this Form 10-Q. All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

We are a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Our core capabilities are sophisticated engineering, manufacturing, system integration and test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

We manufacture and design specialized electronic defense components, subsystems and systems for electronic attack, electronic warfare and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology (“IT”) services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable client base, strong client relationships, broad array of contract vehicles, large employee base possessing national security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Act”) in order to permit an increase in the federal government’s borrowing limit while reducing projected net government spending over the next 10 years. The Budget Act contains $900 billion in immediate cuts to discretionary spending for 2012-2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the “Joint Committee”) which is charged with recommending legislation that would reduce net government spending by $1.2 to $1.5 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. The Joint Committee was unable to identify the required reductions, thereby triggering a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts which will start in 2013 and be split between defense and non-defense programs and continue over a nine-year period. Should Congress and the Administration fail to change or delay the pending sequestration imposed by the Budget Act, our customers could see their budgets dramatically reduced across the board with a corresponding impact upon procurement of products and services and this could have significant consequences to our business and industry. Although it appears Congressional leadership and the Obama Administration are considering options to avoid such an outcome, it remains uncertain as to whether they will succeed in doing so.

We believe that spending on modernization and maintenance of defense, intelligence and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the Department of Defense (“DoD”) Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of Unmanned Aerial Vehicles (“UAVs”), cybersecurity, ballistic missile defense, space programs and science and technology efforts, where the proposed defense budget for FY13 has actually allocated increased funding.

Current Reporting Segments

We operate in two principal business segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Form 10-Q are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 13 of the notes to the condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Strategic Acquisitions

We intend to supplement our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security (“DHS”) and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience. Since March 2011, we have acquired four companies, each as discussed below.

Acquisitions in the KGS segment.

On November 15, 2011, we acquired SecureInfo Corporation (“SecureInfo”) for $18.8 million in cash, which does not include a $1.5 million earn-out payment made in the first quarter of 2012. Based in northern Virginia, SecureInfo is a leading cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the DoD, the DHS and large commercial customers, including market- leading cloud computing service providers.

On July 27, 2011, we acquired Integral Systems, Inc. (“Integral”) in a cash and stock transaction valued at $241.1 million. As consideration for the acquisition of Integral, each Integral stockholder (i) received $5.00 per share of Integral common stock, in cash, for an aggregate payment of approximately $131.4 million and (ii) was issued 0.588 shares of our common stock for each share of Integral common stock held by each such stockholder, for an aggregate of approximately 10.4 million shares of our common stock valued at $108.7 million. The cash portion of the acquisition was substantially funded with the gross proceeds from the sale of our 10% Senior Secured Notes due 2017 in the aggregate principal amount of $115.0 million issued on July 27, 2011. In addition, upon completion of the merger (i) each outstanding Integral stock option with an exercise price less than $13.00 per share was, if the holder thereof had so elected in writing, cancelled in exchange for an amount in cash equal to the product of the total number of shares of Integral common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding, (ii) each outstanding Integral stock option with an exercise price equal to or greater than $13.00 per share and each Integral in-the-money option the holder of which had not made the election described in (i), above, was converted into an option to purchase Company common stock, with the number of shares subject to such option adjusted to equal the number of shares of Integral common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent, and (iii) each outstanding share of restricted stock granted under an Integral equity plan or otherwise, whether vested or unvested, was cancelled and converted into the right to receive $13.00, less the amount of any tax withholding. Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency interference. Integral’s customers include U.S. and foreign commercial, government, military and intelligence organizations. For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk.

On March 25, 2011, we acquired Herley Industries, Inc. (“Herley”) in a cash tender offer to purchase all of the outstanding shares of Herley common stock. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, we paid total aggregate cash consideration of $270.7 million in respect of the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control of Herley. In addition, upon completion of the merger, all unexercised options to purchase Herley common stock were assumed by us and converted into options to purchase our common stock, entitling the holders thereof to receive 1.3495 shares of our common stock for each share of Herley common stock underlying the options. Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley’s products represent key components in the national security efforts of the U.S., as they are employed in mission critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cybersecurity applications.

Acquisition in the PSS segment

On December 30, 2011, we acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $20.0 million. The asset purchase agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the asset agreement) exceeds $17.0 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.0 million. We submitted our computation of the working capital to the seller on April 27, 2012 which reported a deficiency to the minimum required working capital. The seller has 60 days to object to our computation of the closing working capital. As we have not yet agreed on the working capital adjustment, we have not reflected an adjustment to the purchase price.

The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the United States’s most strategic asset and critical infrastructure locations. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of March 25, 2012, we consider the following factors to be important in understanding our financial statements.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to the Critical Accounting Principles and Estimates as described in the Form 10-K. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project’s percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Comparison of Results for the Three Months Ended March 27, 2011 to the Three Months Ended March 25, 2012

Revenues.  Revenues increased $92.2 million, from $122.8 million for the three months ended March 27, 2011 to $215.0 million for the three months ended March 25, 2012. KGS segment revenue increased by $77.0 million, from $97.4 million to $174.4 million. This increase was primarily due to the acquisitions of SecureInfo, Integral and Herley which had combined revenues of $100.5 million, as well as organic growth in our ballistic missile defense and learning, performance and training businesses, partially offset by the completion of acquired small business contracts in the first quarter of 2011, the timing of orders and shipments in our ground equipment business, ongoing weakness and increased competition in our legacy services businesses, and continued in-sourcing of our employees by the U.S. Government. PSS segment revenue increased by $15.2 million, which was primarily due to the acquisition of the Critical Infrastructure Business on December 30, 2011, which generated revenues of $13.8 million, as well as organic growth in our existing legacy PSS business of $1.4 million. Revenues by operating segment for the three months ended March 27, 2011 and March 25, 2012 are as follows (dollars in millions):

	March 27, 2011	March 25, 2012	$ change	% change
Kratos Government Solutions	$97.4	$174.4	$77.0	79.1%
Public Safety & Security	25.4	40.6	15.2	59.8%
Total revenues	$122.8	$215.0	$92.2	75.1%

Product sales increased $66.8 million, from $43.0 million for the three months ended March 27, 2011 to $109.8 million for the three months ended March 25, 2012.  As a percentage of total revenue, product sales were 35% for the three months ended March 27, 2011 as compared to 51% for the three months ended March 25, 2012.  This increase was primarily related to the acquisitions of Integral and Herley, partially offset by the timing of orders and shipments in our ground equipment business. Service revenues increased by $25.4 million, from $79.8 million for the three months ended March 27, 2011 to $105.2 million for the three months ended March 25, 2012. The increase was primarily related to the acquisition of Integral, SecureInfo and the Critical Infrastructure Business on December 30, 2011, partially offset by the reductions in service revenue in other business units in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $95.4 million for the three months ended March 27, 2011 to $157.1 million for the three months ended March 25, 2012. The $61.7 million increase in cost of revenues was primarily a result of the acquisitions of SecureInfo, Integral, Herley and the recently acquired Critical Infrastructure Business, which had combined cost of revenues of $78.4 million, offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue discussed above.

Gross margin increased from 22.3% for the three months ended March 27, 2011 to 26.9% for the three months ended March 25, 2012. Margins on services decreased for the three months ended March 27, 2011 as compared to March 25, 2012, from 24.4% to 22.2%, respectively, due primarily to the acquisitions of Integral and the recently acquired Critical Infrastructure Business, as well as the continued margin pressure experienced in our service business. Margins on products increased for the three months ended March 27, 2011 as compared to March 25, 2012, from 18.4% to 31.4%, respectively, as a result of the acquisitions of Integral and Herley. Margins in the KGS segment increased from 20.7% for the three months ended March 27, 2011 to 27.2% for the three months ended March 25, 2012, primarily as a result of the higher gross margins from our Integral, Herley, and SecureInfo acquisitions.  Margins in the PSS segment decreased from 28.3% for the three months ended March 27, 2011 to 25.6% for the three months ended March 25, 2012, as a result of the mix of revenue and due to the acquisition of the Critical Infrastructure Business, for which cost reduction actions have not yet been fully implemented.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $25.4 million, from $19.6 million for the three months ended March 27, 2011 to $45.0 million for the three months ended March 25, 2012. The increase was primarily a result of the acquisitions of SecureInfo, Integral, Herley and the Critical Infrastructure Business. As a percentage of revenues, SG&A increased from 16.0% to 20.9%. Excluding amortization of intangibles of $3.4 million for the three months ended March 27, 2011 and amortization of intangibles of $10.5 million for the three months ended March 25, 2012, SG&A increased as a percentage of revenues from 13.2% to 16.0% for the three months ended March 25, 2011 and March 25, 2012, respectively, reflecting the SG&A of our acquisitions of SecureInfo, Integral, Herley and the Critical Infrastructure Business, which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and Acquisition Expenses.  Merger and acquisition expenses for the three months ended March 27, 2011 were $5.8 million, which were primarily related to the acquisition of Herley.  Merger and acquisition expenses for the three months ended March 25, 2012 were $0.9 million.

Research and Development Expenses.  Research and development expenses increased from $0.6 million for the three months ended March 27, 2011 to $3.8 million for the three months ended March 25, 2012, primarily related to the acquisitions of Integral and, to a lesser extent, Herley.

Other Expense, Net.  Other expense, net increased from $6.4 million to $15.6 million for the three months ended March 27, 2011 and March 25, 2012, respectively. The net increase in expense of $9.2 million is primarily related to an $9.5 million increase in interest expense as a result of the 10% Senior Secured Notes issued in March 2011 and July 2011, primarily to fund the Herley and Integral acquisitions. We had other income of $0.3 million, primarily related to the non-cash charges to mark our interest rate derivative to market in 2011 and had other income of $0.5 million in 2012, primarily related to a favorable contractual settlement as well as foreign currency transaction gains.

Provision (Benefit) for Income Taxes. We recorded an income tax benefit of $1.2 million, or a 24% rate, on loss of $5.0 million before income taxes for the three months ended March 27, 2011.   The benefit of $1.2 million was primarily related to the income tax refund claim of $2.1 million that was settled with the IRS offset by state income taxes, which cannot be offset by our net operating losses.

We recorded an income tax benefit of $4.2 million, or a 57% rate, on a loss of $7.4 million before income taxes for the three months ended March 25, 2012.  The benefit of $4.2 million is primarily due to the estimated effective tax rate for state, foreign taxes, and the tax amortization of intangible assets that have an indefinite life under GAAP.

Income (Loss) from Discontinued Operations.  Income from discontinued operations was $0.3 million and $0.2 million for the three months ended March 27, 2011 and March 25, 2012, respectively. No revenue was generated by these businesses for the three months ended March 27, 2011 and March 25, 2012, respectively. There was no loss before taxes for the three months ended March 27, 2011 or for the three months ended March 25, 2012.

Backlog

As of March 27, 2011 and March 25, 2012, our backlog was approximately $800 million and $1.1 billion, respectively, of which approximately $400 million was funded in 2011 and $500 million was funded in 2012. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of March 25, 2012, we had cash and cash equivalents of $74.8 million compared with cash and cash equivalents of $69.8 million as of December 25, 2011. Our total debt including capital lease obligations, principal due on our Notes and other term debt, and including the premium of $21.8 million received on Notes issued, decreased by $1.4 million, from $655.9 million on December 25, 2011 to $654.5 million on March 25, 2012. The decrease in debt was primarily the result of the amortization of premium on our 10% Senior Secured Notes of approximately $1.0 million and a $0.3 million principal payment on the ten-year term loan with a bank in Israel.

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

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three months ended March 27, 2011	Three months ended March 25, 2012
Net cash provided by (used in) operating activities from continuing operations	$(3.2)	$29.5

Cash provided by (used in) operating activities from continuing operations for the three months ended March 27, 2011 and March 25, 2012 includes $1.7 million and $2.3 million, respectively in transaction costs paid related to our acquisitions.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Three months ended March 27, 2011	Three months ended March 25, 2012
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(224.1)	$(20.0)
Decrease (increase) in restricted cash	(101.1)	0.4
Cash paid for contingent acquisition consideration	—	(1.5)
Capital expenditures	(0.5)	(2.7)
Net cash used in investing activities from continuing operations	$(325.7)	$(23.8)

Cash paid for acquisitions and the related contingent acquisition consideration accounted for the most significant outlays for investing activities for the three months ended March 27, 2011 and March 25, 2012, in each case as a result of the implementation of our strategy to diversify our business through strategic acquisitions.

On March 25, 2011, we completed our initial tender offer for all outstanding shares of common stock, par value $0.001 per share, of Herley. On that day, we paid $245.5 million for approximately 12.9 million shares of Herley common stock, which excluded 0.3 million shares that had been tendered via a notice of guaranteed delivery. Through purchases in a subsequent offering period and a short-form merger, the Company completed its acquisition of Herley on March 30, 2011, and paid an additional $25.1 million in April 2011 for the balance of the outstanding shares of 1.2 million and the Herley Options that were exercised as a result of the change in control. In December 2010, we acquired Southside Container & Trailer, LLC (“SCT”) and in March 2011, we paid $0.3 million to the SCT shareholders as SCT’s indemnification obligations as set forth in the applicable acquisition agreement were met.

On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $20.0 million. In March 2012, we paid $1.5 million related to the contingent acquisition consideration for SecureInfo for performance milestones achieved in 2011.

For the three months ended March 27, 2011, the increase in restricted cash of approximately $101.1 million was primarily a result of the terms of the Notes (defined below) issued by Acquisition Co. Lanza Parent (“Lanza”), our wholly-owned subsidiary, on March 25, 2011 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act to finance the acquisition of Herley. The Notes were guaranteed only by the assets of the Lanza and not by the assets of the Company. Pursuant to the terms of the indenture governing the Notes, approximately $314.0 million in cash proceeds from the offering together with cash contributions of $45.0 million from the Company were required to be deposited in an account of the Lanza. These proceeds were used to provide collateral for the Notes, finance the acquisition of all of the outstanding shares of common stock of Herley (see Note 2 of the notes to the condensed consolidated financial statements), and pay related fees and expenses. These proceeds could only be used for these purposes and could not be used by us for general corporate purposes until the acquisition of Herley was complete and as such were restricted. On April 4, 2011, after the acquisition of Herley was complete and the Lanza was merged with and into the Company, all assets and liabilities of the Lanza became assets and liabilities of ours and the previously restricted proceeds became unrestricted.

Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions to conduct our business. The increase in capital expenditures of $2.2 million from $0.5 million for the three months ended March 27, 2011 to $2.7 million for the three months ended March 25, 2012 was primarily a result of the capital expenditures of Herley and Integral.

Cash provided by (used in) financing activities from continuing operations is summarized as follows (in millions):

	Three months ended March 27, 2011	Three months ended March 25, 2012
Financing activities:
Proceeds from the issuance of long-term debt	$314.0	$—
Proceeds from the issuance of common stock	61.5	—
Repayment of term loan	—	(0.3)
Debt issuance costs	(13.0)	—
Other	1.2	(0.1)
Net cash provided by (used in) financing activities from continuing operations	$363.7	$(0.4)

During the three months ended March 27, 2011, cash provided by financing activities was primarily related to proceeds from equity and debt offerings which we used to finance our acquisition of Herley. In March 2011, we issued 10% Senior Secured Notes in the aggregate principal amount of $285.0 million at a premium of 107% for an effective interest rate of 8.5%. The gross proceeds were approximately $314.0 million, which includes approximately $9.0 million in accrued interest and $20.0 million in issuance premium. We paid $13.0 million in debt issuance costs related to this offering and paid the balance of expenses of approximately $2.1 million during the second quarter of 2011. On February 11, 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses received approximately $61.1 million in net proceeds.

See “Contractual Obligations and Commitments” for a further discussion of our Notes and credit facilities.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Three months ended March 27, 2011	Three months ended March 25, 2012
Net cash flows used in discontinued operations	$(0.1)	$(0.2)

Contractual Obligations and Commitments

In order to fund our acquisitions in 2011, we issued equity and increased our leverage through a series of financing transactions.

Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, we entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (the “Indenture”), to issue the Notes. As of March 25, 2012, we have issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the senior secured borrowings have a second priority lien to the $90.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 25, 2012, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

Other Indebtedness

$90 Million Credit Facility

On July 27, 2011,  we entered into a credit and security agreement with KeyBank National Association (“KeyBank”), as lead arranger, sole book runner and administrative agent, and East West Bank and Bank of the West, as the lenders (the “2011 Credit Agreement”). The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, by and among the Company, KeyBank and the lenders named therein (as amended). The 2011 Credit Agreement establishes a five-year senior secured revolving credit facility in the amount of $65.0 million (the “Amended Revolver”). The Amended Revolver is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Notes.

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

On November 14, 2011, we entered into a First Amendment Agreement (the “Amendment Agreement”) with certain lenders and with KeyBank, which amended the 2011 Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

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

We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of March 25, 2012, there were no outstanding borrowings on the Amended Revolver and $16.4 million was outstanding on letters of credit resulting in net availability of $73.6 million. We were in compliance with the financial covenants as of March 25, 2012.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 25, 2012 was $6.5 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of March 25, 2012.

Contingent Consideration and Liabilities in Connection with Acquisitions

In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of Topic 805, such amounts are recorded at fair value on the acquisition date.

The agreement and plan of merger entered into in connection with our acquisition of SecureInfo provided that upon achievement of certain cash receipts, revenue and EBITDA in 2011, we were obligated to pay the former stockholders of SecureInfo additional cash contingent consideration (the “SecureInfo Contingent Consideration”). In March 2012, we paid $1.5 million related to the SecureInfo Contingent Consideration.

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). We have paid $0.4 million related to the DEI Contingent Consideration and an additional $2.5 million of contingent consideration was paid in April 2012. As of March 25, 2012, the potential undiscounted amount of future DEI Contingent Consideration that may be payable by us under the DEI Agreement is between $2.5 million and $6.5 million, which includes the amount paid in April 2012, subject to potential reductions if certain cash receipts are not collected. The DEI Contingent Consideration, which includes contingent consideration already paid and potential future contingent consideration, may be reduced in the event certain anticipated cash receipts are not collected within agreed upon time period, and could reduce the prior and future contingent consideration by approximately $6.0 million.

Other Liquidity Matters

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

For the three months ended March 25, 2012, there have been no significant changes to our Critical Accounting Policies or Estimates compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncements

New accounting pronouncements issued or effective during the three month period ended March 25, 2012 have not had or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Cash and cash equivalents as of March 25, 2012 were $74.8 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the three months ended March 25, 2012.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 25, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 25, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K.

Integral, which the Company acquired on July 27, 2011, was previously the subject of a Securities and Exchange Commission (“SEC”) investigation.  On July 30, 2009, the SEC and Integral each announced that a final administrative settlement had been reached concluding the SEC’s investigation.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against three former officers of Integral. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company has assumed these indemnification obligations. The indemnification agreements each provide that, subject to certain terms and conditions, that the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral’s applicable directors and officers liability insurance policy. The policy limits were exhausted in 2011, and the Company is advancing payment of indemnifiable costs pursuant to the indemnification agreements.

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

Item 1A.  Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of the Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Item 6.Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith

2.1#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/11	2.1

2.2#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc. (File No. 333-161340)).	424	02/08/11	n/a

3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01	4.1

3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/07	3.1

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/09	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01	4.2

3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/02	4.1

3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04	3.1

3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/11	3.1

4.1	Specimen Stock Certificate.	10-K	12/26/10	4.1

4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/04	4.1

4.3	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/10	4.1

4.4	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB.	8-K	02/07/11	10.2

4.5	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/11	4.1

4.6	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/11	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith

4.7	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/11	4.1

4.8	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/10	4.1

4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/11	4.2

4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/11	4.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

101†

Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the three months ended March 25, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ LAURA L. SIEGAL, CPA
Laura L. Siegal
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: May 3, 2012