Form 10-Q
period 2012-06-24
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2012-08-02
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 24, 2012

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 001-34460

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

As of July 27, 2012, 56,528,337 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2012

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 25, 2011 and June 24, 2012 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 26, 2011 and June 24, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 24, 2012 and June 26, 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 25, 2011	June 24, 2012
Assets
Current assets:
Cash and cash equivalents	$69.6	$145.7
Restricted cash	1.1	0.8
Accounts receivable, net	245.3	256.8
Inventoried costs	76.6	86.4
Prepaid expenses	12.7	12.6
Other current assets	15.7	18.8
Total current assets	421.0	521.1
Property, plant and equipment, net	72.5	72.4
Goodwill	571.8	575.6
Intangible assets, net	124.6	107.2
Other assets	26.3	23.0
Total assets	$1,216.2	$1,299.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48.8	$61.9
Accrued expenses	50.7	52.9
Accrued compensation	39.8	33.8
Accrued interest	5.1	5.1
Billings in excess of costs and earnings on uncompleted contracts	36.2	37.1
Other current liabilities	33.2	32.1
Total current liabilities	213.8	222.9
Long-term debt principal, net of current portion	630.8	630.2
Long-term debt premium	22.8	20.8
Other long-term liabilities	36.2	33.9
Total liabilities	903.6	907.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 shares outstanding at December 25, 2011 and June 24, 2012	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 32,421,135 and 52,518,189 shares issued and outstanding at December 25, 2011 and June 24, 2012, respectively	—	—
Additional paid-in capital	720.6	819.9
Accumulated other comprehensive loss	(0.2)	(0.4)
Accumulated deficit	(407.8)	(428.0)
Total stockholders’ equity	312.6	391.5
Total liabilities and stockholders’ equity	$1,216.2	$1,299.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2011	June 24, 2012	June 26, 2011	June 24, 2012
Service revenues	$75.3	$112.1	$155.1	$214.2
Product sales	95.8	107.7	138.8	215.1
Total revenues	171.1	219.8	293.9	429.3
Cost of service revenues	58.0	86.7	118.3	166.5
Cost of product sales	67.7	75.4	102.8	147.7
Total costs	125.7	162.1	221.1	314.2
Gross profit	45.4	57.7	72.8	115.1
Selling, general and administrative expenses	33.7	42.6	53.3	86.4
Merger and acquisition expenses	1.8	1.5	7.6	2.4
Research and development expenses	1.2	4.8	1.8	8.4
Unused office space expense and other	—	1.4	—	1.4
Operating income from continuing operations	8.7	7.4	10.1	16.5
Other income (expense):
Interest expense, net	(13.1)	(16.2)	(19.8)	(32.3)
Other income, net	—	0.5	0.3	0.9
Total other expense, net	(13.1)	(15.7)	(19.5)	(31.4)
Loss from continuing operations before income taxes	(4.4)	(8.3)	(9.4)	(14.9)
Provision (benefit) for income taxes from continuing operations	0.9	6.6	(0.3)	2.5
Loss from continuing operations	(5.3)	(14.9)	(9.1)	(17.4)
Income (loss) from discontinued operations	0.1	(2.3)	0.4	(2.8)
Net loss	$(5.2)	$(17.2)	$(8.7)	$(20.2)
Basic income (loss) per common share:
Net loss from continuing operations	$(0.22)	$(0.36)	$(0.40)	$(0.47)
Net income (loss) from discontinued operations	0.00	(0.05)	0.02	(0.07)
Net loss per common share	$(0.22)	$(0.41)	$(0.38)	$(0.54)
Diluted income (loss) per common share:
Net loss from continuing operations	$(0.22)	$(0.36)	$(0.40)	$(0.47)
Net income (loss) from discontinued operations	0.00	(0.05)	0.02	(0.07)
Net loss per common share	$(0.22)	$(0.41)	$(0.38)	$(0.54)
Weighted average common shares outstanding:
Basic	23.8	41.7	22.6	37.1
Diluted	23.8	41.7	22.6	37.1
Comprehensive Loss
Net loss from above	$(5.2)	$(17.2)	$(8.7)	$(20.2)
Other comprehensive income:
Change in cumulative translation adjustment	—	(0.2)	—	(0.2)
Other comprehensive income, net of tax	—	(0.2)	—	(0.2)
Comprehensive loss	$(5.2)	$(17.4)	$(8.7)	$(20.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 26, 2011	June 24, 2012
Operating activities:
Net loss	$(8.7)	$(20.2)
Less: Income (loss) from discontinued operations	0.4	(2.8)
Loss from continuing operations	(9.1)	(17.4)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	16.2	25.9
Deferred income taxes	0.2	1.3
Stock-based compensation	1.4	2.3
Mark to market on swaps	(0.3)	—
Amortization of deferred financing costs	1.3	2.5
Amortization of premium on Senior Secured Notes	—	(2.1)
Provision for doubtful accounts	0.1	0.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1.8	11.6
Inventoried costs	6.4	(9.6)
Prepaid expenses and other assets	3.9	(3.7)
Accounts payable	(9.2)	9.4
Accrued compensation	(2.1)	(6.6)
Accrued expenses	(7.7)	0.3
Billings in excess of costs and earnings on uncompleted contracts	(12.3)	(2.3)
Income tax receivable and payable	0.2	(1.5)
Other liabilities	(0.9)	(0.6)
Net cash provided by (used in) operating activities from continuing operations	(10.1)	9.8
Investing activities:
Cash paid for acquisitions, net of cash acquired	(249.2)	(21.5)
Decrease in restricted cash	1.2	0.3
Capital expenditures	(2.7)	(6.2)
Net cash used in investing activities from continuing operations	(250.7)	(27.4)
Financing activities:
Proceeds from the issuance of long-term debt	305.0	—
Proceeds from the issuance of common stock	61.1	97.0
Debt issuance costs	(14.6)	(1.0)
Repayment of debt	(2.2)	(0.5)
Cash paid for contingent acquisition consideration	—	(2.5)
Other	1.0	(0.3)
Net cash provided by financing activities from continuing operations	350.3	92.7
Net cash flows of continuing operations	89.5	75.1
Net operating cash flows of discontinued operations	0.1	1.3
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)
Net increase in cash and cash equivalents	89.6	76.1
Cash and cash equivalents at beginning of period	10.8	69.6
Cash and cash equivalents at end of period	$100.4	$145.7
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

The information as of June 24, 2012 and for the three and six months ended June 26, 2011 and June 24, 2012 is unaudited. The condensed consolidated balance sheet as of December 25, 2011 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 25, 2011, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 7, 2012 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The six months ended June 26, 2011 and June 24, 2012 consisted of 26 week periods. There were 52 calendar weeks in the fiscal year ended on December 25, 2011 and there are 53 calendar weeks in the fiscal year ending December 30, 2012.

(d)	Accounting Policies and Accounting Standards Updates

There have been no changes in the Company's significant accounting policies for the six months ended June 24, 2012 as compared to the significant accounting policies described in the Form 10-K. In addition, there were no new accounting standards updates issued by the Financial Accounting Standards Board during the six months ended June 24, 2012.

(e)	Concentrations and Uncertainties

The Company maintains cash balances at various financial institutions and such balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s billed and unbilled accounts receivable. The Company’s accounts receivable result from sales to customers within the federal government, state and local agencies and commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer’s financial condition, and collateral is not required. Accounts receivable are recorded at the invoiced amount and do not bear interest. See Note 12 for a discussion of the Company’s significant customers.

The Company has outstanding 10% Senior Secured Notes due 2017 ("the Notes") with an aggregate principal amount of $625.0 million outstanding as of June 24, 2012. The Notes are due on June 1, 2017 and the Company pays interest at the rate of 10% per annum semi-annually, in arrears, on June 1 and December 1 of each year. In addition, the Company has $85.0 million available under its existing revolving credit agreement. See Note 9 for a complete description of the Company’s debt.

The Company intends to fund its cash requirements with cash on hand, cash flows from operating activities and borrowings under its existing revolving credit facility. Management believes these sources of liquidity should be sufficient to meet the Company’s cash needs for at least the next 12 months. The Company’s quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to the Company's control. If the conditions in its industry deteriorate, its customers cancel or postpone projects or if the Company is unable to sufficiently increase its revenues or reduce its expenses, the Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

Note 2.  Acquisitions

(a)    Summary of Recent Acquisitions

Asset Purchase

On December 30, 2011, the Company acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $20.0 million. The asset purchase agreement provides that the purchase price will be (i) increased on a dollar-for-dollar basis if the working capital on the closing date (as defined in the asset purchase agreement) exceeds $17.0 million or (ii) decreased on a dollar-for-dollar basis if the working capital is less than $17.0 million. In accordance with the terms of the asset purchase agreement, the Company submitted its computation of the closing working capital to the Seller on April 27, 2012, which reflected a deficiency to the minimum required working capital. The Seller had 60 days to object to the Company's computation of the closing working capital. Recently, both parties have mutually agreed to extend the time to discuss the Company's closing working capital computations and the Seller's objections to August 30, 2012. As the Seller and the Company have not yet agreed on the working capital adjustment, the Company has not reflected an adjustment to the purchase price.

The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the most strategic asset and critical infrastructure locations in the U.S. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed. The Critical Infrastructure Business is part of the Company's Public Safety & Security (“PSS”) segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of homeland security solutions and will also enable the Company to realize significant cross selling opportunities and increase its sales of higher margin, fixed price products.

The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

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

The amounts of revenue and operating income (loss) of the Critical Infrastructure Business included in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 24, 2012 are $16.6 million and $30.4 million, and $0.1 million and $(0.5) million, respectively.

SecureInfo Corporation

On November 15, 2011, the Company acquired SecureInfo Corporation (“SecureInfo”) for $20.3 million in cash, which includes a $1.5 million earn-out that was paid in March 2012. Upon completion of the SecureInfo transaction, the Company deposited $1.8 million of the purchase price (“the holdback”) into an escrow account as security for SecureInfo's indemnification obligations as set forth in the SecureInfo purchase agreement. In addition, the SecureInfo purchase agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the SecureInfo purchase agreement) exceeded $2.2 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $2.2 million. The SecureInfo working capital was $2.1 million and the Company and SecureInfo agreed to a working capital adjustment of $0.1 million.

Based in northern Virginia, SecureInfo is a cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the Department of Defense, the Department of Homeland Security (“DHS”) and large commercial customers, including market leading cloud computing service providers. SecureInfo is part of the Kratos Government Solutions ("KGS") segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by SecureInfo's nationally recognized expertise in operational cybersecurity, cybersecurity risk management as well as cybersecurity training programs.

The SecureInfo transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$1.4
Other assets	3.0
Property and equipment	0.1
Intangible assets	4.5
Goodwill	12.2
Total assets	21.2
Current liabilities	(0.9)
Net assets acquired	$20.3

The goodwill recorded in this transaction is not tax deductible.

As of November 15, 2011, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $2.9 million, of which $0.0 million is not expected to be collectible.

The amounts of revenue and operating income of SecureInfo included in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 24, 2012 are $4.0 million and $7.7 million, and $0.1 million and $0.3 million, respectively.
Integral Systems, Inc.

On July 27, 2011, the Company acquired Integral Systems, Inc. (“Integral”), in a cash and stock transaction valued at

$241.1 million. Upon completion of the acquisition, the Company paid an aggregate of $131.4 million in cash, issued approximately 10.4 million shares of the Company's common stock valued at $108.7 million and issued replacement stock options with a fair value of $1.0 million.

To fund the cash portion of the acquisition, on July 27, 2011, the Company issued $115.0 million aggregate principal amount of 10% Senior Secured Notes due 2017 (the “Notes”). The Notes were issued at a premium of 105% for an effective interest rate of approximately 8.9%. The gross proceeds of approximately $120.8 million, which includes an approximate $5.8 million issuance premium and excludes accrued interest received of $1.8 million, were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral and its subsidiaries, to pay certain severance payments in connection with the acquisition and to pay related fees and expenses. See Note 9 for a complete description of the Company's debt.

As consideration for the acquisition of Integral, each Integral stockholder received (i) $5.00 in cash, without interest, and (ii) 0.588 shares of the Company's common stock for each share of Integral common stock. In addition, upon completion of the acquisition (i) each outstanding Integral stock option with an exercise price less than $13.00 per share was, if the holder thereof had so elected in writing, canceled in exchange for an amount in cash equal to the product of the total number of shares of Integral common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share applicable to such option, less the amount of any tax withholding, (ii) each outstanding Integral stock option with an exercise price equal to or greater than $13.00 per share and each Integral in-the-money option the holder of which had not made the election described in (i) above was converted into an option to purchase Company common stock, with the number of shares subject to such option adjusted to equal the number of shares of Integral common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and the per share exercise price under each such option adjusted by dividing the per share exercise price applicable to such option by 0.9559, rounded up to the nearest whole cent, and (iii) each outstanding share of restricted stock granted under an Integral equity plan or otherwise, whether vested or unvested, was canceled and converted into the right to receive $13.00, less the amount of any tax withholding.

Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance.  Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency or RF interference.  Integral’s customers include U.S. and foreign commercial, government, military and intelligence organizations.  For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk. Integral is part of the Company’s KGS segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by Integral’s significant expertise with satellite operations, ground systems, signal processing and other areas of satellite command and control, as well as advanced technologies for Unmanned Aerial Vehicles, situational awareness, remote management and numerous established electronic attack and electronic warfare platforms, tactical missile systems, and strategic deterrence systems. The Integral transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the preliminary estimated fair values of major assets acquired and liabilities assumed (in millions):

Cash	$6.8
Accounts receivable	68.4
Inventoried costs	15.8
Deferred tax assets	36.4
Other assets	3.5
Property and equipment	12.9
Intangible assets	32.0
Goodwill	188.1
Total assets	363.9
Current liabilities	(84.5)
Deferred tax liabilities	(19.5)
Long-term liabilities	(18.8)
Net assets acquired	$241.1

The goodwill recorded in this transaction is not tax deductible.

As of July 27, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $68.5 million, of which $0.1 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Integral.

The amounts of revenue and operating income of Integral included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 24, 2012 were $50.9 million and $94.9 million, and $0.4 million and $2.2 million, respectively.

Herley Industries, Inc.

On March 25, 2011, the Company acquired approximately 13.2 million shares of Herley Industries, Inc. ("Herley")common stock, representing approximately 94% of the total outstanding shares of Herley common stock, in a tender offer to purchase all of the outstanding shares of Herley common stock. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by the approximately 0.9 million shares that were not tendered as of March 25, 2011. On March 30, 2011, following the purchase of the non-controlling interest in a subsequent offering period, Herley became a wholly owned subsidiary of the Company. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011, and as of April 15, 2011 the Company had paid aggregate cash consideration of $270.7 million for the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control. In addition, upon completion of the subsequent short-form merger, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 1.3495 shares of Kratos common stock for each share of Herley common stock underlying the options (“Herley Options”). The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The Herley Options are exercisable for an aggregate of approximately 0.8 million shares of the Company’s common stock. All Herley Options were fully vested upon the change in control and the fair value of the Herley Options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.5 million.  In addition, the Company assumed change in control obligations of $4.0 million related to the transaction and incurred combined transaction expenses of $11.1 million.

To fund the acquisition of Herley, on February 11, 2011, Kratos sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. Kratos received gross proceeds of approximately $64.8 million and net proceeds of approximately $61.1 million after deducting underwriting fees and other offering expenses. Kratos used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of Herley. To fund the remaining purchase price, Kratos issued $285.0 million in aggregate principal amount of Notes at a premium of 107% through its wholly owned subsidiary, Acquisition Co. Lanza Parent ("Lanza"), on March 25, 2011, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. On April 4, 2011, after the acquisition of Herley was complete, Lanza was merged with and into Kratos and all assets and liabilities of Lanza became assets and liabilities of Kratos. See Note 9 for a complete description of the Company’s debt.

Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley’s products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cyber security applications. Herley is part of the KGS segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by Herley’s significant expertise in numerous established electronic attack and electronic warfare platforms, tactical missile systems, and strategic deterrence systems, which complement the Company’s existing business in manned and unmanned aircraft, missile systems and certain other programs.

The Herley transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the fair values of major assets acquired and liabilities assumed (in millions):

Cash	$21.8
Accounts receivable	39.1
Inventoried costs	42.8
Deferred tax assets	17.3
Other assets	7.2
Property and equipment	34.2
Intangible assets	37.0
Goodwill	146.4
Total assets	345.8
Current liabilities	(40.8)
Deferred tax liabilities	(16.8)
Debt	(9.5)
Long-term liabilities	(6.2)
Net assets acquired	$272.5

The goodwill recorded in this transaction is not tax deductible.

As of March 25, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $39.3 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Herley. The Company initially recorded $47.9 million of inventory and $30.4 million in property and equipment. The Company decreased the value of acquired inventory to $42.8 million and increased the value of acquired property and equipment to $34.2 million based on its updated valuations.

The amounts of revenue and operating income of Herley included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 24, 2012 are $48.6 million and $95.9 million, and $8.0 million and $14.2 million, respectively.

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“Topic 805”), the allocation of the purchase price for the Company’s acquisitions of SecureInfo and the Critical Infrastructure Business are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations become available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective acquisition dates to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the respective acquisition dates. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with these transactions, including intangible assets, inventory, property and equipment and deferred taxes. Thus, the provisional measurements recorded are subject to change. Any changes will be recorded as adjustments to the fair value of those assets and liabilities, and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

Pro Forma Financial Information

The following tables summarize the supplemental Condensed Consolidated Statements of Operations and Comprehensive Income information on an unaudited pro forma basis as if the acquisitions of SecureInfo, Integral, Herley, and the Critical Infrastructure Business occurred on December 27, 2010, and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. All acquisitions, except the acquisition of the Critical Infrastructure Business, which was acquired on December 30, 2011, were included in the Company's results of operations for the full six months ended June 24, 2012. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings for 2011. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts, except per share amounts are in millions):

	For the Three Months Ended June 26, 2011	For the Six Months Ended June 26, 2011
Pro forma revenues	$241.8	$484.6
Pro forma net loss before tax	(5.8)	(38.8)
Pro forma net loss	(6.6)	(38.6)
Net income (loss) attributable to the registrant	(5.3)	(9.1)
Basic and diluted pro forma loss per share	$(0.19)	$(1.13)

The pro forma results for the three and six month periods ended June 26, 2011 include $1.8 million and $7.6 million of acquisition related expenses, respectively. The pro forma financial information also reflects pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, additional incremental interest expense, deferred financing costs related to the financing undertaken for the Integral and Herley transactions, the change in stock compensation expense as a result of the exercise of stock options and restricted stock immediately prior to closing of the Integral and Herley transactions, and the tax effect of the increased interest expense and intangible amortization. The weighted average common shares also reflect the issuance of 4.9 million shares in February 2011 for the Herley acquisitions and 10.4 million shares in July 2011 for the Integral acquisition. These adjustments are as follows (in millions except per share data):

	For the Three Months Ended June 26, 2011	For the Six Months Ended June 26, 2011
Intangible amortization	$4.2	$14.0
Net change in stock compensation expense	(0.6)	(3.6)
Net change in interest expense	3.0	12.9
Net change in income tax benefit (expense)	0.1	(0.1)
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	10.4	11.6

Contingent Acquisition Consideration

In connection with some of its acquisitions, the Company agreed to make additional future payments to the seller contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Topic 805, the Company will re-measure these liabilities each reporting period and record changes in the fair value in its Condensed Consolidated Statement of Operations and Comprehensive Income. Increases or decreases in the fair value of the contingent consideration liability which is measured as the present value of expected future cash flows, a Level 3 measurement in the fair value hierarchy, can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

Contingent acquisition consideration as of December 25, 2011 and June 24, 2012 is summarized in the following table (in millions):

Balance as of December 25, 2011	$7.6
Cash payments	(4.0)
Balance as of June 24, 2012	$3.6

As of June 24, 2012, $2.5 million is reflected in other current liabilities and $1.1 million is reflected in other long-term liabilities in the condensed consolidated balance sheet. Other than the cash payments noted above, there were no changes in the fair value of contingent consideration for the three and six month periods ended June 24, 2012.

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation ("DEI") entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). The Company has paid $2.9 million related to the DEI Contingent Consideration of which $2.5 million was paid in April 2012. As of June 24, 2012, the potential undiscounted amount of future DEI Contingent Consideration that may be payable by the Company under the DEI Agreement is between $2.0 million and $4.5 million, subject to potential reductions if certain cash receipts are not collected. The DEI Contingent Consideration, which includes contingent consideration already paid and potential future contingent consideration, may be reduced in the event certain anticipated cash receipts are not collected within agreed upon time period, and could reduce the prior and future contingent consideration by approximately $6.0 million.

Note 3. Goodwill and Intangible Assets

(a)	Goodwill

The Company performs its annual impairment test for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“Topic 350”) as of the last day of each fiscal year or when evidence of potential impairment exists.

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For the annual and, if necessary, interim impairment assessment, the Company identified its reporting units to be its KGS and PSS operating segments.

In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of the Company's reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization by calculating its market capitalization based upon an average of its stock price prior to and subsequent to the date the Company performs its analysis and assuming a control premium. The Company uses these methodologies to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”)). If the book value exceeds the estimated fair value for a reporting unit a potential impairment is indicated, and Topic 350 prescribes the approach for determining the impairment amount, if any.

In accordance with Topic 350, as a result of the Company's decision in June 2012 to dispose of certain non-core businesses acquired in the Integral Systems acquisition, the Company allocated $1.5 million of goodwill to discontinued operations which resulted in an impairment charge (see Note 8). The Company then tested the goodwill remaining in the KGS reporting unit. The fair value of the KGS reporting unit exceeded its carrying value by 7.4% Considering the relatively small excess of fair value over carrying value for the KGS reporting unit and given the current market conditions and continued economic uncertainty in the U.S. defense industry as a result of the Budget Control Act of 2011 (the "Budget Control Act"), the fair value of the KGS reporting unit may deteriorate, resulting in an impairment of the goodwill in that unit. Due to continual changes in market and general business conditions, the Company cannot predict whether, and to what extent, its goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm the Company's profitability and financial condition.

 The changes in the carrying amount of goodwill for the six months ended June 24, 2012 are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total
Balance as of December 25, 2011	$33.0	$538.9	$571.9
Retrospective adjustments	—	(0.1)	(0.1)
Balance as of December 25, 2011 after retrospective adjustments	33.0	538.8	571.8
Additions due to business combinations	3.8	—	3.8
Balance as of June 24, 2012	$36.8	$538.8	$575.6

The accumulated impairment losses as of December 25, 2011 and June 24, 2012 were $165.4 million; $147.1 million associated with the KGS segment and $18.3 million associated with the PSS segment.

(b)	Purchased Intangible Assets

The following table sets forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 25, 2011			As of June 24, 2012
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$78.1	$(19.8)	$58.3	$79.2	$(27.2)	$52.0
Contracts and backlog	60.1	(39.6)	20.5	61.0	(50.3)	10.7
Developed technology and technical know-how	22.1	(4.1)	18.0	22.1	(5.2)	16.9
Trade names	2.6	(0.8)	1.8	2.6	(1.0)	1.6
Favorable operating lease	1.8	(0.3)	1.5	1.8	(0.3)	1.5
Total	$164.7	$(64.6)	$100.1	$166.7	$(84.0)	$82.7

In addition to the finite-lived intangible assets listed in the table above, the Company has $24.5 million of indefinite-lived intangible assets consisting of trade names at both December 25, 2011 and June 24, 2012.

Consolidated amortization expense related to intangible assets subject to amortization was $9.2 million and $8.9 million for the three months ended June 26, 2011 and June 24, 2012, respectively, and $12.6 million and $19.4 million for the six months ended June 26, 2011 and June 24, 2012, respectively.

The estimated future amortization expense of purchased intangible assets with finite lives as of June 24, 2012 is as follows (in millions):

Fiscal Year	Amount
2012 (remaining six months)	$16.4
2013	18.5
2014	16.8
2015	11.0
2016	6.3
Thereafter	13.7
Total	$82.7

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

Inventoried costs consisted of the following components (in millions):

	December 25, 2011	June 24, 2012
Raw materials	$43.3	$45.8
Work in process	25.7	30.8
Finished goods	6.9	9.2
Supplies and other	4.0	0.9
Subtotal inventoried costs	79.9	86.7
Less customer advances and progress payments	(3.3)	(0.3)
Total inventoried costs	$76.6	$86.4

Note 5. Stockholders’ Equity

On May 14, 2012, the Company sold 20.0 million shares of its common stock at a purchase price of $5.00 per share in an underwritten public offering. The Company received gross proceeds of $100.0 million. After deducting underwriting and other offering expenses, the Company received approximately $97.0 million in net proceeds. The Company used the net proceeds from this offering to fund a portion of the cash consideration paid to the stockholders of Composite Engineering, Inc. ("CEI") in connection with the Company's acquisition thereof on July 2, 2012.

On February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, the Company received approximately $61.1 million in net proceeds.

A summary of the changes in stockholders’ equity is provided below (in millions):

	Six Months Ended	Six Months Ended
	June 26, 2011	June 24, 2012
Stockholders’ equity at beginning of period	$169.9	$312.6
Comprehensive income:
Net loss	(8.7)	(20.2)
Foreign currency translation	—	(0.2)
Total comprehensive loss	(8.7)	(20.4)
Additional paid-in-capital from the issuance of common stock for cash	61.1	97.0
Stock-based compensation	1.4	2.3
Employee stock purchase plan and restricted stock units settled in cash	0.3	—
Exercise of stock options and warrants	1.1	—
Fair value of stock options assumed in acquisitions	1.9	—
Stockholders’ equity at end of period	$227.0	$391.5

In prior reporting periods, the Company had two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock were redeemed for 100,000 shares of common stock. Common stock issued by the Company for the six months ended June 26, 2011 and June 24, 2012 was as follows (in millions):

	Six Months Ended	Six Months Ended
	June 26, 2011	June 24, 2012
Shares outstanding at beginning of the period	18.6	32.4
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.3	0.1
Redemption of Series B Convertible Preferred Stock	0.1	—
Common stock issued for cash	4.9	20.0
Shares outstanding at end of the period	23.9	52.5

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

	For the Three Months Ended		For the Six Months Ended
(In millions, except earnings per share)	June 26, 2011	June 24, 2012	June 26, 2011	June 24, 2012
Loss from continuing operations available for common shareholders (A)	$(5.3)	(14.9)	$(9.1)	(17.4)
Weighted average outstanding shares of common stock (B)	23.8	41.7	22.6	37.1
Dilutive effect of employee stock options and awards	—	—	—	—
Common stock and common stock equivalents (C)	23.8	41.7	22.6	37.1
Loss per share:
Basic (A/B)	$(0.22)	(0.36)	$(0.40)	(0.47)
Diluted (A/C)	$(0.22)	(0.36)	$(0.40)	(0.47)

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
(In millions)	June 26, 2011	June 24, 2012	June 26, 2011	June 24, 2012
Shares from stock options and awards	2.2	3.1	1.7	2.6

Note 7. Income Taxes

As of December 25, 2011, the Company had $10.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance. During the six months ended June 24, 2012, this amount was reduced by $0.1 million relating to the expiration of statutes of limitations. This reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations. Additionally, the unrecognized tax benefit amount was reduced by $0.3 million as a result of the completion of an Internal Revenue Service (“IRS”) audit. This reduction in unrecognized tax benefits was recorded as a benefit from continuing operations.

During the six months ended June 24, 2012, the Company decreased the unrecognized tax benefits of Integral by $0.2 million, which was recorded as an adjustment to goodwill. Integral's unrecognized tax benefits are related to various federal tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There was no material expense recorded during the six months ended June 26, 2011. During the six months ended June 24, 2012, a $0.3 million expense was recorded related to interest and penalties. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.7 million and $0.1 million for the six months ended June 26, 2011 and June 24, 2012, respectively. The Company believes that it is reasonably possible that as much as $1.5 million of the liabilities for uncertain tax positions will expire within 12 months of June 24, 2012 due to the expiration of various applicable statutes of limitations.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company's tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss (“NOL”) carryforwards. Generally, the Company's tax years for 2002 and later are subject to examination by various foreign tax authorities.

In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company's deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company's net deferred tax assets. A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and six months ended June 26, 2011 and June 24, 2012 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2011	June 24, 2012	June 26, 2011	June 24, 2012
Income tax benefit at federal statutory rate	$(1.6)	$(2.8)	$(3.4)	$(5.4)
State and foreign taxes, net of federal tax benefit and valuation allowance	1.1	6.6	1.6	2.5
Nondeductible expenses and other	0.6	0.3	1.5	0.8
Impact of indefinite lived deferred tax liabilities and state law changes	—	—	0.3	—
Settlement with IRS	—	—	(2.1)	—
Increase/(decrease) in reserves for uncertain tax positions		—		(0.1)
Increase/(decrease) in federal valuation allowance	0.8	2.5	1.8	4.7
Total	$0.9	$6.6	$(0.3)	$2.5

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months. In March 2010, an “ownership change” occurred that will limit the utilization of the loss carryforwards. Additionally, in May 2012, another “ownership change” was triggered. As a result of this change in May, the Company's federal annual utilization of NOL carryforwards will be limited to $28.1 million a year for the five years succeeding the initial ownership change and $11.6 million per year thereafter. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the six months ended June 24, 2012, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an “ownership change”. If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

Note 8. Discontinued Operations

In June of 2012, consistent with the Company's plans to complete its assessment and evaluation of the non-core businesses acquired in the Integral acquisition, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals. These operations were previously reported in the KGS segment, and in accordance with Topic 205 Presentation of Financial Statements ("Topic 205"), these businesses have been classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements. The Company recorded a $1.5 million impairment charge associated with the portion of goodwill that was allocated to the discontinued businesses based on management's estimate of the fair value of the business.

On August 2, 2010, the Company divested the southeast division of its PSS segment for approximately $0.1 million cash consideration and the assumption of certain liabilities.

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2011	June 24, 2012	June 26, 2011	June 24, 2012
Revenue	$—	$1.8	$—	$7.4
Net income (loss) before taxes	0.1	(2.3)	0.1	(2.9)
Benefit for income taxes	—	—	(0.3)	(0.1)
Net income (loss) after taxes	$0.1	$(2.3)	$0.4	$(2.8)

The benefit for income taxes for the six months ended June 26, 2011 and June 24, 2012 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business.

The following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 25, 2011 and June 24, 2012 (in millions):

	December 25, 2011	June 24, 2012
Cash	$0.2	$0.6
Accounts receivable, net	5.3	2.2
Other current assets	4.2	4.5
Current assets of discontinued operations	$9.7	$7.3
Other non-current assets	$2.4	$0.9
Non-current assets of discontinued operations	$2.4	$0.9
Accounts payable	$0.9	$1.6
Accrued expenses	5.1	4.6
Other current liabilities	0.3	0.3
Current liabilities of discontinued operations	$6.3	$6.5
Other non-current liabilities	0.5	0.4
Non-current liabilities of discontinued operations	$0.5	$0.4

Note 9. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (the “Indenture”), to issue the Notes. As of June 24, 2012, the Company has issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the senior secured borrowings have a second priority lien to the $110.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 24, 2012, the Company was in compliance with the covenants contained in the indentures related to the Notes.

On or after June 1, 2014, the Company may redeem some or all of the Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such notes through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Notes at 110% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the date of redemption , with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Notes at any time prior to June 1, 2014 by paying a “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may also purchase outstanding Notes traded on the open market at any time.

(b)	Other Indebtedness

$110.0 Million Credit Facility

On July 27, 2011, the Company entered into a credit and security agreement with KeyBank National Association (“KeyBank”), as lead arranger, sole book runner and administrative agent, and East West Bank and Bank of the West, as the lenders (the “2011 Credit Agreement”). The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, by and among the Company, KeyBank and the lenders named therein (as amended). The 2011 Credit Agreement established a five-year senior secured revolving credit facility in the amount of $65.0 million (as amended and described below, the “Amended Revolver”). The Amended Revolver is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Notes.

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

On November 14, 2011, the Company entered into a first amendment (the “First Amendment Agreement”) with certain lenders and with KeyBank which amended the 2011 Credit Agreement. Among other things, the First Amendment : (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

 On May 4, 2012, the Company entered into a second amendment (the "Second Amendment") to the 2001 Credit Agreement. Among other things, the Second Amendment (i) increased the amount of the Amended Revolver from $90.0 million to $110.0 million, (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement, (iii) added Cathay Bank as a lender under the 2001 Credit Agreement, (iv) increased the maximum available to be borrowed under the 2011 Credit Agreement to $135.0 million subject to KeyBank approval, and (v) updated certain schedules to the Credit Agreement.

On May 8, 2012, the Company entered into a third amendment (the "Third Amendment") to the 2011 Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the 2011 Credit Agreement were modified and the acquisition of CEI was approved (See Note 15). The Company used the net proceeds from the sale of 20.0 million shares of its common stock, together with the borrowings under its credit facility, to fund the purchase of CEI on July 2, 2012 and to pay related fees and expenses.

The amounts of borrowings that may be made under the Amended Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Amended Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Amended Revolver includes $50.0 million of availability for letters of credit and $10.0 million of availability for swing line loans.

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate

(which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of June 24, 2012, there were no outstanding borrowings on the Amended Revolver and $12.3 million was outstanding on letters of credit resulting in net borrowing base availability of $85.0 million. The Company was in compliance with the financial covenants as of June 24, 2012.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million 10-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 24, 2012 was $6.2 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of June 24, 2012.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 25, 2011 and June 24, 2012 are presented in the following table:

	As of December 25, 2011			As of June 24, 2012
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$631.8	$654.6	$642.7	$631.2	$652.0	$676.8

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs—quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium of $20.8 million as of June 24, 2012, which is the difference between the carrying amount of $652.0 million and the principal amount of $631.2 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Note 10. Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 25, 2011 and June 24, 2012 are presented in Note 9. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 25, 2011 and June 24, 2012.

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

The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company’s intended use of the derivative and its resulting designation as effective or ineffective. Adjustments to reflect changes in fair values of derivatives that the Company considers highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. There were no interest rate swaps outstanding as of and for the six months ended June 24, 2012.

The Company's derivative financial instruments, which are cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the first credit facility with KeyBank of $85.0 million in March 2008. The effect of marking the derivative instruments to market for the six months ended June 26, 2011 was income of $0.3 million. There were no derivative liabilities outstanding as of December 25, 2011 or June 24, 2012.

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $122.3 million and $140.0 million, or 71% and 64%, of total revenue for the three months ended June 26, 2011 and June 24, 2012, respectively, and approximately $216.4 million and $280.9 million, or 74% and 65%, of total revenue for the six months ended June 26, 2011 and June 24, 2012, respectively.

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. Although defense spending is expected to remain a national priority within future federal budgets, the Budget Control Act of 2011 (“Budget Control Act”) committed the U.S. Government to reduce the federal deficit over the next ten years. Under the Budget Control Act, the Bi-Partisan Congressional Joint Select Committee on Deficit Reduction (“the Joint Committee”) was responsible for identifying $1.2 to $1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify the reductions by this deadline and thereby triggered a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts that will start in 2013 and be split between defense and non-defense programs and continue over a nine-year period. Any automatic reductions in national defense programs could impact the Company's significant customers. The impact of the Budget Control Act remains unknown, and the Company's business and industry could be adversely affected.

Note 13. Segment Information

The Company operates in two principal business segments: Kratos Government Solutions and Public Safety & Security. The Company organizes its business segments based on the nature of the services offered. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated corporate expense, net” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan shares and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses,  corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

Revenues, operating income, and assets generated or held by the Company’s current reporting segments for the three and six months ended June 26, 2011 and June 24, 2012 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2011	June 24, 2012	June 26, 2011	June 24, 2012
Revenues:
Kratos Government Solutions	$145.3	$175.8	$242.7	$344.7
Public Safety & Security	25.8	44.0	51.2	84.6
Total revenues	$171.1	$219.8	$293.9	$429.3
Operating income:
Kratos Government Solutions	$9.7	$8.8	$16.3	$18.4
Public Safety & Security	1.7	2.8	2.9	4.0
Unallocated corporate expense, net	(2.7)	(4.2)	(9.1)	(5.9)
Total operating income	$8.7	$7.4	$10.1	$16.5

	As of	As of
	December 25, 2011	June 24, 2012
Assets:
Kratos Government Solutions	$1,029.0	$1,014.4
Public Safety & Security	88.6	118.8
Discontinued operations	12.2	8.1
Corporate activities	86.4	158.0
Total assets	$1,216.2	$1,299.3

The increase in assets in the PSS segment is primarily attributable to the purchase of the Critical Infrastructure Business on December 30, 2011. The increase in assets associated with Corporate activities is primarily due to the receipt of approximately $97.0 million in net proceeds from the sale of 20.0 million shares of the Company's common stock in May 2012.

Note 14. Commitments and Contingencies

(a)	Legal Matters

For additional information regarding the Company's legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K.

Integral, which the Company acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that a final administrative settlement had been reached concluding the SEC's investigation.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against three former officers of Integral. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company has assumed these indemnification obligations. The indemnification agreements each provide that, subject to certain terms and conditions, Integral shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in 2011, and the Company is advancing payment of indemnifiable costs pursuant to the indemnification agreements.

From time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, operating results or cash flows.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Six Months Ended
	June 26, 2011	June 24, 2012
Balance, at beginning of the period	$1.9	$4.3
Costs accrued and revenues deferred	0.4	0.6
Warranty liabilities assumed from acquisitions	—	0.5
Settlements made (in cash or kind) and revenues recognized	(0.4)	(0.8)
Balance, at end of period	1.9	4.6
Less: Current portion	1.6	—
Non-current accrued product warranty and deferred warranty revenue	$0.3	$4.6

Note 15. Subsequent Events

On July 2, 2012, the Company completed the acquisition of CEI for approximately $161.3 million. The shareholders of CEI received $135.0 million in cash, which is subject to adjustments for working capital, and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. In addition, the Company eliminated accounts receivable from CEI and corresponding accounts payable by CEI of $2.3 million. The Company will cover an estimated $0.2 million additional tax liability incurred by the shareholders of CEI for making an election under Section 338(h)(10) of Internal Revenue Code which will result in tax deductible goodwill related to this transaction. The Company estimates that the tax deductible goodwill, which is subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $130.0 million and can be deducted for federal and California state income taxes over a 15-year period.

Certain key CEI personnel have entered into long-term employment agreements with the Company. In addition, on July 2, 2012, the Company granted 2.0 million restricted stock units ("RSUs") as inducement grants to certain employees of CEI who have joined Kratos. The RSUs cliff vest on the fourth anniversary of the closing of the CEI acquisition and serve as long-term retention inducements for these key individuals.

To fund the acquisition of CEI, on May 14, 2012, the Company sold approximately 20.0 million shares of its common stock at a purchase price of $5.00 per share in an underwritten public offering. The Company received gross proceeds of approximately $100.0 million and net proceeds of approximately $97.0 million after deducting underwriting fees and other offering expenses. The Company used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of CEI. In addition, the Company used borrowings of $40.0 million from its revolving line of credit to fund the purchase price of CEI.

The transaction will be accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The operating performance of CEI will be included in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income in the third quarter of 2012 and will be part of the KGS segment.

The acquisition related disclosures required by Topic 805 cannot be made as the initial accounting for the business transaction is incomplete. In addition, the disclosure requirements of Topic 805, when the initial accounting is incomplete, also cannot be made due to the timing of the acquisition and the related due date of this Form 10-Q. Key financial data such as the determination of the final acquisition price and the fair value of the assets acquired and liabilities assumed is not yet available.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition will be allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by expanding its customer relationships and capabilities in the design, engineering, development, manufacturing and production of unmanned aerial targets and airframe structures. Additionally, certain CEI products and aerial systems support electronic warfare programs, increasing the Company's qualifications in this area.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that may cause our results to differ include, but are not limited to: changes in the scope or timing of our projects; changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense, which could cause delays or cancellations of key government contracts; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully consummate acquisitions or integrate acquired operations; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We assume no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q (the“Form 10-Q”) to conform such statements to actual results or to changes in our expectations.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors that affect our business, including without limitation our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the“SEC”) on March 7, 2012 (the “Form 10-K”), including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Item 1A “Risk Factors” in this Form 10-Q. All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

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

Industry Update

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Act”) in order to permit an increase in the federal government's borrowing limit while reducing projected net government spending over the next ten years. The Budget Act contains $900 billion in immediate cuts to discretionary spending for 2012-2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the “Joint Committee”), which is charged with recommending legislation that would reduce net government spending by $1.2 to $1.5 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. The Joint Committee was unable to identify the required reductions, thereby triggering a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts that will start in 2013 and be split between defense and non-defense programs continuing over a nine-year period. Should Congress and the Administration fail to change or delay the pending sequestration imposed by the Budget Act, our customers could see their budgets dramatically reduced across the board with a corresponding impact upon procurement of products and services, and this could have significant consequences to our business and industry. Although it appears Congressional leadership and the Obama Administration are considering options to avoid such an outcome, it remains uncertain as to whether they will succeed in doing so.

We believe that spending on modernization and maintenance of defense, intelligence and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the Department of Defense (“DoD”) Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of Unmanned Aerial Vehicles (“UAVs”), cybersecurity, ballistic missile defense, space programs and science and technology efforts, where the proposed defense budget for fiscal year 2013 has actually allocated increased funding.

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

Strategic Acquisitions

We have supplemented our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security (“DHS”) and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience. Since March 2011, we have acquired four companies, each as discussed below.

Acquisitions in the KGS segment.

On July 2, 2012, we completed the acquisition of CEI for approximately $161.3 million. The shareholders of CEI received $135.0 million in cash, which is subject to adjustments for working capital, and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. In addition, we eliminated accounts receivable from CEI and corresponding accounts payable by CEI of $2.3 million. We will cover an estimated $0.2 million additional tax liability incurred by the shareholders of CEI for making an election under Section 338(h)(10) of Internal Revenue Code which will result in tax deductible goodwill related to this transaction. We estimate that the tax deductible goodwill, which is subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $130.0 million and can be deducted for federal and California state income taxes over a 15-year period.
On November 15, 2011, we acquired SecureInfo Corporation (“SecureInfo”) for $18.8 million in cash, which does not include a $1.5 million earn-out payment made in the first quarter of 2012. Based in northern Virginia, SecureInfo is a leading cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the DoD, the Department of Homeland Security ("DHS") and large commercial customers, including market-leading cloud computing service providers.

On July 27, 2011, we acquired Integral Systems, Inc. (“Integral”) in a cash and stock transaction valued at $241.1 million. As consideration for the acquisition of Integral, each Integral stockholder (i) received $5.00 per share of Integral common stock, in cash, for an aggregate payment of approximately $131.4 million and (ii) was issued 0.588 shares of our common stock for each share of Integral common stock held by each such stockholder, for an aggregate of approximately 10.4 million shares of our common stock valued at $108.7 million. The cash portion of the acquisition was substantially funded with the gross proceeds from the sale of our 10% Senior Secured Notes due 2017 in the aggregate principal amount of $115.0 million issued on July 27, 2011. In addition, upon completion of the merger (i) each outstanding Integral stock option with an exercise price less than $13.00 per share was, if the holder thereof had so elected in writing, canceled in exchange for an amount in cash equal to the product of the total number of shares of Integral common stock subject to such in-the-money option, multiplied by the aggregate value of the excess, if any, of $13.00 over the exercise price per share subject to such option, less the amount of any tax withholding, (ii) each outstanding Integral stock option with an exercise price equal to or greater than $13.00 per share and each Integral in-the-money option the holder of which had not made the election described in (i), above, was converted into an option to purchase our common stock, with the number of shares subject to such option adjusted to equal the number of shares of Integral common stock subject to such out-of-the-money option multiplied by 0.9559, rounded up to the nearest whole share, and the per share exercise price under each such option adjusted by dividing the per share exercise price under such option by 0.9559, rounded up to the nearest whole cent, and (iii) each outstanding share of restricted stock granted under an Integral equity plan or otherwise, whether vested or unvested, was canceled and converted into the right to receive $13.00, less the amount of any tax withholding. Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency interference. Integral's customers include U.S. and foreign commercial, government, military and intelligence organizations. For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk.

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

Acquisition in the PSS segment

On December 30, 2011, we acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $20.0 million. The asset purchase agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the asset agreement) exceeds $17.0 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.0 million. We submitted our computation of the closing working capital to the seller on April 27, 2012, reporting a deficiency to the minimum required working capital. The seller had 60 days to object to our computation of the closing working capital. Recently, both parties have mutually agreed to extend the time to discuss our working capital computations and the Seller's objections to August 30, 2012. As we have not yet agreed on the working capital adjustment, we have not reflected an adjustment to the purchase price.

The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the United States' most strategic asset and critical infrastructure locations. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of June 24, 2012, we consider the following factors to be important in understanding our financial statements.

KGS' business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed price contracts, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to the Critical Accounting Principles and Estimates as described in the Form 10-K. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenue and at operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Comparison of Results for the Three Months Ended June 26, 2011 to the Three Months Ended June 24, 2012

Revenues.  Revenues increased $48.7 million from $171.1 million for the three months ended June 26, 2011 to $219.8 million for the three months ended June 24, 2012. KGS segment revenue increased by $30.5 million. This increase was primarily due to the acquisitions of SecureInfo and Integral, which had combined revenues of $54.9 million, as well as organic growth in our businesses, offset in part by the timing of orders and shipments in our ground equipment business and legacy weapons systems sustainment business, resulting in an aggregate net reduction of approximately $10.0 million, and continued ongoing weakness and increased competition in our legacy government services businesses, including continued in-sourcing of our employees by the U.S. Government, resulting in an aggregate net reduction of approximately $12.4 million. PSS segment revenue increased by $18.2 million, primarily due to the acquisition of the Critical Infrastructure Business on December 30, 2011, which generated revenues of $16.6 million, as well as organic growth in our existing legacy PSS business of $1.6 million.

Revenues by operating segment for the three months ended June 26, 2011 and June 24, 2012 are as follows (dollars in millions):

	June 26, 2011	June 24, 2012	$ change	% change
Kratos Government Solutions	$145.3	$175.8	$30.5	21.0%
Public Safety & Security	25.8	44.0	18.2	70.5%
Total revenues	$171.1	$219.8	$48.7	28.5%

Product sales increased $11.9 million from $95.8 million for the three months ended June 26, 2011 to $107.7 million for the three months ended June 24, 2012.  As a percentage of total revenue, product sales were 56.0% for the three months ended June 26, 2011 as compared to 49.0% for the three months ended June 24, 2012.  This decrease was primarily related to the timing of orders and shipments in our ground equipment business noted previously. Service revenues increased by $36.8 million from $75.3 million for the three months ended June 26, 2011 to $112.1 million for the three months ended June 24, 2012. The increase was primarily related to the acquisitions of Integral, SecureInfo and the Critical Infrastructure Business, partially offset by the reductions in the traditional government service revenue in other business units in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $125.7 million for the three months ended June 26, 2011 to $162.1 million for the three months ended June 24, 2012. The $36.4 million increase in cost of revenues was primarily a result of the acquisitions of SecureInfo, Integral, and the Critical Infrastructure Business, which had combined cost of revenues of $51.9 million, offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue as discussed above.

Gross margin decreased slightly from 26.5% for the three months ended June 26, 2011 to 26.3% for the three months ended June 24, 2012. Margins on services decreased for the three months ended June 26, 2011 as compared to June 24, 2012, from 23.0% to 22.7%, respectively, due primarily to the acquisitions of Integral and the Critical Infrastructure Business, as well as the continued margin pressure experienced in our traditional service business in our KGS segment. Margins on products increased for the three months ended June 26, 2011 as compared to June 24, 2012 from 29.3% to 30.0%, respectively, as a result of the acquisition of Integral. Margins in the KGS segment decreased from 26.2% for the three months ended June 26, 2011 to 25.9% for the three months ended June 24, 2012, primarily as a result of lower gross margins from service revenue in our legacy business units. Margins in the PSS segment decreased from 28.3% for the three months ended June 26, 2011 to 27.7% for the three months ended June 24, 2012 as a result of the mix of revenue and due to the acquisition of the Critical Infrastructure Business, for which cost reduction actions have not yet been fully implemented.
.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $8.9 million from $33.7 million for the three months ended June 26, 2011 to $42.6 million for the three months ended June 24, 2012. The increase was primarily a result of the acquisitions of SecureInfo, Integral, and the Critical Infrastructure Business.
As a percentage of revenues, SG&A decreased from 19.7% to 19.4%. Excluding amortization of intangibles of $9.2 million for the three months ended June 26, 2011 and amortization of intangibles of $8.9 million for the three months ended June 24, 2012, SG&A increased as a percentage of revenues from 14.3% to 15.3% for the three months ended June 26, 2011 and June 24, 2012, respectively, reflecting the SG&A of our acquisitions of SecureInfo, Integral, and the Critical Infrastructure Business, which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and Acquisition Expenses.  Merger and acquisition expenses for the three months ended June 26, 2011 were $1.8 million, which were primarily related to the acquisition of Integral Systems.  Merger and acquisition expenses for the three months ended June 24, 2012 were $1.5 million, which were primarily related to our acquisition of CEI, which closed in the third quarter of 2012.

Research and Development Expenses.  Research and development expenses increased from $1.2 million for the three months ended June 26, 2011 to $4.8 million for the three months ended June 24, 2012, primarily related to the acquisition of Integral and due to select investments we are making to enhance certain satellite and electronic warfare/electronic attack products.

Other Expense, Net.  Other expense, net increased from $13.1 million to $15.7 million for the three months ended June 26, 2011 and June 24, 2012, respectively. The increase in expense of $2.6 million is primarily related to a $3.1 million increase in interest expense as a result of the 10% Senior Secured Notes issued in March 2011 and July 2011, primarily to fund the Herley and Integral acquisitions. We had other income of $0.5 million in 2012 primarily related to foreign currency transaction gains.

Provision (Benefit) for Income Taxes.  Income tax expense for the three months ended June 26, 2011 and June 24, 2012 was $0.9 million and $6.6 million, respectively, on a loss before income taxes of $4.4 million and $8.3 million, respectively. The expense for both periods was primarily related to state and foreign taxes.

 Income (Loss) from Discontinued Operations.  There was no revenue and income from discontinued operations was $0.1 million for the three months ended June 26, 2011. The income of $0.1 million for the three months ended June 26, 2011 was primarily related to the expiration of the statute of limitations for items that had previously been reserved. Revenue was $1.8 million and loss from discontinued operations was $2.3 million for the three months ended June 24, 2012. The revenue and loss for the three months ended June 24, 2012 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale as of June 2012. We recorded a $1.5 million impairment charge associated with the portion of goodwill that was allocated to the discontinued businesses based on our estimate of the fair value of the business.

Comparison of Results for the Six Months Ended June 26, 2011 to the Six Months Ended June 24, 2012

Revenues.  Revenues increased $135.4 million from $293.9 million for the six months ended June 26, 2011 to $429.3 million for the six months ended June 24, 2012. KGS segment revenue increased by $102.0 million. This increase was primarily due to the acquisitions of SecureInfo, Integral and Herley which had combined revenues of $198.5 million, as well as organic growth in our ballistic missile defense and learning, performance and training businesses, offset by the completion of acquired small business contracts in the first quarter of 2011, ongoing weakness and increased competition in our legacy services businesses, and continued in-sourcing of our employees by the U.S. Government, resulting in an aggregate net reduction of approximately $25.0 million, and the timing of orders and shipments in our ground equipment business and legacy weapons systems sustainment business, resulting in an aggregate net reduction of approximately $21.6 million. PSS segment revenue increased by $33.4 million which was primarily due to the acquisition of the Critical Infrastructure Business on December 30, 2011, which generated revenues of $30.4 million, as well as organic growth in our existing legacy PSS business of $3.0 million. Revenues by operating segment for the six months ended June 26, 2011 and June 24, 2012 are as follows (dollars in millions):

	June 26, 2011	June 24, 2012	$ change	% change
Kratos Government Solutions	$242.7	$344.7	$102.0	42.0%
Public Safety & Security	51.2	84.6	33.4	65.2%
Total revenues	$293.9	$429.3	$135.4	46.1%

Product sales increased $76.3 million from $138.8 million for the six months ended June 26, 2011 to $215.1 million for the six months ended June 24, 2012.  As a percentage of total revenue, product sales were 47.2% for the six months ended June 26, 2011 as compared to 50.1% for the six months ended June 24, 2012.  This increase was primarily related to the acquisitions of Integral and Herley, partially offset by the timing of orders and shipments in our ground equipment business. Service revenues increased by $59.1 million from $155.1 million for the six months ended June 26, 2011 to $214.2 million for the six months ended June 24, 2012. The increase was primarily related to the acquisitions of Integral, SecureInfo and the Critical Infrastructure Business, partially offset by the reductions in service revenue in other business units in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $221.1 million for the six months ended June 26, 2011 to $314.2 million for the six months ended June 24, 2012. The $93.1 million increase in cost of revenues was primarily a result of the acquisitions of SecureInfo, Integral, Herley and the Critical Infrastructure Business, which had combined cost of revenues of $157.1 million, offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue as discussed above.

Gross margin increased from 24.8% for the six months ended June 26, 2011 to 26.8% for the six months ended June 24, 2012. Margins on services decreased from 23.7% for the six months ended June 26, 2011 to 22.3% for the six months ended June 24, 2012, due primarily to the acquisitions of Integral and the Critical Infrastructure Business, as well as the continued margin pressure experienced in our service business. Margins on products increased for the six months ended June 26, 2011 as compared to June 24, 2012 from 25.9% to 31.3%, respectively, as a result of the acquisitions of Integral and Herley. Margins in the KGS segment increased from 24.0% for the six months ended June 26, 2011 to 26.8% for the six months ended June 24, 2012 primarily as a result of the higher gross margins from our Integral, Herley, and SecureInfo acquisitions. Margins in the PSS segment decreased from 28.3% for the six months ended June 26, 2011 to 26.7% for the six months ended June 24, 2012 as a result of the mix of revenue and due to the acquisition of the Critical Infrastructure Business, for which cost reduction actions have not yet been fully implemented.

Selling, General and Administrative Expenses.  SG&A increased $33.1 million from $53.3 million for the six months ended June 26, 2011 to $86.4 million for the six months ended June 24, 2012. The increase was primarily a result of the acquisitions of SecureInfo, Integral, Herley and the Critical Infrastructure Business. As a percentage of revenues, SG&A increased from 18.1% to 20.1%. Excluding amortization of intangibles of $12.6 million for the six months ended June 26, 2011 and amortization of intangibles of $19.4 million for the six months ended June 24, 2012, SG&A increased as a percentage of revenues from 13.8% to 15.6% for the six months ended June 26, 2011 and June 24, 2012, respectively, reflecting the SG&A of our acquisitions of SecureInfo, Integral, Herley and the Critical Infrastructure Business, which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and Acquisition Expenses.  Merger and acquisition expenses decreased $5.2 million from $7.6 million to $2.4 million for the six months ended June 26, 2011 and June 24, 2012, respectively.  Acquisition expenses in 2011 related primarily to our acquisitions of Herley and Integral. Merger and acquisition expenses in 2012 are primarily related to the acquisitions of the Critical Infrastructure Business and CEI.

Research and Development Expenses.  Research and development expenses increased from $1.8 million for the six months ended June 26, 2011 to $8.4 million for the six months ended June 24, 2012 primarily related to the acquisitions of Integral and Herley, as well as due to select investments we are making to enhance certain satellite and electronic warfare/electronic attack products.

Other Expense, Net.  Other expense, net increased from $19.5 million to $31.4 million for the six months ended June 26, 2011 and June 24, 2012, respectively. The increase in expense of $11.9 million is primarily related to an increase in interest expense as a result of the Additional Notes issued in March 2011 and July 2011, primarily to fund the Herley and Integral acquisitions. We had other income of $0.9 million in 2012 primarily related to foreign currency transaction gains as well as a favorable contractual settlement.

Provision (Benefit) for Income Taxes. We recorded an income tax benefit of $0.3 million on a loss of $9.4 million before income taxes for the six months ended June 26, 2011. The benefit of $0.3 million was primarily related to an income tax refund claim of $2.1 million that was settled with the IRS offset by state and foreign income taxes of $1.6 million, which cannot be offset by our net operating losses. We recorded an income tax expense of $2.5 million on a loss of $14.9 million before income taxes for the six months ended June 26, 2012. The expense was primarily related to state and foreign taxes.

Income (Loss) from Discontinued Operations.  There was no revenue and income from discontinued operations was $0.4 million for the six months ended June 26, 2011. The income of $0.4 million for the six months ended June 26, 2011 was primarily related to the expiration of the statute of limitations for items that had previously been reserved. Revenue was $7.4 million and loss from discontinued operations was $2.8 million for the six months ended June 24, 2012. The revenue and loss for the six months ended June 24, 2012 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale as of June 2012. We recorded a $1.5 million impairment charge associated with the portion of goodwill that was allocated to the discontinued businesses based on our estimate of the fair value of the businesses. For the six months ended June 26, 2011 and June 24, 2012, we recognized a tax benefit of $0.3 million and $0.1 million, respectively, primarily related to the expiration of the statute of limitations for certain foreign tax contingencies from our discontinued wireless business.

Backlog

As of June 26, 2011 and June 24, 2012, our backlog was approximately $932 million and $1.1 billion, respectively, of which $383 million was funded in 2011 and $546.0 million was funded in 2012. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from government-wide acquisition contracts or General Services Administration schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts based on our experience under such contracts and similar contracts. Unfunded backlog also includes priced options, which consist of the aggregate contract revenues expected to be earned as a result of a customer exercising an option period that has been specifically defined in the original contract award.

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

Liquidity and Capital Resources

As of June 24, 2012, we had cash and cash equivalents of $145.7 million compared with cash and cash equivalents of $69.6 million as of December 25, 2011, which includes $18.3 million and $14.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion may be considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the premium of $20.8 million received on Notes issued, decreased by $2.8 million from $655.9 million on December 25, 2011 to $653.1 million on June 24, 2012. The decrease in debt was primarily the result of the amortization of the premium on the Notes of approximately $2.1 million and a $0.5 million principal payment on a ten-year term loan with a bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our accounts receivable balance of $256.8 million at June 24, 2012 includes $0.7 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. ("Gichner") entered into with the Greek Ministry of Defense (GMoD) in 2004 prior to our acquisition of Gichner in 2010. After numerous delays by our customer and the GMoD, activity has recently resumed on the project. We currently expect product shipments to continue throughout 2012 with final shipment by mid-2013. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

A summary of our net cash provided by (used in) operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended	Six Months Ended
	June 26, 2011	June 24, 2012
Net cash provided by (used in) operating activities from continuing operations	$(10.1)	$9.8

Cash provided by (used in) operating activities from continuing operations for the six months ended June 26, 2011 and June 24, 2012 includes the semi-annual interest payment of $25.5 million and $31.2 million, respectively, on the Notes and $13.9 million and $2.9 million, respectively, in transaction costs paid related to our acquisitions.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Six Months Ended	Six Months Ended
	June 26, 2011	June 24, 2012
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(249.2)	$(21.5)
Decrease in restricted cash	1.2	0.3
Capital Expenditures	(2.7)	(6.2)
Net cash used in investing activities from continuing operations	$(250.7)	$(27.4)

Cash paid for acquisitions accounted for the most significant outlays for investing activities for the six months ended June 26, 2011 and June 24, 2012, in each case as a result of the implementation of our strategy to diversify our business through strategic acquisitions.

On March 25, 2011, we completed our initial tender offer for all outstanding shares of Herley common stock, par value $0.001 per share, of Herley. On that day, we paid $245.5 million for approximately 12.9 million shares of Herley common stock, which excluded 0.3 million shares that had been tendered via a notice of guaranteed delivery. Through purchases in a subsequent offering period and a short-form merger, we completed our acquisition of Herley on March 30, 2011 and paid an additional $25.1 million in April 2011 for the balance of the outstanding shares of 1.2 million and the Herley Options that were exercised as a result of the change in control. In December 2010, we acquired Southside Container & Trailer, LLC (“SCT”) and in March 2011, we paid $0.3 million to the SCT shareholders as SCT's indemnification obligations as set forth in the applicable acquisition agreement were met.

On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $20.0 million. In March 2012, we paid $1.5 million related to the contingent acquisition consideration for SecureInfo for performance milestones achieved in 2011.

 Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The increase in capital expenditures of $3.5 million from $2.7 million for the six months ended June 26, 2011 to $6.2 million for the six months ended June 24, 2012 was primarily a result of the capital expenditures of Herley and Integral.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Six Months Ended	Six Months Ended
	June 26, 2011	June 24, 2012
Financing activities:
Proceeds from the issuance of 10% Senior Secured Notes	$305.0	$—
Proceeds from the issuance of common stock	61.1	97.0
Repayments under credit facility	(2.2)	(0.5)
Debt issuance costs	(14.6)	(1.0)
Cash paid for contingent acquisition consideration	—	(2.5)
Other	1.0	(0.3)
Net cash provided by financing activities from continuing operations	$350.3	$92.7

During the six months ended June 26, 2011, cash provided by financing activities was primarily related to proceeds from equity and debt offerings that we used to finance our acquisition of Herley. In March 2011, we issued Notes in the aggregate principal amount of $285.0 million at a premium of 107% for an effective interest rate of 8.5%. The gross proceeds were approximately $314.0 million, which includes approximately $9.0 million in accrued interest and $20.0 million in issuance premium. We paid $14.6 million in debt issuance costs related to this offering. On February 11, 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds from the equity offering of approximately $64.8 million and after deducting underwriting and other offering expenses, we received approximately $61.1 million in net proceeds.

On May 15, 2012, we sold 20.0 million shares of common stock at a purchase price of $5.00 per share in an underwritten public offering. We received gross proceeds of $100.0 million. After deducting underwriting and other offering expenses, we received approximately $97.0 million in net proceeds. We used the net proceeds from this offering to fund a portion of the cash consideration paid to the stockholders of CEI in connection with our acquisition of CEI on July 2, 2012.

In April 2012, we paid $2.5 million in contingent acquisition consideration related to the DEI performance milestones achieved in 2011.

See “Contractual Obligations and Commitments” for a further discussion of the Notes and our credit facilities.

Cash provided by discontinued operations is summarized as follows (in millions):

	Six Months Ended	Six Months Ended
	June 26, 2011	June 24, 2012
Net cash flows provided by discontinued operations	$0.1	$1.3

Contractual Obligations and Commitments

In order to fund our acquisitions in 2011 and 2012, we issued equity and increased our leverage through a series of financing transactions.

Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, we entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (the “Indenture”), to issue the Notes. As of June 24, 2012, we have issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5 % and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 24, 2012, we were in compliance with the covenants contained in the Indenture governing the Notes.

On or after June 1, 2014, we may redeem some or all of the Notes at 105% of the aggregate principal amount of such Notes through June 1, 2015, 102.5% of the aggregate principal amount of such Notes through June 1, 2016 and 100% of the aggregate principal amount of such Notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes at 110% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings. In addition, we may, at our option, redeem some or all of the Notes at any time prior to June 1, 2014, by paying a “make whole”

premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may also at any time purchase outstanding Notes traded on the open market.

Other Indebtedness

$110.0 Million Credit Facility

On July 27, 2011, we entered into a credit and security agreement with KeyBank National Association (“KeyBank”), as lead arranger, sole book runner and administrative agent, and East West Bank and Bank of the West, as the lenders (the “2011 Credit Agreement”). The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, by and among the Company, KeyBank and the lenders named therein (as amended). The 2011 Credit Agreement establishes a five-year senior secured revolving credit facility in the amount of $65.0 million (as amended and described below, the “Amended Revolver”). The Amended Revolver is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Notes.

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

On November 14, 2011, we entered into a first amendment (the “First Amendment Agreement”) with certain lenders and with KeyBank, which amended the 2011 Credit Agreement. Among other things, the First Amendment: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

 On May 4, 2012, we entered into a second amendment (the "Second Amendment") to the 2011 Credit Agreement. Among other things, the Second Amendment (i) increased the amount of the Amended Revolver from $90.0 million to $110.0 million, (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement, (iii) added Cathay Bank as a lender under the 2011 Credit Agreement, (iv) increased the maximum revolving amount capacity of the 2011Credit Agreement to $135.0 million, and (v) updated certain schedules to the 2011 Credit Agreement.
On May 8, 2012, we entered into a third amendment (the "Third Amendment") to the 2011 Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the 2011 Credit Agreement were modified and the acquisition of CEI was approved. We expect to use the net proceeds from the sale of 20.0 million shares of our common stock, together with the borrowings under our credit facility, to fund the purchase of the CEI and to pay related fees and expenses.

The amounts of borrowings that may be made under the Amended Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Amended Revolver exceeds the borrowing base then in effect, we are required to repay such borrowings in an amount sufficient to eliminate such excess. The Amended Revolver includes $50.0 million of availability for letters of credit and $10.0 million of availability for swing line loans.

We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of June 24, 2012, there were no outstanding borrowings on the Amended Revolver and $12.3 million was outstanding on letters of credit resulting in net borrowing base availability of $85.0 million. We were in compliance with the financial covenants as of June 24, 2012. In conjunction with the closing of the CEI acquisition on July 2, 2012, we borrowed $40.0 million on our revolving credit facility to fund a portion of the acquisition. As of August 1, 2012, $25.0 million remains outstanding on our revolving credit facility.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 24, 2012 was $6.2 million and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of June 24, 2012.

Contingent Consideration and Liabilities in Connection with Acquisitions

In connection with our business acquisitions, we have agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of Topic 805, such amounts are recorded at fair value on the acquisition date.

The agreement and plan of merger entered into in connection with our acquisition of SecureInfo provided that upon achievement of certain cash receipts, revenue and EBITDA in 2011, we were obligated to pay the former stockholders of SecureInfo additional cash contingent consideration. In March 2012, we paid $1.5 million related to this contingent consideration.

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). We have paid $2.9 million related to the DEI Contingent Consideration of which $2.5 million was paid in April 2012. As of June 24, 2012, the potential undiscounted amount of future DEI Contingent Consideration that may be payable by us under the DEI Agreement is between $2.0 million and $4.5 million, subject to potential reductions if certain cash receipts are not collected. The DEI Contingent Consideration, which includes contingent consideration already paid and potential future contingent consideration, may be reduced in the event certain anticipated cash receipts are not collected within an agreed upon time period and could reduce the prior and future contingent consideration by approximately $6.0 million.

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

For the six months ended June 24, 2012, there have been no significant changes to our Critical Accounting Policies or Estimates compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncements

New accounting pronouncements issued or effective during the six month period ended June 24, 2012 have not had or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Amended Revolver discussed under "Contractual Obligations and Commitments" above. Based on our current outstanding balances, a 1% change in the LIBOR rate would not impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to nonperformance on our prior credit facilities.

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

Cash and cash equivalents as of June 24, 2012 were $145.7 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the three months ended June 24, 2012.

Item 4.  Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 24, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 24, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

For additional information regarding our legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K. As of June 24, 2012, there have been no material developments in our historical legal proceedings since December 25, 2011 except as described below.

Integral, which we acquired on July 27, 2011, was previously the subject of an SEC investigation and inquiry by The NASDAQ Stock Market LLC (“NASDAQ”).  On July 30, 2009, the SEC and Integral each announced that a final administrative settlement had been reached concluding the SEC’s investigation.  Shortly after the settlement with the SEC, the NASDAQ inquiry was closed with no further action required by Integral.

In conjunction with its announcement of the administrative settlement, the SEC also disclosed that it was instituting separate civil actions against three former officers of Integral. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company has assumed these indemnification obligations. The indemnification agreements each provide that, subject to certain terms and conditions, Integral shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in 2011, and the Company is advancing payment of indemnifiable costs pursuant to the indemnification agreements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/2012	2.1
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011	2.1
2.3#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc. (File No. 333-161340)).	424	02/08/11	n/a
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc	10-Q	09/30/01	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/2001	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/02	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004	4.1
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.4	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/2010	4.1
4.5	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB.	8-K	02/07/2011	10.2
4.6	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/2011	4.1
4.7	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/2011	4.1
4.8	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/2011	4.1
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/10	4.1
4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/2011	4.2
4.11	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2
10.1	Second Amendment to Credit and Security Agreement, dated as of May 4, 2012, among Kratos Defense & Security Solutions, Inc., the lenders named therein, and KeyBank National Association.	8-K	05/08/2012	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.2	Third Amendment to Credit and Security Agreement, dated as of May 8, 2012, among Kratos Defense & Security Solutions, Inc., the lenders named therein, and KeyBank National Association.	8-K	05/08/2012	10.2
10.3	Standstill Agreement, dated May 14, 2012, between Kratos Defense & Security Solutions, Inc., Bandel Carano, Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., and Oak Investment Partners XIII, L.P.	8-K	05/15/2012	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101†
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the three months ended June 24, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ LAURA L. SIEGAL, CPA
Laura L. Siegal
Vice President, Corporate Controller
(Principal Accounting Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel and
Secretary/Registered In-House Counsel
Date:	August 2, 2012