Form 10-Q
period 2012-09-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2012-11-08
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 2, 2012, 56,604,000 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 25, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$69.6	$37.6
Restricted cash	1.1	5.6
Accounts receivable, net	245.3	281.4
Inventoried costs	76.6	99.9
Prepaid expenses	12.7	17.6
Other current assets	15.7	14.5
Total current assets	421.0	456.6
Property, plant and equipment, net	72.5	84.6
Goodwill	571.6	678.5
Intangible assets, net	124.6	132.2
Other assets	26.3	21.0
Total assets	$1,216.0	$1,372.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48.8	$81.0
Accrued expenses	50.7	51.7
Accrued compensation	39.8	41.9
Accrued interest	5.1	21.7
Billings in excess of costs and earnings on uncompleted contracts	36.2	44.0
Other current liabilities	33.2	33.8
Total current liabilities	213.8	274.1
Long-term debt principal, net of current portion	630.8	630.0
Long-term debt premium	22.8	19.7
Other long-term liabilities	36.0	36.5
Total liabilities	903.4	960.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 25, 2011 and September 30, 2012	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 32,421,135 and 56,554,000 shares issued and outstanding at December 25, 2011 and September 30, 2012, respectively	—	—
Additional paid-in capital	720.6	845.4
Accumulated other comprehensive loss	(0.2)	(0.6)
Accumulated deficit	(407.8)	(432.2)
Total stockholders' equity	312.6	412.6
Total liabilities and stockholders’ equity	$1,216.0	$1,372.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 30, 2012	September 25, 2011	September 30, 2012
Service revenues	$93.2	$125.6	$248.3	$339.8
Product sales	113.4	150.7	252.2	365.8
Total revenues	206.6	276.3	500.5	705.6
Cost of service revenues	68.6	98.3	186.9	264.8
Cost of product sales	79.0	103.9	181.8	251.6
Total costs	147.6	202.2	368.7	516.4
Gross profit	59.0	74.1	131.8	189.2
Selling, general and administrative expenses	42.4	54.5	95.7	140.9
Merger and acquisition expenses	3.7	0.3	11.3	2.7
Research and development expenses	3.2	4.5	5.0	12.9
Unused office space and other	—	0.7	—	2.1
Operating income from continuing operations	9.7	14.1	19.8	30.6
Other income (expense):
Interest expense, net	(15.0)	(17.6)	(34.8)	(49.9)
Other income, net	(0.3)	0.4	—	1.3
Total other expense, net	(15.3)	(17.2)	(34.8)	(48.6)
Loss from continuing operations before income taxes	(5.6)	(3.1)	(15.0)	(18.0)
Provision for income taxes from continuing operations	1.6	1.3	1.3	3.8
Loss from continuing operations	(7.2)	(4.4)	(16.3)	(21.8)
Income (loss) from discontinued operations	0.3	0.2	0.7	(2.6)
Net loss	$(6.9)	$(4.2)	$(15.6)	$(24.4)

Basic income (loss) per common share:
Net loss from continuing operations	$(0.23)	$(0.08)	$(0.64)	$(0.50)
Net income (loss) from discontinued operations	0.01	0.01	0.02	(0.06)
Net loss per common share	$(0.22)	$(0.07)	$(0.62)	$(0.56)
Diluted income (loss) per common share:
Net loss from continuing operations	$(0.23)	$(0.08)	$(0.64)	$(0.50)
Net income (loss) from discontinued operations	0.01	0.01	0.02	(0.06)
Net loss per common share	$(0.22)	$(0.07)	$(0.62)	$(0.56)
Weighted average common shares outstanding:
Basic	30.8	56.6	25.3	43.8
Diluted	30.8	56.6	25.3	43.8
Comprehensive Loss
Net loss from above	$(6.9)	$(4.2)	$(15.6)	$(24.4)
Other comprehensive income:
Change in cumulative translation adjustment	0.1	0.2	0.1	0.4
Other comprehensive income, net of tax	0.1	0.2	0.1	0.4
Comprehensive loss	$(6.8)	$(4.0)	$(15.5)	$(24.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 25, 2011	Nine Months Ended September 30, 2012
Operating activities:
Net loss	$(15.6)	$(24.4)
Less: Income (loss) from discontinued operations	0.7	(2.6)
Loss from continuing operations	(16.3)	(21.8)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	31.4	42.5
Deferred income taxes	0.2	1.4
Stock-based compensation	2.3	4.6
Mark to market on swaps	(0.3)	—
Amortization of deferred financing costs	2.5	3.8
Amortization of premium on Senior Secured Notes	—	(3.1)
Provision for doubtful accounts	0.3	0.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10.6)	(6.3)
Inventoried costs	3.3	(10.4)
Prepaid expenses and other assets	10.3	(1.9)
Accounts payable	(42.4)	22.8
Accrued compensation	1.1	(1.5)
Accrued expenses	17.3	(5.2)
Accrued interest payable	20.6	16.6
Billings in excess of costs and earnings on uncompleted contracts	(5.9)	(4.7)
Income tax receivable and payable	1.0	(0.8)
Other liabilities	(2.2)	(1.3)
Net cash provided by operating activities from continuing operations	12.6	35.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	(373.8)	(149.4)
Decrease in restricted cash	3.3	0.5
Capital expenditures	(5.3)	(12.0)
Net cash used in investing activities from continuing operations	(375.8)	(160.9)
Financing activities:
Proceeds from the issuance of long-term debt	427.5	—
Proceeds from the issuance of common stock	61.1	97.0
Debt issuance costs	(20.6)	(1.2)
Borrowing under the line of credit	—	40.0
Repayment of debt	(2.5)	(40.8)
Cash paid for contingent acquisition consideration	—	(2.5)
Other	1.5	(0.9)
Net cash provided by financing activities from continuing operations	467.0	91.6
Net cash flows of continuing operations	103.8	(34.2)
Net operating cash flows of discontinued operations	(5.3)	2.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1
Net increase (decrease) in cash and cash equivalents	98.3	(32.0)
Cash and cash equivalents at beginning of period	10.8	69.6
Cash and cash equivalents at end of period	$109.1	$37.6
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

The information as of September 30, 2012 and for the three and nine months ended September 25, 2011 and September 30, 2012 is unaudited. The condensed consolidated balance sheet as of December 25, 2011 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 25, 2011, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 7, 2012 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of the last month of each calendar quarter. The nine months ended September 25, 2011 consisted of a 39-week period. The nine months ended September 30, 2012 consisted of a 40-week period. There were 52 calendar weeks in the fiscal year ended on December 25, 2011 and there are 53 calendar weeks in the fiscal year ending December 30, 2012.

(d)	Accounting Policies and Accounting Standards Updates

There have been no changes in the Company's significant accounting policies for the nine months ended September 30, 2012 as compared to the significant accounting policies described in the Form 10-K. In addition, none of the new accounting standards updates issued by the Financial Accounting Standards Board ("FASB") during the nine months ended September 30, 2012 have had or are expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company has outstanding 10% Senior Secured Notes due 2017 ("the Notes") with an aggregate principal amount of $625.0 million outstanding as of September 30, 2012. The Notes are due on June 1, 2017 and the Company pays interest at the rate of 10% per annum semi-annually, in arrears, on June 1 and December 1 of each year. In addition, the Company has $88.9 million available under its existing revolving credit agreement. See Note 9 for a complete description of the Company’s debt.

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

Note 2.  Acquisitions

(a)    Summary of Recent Acquisitions

Composite Engineering, Inc.

On July 2, 2012, the Company completed the acquisition of Composite Engineering, Inc. ("CEI") for approximately $163.5 million. The purchase price, which is subject to adjustments for working capital, consists of $135.0 million paid in cash, of which $10.7 million was placed into an escrow account as security for CEI's indemnification obligations as set forth in the CEI purchase agreement, and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. In addition, the Company paid $2.5 million to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI at its carrying and fair value of $3.0 million. The Company plans to make an election under Section 338(h)(10) of the Internal Revenue Code, which will result in tax deductible goodwill related to this transaction and will cover an estimated $0.8 million in additional tax liability incurred by the shareholders of CEI for this election. The Company estimates that the tax deductible goodwill, which is subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $101.0 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the completion of the CEI transaction, certain CEI personnel entered into long-term employment agreements with the Company and on July 2, 2012, the Company granted an aggregate 2.0 million restricted stock units ("RSUs") as long-term retention inducement grants to certain employees of CEI who have joined Kratos. The RSUs, which have an estimated value of $11.9 million, vest on the fourth anniversary of the closing of the CEI acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over such four-year period.

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

CEI is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing warfighters and strategic assets. CEI's customers include U.S. agencies and foreign governments. CEI is a part of the Kratos Government Solutions ("KGS") segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of design, engineering, development, manufacturing and production of unmanned aerial targets, and will also enable the Company to realize significant cross selling opportunities.

The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed (in millions):

Cash	$8.9
Accounts receivable	9.3
Inventoried costs	12.5
Other current assets	8.8
Property and equipment	7.8
Intangible assets	38.0
Goodwill	103.2
Total assets	188.5
Current liabilities	(25.0)
Net assets acquired	$163.5

The goodwill recorded in this transaction is tax deductible.

As of July 2, 2012, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $9.3 million, none of which is not expected to be collectible. There was no contingent purchase consideration associated with the acquisition of CEI.

The amounts of revenue and operating income of CEI included in the Company's Condensed Consolidated Statement of Operations for the three months ended September 30, 2012 are $34.7 million and $1.7 million, respectively.

Asset Purchase

On December 30, 2011, the Company acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $20.0 million. The asset purchase agreement provides that the purchase price will be (i) increased on a dollar-for-dollar basis if the working capital on the closing date (as defined in the asset purchase agreement) exceeds $17.0 million or (ii) decreased on a dollar-for-dollar basis if the working capital is less than $17.0 million. In accordance with the terms of the asset purchase agreement, the Company submitted its computation of the closing working capital to the Seller on April 27, 2012, which reflected a deficiency to the minimum required working capital. The Seller had 60 days to object to the Company's computation of the closing working capital. Recently, both parties have mutually agreed to extend the time to discuss the Company's closing working capital computations and the Seller's objections to November 30, 2012. As the Seller and the Company have not yet agreed on the working capital adjustment, the Company has not reflected an adjustment to the purchase price.

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

The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed (in millions):

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

Due to the integration of the Critical Infrastructure Business with our existing PSS business it is impractical to estimate the amounts of revenue and operating income (loss) included in the Company's Condensed Consolidated Statement of Operations.

SecureInfo Corporation

On November 15, 2011, the Company acquired SecureInfo Corporation (“SecureInfo”) for $20.3 million in cash, which includes a $1.5 million earn-out that was paid in March 2012. Upon completion of the SecureInfo transaction, the Company deposited $1.8 million of the purchase price into an escrow account as security for SecureInfo's indemnification obligations as set forth in the SecureInfo purchase agreement. In addition, the SecureInfo purchase agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the SecureInfo purchase agreement) exceeded $2.2 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $2.2 million. The SecureInfo working capital was $2.1 million, and the Company and SecureInfo agreed to a working capital adjustment of $0.1 million.

Based in northern Virginia, SecureInfo is a cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the Department of Defense, the Department of Homeland Security and large commercial customers, including market leading cloud computing service providers. SecureInfo is part of the KGS segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by SecureInfo's nationally recognized expertise in operational cybersecurity, cybersecurity risk management and cybersecurity training programs.

The SecureInfo transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed (in millions):

Cash	$1.4
Other assets	3.0
Property and equipment	0.1
Intangible assets	4.5
Goodwill	12.2
Total assets	21.2
Current liabilities	(0.9)
Net assets acquired	$20.3

The goodwill recorded in this transaction is not tax deductible.

As of November 15, 2011, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $2.9 million, none of which is not expected to be collectible.

The amounts of revenue and operating loss of SecureInfo included in the Company's Condensed Consolidated Statement of Operations for the three months ended September 30, 2012 were $4.6 million and $0.2 million, respectively. The amounts of revenue and operating income for the nine months ended September 30, 2012 were $12.3 million and $0.2 million, respectively.

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

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by Integral’s significant expertise with satellite operations, ground systems, signal processing and other areas of satellite command and control, as well as advanced technologies for Unmanned Aerial Vehicles, situational awareness, remote management and numerous established electronic attack and electronic warfare platforms, tactical missile systems, and strategic deterrence systems. The Integral transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the fair values of the major assets acquired and liabilities assumed (in millions):

Cash	$6.8
Accounts receivable	68.4
Inventoried costs	15.8
Deferred tax assets	36.4
Other assets	3.5
Property and equipment	12.9
Intangible assets	32.0
Goodwill	187.8
Total assets	363.6
Current liabilities	(84.5)
Deferred tax liabilities	(19.5)
Long-term liabilities	(18.5)
Net assets acquired	$241.1

The goodwill recorded in this transaction is not tax deductible.

As of July 27, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $68.5 million, of which $0.1 million is not expected to be collectible. There was no contingent purchase consideration associated with the acquisition of Integral.

The amounts of revenue and operating income of Integral included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 were $58.1 million and $5.0 million, and $152.9 million and $7.2 million, respectively. The amounts of revenue and operating income of Integral included in the Company's Condensed Consolidated Statements of Operations for both the three and nine months ended September 25, 2011 was $44.9 million and $5.1 million, respectively.

Herley Industries, Inc.

On March 25, 2011, the Company acquired approximately 13.2 million shares of Herley Industries, Inc. ("Herley") common stock, representing approximately 94% of the total outstanding shares of Herley common stock, in a tender offer to purchase all of the outstanding shares of Herley common stock. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by approximately 0.9 million shares that were not tendered as of March 25, 2011. On March 30, 2011, following the purchase of the non-controlling interest in a subsequent offering period, Herley became a wholly owned subsidiary of the Company. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011, and as of April 15, 2011 the Company had paid aggregate cash consideration of $270.7 million for the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control. In addition, upon completion of the subsequent short-form merger, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 1.3495 shares of Kratos common stock for each share of Herley common stock underlying the options (“Herley Options”). The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The Herley Options are exercisable for an aggregate of approximately 0.8 million shares of the Company’s common stock. All Herley Options were fully vested upon the change in control, and the fair value of the Herley Options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.5 million.

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

The Herley transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the fair values of the major assets acquired and liabilities assumed (in millions):

Cash	$21.8
Accounts receivable	39.1
Inventoried costs	42.8
Deferred tax assets	17.3
Other assets	7.2
Property and equipment	34.2
Intangible assets	37.0
Goodwill	146.4
Total assets	345.8
Current liabilities	(40.8)
Deferred tax liabilities	(16.8)
Debt	(9.5)
Long-term liabilities	(6.2)
Net assets acquired	$272.5

The goodwill recorded in this transaction is not tax deductible.

As of March 25, 2011, the expected fair value of accounts receivable approximated the historical cost. The gross accounts receivable was $39.3 million, of which $0.2 million is not expected to be collectible. There were no contingent liabilities associated with the acquisition of Herley. The Company initially recorded $47.9 million of inventory and $30.4 million in property and equipment. The Company decreased the value of acquired inventory to $42.8 million and increased the value of acquired property and equipment to $34.2 million based on the final valuations.

The amounts of revenue and operating income of Herley included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 were $50.0 million and $8.4 million, and $145.9 million and $22.5 million, respectively. The amounts of revenue and operating income of Herley included in the Company's condensed consolidated statements of operations for the three and nine months ended September 25, 2011 were $48.7 million and $3.4 million, and $100.6 million and $9.9 million, respectively.

In accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“Topic 805”), the allocation of the purchase price for the Company’s acquisitions of SecureInfo, the Critical Infrastructure Business, and CEI are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations become available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective acquisition dates to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the respective acquisition dates. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with these transactions, including intangible assets, inventory, property and equipment, contingent liabilities, and deferred taxes. Thus, the provisional measurements recorded are subject to change. Any changes will be recorded as adjustments to the fair value of those assets and liabilities, and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the Condensed Consolidated Statements of Operations.

Pro Forma Financial Information

The following tables summarize the supplemental Condensed Consolidated Statements of Operations information on an unaudited pro forma basis as if the acquisitions of CEI, the Critical Infrastructure Business, SecureInfo, Integral, and Herley occurred on December 27, 2010 and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. All acquisitions were included in the results of operations for the three months ended September 30, 2012 and all acquisitions, except CEI, were included in the Company's results of operations for the nine months ended September 30, 2012. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings for 2011 and 2012. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts, except per share amounts are in millions):

	For the Three Months Ended September 25, 2011	For the Nine Months Ended September 25, 2011	For the Nine Months Ended September 30, 2012
Pro forma revenues	$244.7	$771.4	$752.8
Pro forma net loss before tax	(32.4)	(60.3)	(27)
Pro forma net loss	(34.0)	(61.7)	(29.6)
Net loss attributable to the registrant	(7.2)	(16.3)	(16.2)
Basic and diluted pro forma loss per share	$(0.58)	$(1.06)	$(0.52)

The pro forma financial information reflects acquisition related expenses incurred, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, additional incremental interest expense, deferred financing costs related to the financing undertaken for the Integral and Herley transactions, the change in stock compensation expense as a result of the exercise of stock options and restricted stock immediately prior to closing of the Integral and Herley transactions, stock compensation related to the RSUs granted in the CEI transaction, and the related tax expense. The weighted average common shares also reflect the issuance of 4.9 million shares in February 2011 for the Herley acquisitions and 10.4 million shares in July 2011 for the Integral acquisition.

These adjustments are as follows (in millions except per share data):

	For the Three Months Ended September 25, 2011	For the Nine Months Ended September 25, 2011	For the Nine Months Ended September 30, 2012
Acquisition related expenses	$3.7	$11.3	$2.7
Intangible amortization	6.0	28.0	12.1
Net change in stock compensation expense	2.2	(1.4)	2.2
Net change in interest expense	1.3	11.3	—
Net change in income tax benefit (expense)	(0.2)	(0.1)	—
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	27.5	32.9	12.7

Contingent Acquisition Consideration

In connection with certain acquisitions, the Company has agreed to make additional future payments to the seller contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Topic 805, the Company will re-measure these liabilities each reporting period and record changes in the fair value in its Condensed Consolidated Statement of Operations. Increases or decreases in the fair value of the contingent consideration liability which is measured as the present value of expected future cash flows, a Level 3 (Level 3 hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”)) measurement in the fair value hierarchy, can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

Contingent acquisition consideration as of December 25, 2011 and September 30, 2012 is summarized in the following table (in millions):

Balance as of December 25, 2011	$7.6
Cash payments	(4.0)
Adjustments	(0.5)
Balance as of September 30, 2012	$3.1

As of September 30, 2012, $2.0 million is reflected in other current liabilities and $1.1 million is reflected in other long-term liabilities in the condensed consolidated balance sheet. Other than the cash payments noted above, there were no changes in the fair value of contingent consideration for the three and nine month periods ended September 30, 2012.

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). The Company has paid $2.9 million related to the DEI Contingent Consideration, of which $2.5 million was paid in April 2012. As of September 30, 2012, the potential undiscounted amount of future DEI Contingent Consideration that may be payable by the Company under the DEI Agreement is between $1.0 million and $4.0 million, subject to potential reductions if certain cash receipts are not collected, which was reduced by $0.5 million in the third quarter of 2012 related to certain amounts that were not collected. The DEI Contingent Consideration, which includes contingent consideration already paid and potential future contingent consideration, has a right of offset in the event certain anticipated cash receipts are not collected within agreed upon time period and could reduce the prior and future contingent consideration by approximately $5.5 million.

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

In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of the Company's reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization by calculating its market capitalization based upon an average of its stock price prior to and subsequent to the date the Company performs its analysis and assuming a control premium. The Company uses these methodologies to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available, a Level 3 measurement. If the book value exceeds the estimated fair value for a reporting unit a potential impairment is indicated, and Topic 350 prescribes the approach for determining the impairment amount, if any.

In accordance with Topic 350, as a result of the Company's decision in June 2012 to dispose of certain non-core businesses acquired in the Integral acquisition, the Company allocated $1.5 million of goodwill to discontinued operations, which resulted in an impairment charge (see Note 8). The Company then tested the goodwill remaining in the KGS reporting unit. The fair value of the KGS reporting unit exceeded its carrying value by 7.4% Considering the relatively small excess of fair value over carrying value for the KGS reporting unit and given the current market conditions and continued economic uncertainty in the U.S. defense industry as a result of the Budget Control Act of 2011 (the "Budget Control Act"), the fair value of the KGS reporting unit may deteriorate, resulting in an impairment of the goodwill in that unit. Due to continual changes in market and general business conditions, the Company cannot predict whether, and to what extent, its goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm the Company's profitability and financial condition.

 The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total
Balance as of December 25, 2011	$33.0	$539.0	$572.0
Retrospective adjustments	—	(0.4)	(0.4)
Balance as of December 25, 2011 after retrospective adjustments	33.0	538.6	571.6
Additions due to business combinations	3.8	103.1	106.9
Balance as of September 30, 2012	$36.8	$641.7	$678.5

The accumulated impairment losses as of December 25, 2011 and September 30, 2012 were $165.4 million, of which $147.1 million was associated with the KGS segment and $18.3 million was associated with the PSS segment.

(b)	Purchased Intangible Assets

The following table sets forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 25, 2011			As of September 30, 2012
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$78.1	$(19.8)	$58.3	$97.7	$(31.7)	$66.0
Contracts and backlog	60.1	(39.6)	20.5	80.0	(58.0)	22.0
Developed technology and technical know-how	22.1	(4.1)	18.0	22.1	(5.8)	16.3
Trade names	2.6	(0.8)	1.8	3.1	(1.1)	2.0
Favorable operating lease	1.8	(0.3)	1.5	1.8	(0.4)	1.4
Total	$164.7	$(64.6)	$100.1	$204.7	$(97.0)	$107.7

In addition to the finite-lived intangible assets listed in the table above, the Company has $24.5 million of indefinite-lived intangible assets consisting of trade names at both December 25, 2011 and September 30, 2012.

Consolidated amortization expense related to intangible assets subject to amortization was $11.9 million and $13.0 million for the three months ended September 25, 2011 and September 30, 2012, respectively, and $24.5 million and $32.4 million for the nine months ended September 25, 2011 and September 30, 2012, respectively.

The estimated future amortization expense of purchased intangible assets with finite lives as of September 30, 2012 is as follows (in millions):

Fiscal Year	Amount
2012 (remaining three months)	$11.6
2013	34.7
2014	20.2
2015	14.4
2016	9.7
Thereafter	17.1
Total	$107.7

Note 4. Inventoried Costs

Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out method and is applied consistently within an operating entity. Inventoried costs primarily relate to work in process under fixed-price contracts using costs as the basis of the percentage-of-completion calculation under the units produced method of revenue recognition. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead and production tooling costs. Pursuant to contract provisions of U.S. Government contracts, such customers may have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments or progress payments. The Company reflects those advances and payments as an offset against the related inventory balances.

The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company’s review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

Inventoried costs consisted of the following components (in millions):

	December 25, 2011	September 30, 2012
Raw materials	$43.3	$48.4
Work in process	25.7	41.9
Finished goods	6.9	7.8
Supplies and other	4.0	1.9
Subtotal inventoried costs	79.9	100.0
Less customer advances and progress payments	(3.3)	(0.1)
Total inventoried costs	$76.6	$99.9

Note 5. Stockholders’ Equity

On May 14, 2012, the Company sold 20.0 million shares of its common stock at a purchase price of $5.00 per share in an underwritten public offering. The Company received gross proceeds of $100.0 million. After deducting underwriting and other offering expenses, the Company received approximately $97.0 million in net proceeds. The Company used the net proceeds from this offering to fund a portion of the cash consideration paid to the stockholders of CEI in connection with the Company's acquisition thereof on July 2, 2012.

On February 11, 2011, the Company sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. The Company received gross proceeds of approximately $64.8 million. After deducting underwriting and other offering expenses, the Company received approximately $61.1 million in net proceeds.

A summary of the changes in stockholders’ equity is provided below (in millions):

	Nine Months Ended	Nine Months Ended
	September 25, 2011	September 30, 2012
Stockholders’ equity at beginning of period	$169.9	$312.6
Comprehensive income:
Net loss	(15.6)	(24.4)
Foreign currency translation	0.1	(0.4)
Total comprehensive loss	(15.5)	(24.8)
Additional paid-in-capital from the issuance of common stock for cash	61.1	97.0
Additional paid-in-capital from the issuance of common stock in connection with acquisitions	—	23.8
Stock-based compensation	2.3	4.6
Restricted stock units traded for taxes	(0.1)	(0.2)
Employee stock purchase plan and restricted stock units settled in cash	0.9	(0.4)
Exercise of stock options and warrants	1.2	—
Fair value of stock options assumed in acquisitions	111.6	—
Stockholders’ equity at end of period	$331.4	$412.6

In prior reporting periods, the Company had two classes of outstanding stock, Series B Convertible Preferred Stock and common stock. On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock were redeemed for 100,000 shares of common stock. Common stock issued by the Company for the nine months ended September 25, 2011 and September 30, 2012 was as follows (in millions):

	Nine Months Ended	Nine Months Ended
	September 25, 2011	September 30, 2012
Shares outstanding at beginning of the period	18.6	32.4
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.4	0.1
Common stock issued for acquisitions	10.4	4.0
Redemption of Series B Convertible Preferred Stock	0.1	—
Common stock issued for cash	4.9	20.0
Shares outstanding at end of the period	34.4	56.5

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except earnings per share)	September 25, 2011	September 30, 2012	September 25, 2011	September 30, 2012
Loss from continuing operations (A)	$(7.2)	$(4.4)	$(16.3)	$(21.8)
Weighted average outstanding shares of common stock (B)	30.8	56.6	25.3	43.8
Dilutive effect of employee stock options and awards	—	—	—	—
Common stock and common stock equivalents (C)	30.8	56.6	25.3	43.8
Loss per share:
Basic (A/B)	$(0.23)	$(0.08)	$(0.64)	$(0.50)
Diluted (A/C)	$(0.23)	$(0.08)	$(0.64)	$(0.50)

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	September 25, 2011	September 30, 2012	September 25, 2011	September 30, 2012
Shares from stock options and awards	2.8	4.3	2.0	3.3

Note 7. Income Taxes

As of December 25, 2011, the Company had $10.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance. During the nine months ended September 30, 2012, this amount was reduced by $0.1 million relating to the expiration of statutes of limitations. This reduction in unrecognized tax benefits was recorded as a tax benefit from discontinued operations. Additionally, the unrecognized tax benefit amount was reduced by $0.3 million as a result of the completion of an Internal Revenue Service (“IRS”) audit. This reduction in unrecognized tax benefits was recorded as a benefit from continuing operations.

During the nine months ended September 30, 2012, the Company decreased the unrecognized tax benefits of Integral by $0.1 million, which was recorded as an adjustment to goodwill. Integral's unrecognized tax benefits are related to various federal tax issues.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There was no material expense recorded during the nine months ended September 25, 2011. During the nine months ended September 30, 2012, a $0.3 million expense was recorded related to interest and penalties. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.7 million and $0.1 million for the nine months ended September 25, 2011 and September 30, 2012, respectively. The Company believes that it is reasonably possible that as much as $1.5 million of the liabilities for uncertain tax positions will expire within 12 months of September 30, 2012 due to the expiration of various applicable statutes of limitations.

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

In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company's deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company's net deferred tax assets. A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and nine months ended September 25, 2011 and September 30, 2012 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2011	September 30, 2012	September 25, 2011	September 30, 2012
Income tax benefit at federal statutory rate	$(1.9)	$(0.9)	$(5.2)	$(6.3)
State and foreign taxes, net of federal tax benefit and valuation allowance	1.5	1.0	3.1	3.5
Nondeductible expenses and other	0.6	1.3	2.2	2.0
Release of valuation allowance due to acquisitions	—	—	(0.1)	—
Impact of indefinite lived deferred tax liabilities and state law changes	—	0.1	0.3	0.2
Settlement with IRS	—	—	(2.1)	—
Increase/(decrease) in reserves for uncertain tax positions	0.1	0.1	0.1	0.1
Increase/(decrease) in federal valuation allowance	1.3	(0.3)	3.0	4.3
Total	$1.6	$1.3	$1.3	$3.8

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months. In March 2010, an “ownership change” occurred that will limit the utilization of the loss carryforwards. Additionally, in May 2012, another “ownership change” was triggered. As a result of this change in May, the Company's federal annual utilization of NOL carryforwards will be limited to $28.1 million a year for the five years succeeding the initial ownership change and $11.6 million per year thereafter. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the nine months ended September 30, 2012, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an “ownership change." If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

Note 8. Discontinued Operations

In June of 2012, consistent with the Company's plans to complete its assessment and evaluation of the non-core businesses acquired in the Integral acquisition, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals. These operations were previously reported in the KGS segment, and in accordance with Topic 205, Presentation of Financial Statements ("Topic 205"), these businesses have been classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements. In the second quarter of 2012, the Company recorded a $1.5 million impairment charge associated with the portion of goodwill that was allocated to the discontinued businesses based on management's estimate of the fair value of the business.

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2011	September 30, 2012	September 25, 2011	September 30, 2012
Revenue	$4.4	$6.0	$4.4	$13.3
Net income (loss) before taxes	0.3	0.2	0.4	(2.7)
Benefit for income taxes	—	—	(0.3)	(0.1)
Net income (loss) after taxes	$0.3	$0.2	$0.7	$(2.6)

The benefit for income taxes for the nine months ended September 25, 2011 and September 30, 2012 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business.

The following is a summary of the assets and liabilities of discontinued operations, which are in other current assets, other non-current assets, other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of December 25, 2011 and September 30, 2012 (in millions):

	December 25, 2011	September 30, 2012
Cash	$0.2	$0.2
Accounts receivable, net	5.3	1.8
Other current assets	4.2	3.9
Current assets of discontinued operations	$9.7	$5.9
Other non-current assets	$2.4	$0.8
Non-current assets of discontinued operations	$2.4	$0.8
Accounts payable	$0.9	$1.4
Accrued expenses	5.1	4.1
Other current liabilities	0.3	0.3
Current liabilities of discontinued operations	$6.3	$5.8
Other long-term liabilities	0.5	0.3
Long-term liabilities of discontinued operations	$0.5	$0.3

Note 9. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of September 30, 2012, the Company has issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 30, 2012, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

On November 14, 2011, the Company entered into a first amendment (the “First Amendment”) with certain lenders and KeyBank which amended the 2011 Credit Agreement. Among other things, the First Amendment: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

 On May 4, 2012, the Company entered into a second amendment (the "Second Amendment") to the 2011 Credit Agreement. Among other things, the Second Amendment (i) increased the amount of the Amended Revolver from $90.0 million to $110.0 million, (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement, (iii) added Cathay Bank as a lender under the 2011 Credit Agreement, (iv) increased the maximum available to be borrowed under the 2011 Credit Agreement to $135.0 million subject to KeyBank's approval, and (v) updated certain schedules to the Credit Agreement.

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

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of September 30, 2012, there were no outstanding borrowings on the Amended Revolver and $13.0 million was outstanding on letters of credit resulting in net borrowing base availability of $88.9 million. The Company was in compliance with the financial covenants as of September 30, 2012.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million 10-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of September 30, 2012 was $6.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of September 30, 2012.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 25, 2011 and September 30, 2012 are presented in the following table:

	As of December 25, 2011			As of September 30, 2012
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$631.8	$654.6	$642.7	$631.0	$650.7	$678.2

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium of $19.7 million as of September 30, 2012, which is the difference between the carrying amount of $650.7 million and the principal amount of $631.0 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Note 10. Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 25, 2011 and September 30, 2012 are presented in Note 9. The carrying value of all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 25, 2011 and September 30, 2012.

Note 11. Derivatives

The Company used derivative financial instruments, in particular, interest rate swaps, to reduce the it’s exposure to certain previously outstanding variable rate debt. The primary objective of the interest rate swaps was to eliminate the variability of cash flows and interest rate risk for payments made on variable rate debt, the sole source of which is due to changes in the benchmark three month LIBOR interest rate. Changes in the cash flows of the interest rate swap were expected to exactly offset the changes in cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the three-month LIBOR on certain previously outstanding variable-rate debt.

The Company records derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the Company’s intended use of the derivative and its resulting designation as effective or ineffective. Adjustments to reflect changes in fair values of derivatives that the Company considers highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. There were no interest rate swaps outstanding as of and for the nine months ended September 30, 2012.

The Company's derivative financial instruments, which were cash flow hedges, were considered ineffective as a result of the interest rate floor that occurred with the first amendment of the first credit facility with KeyBank of $85.0 million in March 2008. The effect of marking the derivative instruments to market for the nine months ended September 25, 2011 was income of $0.3 million. There were no derivative liabilities outstanding as of December 25, 2011 or September 30, 2012.

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $157.9 million and $162.9 million, or 75% and 59%, of total revenue for the three months ended September 25, 2011 and September 30, 2012, respectively, and approximately $374.4 million and $443.8 million, or 74% and 63%, of total revenue for the nine months ended September 25, 2011 and September 30, 2012, respectively.

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

Revenues, operating income, and assets generated or held by the Company’s current reporting segments for the three and nine months ended September 25, 2011 and September 30, 2012 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 30, 2012	September 25, 2011	September 30, 2012
Revenues:
Kratos Government Solutions	$174.2	$223.5	$416.9	$568.2
Public Safety & Security	32.4	52.8	83.6	137.4
Total revenues	$206.6	$276.3	$500.5	$705.6
Operating income:
Kratos Government Solutions	$10.5	$14.0	$26.8	$32.4
Public Safety & Security	3.7	3.3	6.6	7.3
Unallocated corporate expense, net	(4.5)	(3.2)	(13.6)	(9.1)
Total operating income	$9.7	$14.1	$19.8	$30.6

	As of	As of
	December 25, 2011	September 30, 2012
Assets:
Kratos Government Solutions	$1,028.8	$1,187.8
Public Safety & Security	88.6	127.7
Discontinued operations	12.2	6.8
Corporate activities	86.4	50.6
Total assets	$1,216.0	$1,372.9

The increase in the assets in the KGS and PSS segments are primarily attributable to the acquisitions of CEI on July 2, 2012 and the Critical Infrastructure Business on December 30, 2011.

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

In conjunction with its announcement of the administrative settlement, the SEC disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince in a case filed July 30, 2009 captioned United States Securities and Exchange Commission v. Steven R. Chamberlain, Elaine M. Brown, and Gary A. Prince, Case No. 09-CV-01423, pending in the United States District Court for the District of Columbia. The SEC's complaint alleges that from 1999 through August 2006, Chamberlain, Brown and Prince made materially false and misleading statements and omitted material information in various filings with the SEC by failing to disclose the role of Prince, who had been convicted of engaging in securities fraud while at another company, at Integral and his legal background in its filings. The SEC sought permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, we have assumed these indemnification obligations. The indemnification agreements each provide, subject to certain terms and conditions, that we shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in December 2011, and we are advancing payment of indemnifiable costs pursuant to the indemnification agreements. The case is scheduled for trial in December 2012.

From time to time, the Company may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, operating results or cash flows. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's Condensed Consolidated Balance Sheets, were as follows (in millions):

	Nine Months Ended
	September 25, 2011	September 30, 2012
Balance, at beginning of the period	$1.9	$4.6
Costs accrued and revenues deferred	0.4	—
Warranty liabilities assumed from acquisitions	—	1.2
Settlements made (in cash or kind) and revenues recognized	(0.4)	(0.7)
Balance, at end of period	1.9	5.1
Less: Current portion	1.6	—
Non-current accrued product warranty and deferred warranty revenue	$0.3	$5.1

Note 15. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Senior Secured Notes see Note 9. The Notes are guaranteed by all of the Company's 100% owned domestic subsidiaries (the "Subsidiary Guarantors") and are collateralized by the assets of all of the Company's 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and the Company. There are no contractual restrictions limiting cash transfers from guarantor subsidiaries by dividends, loans or advances to the Company. The Senior Secured Notes are not guaranteed by the Company's foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidated financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. The consolidating financial information below follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet December 25, 2011 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$52.6	$2.8	$14.2	$—	$69.6
Accounts receivable, net	—	225.4	19.9	—	245.3
Amounts due from affiliated companies	449.3	—	—	(449.3)	—
Inventoried costs	—	64.2	12.4	—	76.6
Other current assets	3.3	22.1	4.1	—	29.5
Total current assets	505.2	314.5	50.6	(449.3)	421.0
Property, plant and equipment, net	1.2	62.2	9.1	—	72.5
Goodwill	—	551.1	20.5	—	571.6
Intangible assets, net	—	119.8	4.8	—	124.6
Investment in subsidiaries	466.0	8.8	—	(474.8)	—
Amounts due from affiliated companies	—	26.0	—	(26.0)	—
Other assets	21.5	4.0	0.8	—	26.3
Total assets	$993.9	$1,086.4	$85.8	$(950.1)	$1,216.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8.5	$37.5	$2.8	$—	$48.8
Accrued expenses	2.4	50.4	3.0	—	55.8
Accrued compensation	3.7	33.3	2.8	—	39.8
Billings in excess of costs and earnings on uncompleted contracts	—	34.3	1.9	—	36.2
Amounts due to affiliated companies	—	418.9	30.4	(449.3)	—
Other current liabilities	13.5	17.4	2.3	—	33.2
Total current liabilities	28.1	591.8	43.2	(449.3)	213.8
Long-term debt, net of current portion	647.8	—	5.8	—	653.6
Amounts due to affiliated companies	—	—	26.0	(26.0)	—
Other long-term liabilities	5.4	28.6	2.0	—	36.0
Total liabilities	681.3	620.4	77.0	(475.3)	903.4
Total stockholders' equity	312.6	466.0	8.8	(474.8)	312.6
Total liabilities and stockholders' equity	$993.9	$1,086.4	$85.8	$(950.1)	$1,216.0

Condensed Consolidating Balance Sheet September 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$20.9	$(1.3)	$18.0	$—	$37.6
Accounts receivable, net	—	262.7	18.7	—	281.4
Amounts due from affiliated companies	509.9	—	—	(509.9)	—
Inventoried costs	—	82.1	17.8	—	99.9
Other current assets	10.9	23.5	3.3	—	37.7
Total current assets	541.7	367.0	57.8	(509.9)	456.6
Amounts due from affiliated companies, long-term	—	26.0	—	(26.0)	—
Property, plant and equipment, net	1.3	73.9	9.4	—	84.6
Goodwill	—	658.0	20.5	—	678.5
Intangible assets, net	—	129.1	3.1	—	132.2
Investment in subsidiaries	542.2	14.6	—	(556.8)	—
Other assets	18.5	1.7	0.8	—	21.0
Total assets	$1,103.7	$1,270.3	$91.6	$(1,092.7)	$1,372.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5.0	$70.0	$6.0	$—	$81.0
Accrued expenses	$3.0	$67.8	$2.6	$—	$73.4
Accrued compensation	3.8	36.0	2.1	—	41.9
Billings in excess of costs and earnings on uncompleted contracts	—	40.0	4.0	—	44.0
Amounts due to affiliated companies	—	480.7	29.2	(509.9)	—
Other current liabilities	32.5	1.3	—	—	33.8
Total current liabilities	44.3	695.8	43.9	(509.9)	274.1
Long-term debt, net of current portion	644.7	—	5.0	—	649.7
Amounts due to affiliated companies	—	—	26.0	(26.0)	—
Other long-term liabilities	2.1	32.3	2.1	—	36.5
Total liabilities	691.1	728.1	77.0	(535.9)	960.3
Total stockholders' equity	412.6	542.2	14.6	(556.8)	412.6
Total liabilities and stockholders' equity	$1,103.7	$1,270.3	$91.6	$(1,092.7)	$1,372.9

Condensed Consolidating Statement of Operations and Comprehensive Income Three Months Ended September 25, 2011 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$92.4	$0.8	$—	$93.2
Product sales	—	101.4	15.7	(3.7)	113.4
Total revenues	—	193.8	16.5	(3.7)	206.6
Cost of service revenues	—	68.0	0.6	—	68.6
Cost of product sales	—	72.4	10.3	(3.7)	79.0
Total costs	—	140.4	10.9	(3.7)	147.6
Gross profit	—	53.4	5.6	—	59.0
Selling, general and administrative expenses	4.7	36.7	4.7	—	46.1
Research and development expenses	—	3.0	0.2	—	3.2
Operating income from continuing operations	(4.7)	13.7	0.7	—	9.7
Other income (expense):
Interest expense, net	15.0	(0.3)	0.3	—	15.0
Other income, net	—	(0.1)	0.4	—	0.3
Total other income and expense, net	15.0	(0.4)	0.7	—	15.3
Income (loss) from continuing operations before income taxes	(19.7)	14.1	—	—	(5.6)
Provision for income taxes from continuing operations	—	1.3	0.3	—	1.6
Income (loss) from continuing operations	(19.7)	12.8	(0.3)	—	(7.2)
Income from discontinued operations	—	0.3	—	—	0.3
Equity in net income (loss) of subsidiaries	12.8	(0.3)	—	(12.5)	—
Net income (loss)	$(6.9)	$12.8	$(0.3)	$(12.5)	$(6.9)
Comprehensive income (loss)	$(6.9)	$12.8	$(0.2)	$(12.5)	$(6.8)

Condensed Consolidating Statement of Operations and Comprehensive Income Nine Months Ended September 25, 2011 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$247.5	$0.8	$—	$248.3
Product sales	—	228.4	31.2	(7.4)	252.2
Total revenues	—	475.9	32.0	(7.4)	500.5
Cost of service revenues	—	186.3	0.6	—	186.9
Cost of product sales	—	169.1	20.1	(7.4)	181.8
Total costs	—	355.4	20.7	(7.4)	368.7
Gross profit	—	120.5	11.3	—	131.8
Selling, general and administrative expenses	14.4	83.2	9.4	—	107.0
Research and development expenses	—	4.6	0.4	—	5.0
Operating income from continuing operations	(14.4)	32.7	1.5	—	19.8
Other income (expense):
Interest expense, net	34.6	(0.2)	0.4	—	34.8
Other income, net	(0.3)	(0.2)	0.5	—	—
Total other income and expense, net	34.3	(0.4)	0.9	—	34.8
Income (loss) from continuing operations before income taxes	(48.7)	33.1	0.6	—	(15.0)
Provision for income taxes from continuing operations	—	0.9	0.4	—	1.3
Income (loss) from continuing operations	(48.7)	32.2	0.2	—	(16.3)
Income from discontinued operations	—	0.4	0.3	—	0.7
Equity in net income (loss) of subsidiaries	33.1	0.5	—	(33.6)	—
Net income (loss)	$(15.6)	$33.1	$0.5	$(33.6)	$(15.6)
Comprehensive income (loss)	$(15.6)	$33.1	$0.6	$(33.6)	$(15.5)

Condensed Consolidating Statement of Operations and Comprehensive Income Three Months Ended September 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$124.9	$0.7	$—	$125.6
Product sales	—	136.8	17.0	(3.1)	150.7
Total revenues	—	261.7	17.7	(3.1)	276.3
Cost of service revenues	—	97.8	0.5	—	98.3
Cost of product sales	—	96.1	10.9	(3.1)	103.9
Total costs	—	193.9	11.4	(3.1)	202.2
Gross profit	—	67.8	6.3	—	74.1
Selling, general and administrative expenses	4.5	47.2	3.8	—	55.5
Research and development expenses	—	4.3	0.2	—	4.5
Operating income from continuing operations	(4.5)	16.3	2.3	—	14.1
Other income (expense):
Interest expense, net	17.6	(0.1)	0.1	—	17.6
Other income, net	—	0.1	(0.5)	—	(0.4)
Total other income and expense, net	17.6	—	(0.4)	—	17.2
Income (loss) from continuing operations before income taxes	(22.1)	16.3	2.7	—	(3.1)
Provision for income taxes from continuing operations	—	0.9	0.4	—	1.3
Income (loss) from continuing operations	(22.1)	15.4	2.3	—	(4.4)
Income (loss) from discontinued operations	—	(0.5)	0.7	—	0.2
Equity in net income (loss) of subsidiaries	17.9	3.0	—	(20.9)	—
Net income (loss)	$(4.2)	$17.9	$3.0	$(20.9)	$(4.2)
Comprehensive income (loss)	$(4.2)	$17.9	$3.2	$(20.9)	$(4.0)

Condensed Consolidating Statement of Operations and Comprehensive Income Nine Months Ended September 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$337.9	$1.9	$—	$339.8
Product sales	—	329.4	46.0	(9.6)	365.8
Total revenues	—	667.3	47.9	(9.6)	705.6
Cost of service revenues	—	263.5	1.3	—	264.8
Cost of product sales	—	231.0	30.2	(9.6)	251.6
Total costs	—	494.5	31.5	(9.6)	516.4
Gross profit	—	172.8	16.4	—	189.2
Selling, general and administrative expenses	9.3	126.1	10.3	—	145.7
Research and development expenses	—	12.2	0.7	—	12.9
Operating income from continuing operations	(9.3)	34.5	5.4	—	30.6
Other income (expense):
Interest expense, net	49.7	(0.2)	0.4	—	49.9
Other income, net	(0.3)	—	(1.0)	—	(1.3)
Total other income and expense, net	49.4	(0.2)	(0.6)	—	48.6
Income (loss) from continuing operations before income taxes	(58.7)	34.7	6.0	—	(18.0)
Provision for income taxes from continuing operations	—	3.1	0.7		3.8
Income (loss) from continuing operations	(58.7)	31.6	5.3	—	(21.8)
Income (loss) from discontinued operations	—	(3.3)	0.7	—	(2.6)
Equity in net income (loss) of subsidiaries	34.3	6.0	—	(40.3)	—
Net income (loss)	$(24.4)	$34.3	$6.0	$(40.3)	$(24.4)
Comprehensive income (loss)	$(24.4)	$34.3	$6.4	$(40.3)	$(24.0)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 25, 2011 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17.1)	$29.1	$0.6	$—	$12.6
Investing activities:
Cash paid for acquisitions, net of cash acquired	(373.8)	—	—	—	(373.8)
Decrease in restricted cash	1.3	2.0	—	—	3.3
Capital expenditures	(0.2)	(3.7)	(1.4)	—	(5.3)
Net cash used in investing activities from continuing operations	(372.7)	(1.7)	(1.4)	—	(375.8)
Financing activities:
Proceeds from the issuance of long-term debt	427.5	—	—	—	427.5
Proceeds from the issuance of common stock	61.1		—	—	61.1
Debt issuance costs	(20.6)		—	—	(20.6)
Repayment of debt	—	(2.0)	(0.5)	—	(2.5)
Financing from affiliated companies	(27.0)	24.9	2.1	—	—
Other, net	2.0	(0.5)	—	—	1.5
Net cash provided by financing activities from continuing operations	443.0	22.4	1.6	—	467.0
Net cash flows of continuing operations	53.2	49.8	0.8	—	103.8
Net operating cash flows from discontinued operations	—	(5.3)	—	—	(5.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase in cash and cash equivalents	$53.2	$44.5	$0.6	$—	$98.3

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32.5)	$61.6	$6.0	$—	$35.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	(149.4)	—	—	—	(149.4)
Decrease in restricted cash	(0.4)	0.9	—	—	0.5
Capital expenditures	(0.4)	(10.1)	(1.5)	—	(12.0)
Net cash used in investing activities from continuing operations	(150.2)	(9.2)	(1.5)	—	(160.9)
Financing activities:
Proceeds from the issuance of common stock	97.0	—	—	—	97.0
Debt issuance costs	(1.2)	—	—	—	(1.2)
Borrowing under the line of credit	40.0	—	—	—	40.0
Repayment of debt	(40.0)	—	(0.8)	—	(40.8)
Cash paid for contingent acquisition consideration	—	(2.5)	—	—	(2.5)
Financings from affiliated companies	55.7	(55.7)	—	—	—
Other, net	(0.5)	(0.4)	—	—	(0.9)
Net cash provided by (used in) financing activities from continuing operations	151.0	(58.6)	(0.8)	—	91.6
Net cash flows of continuing operations	(31.7)	(6.2)	3.7	—	(34.2)
Net operating cash flows from discontinued operations	—	2.1	—	—	2.1
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1		0.1
Net increase (decrease) in cash and cash equivalents	$(31.7)	$(4.1)	$3.8	$—	$(32.0)

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We assume no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q (this“Form 10-Q”) to conform such statements to actual results or to changes in our expectations.

Certain of the information set forth herein, including costs and expenses that exclude the impact of amortization expense, may be considered non-GAAP (as defined below) financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of items that would normally be included in the most directly comparable measures calculated and presented in accordance with principles generally accepted in the U.S. (“GAAP”). Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

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

Overview

We are a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Our core capabilities are sophisticated engineering, manufacturing, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

We manufacture and design specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable client base, strong client relationships, broad array of contract vehicles, large employee base possessing national security clearances, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Act”) in order to permit an increase in the federal government's borrowing limit while reducing projected net government spending over the next ten years. The Budget Act required $900 billion in immediate cuts to discretionary spending for 2012-2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the “Joint Committee”), which is charged with recommending legislation that would reduce net government spending by $1.2 to $1.5 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. The Joint Committee was unable to identify the required reductions, thereby triggering a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts that will start in 2013 and be split between defense and non-defense programs continuing over a nine-year period. Should Congress and the Administration fail to change or delay the pending sequestration imposed by the Budget Act, our customers could see their budgets dramatically reduced across the board with a corresponding impact upon procurement of products and services, and this could have significant consequences to our business and industry. Although it appears Congressional leadership and the Obama Administration are considering options to avoid such an outcome, it remains uncertain as to whether they will succeed in doing so.

Congress has not passed the Fiscal Year ("FY") 2013 budget, but it has ratified and the President has signed a continuing resolution that provides funding through March 27, 2013 for the Department of Defense (“DoD”) at discretionary spending levels in accordance with the Budget Act and represents a slight increase over the FY 2012 budget. The continuing resolution and pending decisions related to sequestration may result in delays in the procurement of our products and services due to lack of funding, and those delays may affect our results of operations and negatively impact our cash flows.

We believe that spending on modernization and maintenance of defense, intelligence and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the DoD Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of Unmanned Aerial Vehicles, cybersecurity, ballistic missile defense, space programs and science and technology efforts.

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

Strategic Acquisitions

We have supplemented our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security (“DHS”) and other government markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience. Since March 2011, we have acquired four companies and selected assets of a critical infrastructure security and safety system integration business, each as discussed below.

Acquisitions in the KGS segment

On July 2, 2012, we completed the acquisition of CEI for approximately $163.5 million. The purchase price, which is subject to adjustments for working capital, consists of $135.0 million in cash, of which $10.7 million was placed into an escrow account as security for CEI's indemnification obligations as set forth in the CEI purchase agreement, and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. In addition, we paid $2.5 million to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI at its carrying and fair value of $3.0 million. We plan to make an election under Section 338(h)(10) of the Internal Revenue Code, which will result in tax deductible goodwill related to this transaction and will cover an estimated $0.8 million in additional tax liability incurred by the shareholders of CEI for this election. We estimate that the tax deductible goodwill, which is subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $101.0 million and can be deducted for federal and California state income taxes over a 15-year period.
In connection with the CEI acquisition certain CEI personnel entered into long-term employment agreements with us and on July 2, 2012, we granted an aggregate 2.0 million restricted stock units ("RSUs") as long-term retention inducement grants to certain employees of CEI who have joined Kratos. The RSUs, which have an estimated value of $11.9 million, cliff vest on the fourth anniversary of the closing of the CEI acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over this four year period.

To fund the acquisition of CEI, on May 14, 2012, we sold approximately 20.0 million shares of its common stock at a purchase price of $5.00 per share in an underwritten public offering. We received gross proceeds of approximately $100.0 million and net proceeds of approximately $97.0 million after deducting underwriting fees and other offering expenses. We used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of CEI. In addition, we borrowed $40.0 million from our revolving line of credit to fund the purchase price of CEI.

CEI is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing warfighters and strategic assets. CEI's customers include U.S. and foreign governments.

On November 15, 2011, we acquired SecureInfo Corporation (“SecureInfo”) for $20.3 million in cash, which includes a $1.5 million earn-out payment made in the first quarter of 2012. Based in northern Virginia, SecureInfo is a leading cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the DoD, DHS and large commercial customers, including market-leading cloud computing service providers.

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

Acquisition in the PSS segment

On December 30, 2011, we acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $20.0 million. The asset purchase agreement provides that the purchase price will be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the asset agreement) exceeds $17.0 million or (ii) decreased on a dollar for dollar basis if the working capital is less than $17.0 million. We submitted our computation of the closing working capital to the seller on April 27, 2012, reporting a deficiency to the minimum required working capital. The seller had 60 days to object to our computation of the closing working capital. Recently, both parties have mutually agreed to extend the time to discuss our working capital computations and the Seller's objections to November 30, 2012. As we have not yet agreed on the working capital adjustment, we have not reflected an adjustment to the purchase price.

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

As of September 30, 2012, we consider the following factors to be important in understanding our financial statements.

KGS' business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the U.S. government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed price contracts, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

Comparison of Results for the Three Months Ended September 25, 2011 to the Three Months Ended September 30, 2012

Revenues.  Revenues increased $69.7 million from $206.6 million for the three months ended September 25, 2011 to $276.3 million for the three months ended September 30, 2012. KGS segment revenue increased by $49.3 million. This increase was primarily due to revenues of $59.7 million from our acquisitions as well as organic growth in our businesses, partially offset by the timing of orders and shipments in our ground equipment business and legacy weapons systems sustainment business and continued ongoing weakness and increased competition in our legacy government services businesses, including continued in-sourcing of our employees by the U.S. Government. PSS segment revenue increased by $20.4 million, due to both organic growth and the acquisition of the Critical Infrastructure Business. Revenues by operating segment for the three months ended September 25, 2011 and September 30, 2012 are as follows (dollars in millions):

	September 25, 2011	September 30, 2012	$ change	% change
Kratos Government Solutions	$174.2	$223.5	$49.3	28.3%
Public Safety & Security	32.4	52.8	20.4	63.0%
Total revenues	$206.6	$276.3	$69.7	33.7%

Product sales increased $37.3 million from $113.4 million for the three months ended September 25, 2011 to $150.7 million for the three months ended September 30, 2012.  As a percentage of total revenue, product sales were 54.9% for the three months ended September 25, 2011 as compared to 54.5% for the three months ended September 30, 2012.  The increase in product sales was primarily related to the acquisition of CEI and Integral. Service revenues increased by $32.4 million from $93.2 million for the three months ended September 25, 2011 to $125.6 million for the three months ended September 30, 2012. The increase was primarily related to the acquisitions of Integral, SecureInfo and the Critical Infrastructure Business, partially offset by the reductions in the legacy government service revenue in other business units in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased $54.6 million from $147.6 million for the three months ended September 25, 2011 to $202.2 million for the three months ended September 30, 2012. The increase in cost of revenues was primarily a result of costs from our acquisitions and costs related to revenue from organic growth in our PSS segment as discussed above.

Gross margin decreased from 28.6% for the three months ended September 25, 2011 to 26.8% for the three months ended September 30, 2012. Margins on services decreased for the three months ended September 25, 2011 as compared to September 30, 2012, from 26.4% to 21.7%, respectively, due primarily to the acquisition of the Critical Infrastructure Business, as well as the continued margin pressure experienced in the legacy government services businesses in our KGS segment. Margins on products increased for the three months ended September 25, 2011 as compared to September 30, 2012 from 30.3% to 31.1%, respectively, as a result of the acquisition of Integral and CEI. Margins in the KGS segment decreased from 28.4% for the three months ended September 25, 2011 to 27.4% for the three months ended September 30, 2012, primarily as a result of lower gross margins from service revenue in our legacy services business units. Margins in the PSS segment decreased from 29.6% for the three months ended September 25, 2011 to 24.2% for the three months ended September 30, 2012 as a result of the mix of revenue and due to the acquisition of the Critical Infrastructure Business, for which all planned cost reduction actions have not yet been fully implemented.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $12.1 million from $42.4 million for the three months ended September 25, 2011 to $54.5 million for the three months ended September 30, 2012. The increase was primarily a result of the acquisitions of SecureInfo, Integral, the Critical Infrastructure Business, and CEI. As a percentage of revenues, SG&A decreased from 20.5% to 19.7%. Excluding amortization of intangibles of $11.9 million for the three months ended September 25, 2011 and amortization of intangibles of $13.0 million for the three months ended September 30, 2012, SG&A increased slightly as a percentage of revenues from 14.8% to 15.0% for the three months ended September 25, 2011 and September 30, 2012, respectively.

Merger and Acquisition Expenses.  Merger and acquisition expenses for the three months ended September 25, 2011 were $3.7 million, which were primarily related to the acquisition of Integral.  Merger and acquisition expenses for the three months ended September 30, 2012 were $0.3 million, which were primarily related to our acquisition of CEI in the third quarter of 2012.

Research and Development Expenses.  Research and development expenses increased from $3.2 million for the three months ended September 25, 2011 to $4.5 million for the three months ended September 30, 2012, primarily related to the acquisition of Integral and CEI, and due to select investments we are making to enhance certain satellite and electronic warfare/electronic attack products.

Other Expense, Net.  Other expense, net increased from $15.3 million to $17.2 million for the three months ended September 25, 2011 and September 30, 2012, respectively. The increase in expense of $1.9 million is primarily related to a $2.5 million increase in interest expense as a result of the Notes issued in July 2011, primarily to fund the Integral acquisition. The increase in interest expense was partially offset by the impact of foreign currency transaction gains.

Provision for Income Taxes.  Income tax expense for the three months ended September 25, 2011 and September 30, 2012 was $1.6 million and $1.3 million, respectively, on a loss before income taxes of $5.6 million and $3.1 million, respectively. The expense for both periods was primarily related to state and foreign taxes.

 Income from Discontinued Operations.  Revenue from discontinued operations was $4.4 million and $6.0 million and income from discontinued operations was $0.3 million and $0.2 million for the three months ended September 25, 2011 and September 30, 2012, respectively. The revenue and income for the three months ended September 25, 2011 and September 30, 2012 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale.

Comparison of Results for the Nine Months Ended September 25, 2011 to the Nine Months Ended September 30, 2012

Revenues.  Revenues increased $205.1 million from $500.5 million for the nine months ended September 25, 2011 to $705.6 million for the nine months ended September 30, 2012. KGS segment revenue increased by $151.3 million. This increase was primarily due to our acquisitions which had combined revenues of $209.6 million, as well as organic growth in our ballistic missile defense and learning, performance and training businesses, offset by the completion of acquired small business contracts in the first quarter of 2011, ongoing weakness and increased competition in our legacy services businesses, and continued in-sourcing of our employees by the U.S. Government, resulting in an aggregate net reduction of approximately $30.9 million, and the timing of orders and shipments in our ground equipment business and legacy weapons systems sustainment business, resulting in an aggregate net reduction of approximately $29.9 million. PSS segment revenue increased by $53.8 million, which was primarily due to the acquisition of the Critical Infrastructure Business on December 30, 2011 as well as organic growth in our legacy PSS business. Revenues by operating segment for the nine months ended September 25, 2011 and September 30, 2012 are as follows (dollars in millions):

	September 25, 2011	September 30, 2012	$ change	% change
Kratos Government Solutions	$416.9	$568.2	$151.3	36.3%
Public Safety & Security	83.6	137.4	53.8	64.4%
Total revenues	$500.5	$705.6	$205.1	41.0%

Product sales increased $113.6 million from $252.2 million for the nine months ended September 25, 2011 to $365.8 million for the nine months ended September 30, 2012.  As a percentage of total revenue, product sales were 50.4% for the nine months ended September 25, 2011 as compared to 51.8% for the nine months ended September 30, 2012.  The increase in product sales was primarily related to the acquisitions of Integral, Herley and CEI, partially offset by the timing of orders and shipments in our ground equipment business. Service revenues increased by $91.5 million from $248.3 million for the nine months ended September 25, 2011 to $339.8 million for the nine months ended September 30, 2012. The increase was primarily related to the acquisitions of Integral, SecureInfo and the Critical Infrastructure Business, partially offset by the reductions in service revenue in other business units in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $368.7 million for the nine months ended September 25, 2011 to $516.4 million for the nine months ended September 30, 2012. The $147.7 million increase in cost of revenues was primarily a result of our acquisitions partially offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue as discussed above.

Gross margin increased from 26.3% for the nine months ended September 25, 2011 to 26.8% for the nine months ended September 30, 2012. Margins on services decreased from 24.7% for the nine months ended September 25, 2011 to 22.1% for the nine months ended September 30, 2012, due primarily to the acquisition of the Critical Infrastructure Business, as well as the continued margin pressure experienced in our service business. Margins on products increased for the nine months ended September 25, 2011 as compared to September 30, 2012 from 27.9% to 31.2%, respectively, as a result of the acquisitions of CEI, Integral and Herley. Margins in the KGS segment increased from 25.1% for the nine months ended September 25, 2011 to 27.1% for the nine months ended September 30, 2012 primarily as a result of the higher gross margins from our CEI, Integral, Herley, and SecureInfo acquisitions. Margins in the PSS segment decreased from 28.8% for the nine months ended September 25, 2011 to 25.8% for the nine months ended September 30, 2012 as a result of the mix of revenue and due to the acquisition of the Critical Infrastructure Business, for which cost reduction actions have not yet been fully implemented.

Selling, General and Administrative Expenses.  SG&A increased $45.2 million from $95.7 million for the nine months ended September 25, 2011 to $140.9 million for the nine months ended September 30, 2012. The increase was primarily a result of the acquisitions of SecureInfo, Integral, Herley, the Critical Infrastructure Business and CEI. As a percentage of revenues, SG&A increased from 19.1% to 20.0%. Excluding amortization of intangibles of $24.5 million for the nine months ended September 25, 2011 and amortization of intangibles of $32.4 million for the nine months ended September 30, 2012, SG&A increased as a percentage of revenues from 14.2% to 15.4% for the nine months ended September 25, 2011 and September 30, 2012, respectively, reflecting the SG&A of our acquisitions of SecureInfo, Integral, Herley, the Critical Infrastructure Business and CEI, which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and Acquisition Expenses.  Merger and acquisition expenses decreased $8.6 million from $11.3 million to $2.7 million for the nine months ended September 25, 2011 and September 30, 2012, respectively.  Acquisition expenses are related primarily to our acquisitions of Herley and Integral in 2011 and to our acquisitions of the Critical Infrastructure Business and CEI in 2012.

Research and Development Expenses.  Research and development expenses increased from $5.0 million for the nine months ended September 25, 2011 to $12.9 million for the nine months ended September 30, 2012 primarily related to the acquisitions of CEI, Integral and Herley, as well as due to select investments we are making to enhance certain satellite and electronic warfare/electronic attack products.

Other Expense, Net.  Other expense, net increased from $34.8 million to $48.6 million for the nine months ended September 25, 2011 and September 30, 2012, respectively. The increase in expense of $13.8 million is primarily related to an increase in interest expense as a result of the Notes issued in March 2011 and July 2011, primarily to fund the Herley and Integral acquisitions. In 2012, the interest expense was partially offset by other income of $1.3 million primarily related to foreign currency transaction gains as well as a favorable contractual settlement.

Provision for Income Taxes. We recorded an income tax provision of $1.3 million on a loss of $15.0 million before income taxes for the nine months ended September 25, 2011. The provision of $1.3 million was primarily related to state and foreign income taxes of $3.1 million, which cannot be offset by our net operating losses, partially offset by an income tax refund claim of $2.1 million that was settled with the IRS. We recorded an income tax expense of $3.8 million on a loss of $18.0 million before income taxes for the nine months ended September 30, 2012. The expense was primarily related to state and foreign taxes.

Income (Loss) from Discontinued Operations.  For the nine months ended September 25, 2011, revenue from discontinued operations was $4.4 million and net income was $0.7 million. The income of $0.7 million included an income tax benefit of approximately $0.3 million due to the expiration of the statute of limitations for items that had previously been reserved. For the nine months ended September 30, 2012, revenue was $13.3 million and loss from discontinued operations was $2.6 million. The revenue, income and loss for the nine months ended September 25, 2011 and September 30, 2012 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale as of June 2012. In 2012, we recorded a $1.5 million impairment charge associated with the portion of goodwill that was allocated to the discontinued businesses based on our estimate of the fair value of the businesses. For the nine months ended September 30, 2012, we recognized a tax benefit of $0.1 million, primarily related to the expiration of the statute of limitations for certain foreign tax contingencies from our discontinued wireless business.

Backlog

As of September 25, 2011 and September 30, 2012, our backlog was approximately $1.0 billion and $1.3 billion, respectively, of which $548.0 million was funded in 2011 and $692.0 million was funded in 2012. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Contracts undertaken by us may extend beyond one year. Accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog. Although funded backlog represents only business that is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts with terms that would entitle us to all or a portion of our costs incurred and potential fees upon cancellation by the customer .

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

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $37.6 million compared with cash and cash equivalents of $69.6 million as of December 25, 2011, which includes $18.0 million and $14.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion may be considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the premium of $19.7 million received on Notes issued, decreased by $4.2 million from $655.9 million on December 25, 2011 to $651.7 million on September 30, 2012. The decrease in debt was primarily the result of the amortization of the premium on the Notes of approximately $3.1 million and an $0.8 million principal payment on a ten-year term loan with a bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our accounts receivable balance of $281.4 million at September 30, 2012 includes $1.2 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. ("Gichner") entered into with the Greek Ministry of Defense (GMoD) in 2004 prior to our acquisition of Gichner in 2010. After numerous delays by our customer and the GMoD, activity has recently resumed on the project. We currently expect product shipments to continue throughout 2012 with final shipment by mid-2013. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended	Nine Months Ended
	September 25, 2011	September 30, 2012
Net cash provided by operating activities from continuing operations	$12.6	$35.1

Cash provided by operating activities from continuing operations for the nine months ended September 25, 2011 and September 30, 2012 includes the semi-annual interest payment of $25.5 million and $31.3 million, respectively, on the Notes and $20.9 million and $3.0 million, respectively, in transaction costs paid related to our acquisitions.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Nine Months Ended	Nine Months Ended
	September 25, 2011	September 30, 2012
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(373.8)	$(149.4)
Decrease in restricted cash	3.3	0.5
Capital Expenditures	(5.3)	(12.0)
Net cash used in investing activities from continuing operations	$(375.8)	$(160.9)

Cash paid for acquisitions accounted for the most significant outlays for investing activities for the nine months ended September 25, 2011 and September 30, 2012, in each case as a result of the implementation of our strategy to diversify our business through strategic acquisitions.

In December 2010, we acquired Southside Container & Trailer, LLC (“SCT”) and in March 2011, we paid $0.3 million to the SCT shareholders as SCT's indemnification obligations as set forth in the applicable acquisition agreement were met.

On March 25, 2011, we completed our initial tender offer for all outstanding shares of Herley common stock, par value $0.001 per share. On that day, we paid $245.5 million for approximately 12.9 million shares of Herley common stock, which excluded 0.3 million shares that had been tendered via a notice of guaranteed delivery. Through purchases in a subsequent offering period and a short-form merger, we completed our acquisition of Herley on March 30, 2011 and paid an additional $25.1 million in April 2011 for the balance of the outstanding shares of 1.2 million and the Herley Options that were exercised as a result of the change in control.

On July 27, 2011, we completed the acquisition of Integral and paid approximately $131.4 million for the cash portion of the purchase of Integral common stock and options and to retire Integral's existing debt and capital leases.

On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $20.0 million. In March 2012, we paid $1.5 million related to the contingent acquisition consideration for SecureInfo for performance milestones achieved in 2011.

On July 2, 2012, we completed the acquisition of CEI and paid approximately $136.7 million for the cash portion of the purchase of CEI common stock and to retire CEI's existing debt and capital leases.

Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The increase in capital expenditures of $6.1 million from $5.3 million for the nine months ended September 25, 2011 to $12.0 million for the nine months ended September 30, 2012 was primarily a result of the capital expenditures of Herley, Integral, and CEI.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Nine Months Ended	Nine Months Ended
	September 25, 2011	September 30, 2012
Financing activities:
Proceeds from the issuance of long-term debt	$427.5	$—
Proceeds from the issuance of common stock	61.1	97.0
Borrowings under credit facility	—	40.0
Repayments of debt	(2.5)	(40.8)
Debt issuance costs	(20.6)	(1.2)
Cash paid for contingent acquisition consideration	—	(2.5)
Other	1.5	(0.9)
Net cash provided by financing activities from continuing operations	$467.0	$91.6

During the nine months ended September 25, 2011, cash provided by financing activities was primarily related to proceeds from equity and debt offerings that we used to finance our acquisition of Herley and Integral. In March 2011, we issued Notes in the aggregate principal amount of $285.0 million at a $20.0 million premium for an effective interest rate of 8.5%. The gross proceeds were approximately $314.0 million, which includes approximately $9.0 million in accrued interest and $20.0 million in issuance premium. We paid $14.6 million in debt issuance costs related to this offering. In July 2011, we issued Notes in the aggregate principal amount of $115.0 million at a $5.8 million premium and an effective interest rate of 8.9%. The gross proceeds of approximately $120.8 million excludes accrued interest received of $1.8 million.

On February 11, 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds from the equity offering of approximately $64.8 million, and after deducting underwriting and other offering expenses, we received approximately $61.1 million in net proceeds.

In April 2012, we paid $2.5 million in contingent acquisition consideration related to the DEI Services Corporation performance milestones achieved in 2011.

On May 15, 2012, we sold 20.0 million shares of common stock at a purchase price of $5.00 per share in an underwritten public offering. We received gross proceeds of $100.0 million. After deducting underwriting and other offering expenses, we received approximately $97.0 million in net proceeds. We used the net proceeds from this offering as well as borrowings of $40.0 million from our revolving line of credit to fund the cash consideration paid to the stockholders of CEI in connection with our acquisition in July 2, 2012. As of September 30, 2012, we had repaid the $40.0 million borrowed on our revolving line of credit for the acquisition of CEI.

See “Contractual Obligations and Commitments” for a further discussion of the Notes and our credit facilities.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Nine Months Ended	Nine Months Ended
	September 25, 2011	September 30, 2012
Net cash flows provided by (used in) discontinued operations	$(5.3)	$2.1

The cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

Contractual Obligations and Commitments

In order to fund our acquisitions in 2011 and 2012, we issued equity and increased our leverage through a series of financing transactions.

Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, we entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of September 30, 2012, we have issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5 % and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 30, 2012, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

Other Indebtedness

$110.0 Million Credit Facility

On July 27, 2011, we entered into a credit and security agreement with KeyBank National Association (“KeyBank”), as lead arranger, sole book runner and administrative agent, and East West Bank and Bank of the West, as the lenders (the “2011 Credit Agreement”). The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, by and among the Company, KeyBank and the lenders named therein (as amended). The 2011 Credit Agreement establishes a five-year senior secured revolving credit facility in the amount of $65.0 million (as amended as described below, the “Amended Revolver”). The Amended Revolver is secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Amended Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Amended Revolver has a second priority lien junior to the lien securing the Notes.

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

On November 14, 2011, we entered into a first amendment (the “First Amendment”) with certain lenders and KeyBank, which amended the 2011 Credit Agreement. Among other things, the First Amendment: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

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

On May 8, 2012, we entered into a third amendment (the "Third Amendment") to the 2011 Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the 2011 Credit Agreement were modified and the acquisition of CEI was approved. We used the net proceeds from the sale of 20.0 million shares of our common stock, together with a $40.0 million borrowing under the Amended Revolver, to fund the purchase of the CEI and to pay related fees and expenses. As of September 30, 2012, we have repaid the $40.0 million borrowing under our credit facility.

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

We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of September 30, 2012, there were no outstanding borrowings on the Amended Revolver and $13.0 million was outstanding on letters of credit resulting in net borrowing base availability of $88.9 million. We were in compliance with the financial covenants as of September 30, 2012.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of September 30, 2012 was $6.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of September 30, 2012.

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

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). We have paid $2.9 million related to the DEI Contingent Consideration of which $2.5 million was paid in April 2012. As of September 30, 2012, the potential undiscounted amount of future DEI Contingent Consideration that may be payable by us under the DEI Agreement is between $2.0 million and $4.5 million, subject to potential reductions if certain cash receipts are not collected, which was reduced by $0.5 million in the third quarter of 2012 related to certain amounts that were not collected. The DEI Contingent Consideration, which includes contingent consideration already paid and potential future contingent consideration, may be reduced in the event certain anticipated cash receipts are not collected within an agreed upon time period and could reduce the prior and future contingent consideration by approximately $6.0 million.

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

For the nine months ended September 30, 2012, there have been no significant changes to our Critical Accounting Policies or Estimates as compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncements

New accounting pronouncements issued or effective during the nine month period ended September 30, 2012 have not had or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Cash and cash equivalents as of September 30, 2012 were $37.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the three and nine months ended September 30, 2012.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

For additional information regarding our legal proceedings, see Item 3, “Legal Proceedings” in the Form 10-K and Item 1. "Legal Proceedings" in our previous reports on Form 10-Q. As of September 30, 2012, there have been no material developments in our historical legal proceedings since December 25, 2011.

Integral, which we acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that an administrative settlement had been reached concluding the SEC's investigation.
In conjunction with its announcement of the administrative settlement, the SEC disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince in a case filed July 30, 2009 captioned United States Securities and Exchange Commission v. Steven R. Chamberlain, Elaine M. Brown, and Gary A. Prince, Case No. 09-CV-01423, pending in the United States District Court for the District of Columbia. The SEC's complaint alleges that from 1999 through August 2006, Chamberlain, Brown and Prince made materially false and misleading statements and omitted material information in various filings with the SEC by failing to disclose the role of Prince, who had been convicted of engaging in securities fraud while at another company, at Integral and his legal background in its filings. The SEC sought permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties. Integral has indemnification obligations to these individuals, as well as other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, we have assumed these indemnification obligations. The indemnification agreements each provide, subject to certain terms and conditions, that we shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in December 2011, and we are advancing payment of indemnifiable costs pursuant to the indemnification agreements. The case is scheduled for trial in December 2012.
From time to time, we may become involved in various claims, lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results or cash flows. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company.

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

Natural disasters or severe weather conditions could disrupt our business and result in loss of revenue or higher expenses.

Our business depends on maintaining operations at our facilities and being able to operate at our customer facilities and project locations. A serious, prolonged interruption or damage due to power outage, telecommunications outage, terrorist attack, earthquake, hurricane, fire, flood or other natural disaster, or other interruption could have a material adverse effect on our business and financial results. While we insure against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the quarter ended September 30, 2012, that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/2012	2.1
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011	2.1
2.3#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	2/8/2011	n/a
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc	10-Q	09/30/01	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/2001	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004	4.1
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.4	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/2010	4.1
4.5	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	02/07/2011	10.2
4.6	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/2011	4.1
4.7	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/2011	4.1
4.8	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/2011	4.1
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/10	4.1
4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/2011	4.2
4.11	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.1	Form of Restricted Stock Unit Agreement entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012	4.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	S-8	7/27/2012	4.1	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101†
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ LAURA L. SIEGAL, CPA
Laura L. Siegal
Vice President, Corporate Controller
(Principal Accounting Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel and
Secretary/Registered In-House Counsel
Date:	November 8, 2012