Form 10-K/A
period 2011-12-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2012-12-07
CIK 1069258

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 26, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $269.2 million, based on the closing sale price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 26, 2011 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 56,604,000 as of November 30, 2012.

Explanatory Note

This amendment (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 25, 2011 (the “Original Form 10-K”), of Kratos Defense & Security Solutions, Inc. (the “Company”) which was originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2012, is being filed for the purpose of adding Note 17 - Condensed Consolidating Financial Statements (the “Guarantor Footnote”) to the consolidated financial statements filed with the Original Form 10-K in order to conform to the disclosure requirements of Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of the Guarantor Footnote is to provide additional supplementary financial information to the holders of the Company’s publicly-traded debt instruments. The addition of the footnote does not affect any other portion of the Company’s consolidated financial statements, including the Consolidated Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity and Statements of Cash Flows.

In addition, because the Company is reissuing its consolidated financial statements in order to add the Guarantor Footnote, SEC rules require that the Company retrospectively revise its consolidated financial statements to reflect certain events that occurred after the end of the fiscal year covered by the consolidated financial statements.  Accordingly, the Company has revised its consolidated financial statements in accordance with FASB ASC Topic 205, Presentation of Financial Statements (“Topic 205”) to reflect the discontinuation of certain non-core businesses in June of 2012, an event which has already been reported in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended June 24, 2012 and September 30, 2012.

As required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

This Amendment solely modifies the following portions of the Original Form 10-K: Part II - Items 6, 7 and 9A; and Part IV - Item 15, and does not reflect any events occurring after December 25, 2011 or modify or update the disclosures in the Original Form 10-K that may have been affected by subsequent events, except as required to reflect the effects of the Company’s retrospective application of Topic 205 to reflect the discontinued operations and the addition of the Guarantor Footnote. All other Items of the Original Form 10-K are unaffected by this Amendment and such Items have not been included in this Amendment. This filing should be read in conjunction with the Original Form 10-K and the filings made by the Company with the SEC subsequent to the filing of the Original Form 10-K.

The Company’s management has considered whether the addition of the Guarantor Footnote to conform to the requirements of Rule 3-10 of Regulation S-X under the Exchange Act, affects management’s conclusion, set forth in the Form 10-K, regarding the effectiveness, as of December 25, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and the Company’s internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management continues to believe that, as of December 25, 2011:

•      The Company’s disclosure controls and procedures were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and

•      The Company’s internal control over financial reporting was effective based on the criteria on which it was evaluated, as described in the Form 10-K. Management’s Annual Report on Internal Control over Financial Reporting is included in this Form 10-K/A.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2011

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Annual Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward looking statements. Forward looking statements may include, but are not limited to, statements relating to our future financial performance, the growth of the market for our services, expansion plans, and opportunities. In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology.

Forward looking statements reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Certain of these are important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward looking statements, including, but not limited to those specifically addressed in Item 1A “Risk Factors” in this Annual Report, as well as those discussed elsewhere in this Annual Report.

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

PART II

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	December 31, 2007	December 28, 2008	December 27, 2009	December 26, 2010	December 25, 2011
Consolidated Statements of Operations Data:
Revenues	$180.7	$286.2	$334.5	$408.5	$713.9
Gross profit	29.7	51.3	63.6	84.3	191.2
Operating income (loss)	(23.6)	(93.2)	(27.0)	23.1	29.5
Provision (benefit) for income taxes	1.3	(0.7)	1.0	(12.7)	1.9
Income (loss) from continuing operations	(27.2)	(104.0)	(38.3)	14.6	(23.5)
Loss from discontinued operations	(13.6)	(7.1)	(3.2)	(0.1)	(0.7)
Net income (loss)	$(40.8)	$(111.1)	$(41.5)	$14.5	(24.2)
Income (loss) from continuing operations per common share
Basic	$(3.67)	$(11.18)	$(2.76)	$0.88	$(0.86)
Diluted	$(3.67)	$(11.18)	$(2.76)	$0.87	$(0.86)
Income (loss) from discontinued operations per common share
Basic	$(1.84)	$(0.77)	$(0.23)	$(0.01)	$(0.02)
Diluted	$(1.84)	$(0.77)	$(0.23)	$(0.01)	$(0.02)
Net income (loss) per common share
Basic	$(5.51)	$(11.95)	$(2.99)	$0.87	$(0.88)
Diluted	$(5.51)	$(11.95)	$(2.99)	$0.86	$(0.88)
Weighted average shares:
Basic	7.4	9.3	13.9	16.6	27.4
Diluted	7.4	9.3	13.9	16.9	27.4

	December 31, 2007	December 28, 2008	December 27, 2009	December 26, 2010	December 25, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8.9	$3.7	$9.9	$10.8	$69.6
Working capital	23.4	35.0	37.1	65.8	207.2
Total assets	335.3	312.4	241.6	535.7	1,216.0
Short-term debt	2.7	6.1	4.7	0.6	1.6
Long-term debt	74.0	76.9	51.6	226.1	631.5
Long-term debt premium	—	—	—	—	22.8
Total stockholders’ equity	$167.2	$146.9	$124.9	$169.9	$312.6

The 2010 and 2011 Consolidated Statements of Operations Data and Consolidated Balance Sheet Data have been impacted by the acquisitions we completed in those periods, which include the following: Gichner Holdings, Inc. on May 19, 2010, DEI Services Corporation on August 9, 2010, Southside Container and Trailer, LLC on December 7, 2010, Henry Bros. Electronics, Inc. on December 15, 2010, Herley Industries, Inc. on March 25, 2011, Integral Systems, Inc. on July 27, 2011, and SecureInfo Corporation on November 15, 2011.  The Consolidated Statements of Operations Data reflects the results from operations for each of the acquired companies from the date of acquisition and forward, which contributed an aggregate $104.8 million and $375.1 million increase in revenues from 2009 to 2010 and from 2010 to 2011, respectively, and includes $3.1 million and $12.5 million of acquisition related expenses for fiscal 2010 and 2011, respectively.  The Consolidated Balance Sheet Data reflects the impact of the acquisitions as well as the issuance of $625 million in Senior Secured Notes and the issuance of approximately 15.3 million common shares to fund the acquisitions.

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

Certain of the information set forth herein, including costs and expenses that exclude the impact of stock-based compensation expense, amortization expense of purchased intangibles, and the discussion of net debt, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of certain expenses that would normally be included in the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”). Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures we report may not be comparable to similarly titled amounts reported by other companies.

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

Industry Background

Department of Defense Drives Strategic Priorities for the Company

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. Although defense spending is expected to remain a national priority within future federal budgets, the Budget Control Act committed the U.S. Government to reduce the federal deficit over the next ten years. Under the Budget Control Act, the Joint Committee was responsible for identifying $1.2 to 1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify such reductions by this deadline thereby triggering a provision of the Budget Control Act called “sequestration,” which requires substantial automatic spending cuts split between defense and non-defense programs beginning in 2013 and continuing over a nine-year period. Both the Obama Administration and many members of Congress have indicated that sequestration is not the preferred method of deficit reduction and that alternatives should be pursued. The outcome of the efforts to prevent automatic spending cuts in 2013 and future years is uncertain.

The Obama Administration disclosed its FY13 budget in February 2012. This included a DoD budget of $613.9 billion, 5% below the enacted FY12 budget and 8.5% below the FY12 requested budget. The FY13 base budget request of $525.4 billion results in a flat year-over-year budget for FY13 (excluding supplementals) with the reduction in the budget from FY12 coming from the Overseas Contingency Operations budget. The President’s submission starts the long process of passing a spending bill and congressional hearings will continue through May 2012. The elections in November are expected to generate significant political dialogue around the federal deficit and potential cuts in government spending; as a result, actual funding levels in the final enacted budget could be significantly delayed.

While the real rate of growth in the top line defense budget has declined, the U.S. Government’s budgetary process continues to give us good visibility with respect to future spending and the threat areas that the government is addressing and our current contracts and strong backlog provide us with good insight regarding our future cash flows. The proposed FY13 budget, which included $259 billion in spending reductions required by the Budget Control Act, also outlined long-term plans showing flat to 1% growth in the outyears. We believe that spending on modernization and maintenance of defense, intelligence and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the DoD Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of UAVs, cybersecurity, ballistic missile defense, space programs and science and technology efforts, where the proposed defense budget for FY13 has actually allocated increased funding.

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

Kratos Government Solutions Segment

Our KGS segment provides products, solutions and services primarily for mission critical national security priorities. KGS customers primarily include national security related agencies, the Department of Defense, intelligence agencies and classified agencies. Our work includes weapon systems sustainment, lifecycle support and extension; C5ISR services, including related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation; UAV products and technology; advanced network engineering and IT services; and public safety, security and surveillance systems integration. We produce products, solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and Warfighter systems. The results of our acquisitions of Herley, Integral, SecureInfo, Southside Container and Trailer, LLC (“SCT”), DEI Services Corporation (“DEI”) and Gichner are included in this segment.

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

On June 24, 2009, as a result of the continued operating losses in the Southeast division of the PSS segment (the “Southeast Division”), our board of directors approved a plan to sell and dispose of the Southeast Division. In accordance with FASB ASC Topic 205, Presentation of Financial Statements, this business unit was classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements. We recorded a $2.0 million impairment charge in the second quarter of 2009 and an additional $0.2 million in the second quarter of 2010 related to management’s estimate of the fair value of the business. On August 2, 2010, we divested this division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

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

In June of 2012, consistent with the Company’s plans to complete its assessment and evaluation of the non-core businesses acquired in the Integral acquisition, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals. These operations were previously reported in the KGS segment, and in accordance with FASB ASC Topic 205, Presentation of Financial Statements (“Topic 205”), these businesses  have been classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements.

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

Henry Bros. Electronics, Inc.

On December 15, 2010, we acquired HBE in a cash merger for a purchase price of $56.6 million, of which $54.9 million was paid in cash and $1.7 million reflects the fair value of options to purchase common stock of HBE that were assumed by us and converted into options to purchase our common stock upon completion of the merger. Upon completion of the merger, holders of HBE common stock received $8.20 in cash for each share of HBE common stock held by them immediately prior to the closing of the merger. In addition, upon completion of the merger, all options to purchase HBE common stock were assumed by us (the “HBE Options”) and converted into options to purchase our common stock, entitling the holders thereof to receive 0.7715 shares of our common stock for each share of HBE common stock underlying the HBE Options. The HBE Options will be exercisable for an aggregate of approximately 0.4 million shares of our common stock.

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

DEI Services Corporation

On August 9, 2010, we acquired DEI in a cash merger valued at approximately $14.0 million, of which $9.0 million was paid in cash at closing and approximately $5.0 million of which represented the acquisition date fair value of additional performance-based consideration, of which $0.4 million was achieved and paid in September 2010 and $2.5 million was earned for 2011 and is expected to be paid in March 2012, subject to potential reductions if certain cash receipts are not collected. The fair value of the DEI Contingent Consideration (as defined below) was increased by $0.4 million during the three-month period ended September 25, 2011. Pursuant to the terms of the DEI Agreement, upon achievement of certain cash receipts, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and backlog amounts in 2010, 2011 and 2012, we will be obligated to pay the former stockholders of DEI certain additional contingent consideration (the “DEI Contingent Consideration”). As of December 25, 2011, the potential undiscounted amount of future DEI Contingent Consideration including the amount earned in 2011 that may be payable by us for performance under the DEI Agreement is between $2.5 million and $6.5 million, which includes $2.5 million earned for 2011. The DEI Contingent Consideration will be reduced in the event certain anticipated cash receipts are not collected within agreed upon time periods, which could decrease the future payments by approximately $6.0 million.

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

Gichner Holdings, Inc.

On May 19, 2010, we acquired Gichner pursuant to the Stock Purchase Agreement, dated as of April 12, 2010, by and between us and the stockholders of Gichner (the “Gichner Agreement”), in a cash-for-stock transaction valued at approximately $133.0 million. Gichner has manufacturing and operating facilities in Dallastown and York, Pennsylvania and Charleston, South Carolina, and is a manufacturer of tactical military products, combat support facilities, subsystems, modular systems and shelters primarily for the DoD and leading defense system providers. Representative programs for which Gichner provides products and solutions include the MQ-1C Sky Warrior, Gorgon Stare, MQ-8B Fire Scout and RQ-7 Shadow UAVs, the Command Post Platform and Joint Light Tactical Vehicles, Combat Tactical Vehicles, DDG-1000 Modular C5 Compartments and the Persistent Threat Detection System ISR Platform.

Upon completion of the Gichner transaction, we deposited $8.1 million of the purchase price (“the Holdback”) into an escrow account as security for Gichner’s indemnification obligations as set forth in the Gichner Agreement. In addition, the Gichner Agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the Gichner Agreement) exceeded $17.5 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $17.1 million. We agreed to a working capital adjustment of $0.6 million, and during 2011, we paid the Holdback owed of $7.5 million.

Key Financial Statement Concepts

As of December 25, 2011, we consider the following factors to be important in understanding our financial statements.

KGS’ business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS customers under fixed price contracts, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of FASB ASC Topic 605, Revenue Recognition (“Topic 605”). Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

Results of Operations

Comparison of Results for the Year Ended December 26, 2010 to the Year ended December 25, 2011

Revenues.  Revenues by operating segment for the years ended December 26, 2010 and December 25, 2011 are as follows (in millions):

	2010	2011	$ change	% change
Kratos Government Solutions Segment	$372.2	$601.7	$229.5	61.7%
Public Safety & Security Segment	36.3	112.2	75.9	209.1%
Total revenues	$408.5	$713.9	$305.4	74.8%

Revenues increased $305.4 million from $408.5 million in 2010 to $713.9 million in 2011. The increase in revenue from 2010 to 2011 as a result of our acquisitions was $375.1 million. In the KGS segment, our acquisitions contributed $299.7 million in increased revenue from 2010 to 2011. This increase, which in 2011 includes a full year of revenue for the acquisitions we made in 2010, was offset by a reduction of $70.2 million in revenue from our existing businesses as a result of increased competitive pricing pressure experienced in our legacy services businesses, resulting in the reduction of revenues, and to a lesser extent expected reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. Government. Certain of our businesses were also impacted by the Continuing Resolutions for the U.S. Government’s Fiscal 2011 and 2012 budgets, as well as contract award delays caused by competitor contract protests. In the PSS segment, the acquisition of HBE contributed $75.4 million of the $75.9 million increase.

Product sales, which are all from the KGS segment, increased $239.2 million from $123.7 million for the year ended December 26, 2010 to $362.9 million for the year ended December 25, 2011. As a percentage of total revenue, product revenues were 30.3% for the year ended December 26, 2010 as compared to 50.8% for the year ended December 25, 2011. This increase was primarily related to the acquisitions of Herley and Integral. Service revenue decreased in the KGS segment by $9.7 million from $248.5 million for the year ended December 26, 2010 to $238.8 million for the year ended December 25, 2011. The decrease in service revenue was primarily a result of our acquisition of Integral, which had service revenue of $48.6 million offset by decreases in revenue of $58.2 million due to increased competitive pricing pressures experienced in our legacy services businesses, resulting in the reduction of revenues, and to a lesser extent expected reductions of small business set aside contract work from companies we previously acquired and in-sourcing of our employees by the U.S. Government in certain of our businesses in the KGS segment. The increase in revenue in the PSS segment is a result of the acquisition of HBE.

As described in the “Critical Accounting Principles and Estimates” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units produced measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

Cost of revenues.  Cost of revenues increased $198.5 million, from $324.2 million for the year ended December 26, 2010 to $522.7 million for the year ended December 25, 2011. The increase in cost of revenues from 2010 to 2011 as a result of our acquisitions was $251.6 million. In the KGS segment, our acquisitions contributed $199.6 million of increased cost of revenues from 2010 to 2011. This increase, which in 2011 includes a full year of revenue for the acquisitions we made in 2010, was offset by a reduction of $49.3 million in cost of revenue from our existing businesses as a result of the reductions in our services revenue described previously. In the PSS segment, the acquisition of HBE contributed $52.0 million of the $53.8 million increase in cost of revenues.

Gross margin increased from 20.6% for the year ended December 26, 2010 to 26.8% for the year ended December 25, 2011. This was primarily the result of the increase in margin on product sales from 16.7% to 27.8% for the year’s ended December 26, 2010 and December 25, 2011, respectively. This increase was due primarily to the acquisitions of Herley and Integral in 2011. Gross margins on service revenues increased for the year ended December 26, 2010 as compared to December 25, 2011 from 22.3% to 25.7%, respectively, primarily due to the planned reductions of lower margin pass through work and the acquisition of Integral. Margins in the PSS segment decreased from 32.0% for the year ended December 26, 2010 to 30.0% for the year ended December 25, 2011 as a result of lower margins on our larger projects in the southwest division.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) increased $83.3 million from $57.3 million to $140.6 million for the years ended December 26, 2010 and December 25, 2011, respectively. This increase is primarily a result of our acquisitions, which had an increase in SG&A of $83.3 million and in 2011 includes a full year of SG&A for the acquisitions we made in 2010. Included in the SG&A expenses for 2010 and 2011 are amortization of purchased intangibles of $9.2 million and $38.0 million, respectively. The increase in amortization year over year was a result of a full year of amortization for our 2010 acquisitions as well as our 2011 acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 14.0% in 2010 to 19.7% in 2011. Excluding the impact of the amortization of purchased intangibles, SG&A expenses increased from 11.8% to 14.4% of revenues for 2010 and 2011, respectively, reflecting higher SG&A margins in our acquisitions as a result of their allocations of costs between SG&A and cost of revenues which was partially offset by leverage on our corporate SG&A as a result of increased revenues.

Research and development expenses.  Research and development expenses increased $6.4 million from $2.2 million for the year ended December 26, 2010 to $8.6 million for the year ended December 25, 2011. The increase is primarily a result of our acquisitions of Herley and Integral, which have higher research and development efforts due to their expanded product mix.

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

Other expense, net.  For the year ended December 26, 2010, net other expense was $21.2 million compared to net other expense of $51.1 million for the year ended December 25, 2011. The increase in other expense of $29.9 million is primarily related to an increase in interest expense of $28.8 million as a result of the $285.0 million in aggregate principal amount of 10% Senior Secured Notes issued in March 2011 primarily used to fund the Herley acquisition, the issuance of $115.0 million in aggregate principal amount of 10% Senior Secured Notes in July 2011 to fund the acquisition of Integral, and the full year impact of the $225 million in aggregate principal amount of 10% Senior Secured Notes issued in May 2010, to fund the Gichner acquisition and to refinance our existing indebtedness.

Provision (benefit) for income taxes.  The provision for income taxes increased from a benefit of $12.7 million on income of $1.9 million from continuing operations before income taxes for the year ended December 26, 2010 to a provision of $1.9 million on a loss before income taxes of $21.6 million for the year ended December 25, 2011. The benefit for the year ended December 26, 2010 was primarily related to the acquisitions of Gichner and DEI. In accordance with FASB ASC Topic 805 Business Combinations (“Topic 805”), we established deferred tax liabilities of approximately $18.2 million for the increase in the financial statement basis of the acquired assets of Gichner, and DEI, respectively. As a result of our ability to recognize deferred tax assets for certain of these deferred tax liabilities, we released the valuation allowances against our deferred tax assets and recognized an income tax benefit of $13.6 million. The provision for the year ended December 25, 2011 was primarily comprised of taxes of $3.1 million and $0.4 million for state and foreign current taxes, respectively, partially offset by a tax refund settlement of $2.1 million.

Loss from discontinued operations.  Loss from discontinued operations increased from $0.1 million to $0.7 million for the year ended December 26, 2010 and December 25, 2011, respectively. In 2010, the loss was primarily due to a reduction in liabilities as a result of the final settlement of sales and use tax liabilities related to our discontinued wireless deployment business partially offset by losses in the Southeast Division. In 2011, the loss was primarily due to the operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. Revenues generated by these businesses were approximately $2.2 million and $9.2 million for the year ended December 26, 2010 and

December 25, 2011, respectively. Loss before taxes was a loss of $1.0 million for the year ended December 26, 2010 and a loss of $1.3 million for the year ended December 25, 2011. For the year ended December 26, 2010 and December 25, 2011, we recognized a tax benefit of $0.8 million and $0.6 million, respectively, primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies. In August 2010, we divested our Southeast Division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

The following table presents the results of discontinued operations (in millions):

	Year ended December 26, 2010	Year ended December 25, 2011
Revenue	$2.2	$9.2
Loss before taxes	(0.9)	(1.3)
Benefit for income taxes	(0.8)	(0.6)
Net loss	$(0.1)	$(0.7)

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

As described in the “Critical Accounting Principles and Estimates” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units produced measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project’s percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the consolidated financial statements.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) increased $9.6 million from $47.7 million to $57.3 million for the years ended December 27, 2009 and December 26, 2010, respectively. The increase of $9.6 million was primarily due to an increase in costs of $12.5 million from the acquisitions of Gichner, DEI, SCT, and HBE offset by reduction in SG&A in our KGS segment. Included in the SG&A expenses for 2009 and 2010 are amortization of purchased intangibles of $5.7 million and $9.2 million, respectively. The increase in amortization year over year was primarily a result of the Gichner and DEI acquisitions. As a percentage of revenues, SG&A decreased from 14.3% in 2009 to 14.0% in 2010. Excluding the impact of the amortization of purchased intangibles, SG&A expenses decreased from 12.6% to 11.5% of revenues for 2009 and 2010, respectively, reflecting leverage on increased revenues.

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

Impairment of goodwill.  During the first quarter of 2009, we determined that a triggering event had occurred in accordance with Topic 350. This resulted in an impairment charge of $41.3 million during the first quarter of 2009. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples and our average stock price as of February 28, 2009, compared with the impairment test performed as of December 28, 2008. In our analysis, we use the income approach and validate its reasonableness by comparing to the market approach and by considering our market capitalization based upon an average of our stock price for a period prior to and subsequent to the date we performed our analysis. The average market price of our stock as of February 28, 2009 was $7.80, which equates to a 39% drop in our average stock price and corresponding market capitalization from December 28, 2008, which had an average stock price of $12.90. We reconcile the fair value of our reporting units to our market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, our discount factor which is based upon an estimated market participant weighted average cost of capital (“WACC”) increased 300 basis points from 14% in our year end impairment test in 2008 as compared to 17% in our 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that we recorded in the first quarter of 2009.

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

Liquidity and Capital Resources

As of December 25, 2011, we had consolidated cash and cash equivalents of $69.6 million, consolidated long-term and short-term debt, including capital lease obligations, of $655.9 million, and consolidated stockholders’ equity of $312.6 million. Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility. Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components.

Cash provided by operating activities

A summary of our net cash provided by operating activities from continuing operations from our consolidated statements of cash flows is as follows (in millions):

	Year Ended
	December 27, 2009	December 26, 2010	December 25, 2011
Net cash provided by operating activities from continuing operations	$26.2	$28.3	$5.2

Our cash provided by operating activities was impacted by interest and transaction expenses we paid related to the completion of strategic acquisitions in 2010 and 2011. We paid $7.7 million, $15.4 million and $46.2 million in interest expense in 2009, 2010 and 2011, respectively. The increase in interest expense paid from 2009 to 2010 was a result of the $225 million in 10% Senior Secured Notes we issued on May 29, 2010 to fund our acquisition of Gichner. The increase in interest expense paid from 2010 to 2011 was a result of the $285.0 million in 10% Senior Secured Notes we issued on March 25, 2011 to fund the acquisition of Herley and the issuance of $115.0 million in 10% Senior Secured Notes we issued on July 27, 2011 to fund the acquisition of Integral, as well as a full years impact of the $225.0 million of 10% Senior Secured Notes we issued in May 2010. Cash provided by operating activities in 2010 and 2011 also includes $3.1 million and $27.8 million, respectively, in transaction costs paid related to our acquisitions. See Note 3 and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our acquisitions and debt. Excluding the payment of transaction expenses, cash provided by operating activities was $26.2 million, $31.4 million, and $33.0 million in 2009, 2010 and 2011, respectively.

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

In 2011, we acquired three companies in cash and equity transactions. We paid cash of approximately $248.9 million for Herley, net of cash acquired of $21.8 million. We paid approximately $124.6 million for the cash portion of the purchase of Integral common stock and options and to retire Integral’s existing debt and capital leases, net of cash acquired of $6.8 million. We paid approximately $17.3 million in cash, net of cash acquired of $1.4 million for the acquisition of SecureInfo. In addition, we also paid $0.3 million to the SCT shareholders as SCT’s indemnification obligations as set forth in the SCT Agreement were met.

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

During the year ended December 26, 2010, cash provided by financing activities was also primarily related to the proceeds from the offering of 10% Senior Secured Notes in the aggregate amount of $225.0 million on May 19, 2010. The proceeds were primarily used to finance the acquisitions of Gichner and DEI, as well as, refinance our senior secured credit facility with KeyBank National Association (“KeyBank”) and Bank of America, N.A.

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

Cash used in discontinued activities

A summary of cash used in discontinued operations are summarized as follows (in millions):

	Year Ended
	December 27, 2009	December 26, 2010	December 25, 2011
Operating cash flows	$(3.4)	$(0.1)	$(2.7)

Cash used in discontinued operations

Operating cash flows used by discontinued operations are primarily due to the Southeast Division of PSS in 2009 and 2010 and the operations of the non-core businesses from the Integral acquisition that have been classified as held for sale in 2011.

10% Senior Secured Notes due 2017

In order to fund our acquisitions in 2010 and 2011, we have issued equity as discussed above and increased our leverage through a series of financing transactions.

On May 19, 2010, we entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB (“Wilmington Trust”), as trustee and collateral agent (as amended, the “Indenture”) to issue 10% Senior Secured Notes due 2017 (“Notes”). As of December 25, 2011, we have issued $625.0 million in aggregate principal amount of Notes under this Indenture. The Notes were issued in three separate offerings, each as described more fully below. The Notes have been used to fund acquisitions and for general corporate purposes. They are secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Notes have a second priority lien to the $90.0 million credit facility described below.

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

Other Liquidity Matters

We intend to fund our cash requirements with cash flows from operating activities and borrowings under the Amended Revolver. We believe these sources should be sufficient to meet our cash needs for at least the next 12 months. As discussed in Item 1A, “Risk Factors” contained within this Annual Report, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants which, if not waived, could limit our liquidity and capital resources.

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

A portion of our fixed price completion contracts are within the scope of Topic 605. For these contracts, revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances, when our customers have requested that we commence work prior to receipt of the contract award and funding we have incurred costs related to that specific anticipated contract, and we believe recoverability of the costs is probable, we may defer those costs incurred until the associated contract has been awarded and funded by the customer.

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

It is our policy to review any arrangement containing software or software deliverables and services against the criteria contained in FASB ASC Topic 985, Software (“Topic 985”) and related technical practice aids. Under the provisions of Topic 985, we review the contract value of software deliverables and services and determine allocations of the contract value based on Vendor Specific Objective Evidence (“VSOE”). All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

Our contracts may include the provision of more than one of our services (“multiple element arrangements”). In these situations, we apply the guidance of Topic 605. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

For multiple element arrangements that include hardware products containing software essential to the hardware products’ functionality, undelivered software elements that relate to the hardware products’ essential software, and undelivered non-software services, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to obtain TPE of selling price. ESP reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to major product groupings, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with our management, taking into consideration our marketing strategy.

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

Long-lived and Intangible Assets.  We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360 Property, Plant, and Equipment (“Topic 360”). Topic 360 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. Topic 360 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

We have established certain accruals in connection with indemnities and other contingencies from our acquisitions. These accruals and subsequent adjustments have been recorded during the purchase price allocation period for acquisitions. The accruals were determined based upon the terms of the purchase or sales agreements and, in most cases; involve a significant degree of judgment. Management has recorded these accruals in accordance with its interpretation of the terms of the purchase or sale agreements, known facts, and an estimation of probable future events based on management’s experience. Any changes to recorded estimates will be recognized through earnings.

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

We perform impairment tests for goodwill as of the last day of our fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we estimate the fair value of each of our reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow (“DCF”) method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. We reconcile the fair value of our reporting units to our market capitalization by calculating our market capitalization based upon an average of our stock price prior to and subsequent to the date we perform our analysis and assuming a control premium.

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

•                  We use estimates of market participant weighted average cost of capital (“WACC”) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. The significant assumptions within our WACC are: (a) equity risk premium, (b) beta, (c) size premium adjustments, (d) cost of debt and (e) capital structure assumptions. In addition, we use a company specific risk adjustment which is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors which may make it more “risky” relative to the industry.

•                  Recent historical market multiples are used to estimate future market pricing.

•                  We use an estimated control premium in reconciling the aggregate value of our reporting units to our market capitalization. As discussed in Topic 350, control premiums may effectively cause a company’s aggregate fair value of its reporting unit(s) to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. As a result, the measurement of fair value of an entity with a collection of assets and liabilities that operate together to produce cash flows is different from the fair value measurement of that entity’s individual securities, hence, the reason a control premium is paid.

While our methodology for evaluating goodwill and intangibles for impairment has always used the income and market approach, in the past the market approach was used solely to validate that the fair value derived from the income approach was comparable to its market peers. In 2011, we used a weighting of the income and market approach to derive the fair value of our reporting units which resulted in a more conservative fair value. As of December 25, 2011 the fair value of the PSS reporting unit substantially exceeded its carrying value and the fair value of the KGS reporting unit exceeded its carrying value by 3.5%. The goodwill of the PSS and KGS reporting units are $33.0 million and $538.6 million, respectively.

As a result of the assumptions used in our analyses, several factors could result in impairment of our $571.6 million goodwill and $124.6 million long-lived intangibles in future periods, including but not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

Accounting for income taxes and tax contingencies.  Topic 740 provides the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements. Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

We have a valuation allowance at December 25, 2011, due to management’s overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

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

Accrual for partial self-insurance.  We maintain an accrual for our health and workers’ compensation partial self-insurance, which is a component of total accrued expenses in our consolidated balance sheets. Management determines the adequacy of these accruals based on a monthly evaluation of our historical experience and trends related to both medical and workers compensation claims and payments, information provided to us by our insurance broker, industry experience and average lag period in which claims are paid. If such information indicates that our accruals require adjustment, we will, correspondingly, revise the assumptions utilized in our methodologies and reduce or provide for additional accruals as deemed appropriate. We also carry stop-loss insurance that provides coverage limiting our total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical and workers compensation limits per claim are $50,000 - $85,000 and $250,000 - $350,000, respectively, depending upon the plan year.

Contingencies and litigation.  We are currently involved in certain legal proceedings. We estimate a range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with FASB ASC Topic 450 Contingencies. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations. See Item 3 “Legal Proceedings” contained within this Annual Report for additional information.

Stock-based Compensation.  We account for stock-based compensation arrangements in accordance with the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“Topic 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

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

Recently Issued Accounting Pronouncement

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350) (ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance will result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)(“ASU 2011-05”). ASU No. 2011-5 revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. ASU 2011-05 is required to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. We elected early adoption which did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 requires the disclosure of quantitative information about unobservable inputs used in the valuation processes, and a qualitative discussion around the sensitivity of the measurements. The guidance in ASU 2011-04 is to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not expect that the provisions of the new guidance will have a material effect on our consolidated financial statements.

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

Scope of Management’s Report on Internal Control over Financial Reporting

As described throughout this Annual Report, during the year ended December 25, 2011 we acquired SecureInfo, Integral and Herley, each of which is now a wholly-owned subsidiary of ours. While our financial statements for the year ended December 25, 2011 include the results of (i) SecureInfo from the November 15, 2011 acquisition date through December 25, 2011, (ii) Integral from the July 27, 2011 acquisition date through December 25, 2011, and (iii) Herley from the March 25, 2011 acquisition date through December 25, 2011, in each case as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of the internal control over financial reporting for SecureInfo, Integral or Herley. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 25, 2011 does not extend to the internal control over financial reporting for SecureInfo, Integral or Herley.

We are currently integrating policies, processes, technology and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. SecureInfo constituted $20.5 million of total assets as of December 25, 2011 and $1.9 million of revenues for the year then ended. Integral constituted $324.5 million of total assets as of December 25, 2011 and $87.3 million of revenues for the year then ended. Herley constituted $300.3 million of total assets as of December 25, 2011 and $150.8 million of revenues for the year then ended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Kratos Defense & Security Solutions, Inc.

We have audited Kratos Defense & Security Solutions, Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Herley Industries, Inc., Integral Systems, Inc. and SecureInfo Corporation, wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting 53.1% and 33.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2011. As indicated in Management’s Report, Herley Industries, Inc., Integral Systems, Inc. and SecureInfo Corporation were acquired during 2011 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Herley Industries, Inc., Integral Systems, Inc. and SecureInfo Corporation.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. as of December 26, 2010 and December 25, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2011 and our report dated

March 7, 2012 (except for the retrospective adjustments as discussed in Note 1(b), and for Note 17, as to which the date is December 7, 2012), expressed an unqualified opinion.

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

(a)(3)                  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1†	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among Kratos Defense & Security Solutions, Inc., White Shadow, Inc. and SYS.	8-K	02/22/08	2.1

2.2†	Stock Purchase Agreement, dated as of April 12, 2010, by and between Kratos Defense & Security Solutions, Inc. and the Stockholders of Gichner Holdings, Inc.	8-K	04/12/10	2.1

2.3†	Agreement and Plan of Merger, dated October 5, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	10/07/10	2.1

2.4	Amendment to the Agreement and Plan of Merger, dated November 13, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	11/15/10	2.1

2.5†	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc.	424	02/08/11	n/a

2.6†	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub, Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/11	2.1

3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01	4.1

3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/12/07	3.1

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/09	3.1

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/01	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/02	4.1

3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/04	3.1

3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/11	3.1

4.1	Specimen Stock Certificate.	10-K	12/26/10	4.1

4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/04	4.1

4.3	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/10	4.1

4.4	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guarantors listed on Exhibit A thereto and Wilmington Trust FSB.	8-K	02/07/11	10.2

4.5	Supplemental Indenture, dated April 1, 2011, among the Guaranteeing Subsidiaries named therein and Wilmington Trust FSB, as Trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the Guarantors party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/07/11	4.1

4.6	Third Supplemental Indenture, date April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guaranteeing Subsidiaries named therein and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the Guarantors party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/20/11	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.7	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association (as successor my merger to Wilmington Trust FSB), as Trustee and Collateral Agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the Guarantors party thereto and Wilmington Trust, FSB, as Trustee and Collateral Agent.	8-K	07/29/11	4.1

4.8	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/10	10.4

4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 Exchange Offer)	S-4	06/28/10	4.1

4.10	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes)	8-K	03/29/11	4.1

4.11	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of Mach 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/07/11	4.2

4.12	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/11	4.2

4.13	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 Exchange Offer)	S-4	06/07/11	4.2

4.14	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 Exchange Offer)	S-4	10/25/11	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.15	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/11	4.2

10.1	Underwriting Agreement, dated October 5, 2010, by and between Kratos Defense & Security Solutions, Inc. and B. Riley & Co., LLC.	8-K	10/07/10	1.1

10.2	Commitment Letter, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc. and Jefferies Group, Inc., Key Capital Corporation and OPY Credit Corp.	8-K	02/07/11	10.1

10.3	Underwriting Agreement, dated February 8, 2011, between Kratos Defense & Security Solutions, Inc. and Jefferies & Company, Inc., as representative of the several underwriters named in Schedule A thereto.	8-K	02/08/11	1.1

10.4#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	06/26/11	10.8

10.5#	2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00	10.2

10.6#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	09/30/00	10.3

10.7#	Nonqualified Deferred Compensation Plan.	10-K	12/31/05	10.44

10.8#	2005 Equity Incentive Plan.	S-8	08/01/05	99.1

10.9#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/05	99.2

10.10#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the 2005 Equity Incentive Plan.	8-K	01/17/07	99.3

10.11#	Herley Industries, Inc. 1996 Stock Option Plan.	S-8	04/08/11	4.10

10.12#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/11	4.11

10.13#	Herley Industries, Inc. 1998 Stock Option Plan.	S-8	04/08/11	4.12

10.14#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/11	4.13

10.15#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/11	4.14

10.16#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/11	4.15

10.17#	Integral Systems, Inc. Amended and Restated 2002 Stock Option Plan.	S-8	10/25/11	4.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.18#	Integral Systems, Inc. 2008 Stock Incentive Plan.	S-8	10/25/11	4.11

10.19#	2011 Equity Incentive Plan.	DEF 14A	04/15/11	n/a

10.20#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/11	10.1

10.21#	Employment Agreement, dated as of August 4, 2010, by and between Kratos Government Solutions, Inc. and Richard Selvaggio.	10-K	12/26/10	10.14

10.22#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Richard Selvaggio.	10-Q	06/26/11	10.7

10.23#	Employment Agreement, dated as of July 22, 2010, by and between Kratos Government Solutions, Inc. and David Carter.	10-K	12/26/10	10.15

10.24#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and David Carter.	10-Q	09/25/11	10.9

10.25#	Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between Kratos Government Solutions, Inc. and Phil Carrai.	10-K	12/26/10	10.16

10.26#	First Amendment to Amended and Restated Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Phil Carrai	10-Q	06/26/11	10.6

10.27#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	06/26/11	10.3

10.28#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	06/26/11	10.4

10.29#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Laura Siegal.	10-Q	06/26/11	10.5

10.30#	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deborah S. Butera.	10-Q	09/25/11	10.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.31#	Employment Agreement, dated as of August 4, 2011, by and between Kratos Public Safety & Security Solutions, Inc. and Ben Goodwin.	10-Q	09/25/11	10.10

10.32	Settlement Agreement and General Release of Claims, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, Field Point III, Ltd. and SPF CDO I, Ltd.	10-Q	09/27/09	10.1

10.33	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc. (Sublessor) and Kratos Defense & Security Solutions, Inc. (Sublessee).	10-K	12/27/09	10.26

10.34	Purchase Agreement, dated as of May 12, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/10	10.1

10.35	Security Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Collateral Agent.	8-K	05/25/10	10.2

10.36	Intercreditor Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Wilmington Trust FSB, as Indenture Agent, and KeyBank National Association, as Credit Facility Agent.	8-K	05/25/10	10.3

10.37	Credit Agreement, dated as of March 3, 2010, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, Bank of America, N.A., as Syndication Agent and Lender, and the other financial institutions parties thereto with Keybanc Capital Markets and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Runners.	8-K	03/08/10	10.1

10.38	First Amendment Agreement, dated as of December 13, 2010, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	12/16/10	10.1

10.39	Second Amendment Agreement, dated as of February 7, 2011, among Kratos Defense & Security solutions, the Lenders named therein and KeyBank National Association.	8-K	02/07/11	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.40	Purchase Agreement, dated March 22, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets, Inc. and Oppenheimer & Co. Inc.	8-K	03/29/11	10.1

10.41	Security Agreement, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, Lanza Acquisition Co. and Wilmington Trust FSB, as Collateral Agent.	8-K	03/29/11	10.2

10.42	Credit and Security Agreement, dated as of May 19, 2010, as amended and restated as of July 27, 2011, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	07/29/11	10.1

10.43	First Amendment Agreement, dated as of November 14, 2011, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and Key Bank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	11/18/11	10.1

10.44	Purchase Agreement, dated July 14, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC, as amended by that certain Joinder Agreement, dated July 27, 2011.	10-Q	09/25/11	10.2

10.45	Stipulation and Agreement of Settlement of Derivative Claims, dated as of January 5, 2010.	10-K	12/27/09	10.6

21.1	List of Subsidiaries.	10-K	12/25/11	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

101**

The following financial information from Amendment No. 1 to the Annual Report on Form 10-K/A of Kratos Defense & Security Solutions, Inc. for the year ended December 25, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date: December 7, 2012

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ERIC M. DEMARCO	President, Chief Executive Officer and Director (Principal Executive Officer)	December 7, 2012
Eric M. DeMarco

/s/ DEANNA H. LUND	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	December 7, 2012
Deanna H. Lund

/s/ LAURA L. SIEGAL	Vice President and Corporate Controller (Principal Accounting Officer)	December 7, 2012
Laura L. Siegal

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Kratos Defense & Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. as of December 26, 2010 and December 25, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been revised to give effect to certain retrospective adjustments as discussed in Note 1(b) and for the addition of Note 17.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kratos Defense & Security Solutions, Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Diego, California

March 7, 2012 (except for the retrospective adjustments as discussed in Note 1(b), and for Note 17, as to which the date is December 7, 2012)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Balance Sheets

December 26, 2010 and December 25, 2011

(in millions, except par value and number of shares)

	2010	2011
Assets
Current assets:
Cash and cash equivalents	$10.8	$69.6
Restricted cash	8.5	1.1
Accounts receivable, net	125.8	245.3
Inventoried costs	25.9	76.6
Income taxes receivable	2.3	2.9
Prepaid expenses	7.1	12.7
Other current assets	2.7	3.1
Current assets of discontinued operations	0.5	9.7
Total current assets	183.6	421.0
Property and equipment, net	28.4	72.5
Goodwill	226.8	571.6
Intangibles, net	89.1	124.6
Other assets	7.8	23.9
Long-term assets of discontinued operations	—	2.4
Total assets	$535.7	$1,216.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43.6	$48.8
Accrued expenses	21.4	50.7
Accrued compensation	21.7	39.8
Billings in excess of costs and earnings on uncompleted contracts	17.2	36.2
Deferred income tax liability	—	8.5
Acquisition related holdback payments	8.1	—
Other current liabilities	3.4	21.9
Current portion of long-term debt	—	1.0
Current portion of capital lease obligations	0.6	0.6
Current liabilities of discontinued operations	2.1	6.3
Total current liabilities	118.1	213.8
Long-term debt, net of current portion	225.0	630.8
Long-term debt premium	—	22.8
Capital lease obligations, net of current portion	1.1	0.7
Deferred income tax liability	11.6	2.5
Other long-term liabilities	8.6	32.3
Long-term liabilities of discontinued operations	1.4	0.5
Total liabilities	365.8	903.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized Series B Convertible Preferred Stock, $.001 par value, 10,000 shares outstanding at December 26, 2010 and 0 shares outstanding at December 25, 2011 (liquidation preference $5.0 million at December 26, 2010) (see note 11)	—	—
Common stock, $.001 par value, 195,000,000 shares authorized; 18,616,023 and 32,421,135 shares issued and outstanding at December 26, 2010 and December 25, 2011, respectively	—	—
Additional paid-in capital	553.5	720.6
Accumulated other comprehensive loss	—	(0.2)
Accumulated deficit	(383.6)	(407.8)
Total stockholders’ equity	169.9	312.6
Total liabilities and stockholders’ equity	$535.7	$1,216.0

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITIES SOLUTIONS, INC.

Consolidated Statements of Operations

Years ended December 27, 2009, December 26, 2010, and December 25, 2011

(in millions, except per share amounts)

	2009	2010	2011
Service revenues	$314.0	$284.8	$351.0
Product sales	20.5	123.7	362.9
Total revenues	334.5	408.5	713.9
Cost of service revenues	255.7	221.2	260.7
Cost of product sales	15.2	103.0	262.0
Total costs	270.9	324.2	522.7
Gross profit	63.6	84.3	191.2
Selling, general and administrative expenses	47.7	57.3	140.6
Research and development expenses	1.8	2.2	8.6
Recovery of unauthorized issuance of stock options, stock option investigation and related fees, and litigation settlement	(0.2)	(1.4)	—
Impairment of goodwill	41.3	—	—
Merger and acquisition expenses	—	3.1	12.5
Operating income (loss) from continuing operations	(27.0)	23.1	29.5
Other expense:
Interest expense, net	(10.4)	(22.3)	(51.1)
Other income, net	0.1	1.1	—
Total other expense, net	(10.3)	(21.2)	(51.1)
Income (loss) from continuing operations before income taxes	(37.3)	1.9	(21.6)
Provision (benefit) for income taxes from continuing operations	1.0	(12.7)	1.9
Income (loss) from continuing operations	(38.3)	14.6	(23.5)
Loss from discontinued operations	(3.2)	(0.1)	(0.7)
Net income (loss)	$(41.5)	$14.5	$(24.2)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(2.76)	$0.88	$(0.86)
Loss from discontinued operations	(0.23)	(0.01)	(0.02)
Net income (loss) per common share:	$(2.99)	$0.87	$(0.88)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(2.76)	$0.87	$(0.86)
Loss from discontinued operations	(0.23)	(0.01)	(0.02)
Net income (loss) per common share:	$(2.99)	$0.86	$(0.88)
Weighted average common shares outstanding:
Basic	13.9	16.6	27.4
Diluted	13.9	16.9	27.4
Net income (loss) from above	$(41.5)	$14.5	$(24.2)
Other comprehensive income:
Change in cumulative translation adjustment net of tax expense of $0	—	—	0.1
Postretirement benefit reserve adjustment net of tax expense of $0	—	—	(0.3)
Other comprehensive loss, net of tax	—	—	(0.2)
Comprehensive income (loss)	$(41.5)	$14.5	$(24.4)

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 27, 2009, December 26, 2010, and December 25, 2011

(in millions)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 28, 2008	—	$—	12.8	$—	$503.5	$—	$(356.6)	$146.9
Issuance of common stock for employee stock purchase plan, options and warrants	—	—	0.1	—	0.4	—	—	0.4
Common stock issued for acquisitions	—	—	—	—	0.1	—	—	0.1
Stock options issued for acquisitions	—	—	2.6	—	17.5	—	—	17.5
Paid in capital and common stock issued for contingent consideration	—	—	0.3	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	—	—	(41.5)	(41.5)
Balance, December 27, 2009	—	—	15.8	—	523.0	—	(398.1)	124.9
Issuance of common stock for employee stock purchase plan, options and warrants	—	—	0.3	—	1.7	—	—	1.7
Issuance of common stock for cash	—	—	2.5	—	24.7	—	—	24.7
Fair value of options assumed for acquisition	—	—	—	—	1.7	—	—	1.7
Stock-based compensation	—	—	—	—	1.9	—	—	1.9
Conversion of convertible notes	—	—	—	—	0.5	—	—	0.5
Net income	—	—	—	—	—	—	14.5	14.5
Balance, December 26, 2010	—	—	18.6	—	553.5	—	(383.6)	169.9
Issuance of common stock for employee stock purchase plan and options	—	—	0.4	—	2.0	—	—	2.0
Issuance of common stock for cash	—	—	4.9	—	61.1	—	—	61.1
Issuance of common stock for acquisitions	—	—	10.4	—	109.7	—	—	109.7
Fair value of options assumed for acquisitions	—	—	—	—	1.9	—	—	1.9
Stock-based compensation	—	—	—	—	3.3	—	—	3.3
Redemption of Series B Convertible Preferred Stock	—	—	0.1	—	—	—	—	—
Common stock repurchased	—	—	(2.0)	—	(10.9)	—	—	(10.9)
Net loss	—	—	—	—	—	—	(24.2)	(24.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.2)	—	(0.2)
Balance, December 25, 2011	—	$—	32.4	$—	$720.6	$(0.2)	$(407.8)	$312.6

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows

Years ended December 27, 2009, December 26, 2010, and December 25, 2011

(in millions)

	2009	2010	2011
Operating activities:
Net income (loss)	$(41.5)	$14.5	$(24.2)
Less: Loss from discontinued operations	(3.2)	(0.1)	(0.7)
Income (loss) from continuing operations	(38.3)	14.6	(23.5)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	8.3	12.9	48.0
Deferred income taxes	—	(14.4)	(0.1)
Accrual for litigation settlement	(0.5)	—	—
Goodwill impairment charges	41.3	—	—
Amortization of premium on Senior Secured Notes	—	—	(2.8)
Amortization of deferred financing costs	0.7	5.0	3.8
Provision for doubtful accounts	0.4	0.4	1.8
Stock-based compensation	1.7	1.9	3.3
Mark to market on swaps	(0.1)	(1.0)	(0.3)
Change in accrual for excess facilities	0.6	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17.4	2.9	(14.4)
Inventoried costs	0.2	2.9	4.3
Prepaid expenses	1.3	(2.9)	1.4
Other assets	4.6	3.2	1.3
Accounts payable	1.8	8.7	(15.8)
Accrued expenses	(4.0)	(9.4)	4.1
Accrued compensation	1.4	3.4	(3.8)
Billings in excess of costs and earnings on uncompleted contracts	(3.9)	3.2	(1.8)
Accrual for contingent acquisition consideration	(0.1)	—	—
Income tax receivable and payable	0.5	(0.3)	(0.2)
Other liabilities	(7.1)	(2.8)	(0.1)
Net cash provided by operating activities from continuing operations	26.2	28.3	5.2
Investing activities:
Cash paid for acquisitions, net of cash acquired	(1.1)	(206.5)	(391.1)
Cash paid for contingent acquisition consideration	(3.6)	(0.4)	—
Proceeds (payments) from the disposition of discontinued operations	(2.4)	0.1	—
Cash transferred from (to) restricted cash	—	(0.1)	3.0
Capital expenditures	(0.4)	(2.3)	(7.5)
Net cash used in investing activities from continuing operations	(7.5)	(209.2)	(395.6)

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Continued)

Years ended December 27, 2009, December 26, 2010, and December 25, 2011

(in millions)

	2009	2010	2011
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	$17.5	$24.7	$61.1
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	0.6	1.7	2.0
Proceeds from issuance of long-term debt	—	225.0	425.7
Payments of subordinated debt	(2.1)	(0.5)	—
Borrowings under credit facility	22.5	61.9	—
Repayments under credit facility	(46.9)	(119.6)	(2.7)
Repayment of capital lease obligations	(0.2)	(0.3)	(0.7)
Purchase of treasury stock	—	—	(10.9)
Debt issuance costs	(0.5)	(11.0)	(22.1)
Net cash provided by (used in) financing activities from continuing operations	(9.1)	181.9	452.4
Net cash flows from continuing operations	9.6	1.0	62.0
Net operating cash flows from discontinued operations	(3.4)	(0.1)	(2.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)
Net increase in cash and cash equivalents	6.2	0.9	58.8
Cash and cash equivalents at beginning of year	3.7	9.9	10.8
Cash and cash equivalents at end of year	$9.9	$10.8	$69.6
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7.7	$15.4	$46.2
Net cash paid during the year for income taxes	$0.3	$0.9	$1.5
Non-cash investing and financing activities:
Common stock and stock options issued for acquisitions	$—	$24.7	$111.6
Paid-in capital for contingent acquisition consideration	$(0.3)	$—	$—
Liability for contingent cash consideration	$—	$5.8	$1.8
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$—	$304.9	$731.3
Liabilities assumed in acquisitions	$—	$87.6	$197.2

See accompanying notes to Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies

(a)           Description of Business

Kratos Defense & Security Solutions, Inc. (“Kratos” or the “Company”) is a specialized national security technology business providing mission critical products, services and solutions for U.S. national security priorities. Kratos’ core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Its principal products and services are related to, but are not limited to: electronic attack and electronic warfare platforms; tactical missile systems; strategic deterrence systems; Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”); related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; satellite communication systems and radio frequency interference detection and prevention; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for ballistic missile defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems; and advanced network engineering and information technology (“IT”) services.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company operates in two principal business segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). The Company organizes its business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report on Form 10-K (this “Annual Report”) are presented in a manner consistent with its operating structure. For additional information regarding the Company’s operating segments, see Note 14 of the Notes to the Consolidated Financial Statements. From a customer and solutions perspective, Kratos views its business as an integrated whole and leverages skills and assets wherever possible.

(b)           Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Kratos and its wholly-owned subsidiaries for which all intercompany transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the “Company.”

In June 2012, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals of the non-core businesses acquired in the Integral acquisition. In accordance with FASB ASC Topic 205, Presentation of Financial Statements (“Topic 205”), these businesses  have been classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements. See Note 9.

In addition, because the Company is reissuing its consolidated financial statements, FASB ASC Topic 805, Business Combinations (“Topic 805”) requires that the Company retrospectively revise its consolidated financial statements to reflect certain adjustments. As such, the Company has retrospectively adjusted Goodwill for purchase price adjustments in the amount of $0.4 million at the acquisition date. See Notes 2 and 3.

Interest payable of approximately $2.0 million and $5.1 million as of December 26, 2010 and December 25, 2011, respectively, which was previously included within accounts payable has been reclassified to other current liabilities in the 2010 and 2011 consolidated balance sheets to conform with the presentation in the consolidated financial statements issued subsequent to December 25, 2011. See Note 1 (d).

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

In addition, interest payable of approximately $2.0 million and $5.1 million as of December 26, 2010 and December 25, 2011, respectively, which was previously included within accounts payable has been reclassified to other current liabilities in the 2010 and 2011 consolidated balance sheets to conform with the presentation in the consolidated financial statements issued subsequent to December 25, 2011.

(e)           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, accruals for partial self-insurance, contingencies and litigation, contingent acquisition consideration, stock-based compensation and business combination purchase price allocations. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

The Company has three basic categories of fixed price contracts: fixed unit price, fixed price-level of effort, and fixed price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), specifically Topic 605-10-S99, which generally requires revenue to be deferred until all of the following have

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

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

In accounting for the Company’s long-term contracts for production of products provided to the U.S. Government, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect the Company’s gross margins for the period in which the contract is modified or cancelled. Under certain circumstances, a cancellation or negative modification could result in the Company having to reverse revenue that was recognized in a prior period, thus significantly reducing the amount of revenues recognized for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to gross margins. Material differences

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates.

It is the Company’s policy to review any arrangement containing software or software deliverables and services against the criteria contained in FASB ASC Topic 985, Software (“Topic 985”). Under the provisions of Topic 985, the Company reviews the contract value of software deliverables and services and determines allocations of the contract value based on vendor-specific objective evidence (“VSOE”) of fair value for each of the elements. All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

The Company’s contracts may include the provision of more than one of its services (“multiple element arrangements”). In these situations, the Company applies the guidance of Topic 605. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

For multiple element arrangements that include hardware products containing software essential to the hardware products’ functionality, undelivered software elements that relate to the hardware products’ essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is unable to obtain TPE of selling price. ESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to major product groupings, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with management, taking into consideration the Company’s marketing strategy.

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

For federal contracts, the Company follows U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if different assumptions were used or if the underlying circumstances were to change. The Company closely monitors compliance with, and the consistent application of its critical accounting policies related to contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any significant changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are scrutinized for compliance with regulatory standards by the Company’s personnel, and are subject to audit by the Defense Contract Audit Agency.

From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As of December 26, 2010 and December 25, 2011, approximately $4.4 million and $7.8 million, respectively, of the Company’s unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

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

(i)            Derivative Instruments

In managing interest rate risk exposure, the Company entered into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notational amount by one party in exchange for a floating rate times the same notational amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with FASB ASC Topic 815, Derivatives and Hedging, the Company recognizes interest rate swap agreements on the consolidated balance sheets at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable (“Hedge Accounting”).

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

In accordance with the recognition standards established by FASB ASC Topic 740, Income Taxes (“Topic 740”), the Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated balance sheets.

(l)            Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“Topic 718”). All of the Company’s stock compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the remaining vesting period of the options, which is generally zero to four years. The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually five to ten years. The Company has no awards with market or performance conditions. Compensation expense for stock issued under the Company’s

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

employee stock purchase plan is estimated at the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally six months.

For the years ended December 27, 2009, December 26, 2010 and December 25, 2011, there was no incremental tax benefit from stock options exercised in the periods. The Company recorded cash received from the exercise of stock options of $0.2 million in 2009, $1.0 million in 2010, and $1.3 million in 2011. The following table shows the amounts recognized in the consolidated financial statements for 2009, 2010 and 2011 for stock-based compensation expense related to stock options, stock awards and to stock options offered under the Company’s employee stock purchase plan (in millions).

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

(m)          Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition, credit agency reports, financial statements and overall current economic conditions. Additionally, on certain contracts whereby the Company performs services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until the project is completed. The Company periodically reviews all retainages for collectability and records allowances for doubtful accounts when deemed appropriate, based on its assessment of the associated credit risks. Changes to estimates of contract value are recorded as adjustments to revenue and not as a component of the allowance for doubtful accounts. Individual accounts receivable are written off to the allowance for doubtful accounts when the Company becomes aware of a specific customer’s inability to meet its financial obligation, and all collection efforts are exhausted.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

The following table outlines the balance of the Company’s Allowance for Doubtful Accounts for 2009, 2010 and 2011. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

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

The Company has restricted cash accounts of approximately $8.5 million at December 26, 2010 and $1.1 million at December 25, 2011. As of December 26, 2010, restricted cash consisted primarily of a seller escrow account related to the acquisition of Gichner Holdings, Inc. (“Gichner”) in the amount of $8.1 million, collateral for a credit card program, and a deposit relating to the run out of a now terminated self-insured workers compensation program. As of December 25, 2011, restricted cash consists primarily of grant funds which must be physically segregated in a separate bank account in accordance with the grant agreement.

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

(q)           Acquisitions

The Company accounts for business combinations using the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations (“Topic 805”). The Company allocates the purchase price of its acquisitions to the tangible and intangible assets, and liabilities including certain contingent liabilities acquired based upon their estimated fair values. The excess of purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred. Prior to fiscal 2009, the Company accounted for business combinations using the purchase method of accounting. Under the purchase method, the total purchase price, including transaction costs, was allocated to the acquired assets and liabilities based on their estimated fair value as of the date of acquisition.

(r)           Goodwill and Other Intangible Assets, Net

In accordance with the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (“Topic 350”), the Company performs impairment tests for goodwill as of the last day of each fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments’ operating income.

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

(t)            Fair Value of Financial Instruments

FASB ASC Topic 825, Financial Instruments requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt is based upon actual trading activity. The fair value of capital lease obligations is estimated based on quoted market prices for the same or similar obligations with the same remaining maturities.

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

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s billed and unbilled accounts receivable. The Company’s accounts receivable result from sales to customers within the U.S. Government, state and local agencies and with commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer’s financial condition and collateral is not required. Accounts receivable are recorded at the invoiced amount and do not bear interest. See Note 13 for a discussion of the Company’s significant customers.

The Company has outstanding 10% Senior Secured Notes with an aggregate principal amount of $625.0 million which is due on June 1, 2017. The Company pays interest at the rate of 10% per annum

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

semi-annually, in arrears, on June 1 and December 1 of each year. As of December 25, 2011, the principal amount of $625.0 million is outstanding under these Notes. In addition, the Company has $68.7 million available under its existing $90.0 million credit and security agreement. See Note 5 for a complete description of the Company’s debt.

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

(w)          Interest Expense, Net

Interest expense, net in the consolidated statements of operations is summarized in the following table (in millions):

	2009	2010	2011
Interest expense incurred primarily on the Company’s Senior Notes and previous credit facilities	$(10.6)	$(22.4)	$(51.2)
Miscellaneous interest income	0.2	0.1	0.1
Interest expense, net	$(10.4)	$(22.3)	$(51.1)

(x)           Foreign Currency Translation

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are generally translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss in the consolidated statements of stockholders’ equity.

The aggregate transaction loss included in determining net loss for the year ended December 25, 2011 was approximately $0.5 million, which is included in other income (expense), net on the

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

accompanying consolidated statements of operations. There was no transaction gain or loss included in determining net income (loss) for the years ended December 27, 2009 or December 26, 2010.

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance will result in a change in how the Company performs its goodwill impairment assessment; however, it will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

a single, continuous statement or two separate but consecutive statements. ASU 2011-05 is required to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. The Company elected early adoption which did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 requires the disclosure of quantitative information about unobservable inputs used in the valuation processes, and a qualitative discussion around the sensitivity of the measurements. The guidance in ASU 2011-04 is to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

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

In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow (“DCF”) method and the market approach, which estimates the fair value of its reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization by calculating its market capitalization based upon an average of its stock price prior to and subsequent to the date the Company performs its analysis and assuming a control premium. The Company uses these methodologies to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available (Level 3 hierarchy as defined by FASB ASC Topic 820 Fair Value Measurements and Disclosures (“Topic 820”). If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and Topic 350 prescribes the approach for determining the impairment amount, if any.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 2.   Goodwill and Other Intangible Assets (Continued)

During the first quarter of 2009, given the significant decline in the stock market in general and specifically the Company’s stock price and market capitalization, which declined 39% from an average stock price of $12.90 per share as of December 28, 2008 to $7.80 per share as of February 28, 2009, the Company performed an impairment test for goodwill in accordance with Topic 350 as of February 28, 2009. The test indicated that the book value for the KGS reporting unit exceeded the fair values of these businesses and resulted in the Company recording a charge totaling $41.3 million in the KGS segment in the first quarter of 2009, for the impairment of goodwill. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s average stock price as of February 28, 2009, compared with the test performed as of December 28, 2008. The Company’s forecasts of growth rates and operating margins had not changed as of February 28, 2009 as compared to the forecasts which were used as of December 28, 2008. The Company reconciled the fair value of its reporting units, which was calculated using the income approach to the Company’s market capitalization. As a result of this reconciliation, it was noted that investors were requiring a higher rate of return, and therefore, the discount factor which is based upon an estimated market participant weighted average cost of capital (“WACC”) increased 300 basis points from 14% in the Company’s year-end impairment test in 2008 as compared to 17% in the Company’s 2009 first quarter interim impairment test. This change was the key factor contributing to the $41.3 million goodwill impairment charge that was recorded in the first quarter of 2009.

While the Company’s methodology for evaluating goodwill and intangibles for impairment has always used the income and market approach, in the past the market approach was used solely to validate that the fair value derived from the income approach was comparable to its market peers. In December 2011, when the Company performed its annual impairment test for goodwill, the Company used a weighting of the income and market approach to derive the fair value of its reporting units which resulted in a more conservative fair value.

As of December 25, 2011 the fair value of the PSS reporting unit substantially exceeded its carrying value and the fair value of the KGS reporting unit exceeded its carrying value by 3.5%. Considering the relatively small excess of fair value over carrying value for the KGS segment and given the current market conditions and continued economic uncertainty in the U.S. defense industry as a result of the Budget Control Act, the fair value of the KGS reporting unit may deteriorate, resulting in an impairment of the goodwill in that unit. Due to continual changes in market and general business conditions, the Company cannot predict whether, and to what extent, its goodwill and long-lived intangible assets may be impaired in the future periods. Any resulting impairment loss could harm the Company’s profitability and financial condition.

The goodwill of the PSS and KGS reporting units are $33.0 million and $538.6 million, respectively.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 2.   Goodwill and Other Intangible Assets (Continued)

The changes in the carrying amounts of goodwill for the years ended December 26, 2010 and December 25, 2011, are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total Goodwill
Balance as of December 27, 2009	$—	$110.2	$110.2
Additions due to business combinations	32.4	83.8	116.2
Balance as of December 26, 2010	32.4	194.0	226.4
Retrospective adjustments	0.6	(0.2)	0.4
Balance as of December 26, 2010 after retrospective adjustments	33.0	193.8	226.8
Additions due to business combinations	—	346.7	346.7
Allocation to discontinued operations	—	(1.5)	(1.5)
Retrospective adjustments	—	(0.4)	(0.4)
Balance as of December 25, 2011	$33.0	$538.6	$571.6

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 2. Goodwill and Other Intangible Assets (Continued)

The aggregate amortization expense for finite-lived intangible assets was $5.7 million, $9.2 million and $38.0 million for the years ended December 27, 2009, December 26, 2010, and December 25, 2011, respectively. The increase in intangible assets in 2011 was a result of the Company’s acquisitions (see Note 3).

Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 25, 2011, is as follows (in millions):

Amortization Expense
2012	$34.2
2013	18.3
2014	16.7
2015	11.0
2016	6.3
Thereafter	13.6
$100.1

Note 3. Acquisitions

SecureInfo Corporation

On November 15, 2011 the Company acquired SecureInfo Corporation (“SecureInfo”) for $18.7 million in cash which does not include an estimated $1.5 million in potential earn-out to be paid in the first half of 2012. The estimated amount for the additional consideration is expected to be paid in the first half of 2012. Upon completion of the SecureInfo transaction, the Company deposited $1.8 million of the purchase price (“the holdback”) into an escrow account as security for SecureInfo’s indemnification obligations as set forth in the SecureInfo purchase agreement. In addition, the SecureInfo purchase agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the SecureInfo purchase agreement) exceeded $2.2 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $2.2 million. The SecureInfo working capital was $2.1 million and the Company and SecureInfo agreed to a working capital adjustment of $0.1 million.

Based in northern Virginia, SecureInfo is a cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the Department of Defense, the Department of Homeland Security and large commercial customers, including market leading cloud computing service providers. SecureInfo is part of the Company’s KGS segment.

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

The amounts of revenue and operating income of SecureInfo included in the Company’s consolidated statement of operations for the year ended December 25, 2011 was $1.9 million and $0.1 million, respectively.

Integral Systems, Inc.

On July 27, 2011, the Company acquired Integral in a cash and stock transaction valued at $241.1 million. The acquisition was completed with an aggregate cash payment of $131.4 million, the issuance of approximately 10.4 million shares of Kratos common stock valued at $108.7 million, and the issuance of replacement stock options with a fair value of $1.0 million.

To fund the cash portion of the acquisition, on July 27, 2011, the Company issued $115.0 million aggregate principal amount of 10% Senior Secured Notes due 2017. The notes were issued at a premium of 105%, for an effective interest rate of approximately 8.9%. The gross proceeds of approximately $120.8 million, which includes an approximate $5.8 million issuance premium and excludes accrued interest received of $1.8 million, were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral and its subsidiaries, to pay certain severance payments in connection with the merger and to pay related fees and expenses. See Note 5 for a complete description of the Company’s debt.

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

In June of 2012, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals of the non-core businesses acquired in the Integral acquisition. These operations were previously reported in the KGS segment, and in accordance with Topic 205, these businesses  have been classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements.

The amounts of revenue and operating income of Integral included in the Company’s consolidated statement of operations for the year ended December 25, 2011 was $87.3 million and $7.1 million, respectively.

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

To fund the acquisition of Herley, on February 11, 2011, Kratos sold approximately 4.9 million shares of its common stock at a purchase price of $13.25 per share in an underwritten public offering. Kratos received gross proceeds of approximately $64.8 million and net proceeds of approximately $61.1 million after deducting underwriting fees and other offering expenses. Kratos used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of Herley and for general corporate purposes. To fund the remaining purchase price, Kratos issued $285.0 million in aggregate principal amount of 10% Senior Secured Notes due 2017 at a premium of 107% through its wholly owned subsidiary, Acquisition Co. Lanza Parent (“Lanza”), on March 25, 2011, in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On April 4, 2011, after the acquisition of Herley was complete, Lanza was merged with and into Kratos and all assets and liabilities of Lanza became assets and liabilities of Kratos. See Note 5 for a complete description of the Company’s debt.

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

The amounts of revenue and operating income of Herley included in the Company’s consolidated statement of operations for the year ended December 25, 2011 are $150.8 million and $12.7 million, respectively.

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

HBE is a leading provider of homeland security solutions, products, and system integration services, including the design, engineering and operation of command and control systems for the protection of strategic assets and critical infrastructure in the U.S. HBE also has particular expertise in the design, engineering, deployment and operation of specialized surveillance, thermal imaging, analytics, radar, and biometrics technology based security systems. Representative HBE programs and customers include Department of Defense (“DoD”) agencies, nuclear power generation facilities, state government and municipality related agencies, major national airports, major harbors, railways, tunnel systems, energy centers, power plants, and related infrastructure. HBE is part of the Company’s PSS segment.

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

The amounts of revenue and operating income of HBE included in the Company’s consolidated statements of operations for the years ended December 26, 2010 and December 25, 2011 are $1.8 million and $0.2 million, and $77.2 million and $9.5 million, respectively.

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

The amounts of revenue and operating income of SCT included in the Company’s consolidated statements of operations for the years ended December 26, 2010 and December 25, 2011 are $0.1 million and $0.0 million, and $8.8 million and $2.1 million, respectively.

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

The amounts of revenue and operating income of DEI included in the Company’s consolidated statements of operations for the years ended December 26, 2010 and December 25, 2011 are $6.7 million and $0.1 million, and $24.3 million and $4.9 million, respectively.

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

The amounts of revenue and operating income of Gichner included in the Company’s consolidated statements of operations for the years ended December 26, 2010 and December 25, 2011 are $98.1 million and $4.8 million, and $131.5 million and $4.9 million, respectively.

In accordance with Topic 805 the allocation of the purchase price for the Company’s acquisitions of Herley, Integral and SecureInfo are subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations become available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective acquisition dates to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the respective acquisition dates. The Company believes that current information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with these transactions, including, intangible assets, inventory, property and equipment and deferred taxes. Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations.

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

Unaudited Pro forma Condensed Combined Statements of Operations Information

	Year Ended December 26, 2010	Year Ended December 25, 2011
Pro forma revenues	$948.7	$888.9
Pro forma net loss before tax	(74.3)	(58.2)
Pro forma net loss	(62.1)	(60.2)
Net income (loss) attributable to the registrant	14.6	(23.5)
Basic and diluted pro forma loss per share	$(1.80)	$(1.76)

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

Contingent Acquisition Consideration

In connection with the acquisitions of SecureInfo, DEI and SCT, the Company agreed to make additional future payments to the seller’s contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Topic 805, the Company will re-measure these liabilities each reporting period and record changes in the fair value in its consolidated statement of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

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

Cash and cash equivalents

The Company’s cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. The cash and cash equivalents at December 26, 2010 and December 25, 2011 were as follows:

	December 26, 2010		December 25, 2011
	Amortized Cost Basis	Fair Value Basis	Amortized Cost Basis	Fair Value Basis
Cash and cash equivalents	$10.8	$10.8	$69.6	$69.6

Net unrealized and realized gains recorded during the years ended December 26, 2010 and December 25, 2011 were immaterial.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 4. Balance Sheet Details (Continued)

Accounts receivable, net

Receivables including amounts due under long-term contracts are summarized as follows:

	December 26, 2010	December 25, 2011
Billed, current	$85.0	$128.7
Unbilled, current	41.5	118.6
Total current accounts receivable	126.5	247.3
Allowance for doubtful accounts	(0.7)	(2.0)
Total current accounts receivable, net	125.8	245.3
Unbilled, long-term (included in other assets)	0.3	0.3
Total accounts receivable, net	$126.1	$245.6

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

U.S. Government contract receivables (included in accounts receivable, net)

	December 26, 2010	December 25, 2011
Billed	$22.4	$41.2
Unbilled	17.0	43.3
Total U.S. Government contract receivables	$39.4	$84.5

Inventoried costs, net of progress payments

	December 26, 2010	December 25, 2011
Raw materials	$16.5	$43.3
Work in process	7.9	25.7
Finished goods	1.1	6.9
Supplies and other	5.8	4.0
Less: U.S. Government advances, performance-based payments, and progress payments	(5.4)	(3.3)
Total inventoried costs, net	$25.9	$76.6

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 4. Balance Sheet Details (Continued)

Property and equipment, net

	December 26, 2010	December 25, 2011
Land and buildings	$9.1	$20.6
Computer equipment and software	10.0	17.8
Machinery and equipment	12.1	37.5
Furniture and office equipment	6.2	8.3
Facility under capital lease	1.0	1.0
Leasehold improvements	4.2	8.2
Construction in progress	—	1.7
Property and equipment	42.6	95.1
Accumulated depreciation and amortization	(14.2)	(22.6)
Total property and equipment, net	$28.4	$72.5

Depreciation expense was $2.6 million, $3.7 million and $10.0 million for the years ended December 27, 2009, December 26, 2010, and December 25, 2011, respectively.

Note 5. Debt

(a)                                 Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB (“Wilmington Trust”), as trustee and collateral agent (the “Indenture”) to issue 10% Senior Secured Notes due 2017 (“Notes”). As of December 25, 2011, the Company has issued Notes of $625.0 million under this Indenture. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company’s assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the senior secured borrowings have a second priority lien to the $90.0 million credit facility described below.

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

$225 Million 10% Senior Secured Note Offering, May 2010

On May 19, 2010, the Company issued Notes in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act and on August 11, 2010, the Company completed an exchange offer for such Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof. The proceeds were primarily used to finance the acquisitions of Gichner, DEI and SCT as well as to refinance the Company’s existing debt. (See Note 3).

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

On November 14, 2011, the Company entered into a First Amendment Agreement (the “Amendment Agreement”), with certain lenders and with KeyBank, which amended the 2011 Credit Agreement. Among other things, the Amendment Agreement: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

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

Based on management’s assessment of assumptions considering existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company’s vacant properties and due to the Company’s actions to consolidate facilities, the Company periodically reevaluates its accrual for excess facilities. As a result, in 2009, the Company recorded a $0.6 million excess facility accrual due to the consolidation of space that occurred at the Company’s Corporate Headquarters. In 2011 as a result of the Integral acquisition, the Company acquired 131,450 rentable square feet of property located in Maryland with a lease term through April 2020. Prior to the acquisition, Integral had vacated the majority of this space and subleased approximately 83,000 square feet for an initial term which commenced on October 1, 2010 and ends on October 31, 2015. The Company recorded a liability at fair value of $19.0 million at the merger date related to this excess facility.

The Company’s accrual for excess facilities was $0.7 million, $0.1 million, and $18.5 million as of December 27, 2009, December 26, 2010 and December 25, 2011, respectively. The Company estimates that the remaining accrual will be paid through 2020.

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

Note 7. Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share (“Topic 260”). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities.

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

(In millions, except earnings per share)	December 27, 2009	December 26, 2010	December 25, 2011
Net income (loss) from continuing operations	$(38.3)	$14.6	$(23.5)
Less net income from continuing operations allocated to preferred shareholders	—	(0.1)	—
Net income (loss) from continuing operations allocated to common shareholders (A)	$(38.3)	$14.5	$(23.5)
Weighted average outstanding shares of common stock (B)	13.9	16.5	27.4
Weighted average shares from preferred stock	—	0.1	—
Basic weighted average outstanding shares of common stock and participating securities	13.9	16.6	27.4
Dilutive effect of employee stock options and awards	—	0.3	—
Common stock and common stock equivalents(C)	13.9	16.9	27.4
Net income (loss) from continuing operations per common share:
Basic (A/B)	$(2.76)	$0.88	$(0.86)
Diluted (A/C)	$(2.76)	$0.87	$(0.86)

The following shares were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

	2009	2010	2011
Shares from stock options and awards	1.6	1.2	2.1
Shares from preferred stock	0.1	—	—
Shares from convertible notes	0.1	—	—

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 8. Income Taxes

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Total
Balance at December 28, 2008	$12.8
Expiration of applicable statutes of limitations	(0.3)
Foreign currency translation	0.1
Balance at December 27, 2009	12.6
Increases related to prior periods (acquired entities)	0.3
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.7)
Balance at December 26, 2010	12.4
Increases related to prior periods (acquired entities)	0.5
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.6)
Settlements with taxing authorities	(2.4)
Balance at December 25, 2011	$10.1

Included in the balance of unrecognized tax benefits at December 25, 2011, are $10.1 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $7.2 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company’s consolidated financial position at the time the benefits are recognized.

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

As of December 25, 2011 and December 26, 2010, the Company had $13.0 million and $0.0 million, respectively, of undistributed earnings attributable to foreign subsidiaries. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.

The components of income (loss) before incomes taxes and equity earnings are listed below:

	2009	2010	2011
Domestic	$(37.3)	$1.9	$(20.7)
Foreign	—	—	(0.9)
Total	$(37.3)	$1.9	$(21.6)

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

	2009	2010	2011
Income tax expense (benefit) at federal statutory rate	$(13.1)	$0.6	$(7.6)
State taxes, net of federal tax benefit and valuation allowance	1.0	1.9	3.1
Difference in tax rates between U.S. and foreign	—	—	(0.1)
Release of foreign valuation allowance	—	—	(0.7)
Increase (decrease) in federal valuation allowance	1.7	(2.3)	4.7
Nondeductible expense	0.1	0.2	0.4
Decrease in reserve for uncertain tax positions	—	(0.2)	(1.7)
Transaction costs	—	0.7	2.3
Changes to indefinite life items and separate state deferred taxes	—	—	1.5
Impact of purchase accounting	—	(13.6)	—
Nondeductible goodwill impairment charges	11.3	—	—
Total	$1.0	$(12.7)	$1.9

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 8. Income Taxes (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 26, 2010 and December 25, 2011 are as follows (in millions):

	2010	2011
Deferred tax assets:
Allowance for doubtful accounts	$0.7	$0.8
Sundry accruals	3.4	7.8
Vacation accrual	2.3	5.0
Stock-based compensation	4.1	4.9
Property and equipment, principally due to differences in depreciation	0.1	—
Payroll related accruals	—	2.3
Lease accruals	—	9.5
Investments	2.3	2.1
Net operating loss carryforwards	71.9	104.1
Tax credit carryforwards	0.3	3.5
Deferred revenue	0.2	1.5
Reserves and other	6.1	9.8
	91.4	151.3
Valuation allowance	(70.5)	(98.8)
Total deferred tax assets, net of allowance	20.9	52.5
Deferred tax liabilities:
Unearned revenue	(0.1)	(15.4)
Other intangibles	(28.1)	(37.0)
Property and equipment, principally due to differences in depreciation	(2.4)	(10.1)
Total deferred tax liabilities	(30.6)	(62.8)
Net deferred tax asset (liability)	$(9.7)	$(10.0)

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

During the due diligence process related to the acquisition of SYS, senior management identified three business units of SYS which were non-core to Kratos’ base national security and public security businesses. These businesses provided video surveillance and information analysis products, digital broadcasting products and incident response management systems. In December 2008, after evaluating these businesses further, a decision was made to dispose of and sell all three business units. In accordance with Topic 205, these business units were classified as held for sale and reported in discontinued operations as of and for the year ended December 28, 2008. The Company recorded a $4.5 million impairment charge in the fourth quarter of 2008 primarily related to the impairment of goodwill allocated to these businesses. In the first quarter of 2009, all three of the businesses were sold for an aggregate cash consideration of approximately $0.4 million.

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

In June 2012, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals of the non-core businesses acquired in the Integral acquisition. These operations were previously reported in the KGS segment, and in accordance with Topic 205, these businesses have been classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements.

The following table presents the results of discontinued operations including gain and loss on disposals which is included in income (loss) before taxes (in millions):

	Year ended December 27, 2009	Year ended December 26, 2010	Year ended December 25, 2011
Revenue	$5.9	$2.2	$9.2
Loss before taxes	(3.8)	(0.9)	(1.3)
Benefit for income taxes	(0.6)	(0.8)	(0.6)
Net loss	$(3.2)	$(0.1)	$(0.7)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 9. Discontinued Operations (Continued)

Following is a summary of the assets and liabilities of discontinued operations as of December 26, 2010 and December 25, 2011 (in millions):

	December 26, 2010	December 25, 2011
Accounts receivable, net	$0.3	$5.3
Inventoried costs	—	4.0
Other current assets	0.2	0.4
Current assets of discontinued operations	$0.5	$9.7
Property and equipment, net	—	0.6
Goodwill	—	1.5
Other assets	—	0.3
Long-term assets of discontinued operations	$0.5	$2.4
Accrued expenses and accounts payable	1.7	3.0
Billings in excess of costs and earnings on uncompleted contracts	—	1.5
Other current liabilities	0.4	1.8
Current liabilities of discontinued operations	$2.1	$6.3
Long-term unrecognized tax benefits	0.6	—
Other long-term liabilities	0.8	0.5
Long-term liabilities of discontinued operations	$1.4	$0.5

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

Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The significant Level 2 observable inputs utilized to value the Company’s derivative financial instruments are based upon calculations provided by an investment advisor and are validated with the use of a nationally recognized financial reporting service.

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

Note 11. Stockholders’ Equity

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders’ Equity (Continued)

On September 10, 2009, the Company completed a 1-for-10 reverse split of its common stock which was approved at the Company’s Annual Meeting on June 4, 2009. The reverse split reduced the number of shares of the Company’s common stock outstanding from 156,274,383 to 15,627,031. Proportional adjustments were made to the Company’s stock options and other equity incentive awards, equity compensation plans, and convertible notes. The total number of authorized shares of the Company’s capital stock was not affected by the reverse stock split.

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

(b)                                 Preferred Stock

On March 8, 2011, all of the 10,000 shares of the previously issued and outstanding shares of Series B Convertible Preferred Stock (“Preferred Stock”) were redeemed for 100,000 shares of common stock. Prior to the redemption, the Preferred Stock had a total liquidation preference of $5.0 million. In accordance with Topic 260, the Preferred Stock was considered a participating security for purposes of computing basic earnings per share prior to redemption.

(c)                                  Stock Option Plans and Restricted Stock Unit Plans

The board of directors (“Board”) may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its existing equity incentive plans. In July 2004, the Board resolved that all future stock option grants under the Company’s equity incentive plans would be non-statutory stock options, until such further determination by the Board. In February 2005, the Board approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan was subsequently approved by a majority of the Company’s stockholders on May 18, 2005. In March 10, 2011, the Board approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan was subsequently approved by a majority of the Company’s stockholders on May 27, 2011. Each of the 2005 Plan and the 2011 Plan permits the Board to issue a wide-variety of awards, including restricted stock units, restricted stock, stock appreciation rights, stock options and deferred stock units. If any shares covered by an award under the 2005 Plan or 2011 Plan are not purchased or are forfeited, or if an award otherwise is terminated, cancelled or retired, such shares are again made available for awards under the 2005 Plan and 2011 Plan. As of December 25, 2011, there are approximately 502,000 and 2 million shares reserved for issuance for future grant under the 2005 Plan and 2011 Plan, respectively. The Board may amend or terminate the 2005 Plan or 2011 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. If the Company were to grant stock options, they would be granted with a per share exercise price not less than the fair market value of the Company’s common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

Integral Stock Option Plans.  All outstanding options to purchase shares of Integral common stock that were not canceled and exchanged for a cash payment upon completion of the Integral merger, were assumed by the Company and converted into options to purchase shares of the Company’s

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders’ Equity (Continued)

common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the applicable exchange ratio) (the “Assumed Options”). The Company assumed each such stock option in accordance with the terms and conditions of the applicable Integral option plan and stock option agreement, subject to the adjustments described in the preceding sentence. On February 20, 2012, the Board confirmed (i) the assumption of Integral’s 2008 Stock Incentive Plan (the “2008 Plan”), pursuant to NASDAQ Rule 5635, which provides that shares available under certain plans acquired in mergers and other acquisitions may be used for certain post-transaction grants without further stockholder approval and (ii) an amendment to the 2008 Plan, in order to permit the future grant of awards, including restricted stock unit awards, by the Company pursuant to the plan. The 2008 Plan was approved by Integral’s Board of directors in December 2007 and by Integral’s stockholders in February 2008. The terms and conditions of specific awards are set at the discretion of the Board. As of February 20, 2012, there are approximately 984,000 shares of the Company’s common stock available for issuance under the 2008 Plan. An additional approximately 48,000 shares of the Company’s common stock, which are currently subject to outstanding Assumed Options, may also become issuable pursuant to the 2008 Plan under certain circumstances. The shares of common stock available for issuance under the 2008 Plan may be used to grant awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, to any employee, director or consultant who was not an employee, director or consultant of the Company prior to the consummation of the Integral merger. The Board may amend or terminate the 2008 Plan at any time. However, certain amendments, including an increase in the share reserve, would require stockholder approval.

Herley Stock Option Plans.  All outstanding options to purchase shares of Herley common stock that were not canceled and exchanged for a cash payment upon completion of the Herley merger, were assumed by the Company and converted into options to purchase shares of the Company’s common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the applicable exchange ratio). The Company assumed each such stock option in accordance with the terms and conditions of the applicable Herley option plan and stock option agreement, subject to the adjustments described in the preceding sentence. On February 20, 2012, the Board confirmed (i) the assumption of Herley’s 2010 Stock Plan (the “2010 Plan”), pursuant to NASDAQ Rule 5635, and (ii) an amendment to the 2010 Plan, in order to permit the future grant of awards, including restricted stock unit awards, by the Company pursuant to the plan. The 2010 Plan was approved by Herley’s Board of directors in January 2010 and by Herley’s stockholders in March 2010.The terms and conditions of specific awards are set at the discretion of the Board. As of February 20, 2012, there are approximately 503,000 shares of the Company’s common stock available for issuance under the 2010 Plan. These shares are available to grant awards, including stock options, shares of common stock and restricted stock units, to any employee, director or consultant who was not an employee, director or consultant of the Company prior to the consummation of the Herley merger. The Board of the Company may amend or terminate the 2010 Plan at any time. However, certain amendments, including an increase in the share reserve, would require stockholder approval.

Henry Bros. Electronics Stock Option Plans.  HBE’s stock option and stock incentive plans acquired in connection with the Company’s acquisition of HBE were terminated on December 15, 2010, and no further grants may be made under these plans after such date. Award grants that were outstanding

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders’ Equity (Continued)

under these plans on December 15, 2010 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the option term or any earlier termination of those options in connection with the option holder’s cessation of service with the Company. Stock options granted under these plans were incentive stock options, may generally be exercised from one to ten years after the date of grant and generally vest equally over three to five years. Certain of these options had change in control provisions that accelerated the vesting of the options.

Digital Fusion Inc. Stock Option and Stock Incentive Plans.  DFI’s stock option and stock incentive plans acquired in connection with the Company’s acquisition of DFI were terminated on December 24, 2008, and no further grants may be made under these plans after such date. Award grants that were outstanding under these plans on December 24, 2008 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the option holder’s cessation of service with the Company. Stock options granted under these plans included incentive stock options or non-statutory stock options. All non-statutory options vest upon change in control and were 100% vested on December 24, 2008. With respect to incentive stock options, the qualified stock option plans provide that the exercise price of each such option must be at least equal to 100% of the fair market value of its common stock on the date of grant. Stock options granted under these plans may generally be exercised from one to ten years after the date of grant. Certain of these options had change in control provisions that extended the exercise period for grants for two years from the transaction closing date. Awards granted under these plans generally vest equally over three years; however, in connection with the Company’s acquisition of DFI the plans were amended to include immediate vesting of all unvested grants upon any future change in control of the Company. DFI also had certain options granted outside of its qualified stock option plans. These non-qualified “out of plan” stock options expire 10 years from grant date.

On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (an RSU Agreement) to govern the issuance of restricted stock units (“RSU”) to executive officers under the Company’s 2005 Plan. On November 14, 2011, the Compensation Committee of the Board approved a form of RSU Agreement to govern the issuance of RSUs to executive officers under the Company’s 2011 Plan. Each RSU represents the right to receive a share of common stock (a “Share”) on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under an RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. The Company recognizes compensation expense on a straight-line basis over the vesting periods based on the market price of the Company’s stock on the grant date. The awards granted in 2009, 2010, and 2011 had vesting periods ranging from one to 10 years; 5 to 10 years; and 2 to 10 years, respectively. Some of the grants for these years have accelerated vesting occurring upon change of control or termination. Upon exercise of the RSU, the Company issues new shares of common stock.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders’ Equity (Continued)

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

A summary of the status of the Company’s stock option plan as of December 25, 2011 and changes in options outstanding under the plan for the year ended December 25, 2011 is as follows:

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

December 25, 2011

Note 11. Stockholders’ Equity (Continued)

As of December 25, 2011, there was $0.3 million of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

During the years ended December 27, 2009, December 26, 2010, and December 25, 2011 the following values relate to the grants and exercises under the Company’s option plans:

	2009	2010	2011
Weighted average grant date fair value of options granted	$5.69	$6.08	$2.38
Total intrinsic value of options exercised (in thousands)	$105	$818	$1,832

Additional information about stock options outstanding at December 25, 2011 with exercise prices less than and greater than $6.22 per share, the stock price at December 23, 2011, the last trading day of the period, follows:

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares (000’s)	Weighted Average Exercise Price	Number of Shares (000’s)	Weighted Average Exercise Price	Number of Shares (000’s)	Weighted Average Exercise Price
Less than $6.22	146	$4.80	25	$5.78	171	$4.94
Above $6.22	1,582	$27.02	18	$8.08	1,600	$26.81
Total outstanding	1,728	$25.14	43	$6.72	1,771	$24.69

The following table summarizes the Company’s Restricted Stock Unit activity:

	Restricted Stock Units (000’s)	Weighted- Average Grant Date Fair Value
Nonvested balance at December 26, 2010	755	$15.43
Grants	539	$12.38
Vested	(68)	$12.28
Forfeitures	(15)	$12.78
Nonvested balance at December 25, 2011	1,211	$11.47

As of December 25, 2011, there was $12.4 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 5.0 years. The fair value of RSU awards that vested in 2009, 2010, and 2011 was $0.2 million, $0.9 million, and $0.8 million, respectively.

(d)                                 Employee Stock Purchase Plan

In August 1999, the Board approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”). A total of 1,310 thousand shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders’ Equity (Continued)

Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year.

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan’s inception through December 25, 2011, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 495,000 and approximately 813,000 shares were available for future issuance. During fiscal 2010 and 2011, approximately 88,000 and 93,196 shares were issued under the plans at an average price of $8.08 and $9.47, respectively.

The fair value of Kratos’ Purchase Plan shares for 2011 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2010 and 2011 were as follows:

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 11. Stockholders’ Equity (Continued)

(e)                                  Stockholder Rights Agreement

On December 16, 2004, the Company entered into a Stockholder Rights Agreement (the “Rights Agreement”). Under the terms of the Rights Agreement, initially, the rights (“Rights”) will attach to all certificates representing shares of outstanding Company common stock and no separate rights certificates will be distributed. Subject to the provisions of the Rights Agreement, the Rights will separate from the Company common stock and the distribution date will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 15% or more of the then-outstanding common stock (an Acquiring Person), or (ii) ten business days (or such later date as may be determined by action of the Board) prior to such time as any person becomes an Acquiring Person following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. An Acquiring Person does not include certain persons specified in the Rights Agreement.

On December 16, 2004, the Board authorized and declared a dividend of one right (a Right) to purchase one one-hundredth of a share of the Company’s Series C Preferred Stock (Series C Preferred) for each outstanding share of common stock, par value $0.001, to stockholders of record as of the close of business December 27, 2004. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth of a share of Series C Preferred Stock at a purchase price of $54.00, subject to adjustment.

The Rights are not exercisable until the distribution date and will expire at the close of business on the tenth anniversary of the Rights Agreement unless earlier redeemed or exchanged by the Company.

Note 12. Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees’ contributions. The Company’s contributions to these defined-contribution plans totaled $6.0 million in 2009, $5.9 million in 2010 and $7.3 million in 2011.

Note 13. Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Kratos is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $288.2 million, $354.0 million, and $534.5 million, or 86 percent, 87 percent, and 75 percent, of total revenue for the years ended December 27, 2009, December 26, 2010, and December 25, 2011, respectively.

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

(“Budget Control Act”) committed the U.S. Government to reduce the federal deficit over the next ten years. Under the Budget Control Act the Bi-Partisan Congressional Joint Select Committee on Deficit Reduction (“the Joint Committee”) was responsible for identifying $1.2 to 1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify the reductions by this deadline and thereby triggered a provision of the Budget Control Act called “sequestration”, which requires very substantial automatic spending cuts which will start in 2013 and be split between defense and non-defense programs and continue over a nine-year period. Any automatic reductions in national defense programs could impact the Company’s significant customers. The impact of the Budget Control Act remains unknown and our business and industry could be adversely affected.

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

The Company organizes its business segments based on the nature of the products and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company’s operating structure. In the following table, total operating income of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “corporate activities” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 14. Segment Information (Continued)

Revenues, operating income (loss) and assets disclosed below provided by the Company’s segments for the years ended December 27, 2009, December 26, 2010, and December 2, 2011, are as follows (in millions):

	2009	2010	2011
Revenues:
Kratos Government Solutions	$304.3	$372.2	$601.7
Public Safety & Security	30.2	36.3	112.2
Total revenues	$334.5	$408.5	$713.9
Depreciation and amortization:
Kratos Government Solutions	$7.5	$12.3	$45.7
Public Safety & Security	0.8	0.6	2.3
Total depreciation and amortization	$8.3	$12.9	$48.0
Operating income (loss) from continuing operations:
Kratos Government Solutions	$(23.6)	$25.1	$35.4
Public Safety & Security	(1.4)	1.8	9.9
Corporate activities	(2.0)	(3.8)	(15.8)
Total operating income (loss) from continuing operations	$(27.0)	$23.1	$29.5

Revenue from foreign subsidiaries was approximately $37.3 million or 5% of total revenue for the year ended December 25, 2011. There were no revenues from foreign subsidiaries for the years ended December 26, 2010 or December 27, 2009.

Amounts related to corporate activities were impacted by the following items in 2009, 2010 and 2011.

In 2009, the Company reached an agreement with the plaintiffs to settle the outstanding 2004 and 2007 derivative lawsuits. This resulted in a benefit in 2009 of $0.2 million as a result of the reduction in the estimated accrual related to this litigation offset by expenses related to government inquiries by the Department of Justice (“DOJ”) related to the Company’s historical stock option granting practices which was completed in 2009. In addition, in 2009, there was an expense of $0.6 million which was a result of a change in the Company’s excess facility accrual due to the consolidation of space at its corporate headquarters following the sale of the SYS commercial businesses and a cancellation of a sublease of one of its tenants due to financial difficulties.

In 2010, the Company reached a settlement with one of its directors’ and officers’ insurance carriers to cover costs related to its completed stock options and DOJ investigations. The settlement received, net of legal expenses was a $1.4 million benefit. This benefit was offset by expenses of $3.1 million related to merger and acquisition activities.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 14. Segment Information (Continued)

In 2010 and 2011, the Company had merger and acquisition expenses of approximately $3.1 million and $12.5 million, respectively.

	2010	2011
Assets:
Kratos Government Solutions	$406.5	$1,028.8
Public Safety & Security	98.1	88.6
Discontinued operations	0.5	12.1
Corporate activities	30.6	86.5
Total assets	$535.7	$1,216.0

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

Note 15. Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of FASB ASC Topic 450 Contingencies (“Topic 450”). If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to Topic 450 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

(a)                                 Legal Matters

IPO Securities Litigation

The Company and certain of its officers and directors were previously defendants in several parallel class action shareholder complaints filed in the U.S. District Court for the Southern District of New York, consolidated under the caption In re Wireless Facilities, Inc. Initial Public Offering Securities Litigation, Case 01-CV-4779. These complaints were consolidated into an action captioned In re Initial Public Offering Securities Litigation, 21 MC 92 (the “IPO Cases”).

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 15. Commitments and Contingencies (Continued)

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the court for preliminary approval. The court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 6, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close the IPO Cases. Notices of appeal of this decision were filed. In January 2012, the last objection to the decision was settled. All remaining appeal rights have expired without any financial obligation having been incurred by the Company.

Integral Systems, Inc.

Integral, which the Company acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that an administrative settlement had been reached concluding the SEC’s investigation.

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 15. Commitments and Contingencies (Continued)

(b)                                 U.S. Government Cost Claims

From time to time, the Company is advised of claims and penalties concerning potential disallowed costs. When such findings are presented, the Company and the U.S. Government representatives engage in discussions to enable the Company to evaluate the merits of these claims, as well as to assess the amounts being claimed. Where appropriate, provisions are made to reflect the Company’s expected exposure to the matters raised by the U.S. Government representatives and such provisions are reviewed on a quarterly basis for sufficiency based on the most recent information available. The Company believes that it has adequately reserved for any disputed amounts and that the outcome of any such matters would not have a material adverse effect on its consolidated financial position as of December 25, 2011 or its annual results of operations or cash flows.

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

The changes in the Company’s aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company’s balance sheets, were as follows (in millions):

	Years ended
	December 26, 2010	December 25, 2011
Balance at beginning of the period	$—	$1.1
Warranty liabilities assumed from acquisitions	1.1	2.5
Accruals for warranties issued	—	1.6
Adjustments to preexisting warranties	—	(0.8)
Settlements of warranty claims	—	(0.6)
Balance at end of the period	$1.1	$3.8

(d)                                 Self-Insured Medical Plans

The Company has health plans which are self-insured and also has liabilities related to its self-insured worker’s compensation plans for its discontinued wireless business. The liabilities related to the health plans are a component of total accrued expenses and the liabilities related to the worker’s

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 15. Commitments and Contingencies (Continued)

compensation plans are a component of current liabilities of discontinued operations in the consolidated balance sheets. Management determines the adequacy of these accruals based on an evaluation of the Company’s historical experience and trends related to both medical and workers compensation claims and payments, information provided to the Company by the Company’s insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company’s accruals require adjustment, the Company will, correspondingly, revise the assumptions utilized in the Company’s methodologies and reduce or provide for additional accruals as deemed appropriate.

As of December 27, 2009, December 26, 2010, and December 25, 2011, the accrual for the Company’s partial self-insurance programs approximated $0.3 million, $0.9 million and $0.2 million for its health insurance and $0.3 million, $0.3 million and $0.3 million for its workers’ compensation insurance, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company’s total exposure related to each medical and workers compensation claim incurred, as defined in the applicable insurance policies. The medical annual claim limits are $50,000 - 85,000 and the workers compensation claim limits are $250,000 - $350,000 depending upon the plan year. In 2009, 2010, and 2011, no claims exceeded the limits for workers compensation. In 2009, 2010 and 2011, the Company had two, four, and eight claims, respectively, which exceeded the limits for medical insurance.

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

The quarterly increases in revenues and expenses are a result of the Company’s acquisitions. See Note 3.

During the second, third and fourth quarters, the Company incurred $1.1 million, $0.4 million and $1.6 million, respectively of expenses related to the Company’s acquisitions during those quarters.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 16. Quarterly Financial Data (Unaudited) (Continued)

In the second and third quarters, the benefit for income taxes of $12.2 million and $1.3 million, respectively, was a result of the release of valuation allowances against the Company’s deferred tax assets as a result of deferred tax liabilities that were established as the result of the Company’s acquisitions.

In the third quarter of 2010, the Company reached a settlement with one of its directors’ and officers’ insurance carriers to cover costs related to its completed stock options and DOJ investigations. The settlement received, net of legal expenses, was a $1.4 million benefit.

As a result of the impact of the issuance of 2.5 million shares in October 2010 on the Company’s quarterly and yearly weighted average basic and diluted shares outstanding, the sum of 2010 quarterly income per share does not equal the Company’s 2010 income per share. See Note 11.

Quarterly Results in 2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2011
Revenues	$122.8	$171.1	$206.6	$213.4
Gross profit	$27.4	$45.4	$59.0	$59.4
Operating income from continuing operations	$1.4	$8.7	$9.7	$9.7
Provision (benefit) for income taxes	$(1.2)	$0.9	$1.6	$0.6
Net loss	$(3.5)	$(5.2)	$(6.9)	$(8.6)
Net loss per common share:
Basic	$(0.17)	$(0.22)	$(0.22)	$(0.25)
Diluted	$(0.17)	$(0.22)	$(0.22)	$(0.25)

The quarterly increases in revenues and expenses are a result of the Company’s acquisitions. See Note 3.

During the first, second, third and fourth quarters, the Company incurred $5.8 million, $1.8 million, $3.7 million and $1.2 million, respectively of expenses related to the Company’s acquisitions during those quarters. Also included in the first, second, third, and fourth quarter is amortization of purchased intangibles of $3.4 million, $9.2 million, $11.9 million and $13.5 million, respectively. Certain of the lives of the intangible assets are relatively short in nature, ranging from 10 to 16 months. See Note 3.

As a result of the impact of the issuance of 4.9 million shares in February 2011 for the Herley acquisition and 10.4 million shares in July 2011 for the Integral acquisition, and the buyback of 2.0 million shares in November 2011 on the Company’s quarterly and yearly weighted average basic and diluted shares outstanding, the sum of 2011 quarterly loss per share does not equal the Company’s 2011 loss per share. See Note 3 and 11.

Note 17. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Notes (See Note 5). The Notes are guaranteed by all of the Company’s 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) and are collateralized by the assets of all of the Company’s 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Subsidiary Guarantor and the Company. There are no contractual restrictions limiting cash transfers from Subsidiary Guarantors through dividends, loans or advances to the Company. The Notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively, for 2011. In 2010, all Non-Guarantor Subsidiaries were minor and as a result condensed consolidating financial statements are not required for 2010. The consolidating financial information below follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet

December 25, 2011

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$52.6	$2.8	$14.2	$—	$69.6
Accounts receivable, net	—	225.4	19.9	—	245.3
Amounts due from affiliated companies	446.2	—	—	(446.2)	—
Inventoried costs	—	64.2	12.4	—	76.6
Other current assets	6.7	18.4	4.4	—	29.5
Total current assets	505.5	310.8	50.9	(446.2)	421.0
Property, plant and equipment, net	1.2	62.2	9.1	—	72.5
Goodwill	—	550.2	21.4	—	571.6
Intangible assets, net	—	119.8	4.8	—	124.6
Investment in subsidiaries	460.1	20.5	—	(480.6)	—
Amounts due from affiliated companies	—	26.0	—	(26.0)	—
Other assets	21.7	4.0	0.6	—	26.3
Total assets	$988.5	$1,093.5	$86.8	$(952.8)	$1,216.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8.5	$37.5	$2.8	$—	$48.8
Accrued expenses	2.3	45.1	3.3	—	50.7
Accrued compensation	3.7	33.3	2.8	—	39.8
Billings in excess of costs and earnings on uncompleted contracts	—	34.3	1.9	—	36.2
Deferred income tax liability	—	8.5	—	—	8.5
Amounts due to affiliated companies	—	414.5	31.7	(446.2)	—
Other current liabilities	5.9	21.7	2.2	—	29.8
Total current liabilities	20.4	594.9	44.7	(446.2)	213.8
Long-term debt, net of current portion	647.8	—	5.8	—	653.6
Amounts due to affiliated companies	—	—	26.0	(26.0)	—
Deferred income tax liability	—	2.5	—	—	2.5
Other long-term liabilities	7.7	23.8	2.0	—	33.5
Total liabilities	675.9	621.2	78.5	(472.2)	903.4
Total stockholders’ equity	312.6	472.3	8.3	(480.6)	312.6
Total liabilities and stockholders’ equity	$988.5	$1,093.5	$86.8	$(952.8)	$1,216.0

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Year Ended December 25, 2011

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$349.3	$1.7	$—	$351.0
Product sales	—	327.4	46.9	(11.4)	362.9
Total revenues	—	676.7	48.6	(11.4)	713.9
Cost of service revenues	—	259.2	1.5	—	260.7
Cost of product sales	—	242.5	30.9	(11.4)	262.0
Total costs	—	501.7	32.4	(11.4)	522.7
Gross profit	—	175.0	16.2	—	191.2
Selling, general and administrative expenses	15.9	122.3	14.9	—	153.1
Research and development expenses	—	7.9	0.7	—	8.6
Operating income (loss) from continuing operations	(15.9)	44.8	0.6	—	29.5
Other income (expense):
Interest expense, net	(50.8)	0.1	(0.4)	—	(51.1)
Other income, net	0.3	0.4	(0.7)	—	—
Total other income and expense, net	(50.5)	0.5	(1.1)	—	(51.1)
Income (loss) from continuing operations before income taxes	(66.4)	45.3	(0.5)	—	(21.6)
Provision (benefit) for income taxes from continuing operations	—	3.0	(1.1)	—	1.9
Income (loss) from continuing operations	(66.4)	42.3	0.6	—	(23.5)
Income (loss) from discontinued operations	—	(0.8)	0.1	—	(0.7)
Equity in net income (loss) of subsidiaries	42.2	0.5	—	(42.7)	—
Net income (loss)	$(24.2)	$42.0	$0.7	$(42.7)	$(24.2)
Comprehensive income (loss)	$(24.4)	$41.7	$0.8	$(42.5)	$(24.4)

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 25, 2011

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(55.1)	$60.5	$(0.2)	$—	$5.2
Investing activities:
Cash paid for acquisitions, net of cash acquired	(421.0)	18.0	11.9	—	(391.1)
Decrease in restricted cash	1.4	1.6	—	—	3.0
Capital expenditures	(0.2)	(6.3)	(1.0)	—	(7.5)
Net cash provided by (used in) investing activities from continuing operations	(419.8)	13.3	10.9	—	(395.6)
Financing activities:
Proceeds from the issuance of long-term debt	425.7	—	—	—	425.7
Issuance of common stock, net of issuance proceeds	61.1	—	—	—	61.1
Purchase of treasury stock	(10.9)	—	—	—	(10.9)
Debt issuance costs	(22.1)	—	—	—	(22.1)
Repayment of debt	—	(2.6)	(0.8)	—	(3.4)
Financing from affiliated companies	63.6	(68.6)	5.0	—	—
Other, net	2.0	—	—	—	2.0
Net cash provided by (used in) financing activities from continuing operations	519.4	(71.2)	4.2	—	452.4
Net cash flows of continuing operations	44.5	2.6	14.9	—	62.0
Net operating cash flows from discontinued operations	—	(2.2)	(0.5)	—	(2.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	(0.2)	—	(0.5)
Net increase in cash and cash equivalents	$44.5	$0.1	$14.2	$—	$58.8

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 18. Subsequent Events

On January 3, 2012, the Company acquired selected assets of a critical infrastructure security and public safety system integration business (the “Business”) from Ingersoll Rand for approximately

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Notes to Consolidated Financial Statements (Continued)

December 25, 2011

Note 18. Subsequent Events (Continued)

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

The Business designs, engineers, deploys, manages and maintains specialty security systems at some of the U.S.’s most strategic asset and critical infrastructure locations. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed.

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

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition will be allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by expanding its capabilities, qualifications, customer relationships, contract portfolio and geographic depth and breadth. Together, the combined business will be one of the largest and most capable critical infrastructure security system integrators in the industry, with the scale and wherewithal to bid on and pursue some of this country’s largest, most sophisticated and important security deployments.