Form 10-Q/A
period 2012-03-25
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2012-12-07
CIK 1069258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 30, 2012, 56,604,000 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

Form 10-Q/A for the Quarterly Period Ended June 26, 2011

EXPLANATORY NOTE

This amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2012 (the “Original Form 10-Q”), of Kratos Defense & Security Solutions, Inc. (the “Company”) which was originally filed with the Securities and Exchange Commission (“SEC”) on May 3, 2012, is being filed for the purpose of adding Note 15 - Condensed Consolidating Financial Statements (the “Guarantor Footnote”) to the consolidated financial statements filed with the Original Form 10-Q in order to conform to the disclosure requirements of Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of the Guarantor Footnote is to provide additional supplementary financial information to the holders of the Company’s publicly-traded debt instruments. The addition of the footnote does not affect any other portion of the Company’s consolidated financial statements, including the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

In addition, because the Company is reissuing its consolidated financial statements in order to add the Guarantor Footnote, SEC rules require that the Company retrospectively revise its consolidated financial statements to reflect certain events that occurred after the end of the fiscal year covered by the consolidated financial statements.  Accordingly, the Company has revised its consolidated financial statements in accordance with FASB ASC Topic 205, Presentation of Financial Statements (“Topic 205”) to reflect the discontinuation of certain non-core businesses in June of 2012, an event which has already been reported in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 24, 2012 and September 30, 2012.

As required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

This Amendment solely modifies the following portions of the original Form 10-Q: Part I - Items 1 and 2; and Part II Item 6, and does not reflect any events occurring after March 25, 2012 or modify or update the disclosures in the Original Form 10-Q that may have been affected by subsequent events, except as required to reflect the effects of the Company’s retrospective application of Topic 205 to reflect the discontinued operations and the addition of the Guarantor Footnote. For the convenience of the reader, this Amendment sets forth the Quarterly Report on Form 10-Q, as amended, in its entirety.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and number of shares)

(Unaudited)

	December 25, 2011	March 25, 2012
Assets
Current assets:
Cash and cash equivalents	$69.6	$74.2
Restricted cash	1.1	0.7
Accounts receivable, net	245.3	255.5
Inventoried costs	76.6	84.0
Prepaid expenses	12.7	11.6
Other current assets	15.7	22.5
Total current assets	421.0	448.5
Property, plant and equipment, net	72.5	72.2
Goodwill	571.6	575.4
Intangible assets, net	124.6	116.1
Other assets	26.3	25.1
Total assets	$1,216.0	$1,237.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48.8	$58.7
Accrued expenses	50.7	48.8
Accrued compensation	39.8	41.1
Accrued interest	5.1	20.7
Billings in excess of costs and earnings on uncompleted contracts	36.2	38.3
Other current liabilities	33.2	31.3
Total current liabilities	213.8	238.9
Long-term debt principal, net of current portion	630.8	630.5
Long-term debt premium	22.8	21.8
Other long-term liabilities	36.0	35.4
Total liabilities	903.4	926.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 shares outstanding at December 25, 2011 and March 25, 2012	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 32,421,135 and 32,511,287 shares issued and outstanding at December 25, 2011 and March 25, 2012, respectively	—	—
Additional paid-in capital	720.6	721.7
Accumulated other comprehensive loss	(0.2)	(0.2)
Accumulated deficit	(407.8)	(410.8)
Total stockholders’ equity	312.6	310.7
Total liabilities and stockholders’ equity	$1,216.0	$1,237.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three months ended
	March 27, 2011	March 25, 2012
Service revenues	$79.8	$102.1
Product sales	43.0	107.4
Total revenues	122.8	209.5
Cost of service revenue	60.3	79.8
Cost of product sales	35.1	72.3
Total costs	95.4	152.1
Gross profit	27.4	57.4
Selling, general and administrative expenses	19.6	43.8
Merger and acquisition expenses	5.8	0.9
Research and development expenses	0.6	3.6
Operating income from continuing operations	1.4	9.1
Other income (expense):
Interest expense, net	(6.7)	(16.1)
Other income	0.3	0.4
Total other expense, net	(6.4)	(15.7)
Loss from continuing operations before income taxes	(5.0)	(6.6)
Benefit for income taxes from continuing operations	(1.2)	(4.1)
Loss from continuing operations	(3.8)	(2.5)
Net income from discontinued operations	0.3	(0.5)
Net loss	$(3.5)	$(3.0)
Basic income (loss) per common share:
Net loss from continuing operations	$(0.18)	$(0.08)
Net income from discontinued operations	0.01	(0.01)
Net loss per common share:	$(0.17)	$(0.09)
Diluted income (loss) per common share:
Net loss from continuing operations	$(0.18)	$(0.08)
Net income from discontinued operations	0.01	(0.01)
Net loss per common share	$(0.17)	$(0.09)
Weighted average common shares outstanding:
Basic	21.3	32.5
Diluted	21.3	32.5

Comprehensive Loss
Net loss from above	$(3.5)	$(3.0)
Other comprehensive income (loss)	—	—
Comprehensive loss	$(3.5)	$(3.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended March 27, 2011	Three months ended March 25, 2012
Operating activities:
Net loss	$(3.5)	$(3.0)
Less: Loss from discontinued operations	0.3	(0.5)
Loss from continuing operations	(3.8)	(2.5)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in)operating activities from continuing operations:
Depreciation and amortization	4.8	13.6
Deferred income taxes	0.3	—
Stock-based compensation	0.6	1.1
Mark to market on swaps	(0.3)	—
Amortization of deferred financing costs	0.4	1.3
Amortization of premium on Senior Secured Notes	—	(1.0)
Provision for doubtful accounts	—	0.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3.0	12.9
Inventoried costs	1.3	(7.1)
Prepaid expenses and other assets	0.9	(4.9)
Accounts payable	3.1	6.0
Accrued compensation	2.0	0.7
Accrued expenses	(9.0)	11.9
Billings in excess of costs and earnings on uncompleted contracts	(4.3)	(1.1)
Income tax receivable and payable	(2.2)	(5.0)
Other liabilities	—	(1.2)
Net cash provided by (used in) operating activities from continuing operations	(3.2)	25.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	(224.1)	(20.0)
Decrease (increase) in restricted cash	(101.1)	0.4
Cash paid for contingent acquisition consideration	—	(1.5)
Capital expenditures	(0.5)	(2.7)
Net cash used in investing activities from continuing operations	(325.7)	(23.8)
Financing activities:
Proceeds from the issuance of long-term debt	314.0	—
Proceeds from the issuance of common stock	61.5	—
Repayment of term loan	—	(0.3)
Debt issuance costs	(13.0)	—
Other	1.2	(0.1)
Net cash provided by (used in) financing activities from continuing operations	363.7	(0.4)
Net cash flows of continuing operations	34.8	0.8
Net operating cash flows of discontinued operations	(0.1)	3.9
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase in cash and cash equivalents	34.7	4.6
Cash and cash equivalents at beginning of period	10.8	69.6
Cash and cash equivalents at end of period	$45.5	$74.2

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

(a)                                 Basis of Presentation

The information as of March 25, 2012 and for the three months ended March 27, 2011 and March 25, 2012 is unaudited. The condensed consolidated balance sheet as of December 25, 2011 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements and footnotes for the fiscal year ended December 25, 2011, included in the Company’s Annual Report on Form 10-K and 10-K/A, filed with the U.S. Securities and Exchange Commission on March 7, 2012 and December 7, 2012, respectively (collectively the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)                                 Principles of Consolidation and Basis of Presentation

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

Integral Systems, Inc.

On July 27, 2011, the Company acquired Integral, in a cash and stock transaction valued at $241.1 million. Upon completion of the acquisition the Company paid an aggregate of $131.4 million in cash, issued approximately 10.4 million shares of the Company’s common stock valued at $108.7 million and issued replacement stock options with a fair value of $1.0 million.

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

The amounts of revenue and operating income included in the Company’s consolidated statement of operations for the three months ended March 25, 2012 were $44.0 million and $1.8 million, respectively.

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

The changes in the carrying amount of goodwill for the three months ended March 25, 2012 are as follows (in millions):

	Public Safety & Security	Government Solutions	Total

Balance as of December 25, 2011	$33.0	$539.0	$572.0
Retrospective adjustments	—	(0.4)	(0.4)
Balance as of December 25, 2011 after retrospective adjustments	33.0	538.6	571.6
Additions due to business combinations	3.8	—	3.8
Balance as of March 25, 2012	$36.8	$538.6	$575.4

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

Note 4. Balance Sheet Details

The detail of certain assets in the condensed consolidated balance sheets consists of the following (in millions).

Accounts receivable, net

Receivables including amounts due under long-term contracts are summarized as follows (in millions):

	December 25, 2011	March 25, 2012
Billed, current	$128.7	$141.4
Unbilled, current	118.6	116.0
Total current accounts receivable	247.3	257.4
Allowance for doubtful accounts	(2.0)	(1.9)
Total current accounts receivable, net	245.3	255.5
Unbilled, long-term (included in other assets)	0.3	0.3
Total accounts receivable, net	$245.6	$255.8

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

Inventoried costs consisted of the following components (in millions):

	December 25, 2011	March 25, 2012
Raw materials	$43.3	$46.6
Work in process	25.7	28.3
Finished goods	6.9	9.8
Supplies and other	4.0	1.1
Subtotal inventoried costs	79.9	85.8
Less customer advances and progress payments	(3.3)	(1.8)
Total inventoried costs	$76.6	$84.0

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

A reconciliation of total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three months ended March 27, 2011 and March 25, 2012 is as follows (in millions):

	For the Three Months Ended
	March 27, 2011	March 25, 2012
Income tax benefit at federal statutory rate	$(1.8)	$(2.3)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.5	(4.0)
Nondeductible expenses and other	0.9	0.5
Impact of indefinite lived deferred tax liabilities and state law changes	0.3	—
Decrease in reserves for uncertain tax position	(2.1)	(0.1)
Increase in federal valuation allowance	1.0	1.8
Total	$(1.2)	$(4.1)

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

Note 8. Discontinued Operations

The following is a summary of the liabilities of discontinued operations which are in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 25, 2011 and March 25, 2012 (in millions):

	December 25, 2011	March 25, 2012
Accounts Receivable, net	$5.3	4.1
Inventoried costs	4.0	0.7
Other current assets	0.4	0.6
Current assets of discontinued operations	$9.7	5.4
Property and equipment, net	0.6	0.5
Goodwill	1.5	1.5
Other assets	0.3	0.4
Long term assets of discontinued operations	$2.4	2.4
Accrued expenses and accounts payable	3.0	4.6
Billings in excess of costs and earnings on uncompleted contracts	1.5	1.5
Other current liabilities	1.8	0.3
Current liabilities of discontinued operations	$6.3	6.4
Long-term unrecognized tax benefits	0.5	0.4
Long-term liabilities of discontinued operations	$0.5	0.4

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

Note 12. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $94.1 million and $140.9 million, or 77% and 67%, of total revenue for the three months ended March 27, 2011 and March 25, 2012, respectively.

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

Revenues, operating income and assets disclosed below provided by the Company’s segments for the three months ended March 27, 2011 and March 25, 2012 are as follows (in millions):

	Three months ended
	March 27, 2011	March 25, 2012
Revenues:
Kratos Government Solutions	$97.4	$168.9
Public Safety & Security	25.4	40.6
Total revenues	$122.8	$209.5
Depreciation and amortization:
Kratos Government Solutions	$4.1	$12.7
Public Safety & Security	0.7	0.9
Total depreciation and amortization	$4.8	$13.6
Operating income:
Kratos Government Solutions	$6.6	$9.6
Public Safety & Security	1.2	1.2
Unallocated corporate expense, net	(6.4)	(1.7)
Total operating income	$1.4	$9.1

Merger and acquisition expenses which were included in unallocated corporate expense, net for the three months ended March 27, 2011 and March 25, 2012 were $5.8 million and $0.9 million, respectively.

	As of December 25, 2011	As of March 25, 2012
Assets:
Kratos Government Solutions	$1,028.8	$1,020.2
Public Safety & Security	88.6	116.4
Discontinued operations	12.1	7.8
Corporate activities	86.5	92.9
Total assets	$1,216.0	$1,237.3

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

Note 15. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Notes (See Note 9). The Notes are guaranteed by all of the Company’s 100% owned domestic subsidiaries (the “Subsidiary Guarantors”) and are collateralized by the assets of all of the Company’s 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Subsidiary Guarantors and the Company. There are no contractual restrictions limiting cash transfers from Subsidiary Guarantors through by dividends, loans or advances to the Company. The Notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet

December 25, 2011

(Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$52.6	$2.8	$14.2	$—	$69.6
Accounts receivable, net	—	225.4	19.9	—	245.3
Amounts due from affiliated companies	446.2	—	—	(446.2)	—
Inventoried costs	—	64.2	12.4	—	76.6
Prepaid expenses and other current assets	6.7	18.4	4.4	—	29.5
Total current assets	505.5	310.8	50.9	(446.2)	421.0
Property, plant and equipment, net	1.2	62.2	9.1	—	72.5
Goodwill	—	550.2	21.4	—	571.6
Intangible assets, net	—	119.8	4.8	—	124.6
Investment in subsidiaries	460.1	20.5	—	(480.6)	—
Amounts due from affiliated companies	—	26.0	—	(26.0)	—
Other assets	21.7	4.0	0.6	—	26.3
Total assets	$988.5	$1,093.5	$86.8	$(952.8)	$1,216.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8.5	$37.5	$2.8	$—	$48.8
Accrued expenses	2.3	45.1	3.3	—	50.7
Accrued compensation	3.7	33.3	2.8	—	39.8
Billings in excess of costs and earnings on uncompleted contracts	—	34.3	1.9	—	36.2
Deferred income tax liability	—	8.5	—	—	8.5
Amounts due to affiliated companies	—	414.5	31.7	(446.2)	—
Other current liabilities	5.9	21.7	2.2	—	29.8
Total current liabilities	20.4	594.9	44.7	(446.2)	213.8
Long-term debt, net of current portion	647.8	—	5.8	—	653.6
Amounts due to affiliated companies	—	—	26.0	(26.0)	—
Deferred income tax liability	—	2.5	—	—	2.5
Other long-term liabilities	7.7	23.8	2.0	—	33.5
Total liabilities	675.9	621.2	78.5	(472.2)	903.4
Total stockholders’ equity	312.6	472.5	8.3	(480.6)	312.6
Total liabilities and stockholders’ equity	$988.5	$1,093.5	$86.8	$(952.8)	$1,216.0

Condensed Consolidating Balance Sheet

March 25, 2012

(Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$55.7	$0.2	$18.3	$—	$74.2
Restricted cash	0.4	0.3	—	—	0.7
Accounts receivable, net	—	234.7	20.8	—	255.5
Amounts due from affiliated companies	436.2	—	—	(436.2)	—
Inventoried costs	—	69.1	14.9	—	84.0
Prepaid expenses and other current assets	7.2	22.9	4.0	—	34.1
Total current assets	499.5	327.2	58.0	(436.2)	448.5
Property, plant and equipment, net	1.1	62.1	9.0	—	72.2
Goodwill	—	554.0	21.4	—	575.4
Intangible assets, net	—	112.3	3.8	—	116.1
Investment in subsidiaries	475.2	22.6	—	(497.8)	—
Amounts due from affiliated companies, long-term	—	26.0	—	(26.0)	—
Other assets	20.7	3.8	0.6	—	25.1
Total assets	$996.5	$1,108.0	$92.8	$(960.0)	$1,237.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23.8	$29.2	$5.7	$—	$58.7
Accrued expenses	0.9	65.6	3.0	—	69.5
Accrued compensation	3.4	34.3	3.4	—	41.1
Billings in excess of costs and earnings on uncompleted contracts	—	33.9	4.4	—	38.3
Amounts due to affiliated companies	—	406.4	29.8	(436.2)	—
Other current liabilities	3.6	25.2	2.5	—	31.3
Total current liabilities	31.7	594.6	48.8	(436.2)	238.9
Long-term debt, net of current portion	646.8	—	5.5	—	652.3
Amounts due to affiliated companies	—	—	26.0	(26.0)	—
Other long-term liabilities	7.3	26.0	2.1	—	35.4
Total liabilities	685.8	620.6	82.4	(462.2)	926.6
Total stockholders’ equity	310.7	487.4	10.4	(497.8)	310.7
Total liabilities and stockholders’ equity	$996.5	$1,108.0	$92.8	$(960.0)	$1,237.3

Condensed Consolidating Statement of Operations

Three Months Ended March 27, 2011

(Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$79.8	$—	$—	$79.8
Product sales	—	43.0	—	—	43.0
Total revenues	—	122.8	—	—	122.8
Cost of service revenues	—	60.3	—	—	60.3
Cost of product sales	—	35.1	—	—	35.1
Total costs	—	95.4	—	—	95.4
Gross profit	—	27.4	—	—	27.4
Selling, general and administrative expenses	6.7	18.7	—	—	25.4
Research and development expenses	—	0.6	—	—	0.6
Operating income (loss) from continuing operations	(6.7)	8.1	—	—	1.4
Other income (expense):
Interest expense, net	(6.6)	(0.1)	—	—	(6.7)
Other income, net	0.3	—	—	—	0.3
Total other expense, net	(6.3)	(0.1)	—	—	(6.4)
Income (loss) from continuing operations before income taxes	(13.0)	8.0	—	—	(5.0)
Benefit (provision) for income taxes from continuing operations	—	1.3	(0.1)	—	1.2
Income (loss) from continuing operations	(13.0)	9.3	(0.1)	—	(3.8)
Income from discontinued operations	—	—	0.3	—	0.3
Equity in net income (loss) of subsidiaries	9.5	0.2	—	(9.7)	—
Net income (loss)	$(3.5)	$9.5	$0.2	$(9.7)	$(3.5)
Comprehensive income (loss)	$(3.5)	$9.5	$0.2	$(9.7)	$(3.5)

Condensed Consolidating Statement of Operations

Three Months Ended March 25, 2012

(Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Service revenues	—	101.5	0.6	—	102.1
Product sales	—	96.0	14.3	(2.9)	107.4
Total revenues	—	197.5	14.9	(2.9)	209.5
Cost of service revenues	—	79.5	0.3	—	79.8
Cost of product sales	—	65.7	9.5	(2.9)	72.3
Total costs	—	145.2	9.8	(2.9)	152.1
Gross profit	—	52.3	5.1	—	57.4
Selling, general and administrative expenses	2.2	38.9	3.6	—	44.7
Research and development expenses	—	3.3	0.3	—	3.6
Operating income (loss) from continuing operations	(2.2)	10.1	1.2	—	9.1
Other income (expense):
Interest expense, net	(16.0)	—	(0.1)	—	(16.1)
Other income, net	0.3	(0.1)	0.2	—	0.4
Total other income and expense, net	(15.7)	(0.1)	0.1	—	(15.7)
Income (loss) from continuing operations before income taxes	(17.9)	10.0	1.3	—	(6.6)
Benefit for income taxes from continuing operations	—	3.4	0.7	—	4.1
Income (loss) from continuing operations	(17.9)	13.4	2.0	—	(2.5)
Income (loss) from discontinued operations	—	(0.6)	0.1	—	(0.5)
Equity in net income (loss) of subsidiaries	14.9	2.1	—	(17.0)	—
Net income (loss)	$(3.0)	$14.9	$2.1	$(17.0)	$(3.0)
Comprehensive income (loss)	$(3.0)	$14.9	$2.1	$(17.0)	$(3.0)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 27, 2011

(Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2.5)	$(0.7)	$—	$—	$(3.2)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(245.9)	12.5	9.3	—	(224.1)
Decrease in restricted cash	(101.1)	—	—	—	(101.1)
Capital expenditures	(0.1)	(0.4)	—	—	(0.5)
Other, net	—	—	—	—	—
Net cash provided by (used in) investing activities from continuing operations	(347.1)	12.1	9.3	—	(325.7)
Financing activities:
Proceeds from the issuance of long-term debt	314.0	—	—	—	314.0
Issuance of common stock for cash, net of issuance costs	61.5	—	—	—	61.5
Debt issuance costs	(13.0)	—	—	—	(13.0)
Repayment of debt	—	—	—	—	—
Cash paid for contingent acquisition consideration	—	—	—	—	—
Financing from affiliated companies	(1.2)	1.2	—	—	—
Other, net	1.4	(0.2)	—	—	1.2
Net cash provided by financing activities from continuing operations	362.7	1.0	—	—	363.7
Net cash flows of continuing operations	13.1	12.4	9.3	—	34.8
Net operating cash flows from discontinued operations	—	(0.1)	—	—	(0.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net increase in cash and cash equivalents	$13.1	$12.3	$9.3	$—	$34.7

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 25, 2012

(Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non- Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6.2)	$26.3	$4.9	$—	$25.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	(21.5)	—	—	—	(21.5)
Decrease in restricted cash	(0.3)	0.7	—	—	0.4
Capital expenditures	—	(2.4)	(0.3)	—	(2.7)
Other, net	—	—	—	—	—
Net cash used in investing activities from continuing operations	(21.8)	(1.7)	(0.3)	—	(23.8)
Financing activities:
Proceeds from the issuance of long-term debt
Proceeds from the issuance of common stock	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Borrowing under the line of credit	—	—	—	—	—
Repayment of debt	—	—	(0.3)	—	(0.3)
Cash paid for contingent acquisition consideration	—	—	—	—	—
Financings from affiliated companies	30.9	(30.9)	—	—	—
Other, net	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities from continuing operations	30.9	(31.0)	(0.3)	—	(0.4)
Net cash flows of continuing operations	2.9	(6.4)	4.3	—	0.8
Net operating cash flows from discontinued operations	—	3.7	0.2	—	3.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)		(0.1)
Net increase (decrease) in cash and cash equivalents	$2.9	$(2.7)	$4.4	$—	$4.6

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We assume no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q, as amended (“Form 10-Q”) to conform such statements to actual results or to changes in our expectations.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2012, as amended (the “Form 10-K”), including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Item 1A “Risk Factors” in this Form 10-Q. All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

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

Comparison of Results for the Three Months Ended March 27, 2011 to the Three Months Ended March 25, 2012

Revenues.  Revenues increased $86.7 million, from $122.8 million for the three months ended March 27, 2011 to $209.5 million for the three months ended March 25, 2012. KGS segment revenue increased by $71.5 million, from $97.4 million to $168.9 million. This increase was primarily due to the acquisitions of SecureInfo, Integral and Herley which had combined revenues of $95.0 million, as well as organic growth in our ballistic missile defense and learning, performance and training businesses, partially offset by the completion of acquired small business contracts in the first quarter of 2011, the timing of orders and shipments in our ground equipment business, ongoing weakness and increased competition in our legacy services businesses, and continued in-sourcing of our employees by the U.S. Government. PSS segment revenue increased by $15.2 million, which was primarily due to the acquisition of the Critical Infrastructure Business on December 30, 2011, which generated revenues of $13.8 million, as well as organic growth in our existing legacy PSS business of $1.4 million. Revenues by operating segment for the three months ended March 27, 2011 and March 25, 2012 are as follows (dollars in millions):

	March 27, 2011	March 25, 2012	$ change	% change
Kratos Government Solutions	$97.4	$168.9	$71.5	73.4%
Public Safety & Security	25.4	40.6	15.2	59.8%
Total revenues	$122.8	$209.5	$86.7	70.3%

Product sales increased $64.4 million, from $43.0 million for the three months ended March 27, 2011 to $107.4 million for the three months ended March 25, 2012.  As a percentage of total revenue, product sales were 35% for the three months ended March 27, 2011 as compared to 51% for the three months ended March 25, 2012.  This increase was primarily related to the acquisitions of Integral and Herley, partially offset by the timing of orders and shipments in our ground equipment business. Service revenues increased by $22.3 million, from $79.8 million for the three months ended March 27, 2011 to $102.1 million for the three months ended March 25, 2012. The increase was primarily related to the acquisition of Integral, SecureInfo and the Critical Infrastructure Business on December 30, 2011, partially offset by the reductions in service revenue in other business units in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $95.4 million for the three months ended March 27, 2011 to $152.1 million for the three months ended March 25, 2012. The $56.7 million increase in cost of revenues was primarily a result of the acquisitions of SecureInfo, Integral, Herley and the recently acquired Critical Infrastructure Business, which had combined cost of revenues of $73.3 million, offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue discussed above.

Gross margin increased from 22.3% for the three months ended March 27, 2011 to 27.4% for the three months ended March 25, 2012. Margins on services decreased for the three months ended March 27, 2011 as compared to March 25, 2012, from 24.4% to 21.8%, respectively, due primarily to the acquisitions of Integral and the recently acquired Critical Infrastructure Business, as well as the continued margin pressure experienced in our service business. Margins on products increased for the three months ended March 27, 2011 as compared to March 25, 2012, from 18.4% to 32.7%, respectively, as a result of the acquisitions of Integral and Herley. Margins in the KGS segment increased from 20.7% for the three months ended March 27, 2011 to 27.8% for the three months ended March 25, 2012, primarily as a result of the higher gross margins from our Integral, Herley, and SecureInfo acquisitions.  Margins in the PSS segment decreased from 28.3% for the three months ended March 27, 2011 to 25.6% for the three months ended March 25, 2012, as a result of the mix of revenue and due to the acquisition of the Critical Infrastructure Business, for which cost reduction actions have not yet been fully implemented.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $24.2 million, from $19.6 million for the three months ended March 27, 2011 to $43.8 million for the three months ended March 25, 2012. The increase was primarily a result of the acquisitions of SecureInfo, Integral, Herley and the Critical Infrastructure Business. As a percentage of revenues, SG&A increased from 16.0% to 20.9%. Excluding amortization of intangibles of $3.4 million for the three months ended March 27, 2011 and amortization of intangibles of $10.5 million for the three months ended March 25, 2012, SG&A increased as a percentage of revenues from 13.2% to 15.9% for the three months ended March 25, 2011 and March 25, 2012, respectively, reflecting the SG&A of our acquisitions of SecureInfo, Integral, Herley and the Critical Infrastructure Business, which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and Acquisition Expenses.  Merger and acquisition expenses for the three months ended March 27, 2011 were $5.8 million, which were primarily related to the acquisition of Herley.  Merger and acquisition expenses for the three months ended March 25, 2012 were $0.9 million.

Research and Development Expenses.  Research and development expenses increased from $0.6 million for the three months ended March 27, 2011 to $3.6 million for the three months ended March 25, 2012, primarily related to the acquisitions of Integral and, to a lesser extent, Herley.

Other Expense, Net.  Other expense, net increased from $6.4 million to $15.7 million for the three months ended March 27, 2011 and March 25, 2012, respectively. The net increase in expense of $9.3 million is primarily related to an $9.5 million increase in interest expense as a result of the 10% Senior Secured Notes issued in March 2011 and July 2011, primarily to fund the Herley and Integral acquisitions. We had other income of $0.3 million, primarily related to the non-cash charges to mark our interest rate derivative to market in 2011 and had other income of $0.4 million in 2012, primarily related to a favorable contractual settlement as well as foreign currency transaction gains.

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

We recorded an income tax benefit of $4.1 million, or a 62% rate, on a loss of $6.6 million before income taxes for the three months ended March 25, 2012.  The benefit of $4.1 million is primarily due to the estimated effective tax rate for state, foreign taxes, and the tax amortization of intangible assets that have an indefinite life under GAAP.

Income (Loss) from Discontinued Operations.  There was no revenue and income from discontinued operations was $0.3 million for the three months ended March 27, 2011. The income of $0.3 million for the three months ended March 27, 2011 was primarily related to the expiration of the statute of limitations for items that had previously been reserved. Revenue was $5.6 million and loss from discontinued operations was $0.5 million for the three months ended March 25, 2012.  The revenue and loss for the three months ended March 25, 2012 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale.

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

Liquidity and Capital Resources

As of March 25, 2012, we had cash and cash equivalents of $74.2 million compared with cash and cash equivalents of $69.6 million as of December 25, 2011. Our total debt including capital lease obligations, principal due on our Notes and other term debt, and including the premium of $21.8 million received on Notes issued, decreased by $1.4 million, from $655.9 million on December 25, 2011 to $654.5 million on March 25, 2012. The decrease in debt was primarily the result of the amortization of premium on our 10% Senior Secured Notes of approximately $1.0 million and a $0.3 million principal payment on the ten-year term loan with a bank in Israel.

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

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three months ended March 27, 2011	Three months ended March 25, 2012
Net cash provided by (used in) operating activities from continuing operations	$(3.2)	$25.0

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

See “Contractual Obligations and Commitments” for a further discussion of our Notes and credit facilities.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Three months ended March 27, 2011	Three months ended March 25, 2012
Net cash flows used in discontinued operations	$(0.1)	$3.9

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

Cash and cash equivalents as of March 25, 2012 were $74.2 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the three months ended March 25, 2012.

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

101†

Financial statements from Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Kratos Defense & Security Solutions, Inc. for the three months ended March 25, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

Date: December 7, 2012