Form 10-Q/A
period 2012-06-24
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2012-12-07
CIK 1069258

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
Form 10-Q/A for the Quarterly Period Ended June 24, 2012

EXPLANATORY NOTE

This amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2012 (the “Original Form 10-Q”), of Kratos Defense & Security Solutions, Inc. (the “Company”) which was originally filed with the Securities and Exchange Commission (“SEC”) on August 2, 2012, is being filed for the purpose of adding Note 14 - Condensed Consolidating Financial Statements (the “Guarantor Footnote”) to the consolidated financial statements filed with the Original Form 10-Q in order to conform to the disclosure requirements of Rule 3-10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of the Guarantor Footnote is to provide additional supplementary financial information to the holders of the Company's publicly-traded debt instruments. The addition of the footnote does not affect any other portion of the Company's consolidated financial statements, including the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

As required by Rule 12b-15 under the Exchange Act, new certifications by the Company's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

This Amendment solely modifies Part I Item 1 and Part II Item 6 of the Original Form 10-Q to reflect the addition of the Guarantor Footnote and does not reflect any events occurring after June 24, 2012 or modify or update the disclosures in the Original Form 10-Q that may have been affected by subsequent events. For the convenience of the reader, this Amendment sets forth the Quarterly Report on Form 10-Q, as amended, in its entirety.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 25, 2011	June 24, 2012
Assets
Current assets:
Cash and cash equivalents	$69.6	$145.7
Restricted cash	1.1	0.8
Accounts receivable, net	245.3	256.8
Inventoried costs	76.6	86.4
Prepaid expenses	12.7	12.6
Other current assets	15.7	18.8
Total current assets	421.0	521.1
Property, plant and equipment, net	72.5	72.4
Goodwill	571.6	575.4
Intangible assets, net	124.6	107.2
Other assets	26.3	23.0
Total assets	$1,216.0	$1,299.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48.8	$61.9
Accrued expenses	50.7	52.9
Accrued compensation	39.8	33.8
Accrued interest	5.1	5.1
Billings in excess of costs and earnings on uncompleted contracts	36.2	37.1
Other current liabilities	33.2	32.1
Total current liabilities	213.8	222.9
Long-term debt principal, net of current portion	630.8	630.2
Long-term debt premium	22.8	20.8
Other long-term liabilities	36.0	33.7
Total liabilities	903.4	907.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 shares outstanding at December 25, 2011 and June 24, 2012	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 32,421,135 and 52,518,189 shares issued and outstanding at December 25, 2011 and June 24, 2012, respectively	—	—
Additional paid-in capital	720.6	819.9
Accumulated other comprehensive loss	(0.2)	(0.4)
Accumulated deficit	(407.8)	(428.0)
Total stockholders’ equity	312.6	391.5
Total liabilities and stockholders’ equity	$1,216.0	$1,299.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
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

The information as of June 24, 2012 and for the three and six months ended June 26, 2011 and June 24, 2012 is unaudited. The condensed consolidated balance sheet as of December 25, 2011 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 25, 2011, included in the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the U.S. Securities and Exchange Commission ("SEC") on March 7, 2012 and December 5, 2012, respectively (collectively the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

In June 2012, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals of the non-core businesses acquired in the Integral acquisition. In accordance with FASB ASC Topic 205, Presentation of Financial Statements ("Topic 205"), these businesses have been classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements.

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

 The changes in the carrying amount of goodwill for the six months ended June 24, 2012 are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total
Balance as of December 25, 2011	$33.0	$539.0	$572.0
Retrospective adjustments	—	(0.4)	(0.4)
Balance as of December 25, 2011 after retrospective adjustments	33.0	538.6	571.6
Additions due to business combinations	3.8	—	3.8
Balance as of June 24, 2012	$36.8	$538.6	$575.4

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

The following is a summary of the assets and liabilities of discontinued operations which are in other current assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 25, 2011 and June 24, 2012 (in millions):

	December 25, 2011	June 24, 2012
Accounts receivable, net	$5.3	$2.2
Inventoried costs	4.0	4.4
Other current assets	0.4	0.7
Current assets of discontinued operations	$9.7	$7.3
Property and equipment, net	$0.6	$0.5
Goodwill	$1.5	$—
Other non-current assets	$0.3	$0.4
Non-current assets of discontinued operations	$2.4	$0.9
Accounts payable	$3.0	$4.5
Accrued expenses	1.5	1.7
Other current liabilities	1.8	0.3
Current liabilities of discontinued operations	$6.3	$6.5
Other non-current liabilities	0.5	0.4
Non-current liabilities of discontinued operations	$0.5	$0.4

Note 9. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

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

On May 8, 2012, the Company entered into a third amendment (the "Third Amendment") to the 2011 Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the 2011 Credit Agreement were modified and the acquisition of CEI was approved (See Note 16). The Company used the net proceeds from the sale of 20.0 million shares of its common stock, together with the borrowings under its credit facility, to fund the purchase of CEI on July 2, 2012 and to pay related fees and expenses.

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

Revenues, operating income, and assets generated or held by the Company’s current reporting segments for the three and six months ended June 26, 2011 and June 24, 2012 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2011	June 24, 2012	June 26, 2011	June 24, 2012
Revenues:
Kratos Government Solutions	$145.3	$175.8	$242.7	$344.7
Public Safety & Security	25.8	44.0	51.2	84.6
Total revenues	$171.1	$219.8	$293.9	$429.3
Operating income:
Kratos Government Solutions	$9.7	$8.8	$16.3	$18.4
Public Safety & Security	1.7	2.8	2.9	4.0
Unallocated corporate expense, net	(2.7)	(4.2)	(9.1)	(5.9)
Total operating income	$8.7	$7.4	$10.1	$16.5

	As of	As of
	December 25, 2011	June 24, 2012
Assets:
Kratos Government Solutions	$1,028.8	$1,014.1
Public Safety & Security	88.6	118.8
Discontinued operations	12.1	8.2
Corporate activities	86.5	158.0
Total assets	$1,216.0	$1,299.1

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

Note 14. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Notes (See Note 9. The Notes are guaranteed by all of the Company's 100% owned domestic subsidiaries (the "Subsidiary Guarantors") and are collateralized by the assets of all of the Company's 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Subsidiary Guarantor and the Company. There are no contractual restrictions limiting cash transfers from Subsidiary Guarantors through dividends, loans or advances to the Company. The Notes are not guaranteed by the Company's foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet December 25, 2011 (Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$52.6	$2.8	$14.2	$—	$69.6
Accounts receivable, net	—	225.4	19.9	—	245.3
Amounts due from affiliated companies	446.2	—	—	(446.2)	—
Inventoried costs	—	64.2	12.4	—	76.6
Prepaid expenses and other current assets	6.7	18.4	4.4	—	29.5
Total current assets	505.5	310.8	50.9	(446.2)	421.0
Property, plant and equipment, net	1.2	62.2	9.1	—	72.5
Goodwill	—	550.2	21.4	—	571.6
Intangible assets, net	—	119.8	4.8	—	124.6
Investment in subsidiaries	460.1	20.5	—	(480.6)	—
Amounts due from affiliated companies	—	26.0	—	(26.0)	—
Other assets	21.7	4.0	0.6	—	26.3
Total assets	$988.5	$1,093.5	$86.8	$(952.8)	$1,216.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8.5	$37.5	$2.8	$—	$48.8
Accrued expenses	2.3	45.1	3.3	—	50.7
Accrued compensation	3.7	33.3	2.8	—	39.8
Accrued interest	5.1	—	—	—	5.1
Billings in excess of costs and earnings on uncompleted contracts	—	34.3	1.9	—	36.2
Amounts due to affiliated companies	—	414.5	31.7	(446.2)	—
Other current liabilities	0.8	30.2	2.2	—	33.2
Total current liabilities	20.4	594.9	44.7	(446.2)	213.8
Long-term debt, net of current portion	647.8	—	5.8	—	653.6
Amounts due to affiliated companies	—	—	26.0	(26.0)	—
Other long-term liabilities	7.7	26.3	2.0	—	36.0
Total liabilities	675.9	621.2	78.5	(472.2)	903.4
Total stockholders' equity	312.6	472.3	8.3	(480.6)	312.6
Total liabilities and stockholders' equity	$988.5	$1,093.5	$86.8	$(952.8)	$1,216.0

Condensed Consolidating Balance Sheet June 24, 2012 (Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$126.7	$(0.3)	$19.3	$—	$145.7
Restricted cash	0.5	0.3	—	—	0.8
Accounts receivable, net	—	235.7	21.1	—	256.8
Amounts due from affiliated companies	426.6	—	—	(426.6)	—
Inventoried costs	—	70.7	15.7	—	86.4
Prepaid expenses and other current assets	8.2	18.3	4.9	—	31.4
Total current assets	562.0	324.7	61.0	(426.6)	521.1
Property, plant and equipment, net	1.1	61.7	9.6	—	72.4
Goodwill	—	554.0	21.4	—	575.4
Intangible assets, net	—	103.7	3.5	—	107.2
Investment in subsidiaries	476.7	23.5	—	(500.2)	—
Amounts due from affiliated companies, long-term	—	26.0	—	(26.0)	—
Other assets	20.0	2.5	0.5	—	23.0
Total assets	$1,059.8	$1,096.1	$96.0	$(952.8)	$1,299.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9.6	$47.3	$5.0	$—	$61.9
Accrued expenses	1.7	53.6	2.7	—	58.0
Accrued compensation	2.4	28.6	2.8	—	33.8
Billings in excess of costs and earnings on uncompleted contracts	—	32.0	5.1	—	37.1
Amounts due to affiliated companies	—	392.1	34.5	(426.6)	—
Other current liabilities	3.7	25.3	3.1	—	32.1
Total current liabilities	17.4	578.9	53.2	(426.6)	222.9
Long-term debt, net of current portion	645.7	—	5.3	—	651.0
Amounts due to affiliated companies	—	—	26.0	(26.0)	—
Other long-term liabilities	5.2	28.4	0.1	—	33.7
Total liabilities	668.3	607.3	84.6	(452.6)	907.6
Total stockholders' equity	391.5	488.8	11.4	(500.2)	391.5
Total liabilities and stockholders' equity	$1,059.8	$1,096.1	$96.0	$(952.8)	$1,299.1

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 26, 2011 (Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$75.3	$—	$—	$75.3
Product sales	—	84.0	15.5	(3.7)	95.8
Total revenues	—	159.3	15.5	(3.7)	171.1
Cost of service revenues	—	58.0	—	—	58.0
Cost of product sales	—	61.6	9.8	(3.7)	67.7
Total costs	—	119.6	9.8	(3.7)	125.7
Gross profit	—	39.7	5.7	—	45.4
Selling, general and administrative expenses	3.0	28.2	4.3	—	35.5
Research and development expenses	—	1.0	0.2	—	1.2
Operating income (loss) from continuing operations	(3.0)	10.5	1.2	—	8.7
Other income (expense):
Interest expense, net	(13.0)	—	(0.1)	—	(13.1)
Other income, net	—	0.1	(0.1)	—	—
Total other income and expense, net	(13.0)	0.1	(0.2)	—	(13.1)
Income (loss) from continuing operations before income taxes	(16.0)	10.6	1.0	—	(4.4)
Provision for income taxes from continuing operations	—	(0.8)	(0.1)	—	(0.9)
Income (loss) from continuing operations	(16.0)	9.8	0.9	—	(5.3)
Income from discontinued operations	—	—	0.1	—	0.1
Equity in net income (loss) of subsidiaries	10.8	1.0	—	(11.8)	—
Net income (loss)	$(5.2)	$10.8	$1.0	$(11.8)	$(5.2)
Comprehensive income (loss)	$(5.2)	$10.6	$0.9	$(11.5)	$(5.2)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 26, 2011 (Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$155.1	$—	$—	$155.1
Product sales	—	127.0	15.5	(3.7)	138.8
Total revenues	—	282.1	15.5	(3.7)	293.9
Cost of service revenues	—	118.3	—	—	118.3
Cost of product sales	—	96.7	9.8	(3.7)	102.8
Total costs	—	215.0	9.8	(3.7)	221.1
Gross profit	—	67.1	5.7	—	72.8
Selling, general and administrative expenses	9.7	46.9	4.3	—	60.9
Research and development expenses	—	1.6	0.2	—	1.8
Operating income (loss) from continuing operations	(9.7)	18.6	1.2	—	10.1
Other income (expense):
Interest expense, net	(19.6)	(0.1)	(0.1)	—	(19.8)
Other income, net	0.3	0.1	(0.1)	—	0.3
Total other income and expense, net	(19.3)	—	(0.2)	—	(19.5)
Income (loss) from continuing operations before income taxes	(29.0)	18.6	1.0	—	(9.4)
Benefit (provision) for income taxes from continuing operations	—	0.5	(0.2)	—	0.3
Income (loss) from continuing operations	(29.0)	19.1	0.8	—	(9.1)
Income from discontinued operations	—	—	0.4	—	0.4
Equity in net income (loss) of subsidiaries	20.3	1.1	—	(21.4)	—
Net income (loss)	$(8.7)	$20.2	$1.2	$(21.4)	$(8.7)
Comprehensive income (loss)	$(8.7)	$20.2	$1.2	$(21.4)	$(8.7)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 24, 2012 (Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Service revenues	—	111.5	0.6	—	112.1
Product sales	—	96.6	14.7	(3.6)	107.7
Total revenues	—	208.1	15.3	(3.6)	219.8
Cost of service revenues	—	86.2	0.5	—	86.7
Cost of product sales	—	69.2	9.8	(3.6)	75.4
Total costs	—	155.4	10.3	(3.6)	162.1
Gross profit	—	52.7	5.0	—	57.7
Selling, general and administrative expenses	2.6	40.0	2.9	—	45.5
Research and development expenses	—	4.6	0.2	—	4.8
Operating income (loss) from continuing operations	(2.6)	8.1	1.9	—	7.4
Other income (expense):
Interest expense, net	(16.1)	0.1	(0.2)	—	(16.2)
Other income, net	—	0.2	0.3	—	0.5
Total other income and expense, net	(16.1)	0.3	0.1	—	(15.7)
Income (loss) from continuing operations before income taxes	(18.7)	8.4	2.0	—	(8.3)
Provision for income taxes from continuing operations	—	(5.7)	(0.9)	—	(6.6)
Income (loss) from continuing operations	(18.7)	2.7	1.1	—	(14.9)
Income (loss) from discontinued operations	—	(2.2)	(0.1)	—	(2.3)
Equity in net income (loss) of subsidiaries	1.5	1.0	—	(2.5)	—
Net income (loss)	$(17.2)	$1.5	$1.0	$(2.5)	$(17.2)
Comprehensive income (loss)	$(17.6)	$1.7	$1.1	$(2.6)	$(17.4)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 24, 2012 (Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Service revenues	—	213.0	1.2	—	214.2
Product sales	—	192.6	29.0	(6.5)	215.1
Total revenues	—	405.6	30.2	(6.5)	429.3
Cost of service revenues	—	165.7	0.8	—	166.5
Cost of product sales	—	134.9	19.3	(6.5)	147.7
Total costs	—	300.6	20.1	(6.5)	314.2
Gross profit	—	105.0	10.1	—	115.1
Selling, general and administrative expenses	4.8	78.9	6.5	—	90.2
Research and development expenses	—	7.9	0.5	—	8.4
Operating income (loss) from continuing operations	(4.8)	18.2	3.1	—	16.5
Other income (expense):
Interest expense, net	(32.1)	0.1	(0.3)	—	(32.3)
Other income, net	0.3	0.1	0.5	—	0.9
Total other income and expense, net	(31.8)	0.2	0.2	—	(31.4)
Income (loss) from continuing operations before income taxes	(36.6)	18.4	3.3	—	(14.9)
Provision for income taxes from continuing operations	—	(2.3)	(0.2)	—	(2.5)
Income (loss) from continuing operations	(36.6)	16.1	3.1	—	(17.4)
Income (loss) from discontinued operations	—	(2.8)	—	—	(2.8)
Equity in net income (loss) of subsidiaries	16.4	3.0	—	(19.4)	—
Net income (loss)	$(20.2)	$16.3	$3.1	$(19.4)	$(20.2)
Comprehensive income (loss)	$(20.6)	$16.3	$3.2	$(19.3)	$(20.4)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 26, 2011 (Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(45.8)	$37.4	$(1.7)	$—	$(10.1)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(271.0)	12.5	9.3	—	(249.2)
Decrease in restricted cash	0.3	0.9	—	—	1.2
Capital expenditures	(0.1)	(1.6)	(1.0)	—	(2.7)
Net cash provided by (used in) investing activities from continuing operations	(270.8)	11.8	8.3	—	(250.7)
Financing activities:
Proceeds from the issuance of long-term debt	305.0	—	—	—	305.0
Proceeds from the issuance of common stock	61.1	—	—	—	61.1
Debt issuance costs	(14.6)	—	—	—	(14.6)
Repayment of debt	—	(1.9)	(0.3)	—	(2.2)
Cash paid for contingent acquisition consideration	—	—	—	—	—
Financing from affiliated companies	25.0	(27.4)	2.4	—	—
Other, net	1.4	(0.4)	—	—	1.0
Net cash provided by (used in) financing activities from continuing operations	377.9	(29.7)	2.1	—	350.3
Net cash flows of continuing operations	61.3	19.5	8.7	—	89.5
Net operating cash flows from discontinued operations	—	0.1	—	—	0.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net increase in cash and cash equivalents	$61.3	$19.6	$8.7	$—	$89.6

Condensed Consolidating Statement of Cash Flows Six Months Ended June 24, 2012 (Unaudited)

	Parent Company	Subsidiary Guarantors on a Combined Basis	Non-Guarantor Subsidiaries on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(40.5)	$43.2	$7.1	$—	$9.8
Investing activities:
Cash paid for acquisitions, net of cash acquired	(21.5)	—	—	—	(21.5)
Decrease in restricted cash	(0.4)	0.7	—	—	0.3
Capital expenditures	—	(5.1)	(1.1)	—	(6.2)
Net cash used in investing activities from continuing operations	(21.9)	(4.4)	(1.1)	—	(27.4)
Financing activities:
Proceeds from the issuance of common stock for cash, net of issuance costs	97.0	—	—	—	97.0
Cash paid for contingent acquisition consideration	(2.5)	—	—	—	(2.5)
Debt issuance costs	(1.0)	—	—	—	(1.0)
Repayment of debt	—	—	(0.5)	—	(0.5)
Financings from affiliated companies	43.0	(43.0)	—	—	—
Other	—	(0.3)	—	—	(0.3)
Net cash provided by (used in) financing activities from continuing operations	136.5	(43.3)	(0.5)	—	92.7
Net cash flows of continuing operations	74.1	(4.5)	5.5	—	75.1
Net operating cash flows from discontinued operations	—	1.3	—	—	1.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	$—	(0.3)
Net increase (decrease) in cash and cash equivalents	$74.1	$(3.2)	$5.2	$—	$76.1

Note 15. Commitments and Contingencies

(a)	Legal Matters

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

Note 16. Subsequent Events

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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ LAURA L. SIEGAL, CPA
Laura L. Siegal
Vice President, Corporate Controller
(Principal Accounting Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel and
Secretary/Registered In-House Counsel
Date:	December 7, 2012