Form 10-K
period 2012-12-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2013-03-12
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4820 Eastgate Mall, Suite 200
San Diego, CA 92121
(858) 812-7300
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $0.001	The NASDAQ Global Select Market
Right to purchase Shares of Series C Preferred Stock
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of June 24, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $232.0 million, based on the closing sale price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 24, 2012 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 8, 2013, 56,646,430 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of Part II of this annual report on Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant's 2013 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2012

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.
FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. The most important risk and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements, include, but are not limited to those specifically addressed in Item 1A “Risk Factors” in this Annual Report, as well as those discussed elsewhere in this Annual Report. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1. Business

Overview

We are a specialized security technology business providing mission critical products, services and solutions for domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

We manufacture and design specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable client base, strong client relationships, broad array of contract vehicles, large employee base possessing specialized skills, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Control Act”) in order to permit an increase in the federal government's borrowing limit while reducing projected net government spending over the next ten years. The Budget Control Act required $900 billion in immediate cuts to discretionary spending for 2012-2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was charged with recommending legislation that would reduce net government spending by $1.2 to $1.5 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. The Joint Committee was unable to identify the required reductions, thereby triggering a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts, split between defense and non-defense programs, that start in 2013 and continue over a nine-year period.

In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of FY 2013. The Office of Management and Budget (“OMB”) in its report to Congress of March 1, 2013, entitled “OMB Report to the Congress on the Joint Committee Sequestration,” calculated that, over the course of the fiscal year, the order requires a 7.8 percent reduction in non-exempt defense discretionary funding and a 5.0 percent reduction in non-exempt non-defense discretionary funding. The sequestration also requires reductions of 7.9 percent to non-exempt defense mandatory programs. The sequestration report provides calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non-exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of Balanced Budget and Emergency Deficit Control Act, as amended (“BBEDCA”), and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13-03, Planning for Uncertainty with Respect to Fiscal Year 2013 Budgetary Resources and Memorandum 13-05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration.

The delay in the sequester has left the DoD less time to enact 2013 automatic spending cuts and adds to uncertainty from such cuts. The nation's debt ceiling is currently expected to be reached in the first half of 2013. The U.S. Government continues to face substantial fiscal and economic challenges that affect funding for its discretionary and non-discretionary budget. Currently, Congress has not passed the Fiscal Year (“FY”) 2013 budget. Congress and the Administration continue to debate these issues and the terms of a possible national fiscal approach. It is unclear whether annual appropriations bills will be passed during FY 2013 and the U.S. Government may operate under a continuing resolution for all of FY 2013. If this occurs new contract or program starts will be restricted for the year.

Despite the sequestration order and the budget debate, we believe that spending on modernization and maintenance of defense, intelligence and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the DoD Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of Unmanned Aerial Vehicles, cybersecurity, ballistic missile defense, satellite communications, space programs and science and technology efforts. Nevertheless, the actual impact of sequestration and the federal budget debates are uncertain at this time, and we cannot assure you that these events will not have a significant adverse effect on our business and results of operations. See the risk factor entitled “The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and governmental entities.”

Current Reporting Segments

We operate in two principal business segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 13 of the notes to the Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Kratos Government Solutions Segment
The KGS segment provides C5ISR products, solutions and services primarily for strategic mission critical national security priorities. Our primary end customers in the KGS segment are U.S. Government agencies, including the DoD, classified agencies, intelligence agencies, civilian agencies, other national security agencies and homeland security related agencies. Our C5ISR products, solutions, and services include the following:
Electronic Warfare/Attack and Intelligence, Reconnaissance and Surveillance. We design and manufacture a wide variety of radio frequency (“RF”) and microwave component subsystems and systems for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Our products are integrated into many of the DoD's ground, air, and sea-based electronic warfare platforms. Certain key programs include the Trident II D5 Missile, EA-18G Growler, P-8 Poseidon, E-2D Hawkeye, RC-135 Rivet Joint, F-15 Eagle, Gripen, F-16 Falcon, Eurofighter Typhoon, F-18 E/F Super Hornet and Firefinder Radar.
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
Unmanned Aerial Vehicles (“UAV”). We design, manufacture, test, and operate aerial target drone systems and composite structures, such as the BQM-167A, BQM-167i, and BQM-177A and BQM-177i. We also supply UAV platforms with sensors, avionics and electronic components including electro-optical/infrared sensors, training systems and ground shelters. We also manufacture and provide avionics systems and ground flight control systems for certain UAV platforms. These products and solutions are used on UAV platforms such as the MQ 1C Gray Eagle, MQ-1C Sky Warrior, Gorgon Stare, MQ-8 Fire Scout, RQ-4B Broad Area Maritime Surveillance and the Persistent Threat Detection System ISR platform.
Ballistic Missile Defense Test and Evaluation. We have expertise in the area of ballistic missile test and evaluation services, primarily dedicated to AEGIS Ballistic Missile Defense missions. This includes exclusive rights to the marketing of the Oriole Rocket System for target services, sounding rockets and suborbital research. We possess both the intellectual property and subject matter expertise in sensors modeling and simulation associated with a wide range of missile technologies. This area of our business develops and produces low-cost ballistic missile defense targets. These ballistic missile targets or AEGIS Readiness Assessment Vehicles (“ARAV”) are a key test and evaluation component for the U.S. AEGIS based Ballistic Missile Defense forces.
Cyber and IT. We provide a variety of cybersecurity products and services to the DoD and intelligence community. We offer NeuralStar® and dopplerVUE® our proprietary software based network management products, via software license and maintenance sales, which also serve as a platform for incremental network-based services work. We have extensive experience building complex and secure networks for the U.S. Government and possess in-depth experience with network operations centers. We also scan our customers' networks for cyber threats. We are involved in a wide range of services, including installation, upgrade and maintenance of command, control, computing, and surveillance systems for customers such as the Department of Homeland Security (“DHS”), U.S. State Department and the Space and Naval Warfare Systems Center.
Learning, Performance and Training Solutions. Our learning, performance and training solutions consist of a broad range of products and service capabilities. We design, manufacture and market full-scale training simulators for fixed-wing aircraft (Harrier, and Prowler), rotary-wing aircraft (UH-60 Blackhawk, CH-47 Chinook, and CH-53 Sea Stallion) and ground combat vehicles (M1 Abrams Main Battle Tank, M2/M3 Bradley fighting vehicles and High Mobility Artillery Rocket Systems or HIMARS). We deliver training solutions and web-enabled or satellite-based interactive distance learning for customers in the DoD, other government agencies, universities and commercial organizations. Our training solutions include services, product development, and tools addressing a wide range of related disciplines that include deep human performance and competency-based needs analysis. We specialize in delivering full lifecycle manpower, personnel and training support for acquisition programs and a cross-domain analysis program supporting program systems integration requirements. Our innovative design and development group delivers training solutions that span classroom, field, e-learning, simulation, mobile and serious gaming delivery modalities as well as incorporating learning management services in our own learning management platform or client-based solutions.

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
Weapon Systems Lifecycle Sustainment, Support and Extension. We provide weapons systems lifecycle sustainment, support, and extension services for the DoD and foreign governments. These services focus on maintaining, testing and repairing certain weapons systems such as the Chaparral and HAWK missile systems and the OH-58 Kiowa helicopter.
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
Public Safety & Security Segment (Critical Infrastructure Security)
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
Competitive Strengths
We believe we have robust intellectual property, capabilities, customer relationships, platform positions and past performance qualifications in our respective business areas, including a work force that is experienced with the various programs we service and the customers we serve. We believe the following key strengths distinguish us competitively:
Significant and highly specialized experience. Through existing customer engagements and the government-focused acquisitions we have completed over the past several years, we have amassed significant and highly specialized experience in areas directly related to C5ISR, including cybersecurity, cyberwarfare, information assurance and situational awareness; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation; UAV products and technology; advanced network engineering and IT services; and public safety, security and surveillance systems integration. We also produce products and provide solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and Warfighter systems, including electronic attack and electronic warfare systems. This collective experience, or past performance qualifications, is a requirement for the majority of our contract vehicles and customer engagements. Many of our approximately 4,300 employees have specialized national security expertise. Many of the products that we produce include or contain our intellectual property. Many of the program positions we have are on a “sole source” basis. We believe these characteristics represent a significant competitive strength and position us to win renewal or follow-on business.
Specialized national security focus aligned with mission-critical national security priorities. Continued concerns related to the threats posed by certain foreign nations and terrorists have caused the U.S. Government to identify national security as an area of functional and spending priority. Budget pressures, particularly related to DoD spending, have placed a premium on developing and fielding relatively low-cost, high-technology solutions to assist in national security missions. Our primary capabilities and areas of focus, listed below, are strongly aligned with the objectives of the U.S. Government:

•	Intelligence, surveillance and reconnaissance

•	Satellite communications and radio frequency detection

•	Command, control and combat systems

•	Unmanned systems

•	Ballistic missile defense

•	Electronic warfare and attack

•	Cybersecurity and information assurance

Diverse base of key contracts with low concentration. Many of our contracts are single-award, where Kratos is the only awardee by the customer. Additionally, as a result of our business development focus on securing key contracts, we are also a preferred contractor on numerous multi-year, government-wide acquisition contracts (“GWACs”) and multiple award contracts. Our preferred contractor status provides us with the opportunity to bid on billions of dollars of business each year against a discrete number of other pre-qualified companies. We have a highly diverse base of contracts with no contract representing more than 4% of 2012 revenue. Our fixed-price contracts, almost all of which are production contracts, represent approximately 73% of our 2012 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 15% and 12%, respectively, of our 2012 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.
In-depth understanding of client missions. We have a reputation for providing mission-critical products, services and solutions to our clients. Our long-term relationships with the U.S. Air Force, U.S. Army, and U.S. Navy and other national security related customers enable us to develop an in-depth understanding of their missions and technical needs. In addition, the majority of our employees are located at our customer sites, at secure manufacturing facilities or at critical infrastructure locations, all of which provides valuable strategic insight into our clients' ongoing missions and future program requirements. This understanding of our clients' missions, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our clients' specific requirements and evolving mission objectives. In addition, once we are on-site with a customer, we have historically been successful in winning recompete business.
Significant cash flow visibility driven by stable backlog. As of December 30, 2012, our total backlog was approximately $1.3 billion, of which approximately $674.0 million was funded backlog. The majority of our sales are from orders issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts.
Highly skilled employees and an experienced management team. We deliver our services through a skilled workforce of approximately 4,300 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. Members of our management team have experience growing businesses both organically and through acquisitions. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable employee base allows us to qualify for and bid on larger projects in a prime contracting role.

Our Strategy
Our strategy is to continue to grow our business as a leading provider of highly differentiated technology. products, solutions and services in our core areas of focus, as noted above, by delivering comprehensive, high-end engineering services, technical solutions, product manufacturing, and IT solutions to U.S. Government agencies while improving our margin rates, overall profitability and operating cash flows. To achieve our objective, we intend to focus on internal growth and to eliminate costs where possible.
Accelerate Internal Growth
We are focused on accelerating our internal growth rate by capitalizing on our current contract base and customer relationships, expanding product, solution and service offerings provided to our existing clients, and expanding our client and contract base.
Expand Product, Solution and Service Offerings Provided to Existing Clients. We are focused on expanding the products, solutions and services we provide to our current clients by leveraging our strong relationships, technical capabilities and past performance record, and by offering a wider range of comprehensive products and solutions as we make select investments in specialized products and solutions we believe can be growth areas for us. In regard to new areas of specialization, our recent acquisitions have expanded our product and service offerings to include manufacturing of specialized defense electronics products, integrated technology solutions for satellite communications and specialized unmanned aerial targets and unmanned aerial vehicles. We believe our understanding of client missions, processes and needs, in conjunction with our C5ISR offerings, including cybersecurity, cyberwarfare and situational awareness, positions us to capture new work from existing clients. Moreover, we believe our strong past performance record positions us to expand the level of services we provide to our clients.
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
Capitalize on Corporate Infrastructure Investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience in the national security industry, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements, and expanding our backlog and bid and proposal pipeline. We will be allocating additional resources in our pursuit of new and larger contract opportunities, leveraging our increased scale and robust past performance qualifications. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.
Strategic Acquisitions
We have acquired and are integrating businesses that meet our primary strategic objectives of expanding our customer relationships, enhancing our current portfolio, increasing our overall past performance qualifications and furthering our strategic positioning on national security priority programs. Our senior management team has significant acquisition experience. See Note 3 of the Notes to Consolidated Financial Statements contained within this Annual Report for further information regarding our acquisitions.

Acquisitions in the KGS segment

On July 2, 2012, we completed the acquisition of Composite Engineering, Inc. (“CEI”) for approximately $164.2 million. The purchase price including an adjustment for working capital and cash to be paid to the shareholders for the 338(h)(10) election includes $135.0 million in cash, and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEI's indemnification obligations as set forth in the CEI purchase agreement and will be reduced by $1.0 million to pay the working capital adjustment owed to us in July 2013. In addition, we paid $2.5 million to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI at its carrying and fair value of $3.0 million. We plan to make an election under Section 338(h)(10) of the Internal Revenue Code, which will result in tax deductible goodwill related to this transaction and as a result we will pay an estimated $1.7 million in additional tax liability incurred by the shareholders of CEI for this election. We estimate that the tax deductible goodwill and intangibles, which is subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $141.8 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the CEI acquisition certain CEI personnel entered into long-term employment agreements with us. On July 2, 2012, we granted restricted stock units (“RSUs”) for an aggregate 2.0 million shares of common stock as long-term retention inducement grants to certain employees of CEI who have joined Kratos. The RSUs had an estimated value of $11.9 million on the grant date, cliff vest on the fourth anniversary of the closing of the CEI acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over this four year period.

To fund the acquisition of CEI, on May 14, 2012, we sold 20.0 million shares of our common stock at a purchase price of $5.00 per share in an underwritten public offering. We received gross proceeds of approximately $100.0 million and net proceeds of approximately $97.0 million after deducting underwriting fees and other offering expenses. We used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of CEI. In addition, we borrowed $40.0 million from our revolving line of credit to partially fund the purchase price of CEI.

CEI is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing Warfighters and strategic assets. CEI's customers include U.S. and foreign governments.

On November 15, 2011, we acquired SecureInfo Corporation (“SecureInfo”) for $20.3 million in cash, which included a $1.5 million earn-out payment made in the first quarter of 2012. Based in northern Virginia, SecureInfo is a leading cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the DoD, DHS and large commercial customers, including market-leading cloud computing service providers.

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

Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency interference. Integral's customers include U.S. and foreign commercial, government, military and intelligence organizations. For almost 30 years, customers have relied on Integral to design and deliver innovative commercially-based products, solutions and services that are cost-effective and reduce delivery schedules and risk.

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

Acquisition in the PSS segment

On December 30, 2011, we acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $18.8 million which includes a final agreement on the working capital adjustment.     The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the United States' most strategic asset and critical infrastructure locations. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed.

Customers
A representative list of our customers in our KGS segment during 2012 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, the DHS, NASA, Foreign Military Sales (“FMS”), the U.S. Southern Command, U.S. Intelligence Community and certain classified customers. In 2012, representative customers in the PSS segment included Port of Long Beach, Port Authority of New York & New Jersey, Prudential, New York University, Fidelity, Scripps Clinic, PNC Bank, Halliburton, AT&T, Chevron, Mellon Bank, Calpine Power Plants, Capital Health, DuPont Fabros, BP America, University of Houston, Meridian Health and Memorial Hermann Hospital System.
Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 87%, 74% and 65% of total revenues in 2010, 2011, and 2012, respectively.

Backlog

As of December 25, 2011 and December 30, 2012, our backlog was approximately $1.1 billion and $1.3 billion, respectively, of which $472.0 million was funded in 2011 and $674.0 million was funded in 2012. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Contracts undertaken by us may extend beyond one year. Accordingly, portions are carried forward from one year to the next as part of backlog. Because many factors affect the scheduling of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog. Although funded backlog represents only business that is considered to be firm, we cannot guarantee that cancellations or scope adjustments will not occur. The majority of funded backlog represents contracts with terms that would entitle us to all or a portion of our costs incurred and potential fees upon cancellation by the customer.

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

Employees
As of December 30, 2012, we had a work force of approximately 4,300 full-time, part-time and on-call employees, many of whom hold an active national security clearance.
Competition
Our market is competitive and includes the full range of companies in the U.S. defense industry and the information, services and security integration industries. Many of the companies that we compete against have significantly greater financial, technical and marketing resources and generate greater revenues than we do. Competition in the federal business segment includes tier one, large U.S. Government contractors such as Northrop Grumman, Lockheed Martin, General Dynamics, SAIC, ITT Systems, Computer Sciences Corporation, ARINC, Raytheon, BAE Systems, and CACI. While we view government contractors as competitors, we often team with these companies in joint proposals or in the delivery of our services for customers. Tier two competitors include smaller and mid-tier government contractors such as AeroVironment, Anaren, API Technologies, Dynamics Research Corporation, iRobot and Mercury Computer Systems. Intense competition and long operating cycles are both key characteristics of our business within the defense industry. It is common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, Diebold, and Convergint Technologies.
We believe that the principal competitive factors in our ability to win new business include past performance qualifications, customer relationships, domain and technology expertise, intellectual property positions, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, including the large number of personnel with government security clearances, and project management expertise. We believe our ability to compete also depends on a number of additional factors, including the ability of our customers to perform the services themselves and competitive pricing for similar services. There is intense competition among many companies in the IT and services markets, which are generally more labor intensive with highly competitive margin rates and contract performance periods of shorter duration. Competitors in the IT and services markets include the defense industry participants mentioned above as well as many other large and small entities with specialized expertise. Our ability to successfully compete in the IT and services markets depends on a number of factors. The most important factor is the ability to deploy skilled professionals, many of whom require national security clearances, at competitive prices across the diverse spectrum of these markets.
In the U.S. defense industry, IT, and services markets, the U.S. Government has stressed competition and affordability in connection with its future procurement of products and services. This may lead to fewer sole source awards, as well as more emphasis on cost competitiveness. In addition, the DoD has announced several initiatives to improve efficiency, refocus priorities, modify contract terms, and enhance DoD best practices including those used to procure goods and services from defense contractors. See the Industry Background section in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors” contained within this Annual Report. These initiatives, when implemented, together with planned reductions in defense spending levels, are likely to result in fewer new opportunities for our industry as a whole with more demanding terms. A reduced opportunity set is likely to intensify competition within the industry as companies compete for a more limited set of new programs.
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
Risks Related to Our Business
The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and governmental entities.
In fiscal 2010, 2011 and 2012, we generated 87%, 74% and 65%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. As a result, any reductions or other government budgetary constraints and any changes in government contracting policies could adversely affect our financial performance.
With the passage of the Budget Control Act of 2011 (“Budget Control Act”), current projections of the DoD indicate that government spending is expected to decrease. Part I of the Budget Control Act provided for a reduction in defense spending by at least $487 billion over a ten year period. Part II provided the potential for substantial additional automatic reductions split between defense and non-defense programs, through a process known as "sequestration."
In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of FY 2013. The Office of Management and Budget (OMB) in its report to Congress of March 1, 2013, entitled “OMB Report to the Congress on the Joint Committee Sequestration,” calculated that, over the course of the fiscal year, the order requires a 7.8 percent reduction in non-exempt defense discretionary funding and a 5.0 percent reduction in non-exempt non-defense discretionary funding. The sequestration also requires reductions of 7.9 percent to non-exempt defense mandatory programs. The sequestration report provides calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non-exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of Balanced Budget and Emergency Deficit Control Act, as amended (BBEDCA), and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13-03, Planning for Uncertainty with Respect to Fiscal Year 2013 Budgetary Resources and Memorandum 13-05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration.

The delay in the sequester has left the DoD less time to enact 2013 automatic spending cuts and adds to uncertainty from such cuts. The nation's debt ceiling is currently expected to be reached in the first half of 2013. The U.S. Government continues to face substantial fiscal and economic challenges that affect funding for its discretionary and non-discretionary budget. Currently, Congress has not passed the Fiscal Year (“FY”) 2013 budget. Congress and the Administration continue to debate these issues and the terms of a possible national fiscal approach. It is unclear whether annual appropriations bills will be passed during FY 2013 and the U.S. Government may operate under a continuing resolution for all of FY 2013. If this occurs new contract or program starts will be restricted for the year.

The continuing resolution and pending decisions related to sequestration and the debt ceiling may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business may be adversely affected.
Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in “teaming” arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. Government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could materially adversely affect our ability to maintain our existing business and compete successfully for new business.
If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.
As a prime contractor, we often rely upon other companies as subcontractors to perform work we are obligated to perform for our clients. As we secure more work under certain of our contract vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate U.S. Government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients' expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency's costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.
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
We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier federal contractors with specialized capabilities and large defense and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation, or the reduction in the overall number of government contracts. We may also face competition from prime contractors for whom we currently serve as subcontractors or teammates if those prime contractors choose to offer client services of the type that we are currently providing. Recently, procurement awards have been based on lowest price, technically acceptable proposals. In addition, we may face competition from our subcontractors who, from time-to-time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us.

Many of our competitors have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we do. These competitors could, among other things:

•
divert sales from us by winning very large‑scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts and the recent trend of awards on a lowest price, technically acceptable basis;

•	divert sales from us by the award of government contracts to our competitors who may be willing to bid at substantially lower prices;

•	force us to charge lower prices; or

•	adversely affect our relationships with current clients, including our ability to continue to win competitively awarded engagements in which we are the incumbent.

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
Government contracts differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty.
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
Certain of our government contracts also contain “organizational conflict of interest” clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular solution, we may be precluded from competing for the contract to install that solution. While we actively monitor our contracts to avoid these conflicts, we cannot guarantee that we will be able to avoid all organizational conflict of interest issues.
We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.
As of December 30, 2012, our total backlog was approximately $1.3 billion, of which $674.0 million was funded. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. The remaining $635.0 million of our total backlog as of December 30, 2012 is unfunded. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC or GSA schedules beyond awarded or funded task orders but does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular clients, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

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

As a result of the SBA set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.
U.S. Government in-sourcing could result in loss of business opportunities and personnel.
The U.S. Government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.”  Over time, in-sourcing could have a material adverse affect on our business, financial condition and results of operations.   Specifically, as a result of in-sourcing federal procurements for services could be fewer and smaller in the future.  In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees working on contracts could also be hired by the government.  This loss of our employees would necessitate the need to retain new employees.   Accordingly, the effect of in-sourcing, or the continuation of in-sourcing at a faster than expected rate, could have a materially adverse effect on our business, financial condition, and results of operations over time.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.
Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. Government functions. We face various security threats, including cybersecurity threats, to gain unauthorized access to this sensitive information. We also face threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to the loss of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and prevent us from being eligible for further work on sensitive or classified systems for U.S. Government clients. Further, any losses we incur from such a security breach could exceed the policy limits under our errors and omissions and product liability insurance. Any losses we incur, any damage to our reputation or any limitations on our eligibility for additional work resulting from a security breach could materially reduce our revenue and could have a material adverse effect on our business, financial condition and results of operations.
Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cybersecurity attacks and may experience them in the future. These events could damage our reputation and lead to financial losses from remedial actions, loss of business, loss of proprietary and trade secret information or potential liability.
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
We create, implement and maintain IT solutions that are often critical to our clients' operations. We have experienced, and may in the future experience, some systems and service failures, schedule or delivery delays and other problems in connection with our work. If we experience these problems, we may:

•	lose revenue due to adverse client reaction;

•	be required to provide additional services to a client at no charge;

•	cause clients to postpone, cancel or fail to renew contracts;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

•	suffer claims for substantial damages.

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
Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in these Risk Factors and the following, among others:

•	the terms of customer contracts that affect the timing of revenue recognition;

•	variability in demand for our services and solutions;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of shipments and product deliveries;

•	timing of award or performance incentive fee notices;

•	timing of significant bid and proposal costs;

•	variable purchasing patterns under GSA Schedule 70 contracts, GWACs, blanket purchase agreements and other indefinite delivery/indefinite quantity contracts;

•	restrictions on and delays related to the export of defense articles and services;

•	costs related to government inquiries;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	seasonal fluctuations in our staff utilization rates;

•	changes in our effective tax rate including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

•	the length of sales cycles.

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

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 24% and 65%, respectively, of our federal business revenues for the year ended December 30, 2012. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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
As of December 30, 2012, goodwill represented approximately 46% of our total assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other (“Topic 350”), we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

In 2012, as a result of our annual review, we recorded a goodwill impairment charge of $82.0 million related to our KGS segment, to reflect the declining market valuations and the economic uncertainty in the U.S. defense industry as a result of uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government. Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling, our future revenues, profits and cash flows could be substantially lower than our current projections. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our KGS reporting unit and an additional impairment of our goodwill within that unit. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

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
Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance. See the Critical Accounting Policies and Estimates section in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. In March 2010, an “ownership change” occurred that will limit the utilization of the loss carryforwards. Additionally, in May 2012, another “ownership change” was triggered. As a result of this change in May, the Company's federal annual utilization of NOL carryforwards will be limited to $28.1 million a year for the five years succeeding the initial ownership change and $11.6 million per year thereafter. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 30, 2012, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
Risks Related to Our Operations

We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.

We currently anticipate that our available capital resources, including our credit facility and operating cash flow, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, either through an expansion or refinancing of our credit facility or through public or private debt or equity financings, additional financing may not be available on terms favorable to us, or at all. Disruptions in the capital and credit markets may continue indefinitely or intensify, which could adversely affect our ability to access these markets. Limitations on our borrowing base contained in our credit facility may limit our access to capital, and we could fall out of compliance with financial and other covenants contained in our credit facility which, if not waived, would restrict our access to capital and could require us to pay down our existing debt under the credit facility. Our lenders may not agree to extend additional or continuing credit under our credit facility or waive restrictions on our access to capital. If we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders' equity ownership. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures and our business, operating results or financial condition could be materially adversely affected.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

During 2011 and 2012, we acquired five companies. In the future, we may acquire additional businesses that we believe could complement or expand our business or increase our customer base. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

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
Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. Additionally, our future financial results depend in part on our ability to profitably manage our growth on a combined basis with the businesses we have acquired and those we may acquire in the future. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.
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
The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced IT and/or engineering skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. In addition, certain U.S. Government contracts require us, and some of our employees, to maintain national security clearances. Obtaining and maintaining national security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold national security clearances. Further, some of our contracts contain provisions requiring us to staff an engagement with personnel that the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract. As a result, if we are unable to recruit and retain a sufficient number of qualified employees, we may lose revenue and our ability to maintain and grow our business could be limited.
Moreover, in a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which would increase our general and administrative expenses, reduce our earnings and possibly harm our results of operations.

Risks Related to Our International Operations
Revenues derived from our international business are subject to global economic downturn and hardship.

Our international business represents 12% of our total revenue, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. Additionally, disruptions in international credit markets may materially limit consumer credit availability and restrict credit availability of our customers. Any reduction in international sales of our solutions, resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.
Our international business exposes us to additional risks.
Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs, including those related to:

•	foreign currency exchange rate fluctuations, potentially reducing the United States dollars we receive for sales denominated in foreign currency;

•	the possibility that unfriendly nations or groups could boycott our solutions;

•	political conditions in the markets in which we operate;

•	potential increased costs associated with overlapping tax structures;

•	import-export control;

•	more limited protection for intellectual property rights in some countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;

•	technology transfer restrictions; and

•	changes to our distribution networks.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. The impact of these factors is difficult to predict, but one or more of them could adversely affect our financial position, results of operations, or cash flows.

Risks Related to Our Outstanding Indebtedness
We significantly increased our leverage in connection with the financing of recent acquisitions and we have substantial indebtedness, which could adversely affect our cash flow, financial condition and business.
In connection with the acquisition of Herley and Integral, we incurred $285.0 million and $115.0 million of indebtedness, respectively. As of December 30, 2012, we had approximately $650.3 million of total indebtedness outstanding, which includes $18.7 million of unamortized debt premium, and $0.9 million of capital lease obligations. As a result of this increased indebtedness, our interest payment obligations have increased significantly. The degree to which we are leveraged could have adverse effects on our business, including the following:

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

Our higher level of indebtedness increases the risk that we may default on our debt obligations. We may be unable to generate sufficient cash flow to pay the interest on our debt. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.
If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross‑acceleration or cross‑default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our indebtedness. If the amounts outstanding under any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.
We and our subsidiaries may incur more debt, which may increase the risks associated with our substantial leverage, including our ability to service our indebtedness.
The agreements governing our debt permit us, under some circumstances, to incur certain additional indebtedness or obligations. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.
The agreements governing our debt impose significant operating and financial restrictions on us and our subsidiaries that may prevent us and our subsidiaries from pursuing certain business opportunities and restrict our ability to operate our business.
The indenture and the amended credit and security agreement governing our credit facility subject us, and our subsidiaries, to several financial and other restrictive covenants, including limitations on liens or indebtedness, payment of dividends, transactions with affiliates, and mergers, sales or other dispositions of our assets.
Our credit facility also requires us to comply with specified financial ratios, including a borrowing base availability and minimum fixed charge coverage ratio. Many factors, including events beyond our control, may affect our ability to comply with these covenants and financial ratios. We cannot be sure we will meet our debt-related obligations or that lenders will waive any failure to meet those obligation. Any failure to meet those debt related obligations could result in an event of default under our other indebtedness and the acceleration of such indebtedness.

Risks Related to Our Intellectual Property

We may be unable to protect our intellectual property rights.
We rely on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that these patents will remain valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.
Some of the technology that is developed by us is developed under contract for our DoD customers. Accordingly, such intellectual property and rights to technology development are owned by the U.S. Government.
We may be harmed by intellectual property infringement claims.
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
Disclosure of trade secrets could cause harm to our business
We attempt to protect our trade secrets by entering into confidentiality and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.
Risks Related to Regulatory, Environmental and Legal Issues
Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.
We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our clients, prime contractors, subcontractors and vendors and may impose added costs on us. New regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, supply chain diligence and cyber security) or changes to current requirements, could increase our costs and risk of non-compliance. Our role as a contractor to agencies and departments of the U.S. Government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. Government agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.
Our contracts and administrative processes and systems are subject to audits and cost adjustments by the U.S. Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.
U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contracts and government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our compliance with government standards for our accounting and management of internal control systems, including: control environment and overall accounting system, general IT system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. The current audits and reviews have become more rigorous, and the standards to which contractors are being held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. In addition, based on a DCAA audit, the U.S. Department of Justice is currently investigating whether one of our subsidiaries violated the federal False Claims Act by overstating its labor and material costs in a contract with the Department of Defense prior to the Company's acquisition of the subsidiary. Under the False Claims Act, the Department of Justice can seek civil penalties plus treble damages.
A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our corrections are accepted by DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems, including our changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

While we have submitted incurred cost claims through 2011, the actual indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2006 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts.

We are exposed to the risk that employee fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct by employees or others could include intentional failures to comply with U.S. Government procurement regulations, engaging in unauthorized activities or falsifying time records. Misconduct by our employees or others acting on our behalf could also involve the improper use of our clients' sensitive or classified information, which could result in regulatory sanctions against us, serious harm to our reputation, a loss of contracts and a reduction in revenues. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual misconduct by employees or others acting on our behalf could result in investigations or prosecutions of persons engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 30, 2012. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls.

We are subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.
We use hazardous materials common to the industries in which we operate. We are required to follow federal, state and local environmental laws and regulations regarding the handling, storage and disposal of these materials, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Toxic Substances Control Act. We could be subject to fines, suspensions of production, alteration of our manufacturing processes or interruption or cessation of our operations if we fail to comply with present or future laws or regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. These regulations could require us to acquire expensive remediation equipment or to incur significant other expenses to comply with environmental regulations. Our failure to control the handling, use, storage or disposal of, or adequately restrict the discharge of, hazardous substances could subject us to liabilities and production delays, which could cause us to miss our customers' delivery schedules, thereby reducing our sales for a given period. We may also have to pay regulatory fines, penalties or other costs (including remediation costs), which could materially reduce our profits and adversely affect our financial condition. Permits are required for our operations, and these permits are subject to renewal, modification and, in some cases, revocation.
In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of petroleum products or other hazardous substances on, under, or in its property, adjacent or nearby property, or offsite disposal locations, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. We have incurred, and may incur in the future, liabilities under CERCLA and other environmental laws at our current or former facilities, adjacent or nearby properties or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. The presence of, or failure to remediate properly, hazardous substances may adversely affect the ability to sell or rent the property or to borrow funds using the property as collateral. Additionally, we may become subject to claims by third parties based on damages, including personal injury and property damage, and costs resulting from the disposal or release of hazardous substances into the environment.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. We will have to apply diligence to discover whether such minerals are used in the manufacture of our products. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

Risks Related to Our Common Stock
Some of our contracts with the U.S. Government are classified, which may limit investor insight into portions of our business.
We derive a portion of our revenues from programs with the U.S. Government that are subject to security restrictions (classified programs) that preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs. As a result, you might have less insight into our classified programs than our other businesses and, therefore, less ability to fully evaluate the risks related to our classified business.

The market price of our common stock may be volatile.
The price of our stock has been in the past, and will continue to be, subject to fluctuations as a result of a number of factors, including: our operating results fail to meet market or analysts' expectations; general fluctuations in the stock market; actual or anticipated fluctuations in our operating results based on reduced and/or delayed government spending or the threat thereof; fluctuations in the stock prices of companies in our industry; changes in earnings estimated by securities analysts or our ability to meet those estimates; and domestic and foreign economic conditions. Such volatility has had a significant effect on the market prices of many companies' securities for reasons unrelated to their operating performance and, in the past, has led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

Certain provisions in our restated certificate of incorporation and seventh amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, our second amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•    the inability of our stockholders to call a special meeting;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•    the right of our board to issue preferred stock without stockholder approval;
•    a super-majority requirement to amend our certificate of incorporation or bylaws; and
•    the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We believe these provisions may help protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. In addition, although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board, they would apply even if the offer may be considered beneficial by some stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management team by making it more difficult for stockholders to replace members of our board, which is responsible for appointing the members of our management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 30, 2012, we owned or leased approximately 2.2 million square feet of floor space at approximately 84 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 30, 2012, we leased to third parties approximately 103,168 square feet of our leased facilities, and had vacant floor space of approximately 115,141 square feet. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.

We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego and Sacramento, CA; Colorado Springs, CO; Fort Walton Beach and Orlando, FL; Woburn, MA; Lanham, MD; Lancaster and Dallastown, PA; Charleston and Walterboro, SC; and Dahlgren, Alexandria and Chantilly, VA. Locations outside the U.S. include France, Israel and the United Kingdom.
Public Safety and Security: Fullerton, CA; Newport, DE; Fairlawn, NJ and Houston, TX.
Corporate and other locations: San Diego, CA.
The following is a summary of our floor space at December 30, 2012:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	621	1,355	1,976
Public Safety and Security	—	155	155
Corporate (includes San Diego operations of KGS and PSS segments)	—	34	34
Total	621	1,544	2,165

See Note 6 of the Notes to Consolidated Financial Statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Item 3.  Legal Proceedings

See Note 15 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of our legal proceedings

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “KTOS.”
The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year Ended December 30, 2012:
Fourth Quarter	$5.95	$4.27
Third Quarter	$6.04	$4.71
Second Quarter	$5.90	$4.77
First Quarter	$7.56	$5.90
Year Ended December 26, 2011:
Fourth Quarter	$7.89	$4.65
Third Quarter	$12.38	$7.57
Second Quarter	$14.22	$10.45
First Quarter	$14.52	$12.92
Holders of Record
On March 8, 2013, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $4.47 per share. On March 8, 2013, there were 427 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends since becoming a public company. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by both the indenture entered into in connection with the issuance of our 10% Senior Secured Notes due 2017 and our amended credit and security agreement, each as discussed in the section entitled “Liquidity and Capital Resources” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2012.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act of 1934 as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into such filing.
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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	December 28, 2008	December 27, 2009	December 26, 2010	December 25, 2011	December 30, 2012
Consolidated Statements of Operations Data:
Revenues	$286.2	$334.5	$408.5	$713.9	$969.2
Gross profit	51.3	63.6	84.3	191.2	257.2
Operating income (loss)	(93.2)	(27.0)	23.1	29.5	(49.7)
Provision (benefit) for income taxes	(0.7)	1.0	(12.7)	1.9	(1.6)
Income (loss) from continuing operations	(104.0)	(38.3)	14.6	(23.5)	(112.9)
Loss from discontinued operations	(7.1)	(3.2)	(0.1)	(0.7)	(1.5)
Net income (loss)	$(111.1)	$(41.5)	$14.5	$(24.2)	$(114.4)
Income (loss) from continuing operations per common share
Basic	$(11.18)	$(2.76)	$0.88	$(0.86)	$(2.41)
Diluted	$(11.18)	$(2.76)	$0.87	$(0.86)	$(2.41)
Loss from discontinued operations per common share
Basic	$(0.77)	$(0.23)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.77)	$(0.23)	$(0.01)	$(0.02)	$(0.03)
Net income (loss) per common share
Basic	$(11.95)	$(2.99)	$0.87	$(0.88)	$(2.44)
Diluted	$(11.95)	$(2.99)	$0.86	$(0.88)	$(2.44)
Weighted average shares:
Basic	9.3	13.9	16.6	27.4	46.9
Diluted	9.3	13.9	16.9	27.4	46.9

	December 28, 2008	December 27, 2009	December 26, 2010	December 25, 2011	December 30, 2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3.7	$9.9	$10.8	$69.6	$49.0
Working capital	35.0	37.1	65.8	207.2	176.4
Total assets	312.4	241.6	535.7	1,216.0	1,284.0
Short-term debt	6.1	4.7	0.6	1.6	1.5
Long-term debt	76.9	51.6	226.1	631.5	630.1
Long-term debt premium	—	—	—	22.8	18.7
Total stockholders' equity	$146.9	$124.9	$169.9	$312.6	$324.1

The 2010, 2011 and 2012 Consolidated Statements of Operations And Comprehensive Income (Loss) Data and Consolidated Balance Sheet Data have been impacted by the acquisitions we completed in those periods. See Note 3 to our Consolidated Financial Statements for a discussion of these acquisitions. The Consolidated Statements of Operations And Comprehensive Income (Loss) Data reflects the results from operations for each of the acquired companies from the date of acquisition and forward, which contributed an aggregate $104.8 million, $375.1 million, and $287.3 million increase in revenues from 2009 to 2010; from 2010 to 2011; and 2011 to 2012, respectively. We incurred acquisition related expenses of $3.1 million and $12.5 million for fiscal 2010 and 2011 and a benefit of $2.7 million related to acquisition items for fiscal 2012, respectively. In 2012, we incurred an impairment of goodwill and intangible assets of $96.6 million.

In addition to the goodwill impairment charge discussed above, the 2010, 2011 and 2012 Consolidated Balance Sheet Data reflects the impact of our acquisitions as well as the issuance of $625 million in Senior Secured Notes and the issuance of approximately 39.3 million common shares which were used to fund the acquisitions. See Notes 2, 3 and 5 of our Consolidated Financial Statements for a further discussion of these items.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in this Item 7, Item 1A Risk Factors and elsewhere in this Annual Report. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Annual Report and other reports and filings made with the SEC.

Overview

We are a specialized security technology business providing mission critical products, services and solutions for domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

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

Our primary end customers are U.S. Government agencies, including the DoD, classified agencies, intelligence agencies, other national security agencies and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2010, 2011 and 2012, we generated 87%, 74% and 65%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We believe our stable client base, strong client relationships, broad array of contract vehicles, large employee base possessing specialized skills, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Background

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Act”) in order to permit an increase in the federal government's borrowing limit while reducing projected net government spending over the next ten years. The Budget Control Act required $900 billion in immediate cuts to discretionary spending for 2012-2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was charged with recommending legislation that would reduce net government spending by $1.2 to $1.5 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. The Joint Committee was unable to identify the required reductions, thereby triggering a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts, split between defense and non-defense programs, that start in 2013 and continue over a nine-year period.

In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of FY 2013. The Office of Management and Budget (OMB) in its report to Congress of March 1, 2013, entitled OMB Report to the Congress on the Joint Committee Sequestration, calculated that, over the course of the fiscal year, the order requires a 7.8 percent reduction in non-exempt defense discretionary funding and a 5.0 percent reduction in non-exempt non-defense discretionary funding. The sequestration also requires reductions of 7.9 percent to non-exempt defense mandatory programs. The sequestration report provides calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non-exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of Balanced Budget and Emergency Deficit Control Act, as amended (BBEDCA), and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13-03, Planning for Uncertainty with Respect to Fiscal Year 2013 Budgetary Resources and Memorandum 13-05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration.
Despite the sequestration order and the budget debate, we believe that spending on modernization and maintenance of defense, intelligence and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the DoD Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of Unmanned Aerial Vehicles, cybersecurity, ballistic missile defense, satellite communications, space programs and science and technology efforts. Nevertheless, the actual impact of sequestration and the federal budget debates are uncertain at this time, and we cannot assure you that these events will not have a significant adverse effect on our business and results of operations. See the risk factor entitled “The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and governmental entities.”

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

Kratos Government Solutions Segment

Our KGS segment provides products, solutions and services primarily for mission critical national security priorities. KGS customers primarily include national security related agencies, the Department of Defense ("DoD"), Department of Homeland Security ("DHS"), intelligence agencies and classified agencies. Our work includes weapon systems sustainment, lifecycle support and extension; C5ISR services, including related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation; UAV products and technology; advanced network engineering and IT services; and public safety, security and surveillance systems integration. We produce products, solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and

Warfighter systems. The results of our acquisitions of Composite Engineering, Inc., SecureInfo Corporation, Integral Systems, Inc., and Herley Industries, Inc., are included in this segment.

Public Safety & Security Segment

Our PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical information, and security and surveillance systems for government and commercial applications. Our solutions include designing, installing and servicing building technologies that protect people, critical infrastructure assets, information and property and make facilities more secure and efficient. We provide solutions in such areas as the design, engineering and operation of command and control centers, the design, engineering, deployment and integration of access control, building automation and control, communications, digital and closed circuit television security and surveillance, fire and life safety, maintenance, services and product support services. We provide solutions for customers in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers. For example, we provide biometrics and other access control technologies to customers such as pipelines, electrical grids, municipal port authorities, power plants, communication centers, large data centers, government installations and other commercial enterprises. The results of our acquisition of selected assets of the Critical Infrastructure Business are included in this segment.

2012 and 2011 Strategic Acquisitions

We have supplemented our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, Department of Homeland Security (“DHS”) and other government and critical infrastructure markets, complement and broaden our existing client base and expand our primary service offerings. Our senior management team has significant acquisition experience. Since March 2011, we have acquired five companies and selected assets of a critical infrastructure security and safety system integration business, each as discussed below.

Acquisitions in the KGS segment

On July 2, 2012, we completed the acquisition of Composite Engineering, Inc. (“CEI”) for approximately $164.2 million. The purchase price, including an adjustment for working capital and cash to be paid to the shareholders for the 338(h)(10) election, includes $135.0 million in cash, and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEI's indemnification obligations as set forth in the CEI purchase agreement and will be reduced by $1.0 million to pay the working capital adjustment owed to us in July 2013. In addition, we paid $2.5 million to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI at its carrying and fair value of $3.0 million. We plan to make an election under Section 338(h)(10) of the Internal Revenue Code, which will result in tax deductible goodwill related to this transaction and as a result we will pay an estimated $1.7 million in additional tax liability incurred by the shareholders of CEI for this election. We estimate that the tax deductible goodwill and intangibles, which is subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $141.8 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the CEI acquisition certain CEI personnel entered into long-term employment agreements with us. On July 2, 2012, we granted restricted stock units (“RSUs”) for an aggregate 2.0 million shares of our common stock as long-term retention inducement grants to certain employees of CEI who have joined Kratos. The RSUs had an estimated value of $11.9 million on the grant date, cliff vest on the fourth anniversary of the closing of the CEI acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over this four year period.

To fund the acquisition of CEI, on May 14, 2012, we sold 20.0 million shares of our common stock at a purchase price of $5.00 per share in an underwritten public offering. We received gross proceeds of approximately $100.0 million and net proceeds of approximately $97.0 million after deducting underwriting fees and other offering expenses. We used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of CEI. In addition, we borrowed $40.0 million from our revolving line of credit to partially fund the purchase price of CEI.

CEI is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing Warfighters and strategic assets. CEI's customers include U.S. and foreign governments.

On November 15, 2011, we acquired SecureInfo Corporation (“SecureInfo”) for $20.3 million in cash, which included a $1.5 million earn-out payment made in the first quarter of 2012. Based in northern Virginia, SecureInfo is a leading cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the DoD, DHS and large commercial customers, including market-leading cloud computing service providers.

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

Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency interference. Integral's customers include U.S. and foreign commercial, government, military and intelligence organizations. For almost 30 years, customers have relied on Integral to design and deliver innovative commercially-based products, solutions and services that are cost-effective and reduce delivery schedules and risk.

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

Acquisition in the PSS segment

On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $18.8 million, which includes a final agreement on the working capital adjustment. The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the United States' most strategic asset and critical infrastructure locations. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed.

Key Financial Statement Concepts

As of December 30, 2012, we consider the following factors to be important in understanding our financial statements.

KGS' business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed price contracts, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

We consider the following factors when determining if collection of a receivable is reasonably assured: comprehensive collection history; results of our communications with customers; the current financial position of the customer; and the relevant economic conditions in the customer's country. If we have had no prior experience with the customer, we may review reports from various credit organizations to ensure that the customer has a history of paying its creditors in a reliable and effective manner. If the financial condition of our customers were to deteriorate and adversely affect their financial ability to make payments, additional allowances would be required. Additionally, on certain contracts whereby we perform services for a prime/general contractor, a specified percentage of the invoiced trade accounts receivable may be retained by the customer until we complete the project. We periodically review all retainages for collectability and record allowances for doubtful accounts when deemed appropriate, based on our assessment of the associated risks.

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the Defense Contract Audit Agency.

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to the Critical Accounting Principles and Estimates. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project's percentage complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Results of Operations

Comparison of Results for the Year Ended December 25, 2011 to the Year ended December 30, 2012

Revenues. Revenues by operating segment for the years ended December 25, 2011 and December 30, 2012 are as follows (in millions):

	2011	2012	$ Change	% Change
Kratos Government Solutions
Service revenues	$238.8	$264.0	$25.2	10.6%
Product sales	362.9	519.2	156.3	43.1%
Total Kratos Government Solutions	601.7	783.2	181.5	30.2%
Public Safety & Security
Service revenues	112.2	186.0	73.8	65.8%
Product sales	—	—	—
Total Public Safety & Security	112.2	186.0	73.8	65.8%
Total revenues	$713.9	$969.2	$255.3	35.8%

Revenues increased $255.3 million from $713.9 million in 2011 to $969.2 million in 2012. Included in our 2012 revenues are net aggregate increased revenues of $287.3 million generated from the businesses we acquired in 2011 and 2012. Approximately $245.0 million of the increase in the KGS segment was related to aggregate net increased revenues from the acquired businesses. In addition, an increase of approximately $7.0 million was related to organic revenue growth in our ballistic missile defense business, our business in which we provide specialty support services at certain weapons ranges, and our learning and training business. These aggregate increases were partially offset by reductions of $37.4 million in our legacy government service revenues, which have continued to be negatively impacted by increased competitive pricing pressures, the completion of the remaining small business contracts from companies we acquired and continued in-sourcing of our employees by the U.S. Government, as well as reduced orders and timing on shipments in our ground equipment business and legacy weapons systems sustainment business, resulting in an aggregate net reduction of approximately $33.1 million. PSS segment revenue increased by $73.8 million, which was primarily due to the acquisition of the Critical Infrastructure Business on December 30, 2011 as well as organic growth in our legacy PSS business.

Product sales, which are all from the KGS segment, increased $156.3 million from $362.9 million for the year ended December 25, 2011 to $519.2 million for the year ended December 30, 2012. As a percentage of total revenue, product revenues were 50.8% for the year ended December 25, 2011 as compared to 53.6% for the year ended December 30, 2012. The increase in product sales was primarily related to the acquisitions of Integral, Herley and CEI, partially offset by the reduced orders and timing on shipments in our ground equipment business. Service revenues increased by $99.0 million from $351.0 million for the year ended December 25, 2011 to $450.0 million for the year ended December 30, 2012. The increase was primarily related to the acquisitions of Integral, SecureInfo and the Critical Infrastructure Business, partially offset by the reductions in service revenue in other business units in the KGS segment as discussed above.

As described in the “Critical Accounting Principles and Estimates” section of Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units produced measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to our Consolidated Financial Statements.

Cost of revenues.  Cost of revenues increased from $522.7 million for the year ended December 25, 2011 to $712.0 million for the year ended December 30, 2012. The $189.3 million increase in cost of revenues was primarily a result of our acquisitions partially offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue as discussed above.

Gross margin remained fairly flat at 26.8% for the year ended December 25, 2011 compared to 26.5% for the year ended December 30, 2012. Margins on services decreased from 25.7% for the year ended December 25, 2011 to 22.0% for the year ended December 30, 2012, due primarily to a reduction in profit of $3.2 million related to a close-out settlement on a previously acquired contract, the acquisition of the Critical Infrastructure Business, as well as the continued margin pressure experienced in our service business. Margins on products increased for the year ended December 25, 2011 as compared to December 30, 2012 from 27.8% to 30.4%, respectively, as a result of the acquisitions of CEI, Integral and Herley. Margins in the KGS segment increased from 26.2% for the year ended December 25, 2011 to 26.5% for the year ended December 30, 2012 primarily as a result of the higher gross margins from our CEI, Integral, Herley, and SecureInfo acquisitions. Margins in the PSS segment decreased from 30.0% for the year ended December 25, 2011 to 26.5% for the year ended December 30, 2012 as a result of the mix of revenue and due to the acquisition of the Critical Infrastructure Business, for which cost reduction actions were not fully implemented until the fourth quarter of 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) increased $52.5 million from $140.6 million for the year ended December 25, 2011 to $193.1 million for the year ended December 30, 2012. The increase was primarily a result of the acquisitions of SecureInfo, Integral, Herley, the Critical Infrastructure Business and CEI. As a percentage of revenues, SG&A increased from 19.7% for fiscal 2011 to 19.9% for fiscal 2012. Excluding amortization of intangibles of $38.0 million for the year ended December 25, 2011 and amortization of intangibles of $43.9 million for the year ended December 30, 2012, SG&A increased as a percentage of revenues from 14.4% to 15.4% for the year ended December 25, 2011 and December 30, 2012, respectively, reflecting the SG&A of our acquisitions of SecureInfo, Integral, Herley, the Critical Infrastructure Business and CEI, which have higher SG&A as a percentage of revenues and corresponding higher gross margin percentages.

Merger and acquisition related items.  Merger and acquisition expenses decreased $15.2 million from $12.5 million to a benefit of $2.7 million for the years ended December 25, 2011 and December 30, 2012, respectively.  Acquisition expenses are related primarily to our acquisitions of Herley and Integral in 2011. Expenses related to our acquisitions of the Critical Infrastructure Business and CEI in 2012 were offset by a reduction in liabilities of $4.5 million as a result of reaching an agreement over previously disputed fees, a change in estimate of our indemnity obligations related to former directors and officers of Integral as a result of the settlement of the matter against one of the officers in November 2012 and an adjustment to the estimated contingent acquisition consideration owed to SCT. See Notes 3 and 15 of the Notes to the Consolidated Financial Statements for a further discussion of contingent consideration and our indemnity obligations.

Research and development expenses.  Research and development expenses increased from $8.6 million for the year ended December 25, 2011 to $17.8 million for the year ended December 30, 2012 primarily related to the acquisitions of CEI, Integral and Herley, as well as due to select investments we are making to enhance certain satellite and electronic warfare/electronic attack products.

Impairment of goodwill and intangible assets. In 2012, as a result of reduced defense spending, the threat of sequestration and a decrease in current market multiples and our stock price and the corresponding negative impact on the fair value of the KGS reporting unit, we incurred a non-cash goodwill impairment charge of $82.0 million. We also incurred a non-cash intangible asset charge of $14.6 million related to the decision to minimize the use of the Charleston Marine Containers, Inc. and Henry Bros. Electronics, Inc. ("HBE"), trade names as part of our overall branding strategy. For a further discussion of impairment charges, see Note 2 of the Notes to the Consolidated Financial Statements and the Application of Critical Accounting Policies later in this section.

Unused office space and other. The expense of $2.1 million for the year ended December 30, 2012 was a result of an increase in our excess facility accrual due to consolidation of office space at our Lanham, Maryland and Huntsville, Alabama administrative facilities.

Other expense, net.  Other expense, net increased from $51.1 million to $64.8 million for the years ended December 25, 2011 and December 30, 2012, respectively. The increase in expense of $13.7 million is primarily related to an increase in interest expense as a result of the Notes issued in March 2011 and July 2011, primarily to fund the Herley and Integral acquisitions. In 2012, the interest expense was partially offset by other income of $1.3 million primarily related to foreign currency transaction gains.

Provision (benefit) for income taxes. The provision for income taxes decreased from an expense of $1.9 million on a loss of $21.6 million from continuing operations before income taxes for the year ended December 25, 2011 to a benefit of $1.6 million on a loss before income taxes of $114.5 million for the year ended December 30, 2012. The provision for the year ended December 25, 2011 was primarily comprised of taxes of $3.1 million and $0.4 million for state and foreign current taxes, respectively, partially offset by a tax refund settlement of $2.1 million. The benefit for the year ended December 30, 2012 was primarily due to the impairment of goodwill and intangible assets offset by state income taxes. See Note 8 of the Notes to the Consolidated Financial Statements for a further discussion of our income taxes.

Loss from discontinued operations. Loss from discontinued operations increased from $0.7 million to $1.5 million for the year ended December 25, 2011 and December 30, 2012, respectively. In 2011 and 2012 the loss was primarily due to the operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. Revenues generated by these businesses were approximately $9.2 million and $18.5 million for the year ended December 25, 2011 and December 30, 2012, respectively. Loss before income taxes was $1.3 million and $1.8 million for the years ended December 25, 2011 and December 30, 2012, respectively. Included in the loss for December 30, 2012 is a goodwill impairment charge of 1.5 million. For the year ended December 25, 2011 and December 30, 2012, we recognized a tax benefit of $0.6 million and $0.3 million, respectively, primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies.

The following table presents the results of discontinued operations (in millions):

	Year ended December 25, 2011	Year ended December 30, 2012
Revenue	$9.2	$18.5
Loss before taxes	(1.3)	(1.8)
Benefit for income taxes	(0.6)	(0.3)
Net loss	$(0.7)	$(1.5)

See Note 9 of the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

Comparison of Results for the Year Ended December 26, 2010 to the Year ended December 25, 2011

Revenues. Revenues by operating segment for the years ended December 26, 2010 and December 25, 2011 are as follows (in millions):

	2010	2011	$ Change	% Change
Kratos Government Solutions
Service revenues	248.5	238.8	(9.7)	(3.9)%
Product sales	123.7	362.9	239.2	193.4%
Total Kratos Government Solutions	372.2	601.7	229.5	61.7%
Public Safety & Security
Service revenues	36.3	112.2	75.9	209.1%
Product sales	—	—	—
Total Public Safety & Security	36.3	112.2	75.9	209.1%
Total revenues	408.5	713.9	305.4	74.8%

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

As described in the “Critical Accounting Principles and Estimates” section of Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units produced measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments of certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to the Consolidated Financial Statements.

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

Gross margin increased from 20.6% for the year ended December 26, 2010 to 26.8% for the year ended December 25, 2011. This was primarily the result of the increase in margin on product sales from 16.7% to 27.8% for the years ended December 26, 2010 and December 25, 2011, respectively. This increase was due primarily to the acquisitions of Herley and Integral in 2011. Gross margins on service revenues increased for the year ended December 26, 2010 as compared to December 25, 2011 from 22.3% to 25.7%, respectively, primarily due to the planned reductions of lower margin pass through work and the acquisition of Integral. Margins in the PSS segment decreased from 32.0% for the year ended December 26, 2010 to 30.0% for the year ended December 25, 2011 as a result of lower margins on our larger projects in the southwest division.

Selling, general and administrative expenses. SG&A increased $83.3 million from $57.3 million to $140.6 million for the years ended December 26, 2010 and December 25, 2011, respectively. This increase is primarily a result of our acquisitions, which had an increase in SG&A of $83.3 million and in 2011 includes a full year of SG&A for the acquisitions we made in 2010. Included in the SG&A expenses for 2010 and 2011 are amortization of purchased intangibles of $9.2 million and $38.0 million, respectively. The increase in amortization year over year was a result of a full year of amortization for our 2010 acquisitions as well as our 2011 acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 14.0% in 2010 to 19.7% in 2011. Excluding the impact of the amortization of purchased intangibles, SG&A expenses increased from 11.8% to 14.4% of revenues for 2010 and 2011, respectively, reflecting higher SG&A margins in our acquisitions as a result of their allocations of costs between SG&A and cost of revenues which was partially offset by leverage on our corporate SG&A as a result of increased revenues.

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

Merger and acquisition expenses. Merger and acquisition expenses for the year ended December 26, 2010 were $3.1 million, primarily related to the acquisitions of Gichner Holdings, Inc., DEI Services Corporation, Southside Container & Trailer, LLC, and HBE. Merger and acquisition expenses were $12.5 million for the year ended December 25, 2011, primarily related to our acquisitions of Herley and Integral.

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

Liquidity and Capital Resources

As of December 30, 2012, we had cash and cash equivalents of $49.0 million compared with cash and cash equivalents of $69.6 million as of December 25, 2011, which includes $15.2 million and $14.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion may be considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the premium of $18.7 million received on Notes issued, decreased by $5.6 million from $655.9 million on December 25, 2011 to $650.3 million on December 30, 2012. The decrease in debt was primarily the result of the amortization of the premium on the Notes of approximately $4.2 million and a $1.0 million principal payment on a ten-year term loan with a bank in Israel assumed in connection with our acquisition of Herley.

Our operating cash flow is used to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our accounts receivable balance of $271.9 million at December 30, 2012 includes $1.1 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. ("Gichner") entered into with the Greek Ministry of Defense (GMoD) in 2004 prior to our acquisition of Gichner in 2010. After numerous delays by our customer and the GMoD, activity has recently resumed on the project. We currently expect product shipments to continue throughout 2013. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations from our Consolidated Statements Of Cash Flows is as follows (in millions):

	Year Ended
	December 26, 2010	December 25, 2011	December 30, 2012
Net cash provided by operating activities from continuing operations	$28.3	$5.2	$52.3

Our cash provided by operating activities was impacted by interest and transaction expenses we paid related to the completion of strategic acquisitions in 2010, 2011, and 2012. We paid $15.4 million, $46.2 million, and $64.0 million in interest expense in 2010, 2011, and 2012, respectively. The increase in interest expense paid from 2010 to 2011and 2012 was a result of the $285.0 million in 10% Senior Secured Notes we issued on March 25, 2011 to fund the acquisition of Herley and the issuance of $115.0 million in 10% Senior Secured Notes we issued on July 27, 2011 to fund the acquisition of Integral, as well as a full years impact of the $225.0 million of 10% Senior Secured Notes we issued in May 2010. Cash provided by operating activities in 2010, 2011 and 2012 also includes $3.1 million, $27.8 million, and $5.4 million, respectively, in transaction costs paid related to our acquisitions. See Note 3 and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our acquisitions and debt. Excluding the payment of transaction expenses, cash provided by operating activities was $31.4 million, $33.0, and $57.7 million in 2010, 2011, and 2012, respectively.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 26, 2010	December 25, 2011	December 30, 2012
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(206.5)	$(391.1)	$(149.4)
Cash paid for contingent acquisition consideration	(0.4)	—	—
Proceeds from the disposition of discontinued operations	0.1	—	0.3
Change in restricted cash	(0.1)	3.0	0.6
Capital expenditures	(2.3)	(7.5)	(16.6)
Net cash used in investing activities from continuing operations	$(209.2)	$(395.6)	$(165.1)

Cash paid for acquisitions accounted for the most significant outlays for investing activities for the years ended December 26, 2010, December 25, 2011, and December 30, 2012, in each case as a result of the implementation of our strategy to diversify our business through strategic acquisitions.

In 2010, we acquired four companies in cash and equity transactions. We acquired Gichner for $132.9 million, net of cash acquired of $0.1 million. We acquired DEI for $9.0 million, net of cash acquired of $0.0 million, and paid $0.4 million related to the DEI Contingent Consideration as a result of a collection milestone that was achieved. We acquired SCT for $11.8 million in cash, net of cash acquired of $0.4 million. On December 15, 2010, we purchased HBE for $52.9 million, net of cash acquired of $2.0 million.

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

On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $20.0 million which is reflected in our fiscal 2012 investing activities. On July 2, 2012, we completed the acquisition of CEI and paid approximately $135.0 million for the cash portion of the purchase of CEI common stock and to retire CEI's existing debt and capital leases. We reached settlements of total working capital adjustments owed to us for these acquisitions of $2.2 million which we will receive in 2013.

Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The increase in capital expenditures of $9.1 million from $7.5 million in 2011 to $16.6 million in 2012 is primarily related to the full year's activity for Herley and Integral Systems as well as the 2012 activity for CEI.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 26, 2010	December 25, 2011	December 30, 2012
Financing activities:
Proceeds from the issuance of long-term debt	$225.0	$425.7	$—
Proceeds from the issuance of common stock	24.7	61.1	97.0
Cash paid for contingent acquisition consideration	—	—	(2.5)
Borrowings under credit facility	61.9	—	50.0
Repayment under credit facility	(119.6)	(2.7)	(51.0)
Purchase of treasury stock	—	(10.9)	—
Debt issuance costs paid	(11.0)	(22.1)	(1.2)
Proceeds from the exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.7	2.0	—
Other	(0.8)	(0.7)	(1.4)
Net cash provided by financing activities from continuing operations	$181.9	$452.4	$90.9

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

On May 15, 2012, we sold 20.0 million shares of common stock at a purchase price of $5.00 per share in an underwritten public offering. We received gross proceeds of $100.0 million. After deducting underwriting and other offering expenses, we received approximately $97.0 million in net proceeds. We used the net proceeds from this offering as well as borrowings of $40.0 million from our revolving line of credit to fund the cash consideration paid to the stockholders of CEI in connection with our acquisition in July 2, 2012. In September, 2012, we repaid the $40.0 million borrowed on our revolving line of credit for the acquisition of CEI.

See “Contractual Obligations and Commitments” for a further discussion of our Senior Secured Notes, our Credit Facility and debt obligations.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Year Ended
	December 26, 2010	December 25, 2011	December 30, 2012
Net cash flows provided by (used in) discontinued operations	$(0.1)	$(2.7)	$1.3

Operating cash flows used by discontinued operations are primarily due to the Southeast Division of PSS in 2010 and the operations of the non-core businesses from the Integral acquisition that have been classified as held for sale in 2011 and 2012.

10% Senior Secured Notes due 2017

In order to fund our acquisitions in 2010, 2011, and 2012 we have issued equity as discussed above and increased our leverage through a series of financing transactions.

On May 19, 2010, we entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB (“Wilmington Trust”), as trustee and collateral agent (as amended, the “Indenture”) to issue 10% Senior Secured Notes due 2017 (“Notes”). As of December 30, 2012, we have issued $625.0 million in aggregate principal amount of Notes under this Indenture. The Notes were issued in three separate offerings, each as described more fully below. The Notes have been used to fund acquisitions and for general corporate purposes. They are secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 30, 2012, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

On November 14, 2011, we entered into a first amendment (the “First Amendment”) to the 2011 Credit Agreement. Among other things, the First Amendment: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

 On May 4, 2012, we entered into a second amendment (the “Second Amendment”) to the 2011 Credit Agreement. Among other things, the Second Amendment (i) increased the amount of the Amended Revolver from $90.0 million to $110.0 million, (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement, (iii) added Cathay Bank as a lender under the 2011 Credit Agreement, (iv) increased the maximum revolving amount capacity of the 2011Credit Agreement to $135.0 million, and (v) updated certain schedules to the 2011 Credit Agreement.

On May 8, 2012, we entered into a third amendment (the “Third Amendment”) to the 2011 Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the 2011 Credit Agreement were modified and the acquisition of CEI was approved. We used the net proceeds from the sale of 20.0 million shares of our common stock, together with a $40.0 million borrowing under the Amended Revolver, to fund the purchase of the CEI and to pay related fees and expenses. In September 2012, we repaid the $40.0 million borrowing under our credit facility.

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

We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of December 30, 2012, there were no outstanding borrowings on the Amended Revolver and $15.7 million was outstanding on letters of credit resulting in net borrowing base availability of $89.4 million. We were in compliance with the financial covenants as of December 30, 2012.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 30, 2012 was $5.7 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of December 30, 2012.

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

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). We have paid $2.9 million related to the DEI Contingent Consideration of which $2.5 million was paid in April 2012. As of December 30, 2012, the undiscounted amount of future DEI Contingent Consideration that is payable by us under the DEI Agreement is $2.1 million which will be paid in the second quarter of 2013.

The SCT Agreement provides that upon achievement of certain EBITDA amounts in 2011, 2012 and 2013, we shall pay the former stockholders of SCT certain additional performance-based consideration. The potential undiscounted amount of all future contingent consideration that may be payable by us under the SCT Agreement is between zero and $3.5 million. To date there have been no amounts earned related to 2011 and 2012.

There were no contingent liabilities associated with the acquisition of HBE other than contingent liabilities of $0.4 million associated with HBE's acquisition of Professional Security Technologies LLC (“PST”) in September 2010. The agreement with PST provides that the former shareholders of PST receive a 5% payment for achievement of revenue amounts from certain customers for the period from June 1, 2010 through December 31, 2012.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 30, 2012, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2013	2014 - 2015	2016 - 2017	2018 and After
Debt, net of interest(1)	$630.7	$1.0	$2.0	$627.0	$0.7
Estimated interest on debt(2)	0.9	0.5	0.4	—	—
Purchase orders(3)	276.7	62.7	125.3	88.7	—
Operating leases(4)	161.2	146.0	15.2	—	—
Capital leases(4)	103.4	18.4	34.6	27.1	23.3
Contingent acquisition payments	2.1	2.1	—	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$1,175.0	$230.7	$177.5	$742.8	$24.0

(1)	The Notes in the aggregate principal amount of $625 million are due June 1, 2017. See Note 5 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

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

(4)
We have entered into or acquired various non-cancelable operating lease agreements that expire on various dates through 2022. The amounts include $18.7 million in excess facility costs and exclude expected sublease income. See Note 6 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
Our Consolidated Balance Sheet at December 30, 2012 included a $3.3 million noncurrent liability for uncertain tax positions, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

As of December 30, 2012, we have $15.7 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product, our prior workers compensation program, and our performance bond program for work performed in the PSS segment. Additional information regarding our financial commitments at December 30, 2012 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 15.

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

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders' equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory including the reserves for excess and obsolete inventory, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies and litigation, contingent acquisition consideration and stock-based compensation. We explain these accounting policies in the Notes to the Consolidated Financial Statements contained within this Annual Report and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and such differences may be material.

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

We have three basic categories of fixed price contracts: fixed unit price, fixed price level of effort, and fixed price completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Topic 605. Topic 605 which generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

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

In accounting for our long-term contracts for production of products provided to the U.S. Government, we utilize both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units produced measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or canceled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to our gross margin. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Goodwill and Purchased Intangibles. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. For acquisitions completed through December 30, 2012, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (not exceeding twelve months). Adjustments related to income tax uncertainties for acquired businesses within the allocation periods through December 30, 2012 were also recorded to goodwill.

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

In testing for impairment of our goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal growth rates, appropriate discount rates, market multiples, and the control premium a controlling shareholder could be expected to pay:

•
The timing of future cash flows within our DCF analysis is based on our most recent forecasts and other estimates. Our historical growth rates and operating results are not indicative of our projected growth rates and operating results as a consequence of our acquisitions and divestitures. The decline in revenues on a pro forma basis after considering acquisitions, which was expected by us, is primarily due to the impact of the conversion of our work as a prime contractor under certain legacy small business awards to that of a subcontractor as well as the recent commoditization experienced in traditional services businesses. This change resulted in an award of an overall smaller portion of the entire project as the contracts were recompeted and the original term of the small business contracts were completed. The conversion of work as a prime to a subcontractor related to legacy small business contracts awarded to the acquired companies is not uncommon in the government defense contractor industry for companies that have been acquisitive. Our projected growth rates take into consideration this anticipated impact on small business awards.

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

While our methodology for evaluating goodwill and intangibles for impairment has always used the income and market approach, in the past the market approach was used solely to validate that the fair value derived from the income approach was comparable to its market peers. Beginning 2011, we used a weighting of the income and market approach to derive the fair value of our reporting units which resulted in a more conservative fair value.

The KGS reporting unit was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry which resulted in the book value of KGS exceeding its fair value in step one of the impairment test. As a result during our annual test in 2012, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, we recorded an $82.0 million goodwill impairment related to the KGS reporting unit. As of December 30, 2012 the fair value of the PSS reporting unit substantially exceeded its carrying value.

We review intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Prior to conducting step one of our 2012 goodwill impairment test, we reviewed certain of our long-lived assets for recoverability and recorded intangible asset impairment losses related to a change in the estimated life of trade names of $12.9 million and $1.7 million in our PSS and KGS reporting units, respectively. See Note 2 to the Consolidated Financial Statements for a further discussion of these intangible asset and goodwill impairments.

The goodwill of the PSS and KGS reporting units are $35.6 million and $560.9 million, respectively.

As a result of the assumptions used in our analysis, several factors could result in impairment of our $596.5 million goodwill and $106.1 million long-lived intangibles in future periods, including but not limited to, the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided to us by our tax advisers, our legal advisers and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease.

We have a valuation allowance at December 30, 2012, due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

The 2012 effective tax rate at December 30, 2012 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 30, 2012 are settled at an amount which differs from our estimate. Finally, during 2012 and thereafter, if we are impacted by a change in the valuation allowance as of December 30, 2012 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 30, 2012, such effect will be recognized in the interim period in which the change occurs.

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

Stock-based Compensation. We account for stock-based compensation arrangements in accordance with the provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“Topic 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

The valuation provisions of Topic 718 apply to new awards and to awards that are outstanding on the effective date and subsequently modified or canceled. We use the Black-Scholes option pricing model to estimate the fair value of our stock options at the grant date. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Our employee stock options are generally subject to vesting restrictions and are generally not transferable.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this guidance will result in a change in how we perform our impairment testing for indefinite lived intangible assets. We do not believe that this guidance will have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance resulted in a change in how we performed our goodwill impairment assessment; however, it did not have a material impact on our Consolidated Financial Statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 requires the disclosure of quantitative information about unobservable inputs used in the valuation processes, and a qualitative discussion around the sensitivity of the measurements. The guidance in ASU 2011-04 is to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The provisions of the new guidance did not have a material effect on our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

 Interest Rate and Foreign Currency Risks

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Amended Revolver discussed under "Liquidity and Capital Resources" above. Based on our current outstanding balances, a 1% change in the LIBOR rate would not materially impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to interest rate risk on our prior credit facilities.

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, a strengthening of the U.S. dollar ("USD") will negatively impact revenues and gross margins expressed in consolidated USD terms. We currently do not enter into foreign currency forward contracts to manage foreign currency exchange rate risk because to date exchange rate fluctuations have had minimal impact on our operating results and cash flows.

Cash and cash equivalents as of December 30, 2012 were $49.0 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the year ended December 30, 2012.

Commodity Price Risk Management

We purchase commodities for use in our manufacturing processes. We typically purchase these commodities at market prices, and as a result are affected by market price fluctuations. We have decided not to hedge these exposures as they are deemed immaterial.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a) (1) and 15(a) (2), respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2012

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2012.

Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 30, 2012.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Scope of Management's Report on Internal Control over Financial Reporting

As described throughout this Annual Report, during the year ended December 30, 2012 we acquired CEI which is now a wholly-owned subsidiary of ours. While our financial statements for the year ended December 30, 2012 include the results of CEI from July 2, 2012 acquisition date through December 30, 2012, as permitted by the rules and regulations of the SEC, our management's assessment of our internal control over financial reporting did not include an evaluation of the internal control over financial reporting for CEI. Further, our management's conclusion regarding the effectiveness of our internal control over financial reporting as of December 30, 2012 does not extend to the internal control over financial reporting for CEI.

We are currently integrating policies, processes, technology and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until CEI is fully integrated, we will maintain the operational integrity of its legacy internal control over financial reporting. CEI constituted $166.9 million of total assets as of December 30, 2012 and $68.2 million of revenues for the year then ended.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.
We have audited the internal control over financial reporting of Kratos Defense & Security Solutions, Inc. (the “Company”) as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (“Management's Report”). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include the internal control over financial reporting of Composite Engineering, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 13.0 and 7.0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2012. As indicated in Management's Report, Composite Engineering, Inc. was acquired during 2012, and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Composite Engineering, Inc.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 30, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

San Diego, California
March 12, 2013

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2012.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2012.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2012.

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

(a) (3).  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1+	Agreement and Plan of Merger and Reorganization, dated February 20, 2008 by and among Kratos Defense & Security Solutions, Inc., White Shadow, Inc. and SYS.	8-K	02/22/2008 (000-27231)	2.1
2.2+	Stock Purchase Agreement, dated as of April 12, 2010, by and between Kratos Defense & Security Solutions, Inc. and the Stockholders of Gichner Holdings, Inc.	8-K	04/12/2010	2.1
2.3+	Agreement and Plan of Merger, dated October 5, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	10/7/2010	2.1
2.4	Amendment to the Agreement and Plan of Merger, dated November 13, 2010, by and among Kratos Defense & Security Solutions, Inc., Hammer Acquisition Inc. and Henry Bros. Electronics, Inc.	8-K	11/15/2010	2.1
2.5+	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	02/08/11	n/a
2.6+	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/11	2.1
2.7+	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/12	2.1
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc	10-Q	09/30/2001 (000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007 (000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009 (001-34460)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/2001 (000-27231)	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/5/2002 (000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004 (000-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004 (000-27231)	4.1
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1
4.4	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/2010	4.1
4.5	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	02/07/2011	10.2
4.6	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/2011	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.7	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/2011	4.1
4.8	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/2011	4.1
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/10	4.1
4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/2011	4.2
4.11	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2
4.12	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010	10.4
4.13	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes).	8-K	03/29/2011	4.1
4.14	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of March 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/04/2011	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.15	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	4.2
4.16	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/2011	4.2
10.1	Commitment Letter, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc. and Jefferies Group, Inc., Key Capital Corporation and OPY Credit Corp.	8-K	02/07/2011	10.1
10.2#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	06/26/2011	10.8
10.3#	2000 Nonstatutory Stock Option Plan.	10-Q	9/30/2000 (000-27231)	10.2
10.4#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	09/30/2000 (000-27231)	10.3
10.5#	Nonqualified Deferred Compensation Plan.	10-K	12/31/2005 (000-27231)	10.44
10.6#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.7#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.8#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.9#	Herley Industries, Inc. 1996 Stock Option Plan.	S-8	04/08/2011	4.10
10.10#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/2011	4.11
10.11#	Herley Industries, Inc. 1998 Stock Option Plan.	S-8	04/08/2011	4.12
10.12#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/2011	4.13
10.13#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/2011	4.14
10.14#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/2011	4.15
10.15#	Integral Systems, Inc. Amended and Restated 2002 Stock Option Plan.	S-8	10/25/2011	4.10
10.16#	Integral Systems, Inc. 2008 Stock Incentive Plan.	S-8	10/25/2011	4.11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.17#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011	n/a
10.18#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011	10.10
10.19#	Employment Agreement, dated as of August 4, 2010, by and between Kratos Government Solutions, Inc. and Richard Selvaggio.	10-K	12/26/2010	10.14
10.20#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Richard Selvaggio.	10-Q	06/26/2011	10.70
10.21#	Employment Agreement, dated as of July 22, 2010, by and between Kratos Government Solutions, Inc. and David Carter.	10-K	12/26/2010	10.15
10.22#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and David Carter.	10-Q	09/25/2011	10.90
10.23#	Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between Kratos Government Solutions, Inc. and Phil Carrai.	10-K	12/26/2010	10.16
10.24#	First Amendment to Amended and Restated Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and Phil Carrai.	10-Q	06/26/2011	10.60
10.25#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco.	10-Q	06/26/2011	10.30
10.26#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	6/26/2011	10.40
10.27#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Laura Siegal	10-Q	06/26/2011	10.50
10.28#	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deborah S. Butera.	10-Q	09/25/2011	10.80
10.29#	Employment Agreement, dated as of August 4, 2011, by and between Kratos Public Safety & Security Solutions, Inc. and Ben Goodwin.	10-Q	09/25/2011	10.10
10.30	Settlement Agreement and General Release of Claims, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, Field Point III, Ltd. and SPF CDO I, Ltd.	10-Q	09/27/2009 (001-34460)	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.31	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc. (Sublessor) and Kratos Defense & Security Solutions, Inc. (Sublessee).	10-K	12/27/2009 (000-34460)	10.26
10.32	Purchase Agreement, dated as of May 12, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010	10.10
10.33	Security Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Collateral Agent.	8-K	05/25/2010	10.20
10.34	Intercreditor Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Wilmington Trust FSB, as Indenture Agent, and KeyBank National Association, as Credit Facility Agent.	8-K	05/25/2010	10.30
10.35	Credit Agreement, dated as of March 3, 2010, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, Bank of America, N.A., as Syndication Agent and Lender, and the other financial institutions parties thereto with Keybanc Capital Markets and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Runners.	8-K	03/08/2010 (001-34460)	10.10
10.36	First Amendment Agreement, dated as of December 13, 2010, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	12/16/2010	10.10
10.37	Second Amendment Agreement, dated as of February 7, 2011, among Kratos Defense & Security solutions, the Lenders named therein and KeyBank National Association.	8-K	02/7/2011	10.30
10.38	Purchase Agreement, dated March 22, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets, Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	10.10
10.39	Security Agreement, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, Lanza Acquisition Co. and Wilmington Trust FSB, as Collateral Agent.	8-K	03/29/2011	10.20

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.40	Credit and Security Agreement, dated as of May 19, 2010, as amended and restated as of July 27, 2011, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	07/29/2011	10.10
10.41	First Amendment Agreement, dated as of November 14, 2011, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and Key Bank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	11/18/2011	10.10
10.42	Purchase Agreement, dated July 14, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC, as amended by that certain Joinder Agreement, dated July 27, 2011.	10-Q	09/25/2011	10.20
10.43	Stipulation and Agreement of Settlement of Derivative Claims, dated as of January 5, 2010.	10-K	12/27/2009 (001-34460)	10.60
10.44	Amended and Restated Herley Industries, Inc. 2010 Stock Plan, and the forms of agreement related thereto.	S-8	03/8/2012	4.10
10.45	Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, and the forms of agreement related thereto.	S-8	03/8/2012	4.11
10.46	Second Amendment to Credit and Security Agreement, dated as of May 4, 2012, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	8-K	05/8/2012	10.10
10.47	Third Amendment to Credit and Security Agreement, dated as of May 8, 2012, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	8-K	05/8/2012	10.20
10.48	Standstill Agreement, dated May 14, 2012, between Kratos Defense & Security Solutions, Inc., Bandel Carano, Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., and Oak Investment Partners XIII, L.P.	8-K	05/15/2012	10.10
10.49	Form of Restricted Stock Unit Agreement entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012	4.10
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101†
Financial statements from the Annual Report on Form 10K of Kratos Defense & Security Solutions, Inc. for the year ended December 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.
*

+    Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

#    Management contract or compensatory plan or arrangement.

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
Date: March 12, 2013

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2013

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 12, 2013

/s/ Laura L. Siegal Laura L. Siegal	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2013

/s/ Deborah S. Butera Deborah S. Butera	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary / Registered in-House Counsel	March 12, 2013

/s/ Scott Anderson Scott Anderson	Director	March 12, 2013

/s/ Bandel Carano Bandel Carano	Director	March 12, 2013

/s/ Scot Jarvis Scot Jarvis	Director	March 12, 2013

/s/ Jane E. Judd Jane E. Judd	Director	March 12, 2013

/s/ Sam Liberatore Sam Liberatore	Director	March 12, 2013

/s/ William Hoglund William Hoglund	Director	March 12, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Kratos Defense & Security Solutions, Inc. (the “Company”) as of December 25, 2011 and December 30, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kratos Defense & Security Solutions, Inc. as of December 25, 2011 and December 30, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Diego, California
March 12, 2013

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 25, 2011 and December 30, 2012
 (in millions, except par value and number of shares)

	2011	2012
Assets
Current assets:
Cash and cash equivalents	$69.6	$49.0
Restricted cash	1.1	5.5
Accounts receivable, net	245.3	271.9
Inventoried costs	76.6	94.3
Income taxes receivable	2.9	3.7
Prepaid expenses	12.7	17.4
Other current assets	3.1	7.0
Other current assets of discontinued operations	9.7	6.6
Total current assets	421.0	455.4
Property, plant and equipment, net	72.5	85.6
Goodwill	571.6	596.5
Intangible assets, net	124.6	106.1
Other assets	23.9	39.6
Other assets of discontinued operations	2.4	0.8
Total assets	$1,216.0	$1,284.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48.8	$83.6
Accrued expenses	50.7	46.4
Accrued compensation	39.8	47.8
Accrued interest	5.1	6.3
Billings in excess of costs and earnings on uncompleted contracts	36.2	43.7
Deferred income tax liability	8.5	28.9
Other current liabilities	16.8	15.9
Current portion of long-term debt	1.0	1.0
Current portion of capital lease obligations	0.6	0.5
Current liabilities of discontinued operations	6.3	4.9
Total current liabilities	213.8	279.0
Long-term debt principal, net of current portion	630.8	629.7
Long-term debt premium	22.8	18.7
Capital lease obligations, net of current portion	0.7	0.4
Deferred income tax liability	2.5	—
Other long-term liabilities	32.3	31.8
Long-term liabilities of discontinued operations	0.5	0.3
Total liabilities	903.4	959.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 25, 2011 and December 30, 2012	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 34,395,895 and 56,613,024 shares issued and outstanding at December 25, 2011 and December 30, 2012, respectively	—	—
Additional paid-in capital	720.6	847.1
Accumulated other comprehensive loss	(0.2)	(0.8)
Accumulated deficit	(407.8)	(522.2)
Total stockholders' equity	312.6	324.1
Total liabilities and stockholders’ equity	$1,216.0	$1,284.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years ended December 26, 2010, December 25, 2011, and December 30, 2012
(in millions, except per share amounts)

	2010	2011	2012
Service revenues	$284.8	$351.0	$450.0
Product sales	123.7	362.9	519.2
Total revenues	408.5	713.9	969.2
Cost of service revenues	221.2	260.7	350.8
Cost of product sales	103.0	262.0	361.2
Total costs	324.2	522.7	712.0
Gross profit	84.3	191.2	257.2
Selling, general and administrative expenses	57.3	140.6	193.1
Merger and acquisition related items	3.1	12.5	(2.7)
Research and development expenses	2.2	8.6	17.8
Impairment of goodwill and intangible assets	—	—	96.6
Unused office space and other	(1.4)	—	2.1
Operating income (loss) from continuing operations	23.1	29.5	(49.7)
Other income (expense):
Interest expense, net	(22.3)	(51.1)	(66.1)
Other income, net	1.1	—	1.3
Total other expense, net	(21.2)	(51.1)	(64.8)
Income (loss) from continuing operations before income taxes	1.9	(21.6)	(114.5)
Provision (benefit) for income taxes from continuing operations	(12.7)	1.9	(1.6)
Income (loss) from continuing operations	14.6	(23.5)	(112.9)
Loss from discontinued operations	(0.1)	(0.7)	(1.5)
Net income (loss)	$14.5	$(24.2)	$(114.4)

Basic income (loss) per common share:
Net income (loss) from continuing operations	$0.88	$(0.86)	$(2.41)
Net loss from discontinued operations	(0.01)	(0.02)	(0.03)
Net income (loss) per common share	$0.87	$(0.88)	$(2.44)
Diluted income (loss) per common share:
Net income (loss) from continuing operations	$0.87	$(0.86)	$(2.41)
Net loss from discontinued operations	(0.01)	(0.02)	(0.03)
Net income (loss) per common share	$0.86	$(0.88)	$(2.44)
Weighted average common shares outstanding:
Basic	16.6	27.4	46.9
Diluted	16.9	27.4	46.9
Comprehensive Income (Loss)
Net income (loss) from above	$14.5	$(24.2)	$(114.4)
Other comprehensive income:
Change in cumulative translation adjustment	—	0.1	(0.4)
Post retirement benefit reserve adjustment net of tax expense	—	(0.3)	(0.2)
Other comprehensive income (loss), net of tax	—	(0.2)	(0.6)
Comprehensive income (loss)	$14.5	$(24.4)	$(115.0)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC. Consolidated Statements of Stockholders' Equity Years ended December 26, 2010, December 25, 2011, and December 30, 2012 (in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 27, 2009	—	$—	15.8	$—	$523.0	—	$(398.1)	124.9
Issuance of common stock for employee stock purchase plan, options and warrants	—	—	0.3	—	1.7	—	—	1.7
Issuance of common stock for cash	—	—	2.5	—	24.7	—	—	24.7
Fair value of options assumed for acquisitions	—	—	—	—	1.7	—	—	1.7
Stock-based compensation	—	—	—	—	1.9	—	—	1.9
Conversion of convertible notes	—	—	—	—	0.5	—	—	0.5
Net income	—	—	—	—	—	—	14.5	14.5
Balance, December 26, 2010	—	—	18.6	—	553.5	—	(383.6)	169.9
Issuance of common stock for employee stock purchase plan, options and warrants	—	—	0.4	—	2.0	—	—	2.0
Issuance of common stock for cash	—	—	4.9	—	61.1	—	—	61.1
Issuance of common stock for acquisitions	—	—	10.4	—	109.7	—	—	109.7
Fair value of options assumed for acquisition	—	—	—	—	1.9	—	—	1.9
Stock-based compensation	—	—	—	—	3.3	—	—	3.3
Conversion of convertible notes	—	—	0.1	—	—	—	—	—
Common stock repurchased	—	—	(2.0)	—	(10.9)	—	—	(10.9)
Net loss	—	—	—	—	—	—	(24.2)	(24.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.2)	—	(0.2)
Balance, December 25, 2011	—	—	32.4	—	720.6	(0.2)	(407.8)	312.6
Issuance of common stock for cash	—	—	20.0	—	97.0	—	—	97.0
Issuance of common stock for acquisitions	—	—	4.0	—	23.8	—	—	23.8
Stock-based compensation	—	—	—	—	6.6	—	—	6.6
Issuance of common stock for employee stock purchase plan, options and warrants	—	—	0.2	—	—	—	—	—
Common stock repurchased for employee stock purchase plan	—	—	—	—	(0.7)	—	—	(0.7)
Restricted stock units traded for taxes	—	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	—	—	(114.4)	(114.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.6)	—	(0.6)
Balance, December 30, 2012	—	$—	56.6	$—	$847.1	$(0.8)	$(522.2)	$324.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 26, 2010, December 25, 2011, and December 30, 2012
(in millions)

	2010	2011	2012
Operating activities:
Net income (loss)	$14.5	$(24.2)	$(114.4)
Less: Loss from discontinued operations	(0.1)	(0.7)	(1.5)
Income (loss) from continuing operations	14.6	(23.5)	(112.9)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	12.9	48.0	58.0
Deferred income taxes	(0.2)	(0.1)	(2.5)
Stock-based compensation	1.9	3.3	6.6
Mark to market on swaps	(1.0)	(0.3)	—
Goodwill and intangible assets impairment charge	—	—	96.6
Amortization of deferred financing costs	5.0	3.8	5.1
Amortization of premium on Senior Secured Notes	—	(2.8)	(4.2)
Provision for doubtful accounts	0.4	1.8	0.4
Change in accrual for excess facilities	(1.4)	—	1.8

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2.9	(14.4)	2.8
Inventoried costs	2.9	4.3	(5.2)
Prepaid expenses	(2.9)	1.4	(1.7)
Other assets	3.2	1.3	(0.2)
Accounts payable	8.7	(15.8)	25.6
Accrued expenses	(10.0)	1.0	(10.3)
Accrued compensation	3.4	(3.8)	4.3
Accrued interest	0.6	3.1	1.2
Billings in excess of costs and earnings on uncompleted contracts	3.2	(1.8)	(5.0)
Income tax receivable and payable	(0.3)	(0.2)	(0.7)
Other liabilities	(15.6)	(0.1)	(7.4)
Net cash provided by operating activities from continuing operations	28.3	5.2	52.3
Investing activities:
Cash paid for acquisitions, net of cash acquired	(206.9)	(391.1)	(149.4)
Proceeds from the disposition of discontinued operations	0.1	—	0.3
Cash transferred from (to) restricted cash	(0.1)	3.0	0.6
Capital expenditures	(2.3)	(7.5)	(16.6)
Net cash used in investing activities from continuing operations	(209.2)	(395.6)	(165.1)
Financing activities:
Proceeds from the issuance of long-term debt, net of issuance costs	225.0	425.7	—
Proceeds from the issuance of common stock, net of issuance costs	24.7	61.1	97.0
Borrowing under credit facility	61.9	—	50.0
Repayments under credit facility	(119.6)	(2.7)	(51.0)
Purchase of treasury stock	—	(10.9)	—
Cash paid for contingent acquisition consideration	—	—	(2.5)
Debt issuance costs	(11.0)	(22.1)	(1.2)
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	1.7	2.0	—
Other	(0.8)	(0.7)	(1.4)
Net cash provided by financing activities from continuing operations	181.9	452.4	90.9
Net cash flows of continuing operations	1.0	62.0	(21.9)
Net operating cash flows of discontinued operations	(0.1)	(2.7)	1.3
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	—
Net increase (decrease) in cash and cash equivalents	0.9	58.8	(20.6)
Cash and cash equivalents at beginning of year	9.9	10.8	69.6
Cash and cash equivalents at end of year	$10.8	$69.6	$49.0
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$15.4	$46.2	$64.0
Net cash paid during the year for income taxes	$0.9	$1.5	$2.7
Non-cash investing and financing activities:
Common stock and stock options issued for acquisitions	$24.7	$111.6	$23.8
Liability for contingent cash consideration	$5.8	$1.8	$2.1
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$304.9	$731.3	$218.3
Liabilities assumed in acquisitions	$87.6	$197.2	$35.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Kratos Defense & Security Solutions, Inc. (“Kratos” or the “Company”) is a specialized security technology business providing mission critical products, services and solutions for domestic and international customers, with its principal customers being agencies of the U.S. Government. Kratos' core capabilities are sophisticated engineering, manufacturing and system integration offerings for national security platforms and programs. Its principal products and services are related to, but are not limited to: electronic attack and electronic warfare platforms; tactical missile systems; strategic deterrence systems; Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”); related cybersecurity, cyberwarfare, information assurance and situational awareness solutions; satellite communication systems and radio frequency interference detection and prevention; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; missile, rocket and weapons system testing and evaluation; missile and rocket mission launch services, primarily for ballistic missile defense; public safety, critical infrastructure security and surveillance systems; modeling and simulation; unmanned aerial vehicle systems; and advanced network engineering and information technology (“IT”) services.

The Company conducts most of its business with the U.S. Government (which includes foreign military sales) and performs work as the prime contractor, subcontractor, or preferred supplier. The Company also conducts business with local, state, and foreign governments and domestic and international commercial customers.

The Company operates in two principal business segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). The Company organizes its business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report on Form 10-K (this “Annual Report”) are presented in a manner consistent with the Company's operating structure. For additional information regarding the Company's operating segments, see Note 14 of the Notes to the Consolidated Financial Statements.

b)	Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of Kratos and its wholly-owned subsidiaries, for which all intercompany transactions have been eliminated in consolidation. Kratos and its subsidiaries are collectively referred to herein as the “Company” or "Kratos."

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

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ended on December 26, 2010 and December 25, 2011. There were 53 calendar weeks in the fiscal year ended December 30, 2012.

(d)	Reclassifications

Interest payable of approximately $5.1 million as of December 25, 2011, which was previously included within other current liabilities has been reclassified to accrued interest in the 2011 Consolidated Balance Sheet to conform with the presentation in the December 30, 2012 Consolidated Financial Statements. Accrued interest of approximately $0.6 million was reclassified out of accrued expenses and shown as a discrete line item in the 2010

Consolidated Statement of Cash Flows. In addition, reclassifications were made to the 2010 Consolidated Statement of Cash Flows to present the change in the accrual for excess facilities of approximately $1.4 million as a discrete line item and to correct a misclassification of deferred income taxes.

(e)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, contingencies and litigation, contingent acquisition consideration, stock-based compensation and business combination purchase price allocations. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

(f)	Revenue Recognition

The Company generates its revenue from three different types of contractual arrangements: cost-plus-fee contracts, time-and-materials contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. The Company considers fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract and recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as its prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. Revenue on time-and-materials contracts is recognized to the extent of billable rates times hours delivered for services provided, to the extent of material cost for products delivered to customers, and to the extent of expenses incurred on behalf of the customers.

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

On a portion of the fixed price-completion contracts, revenue is recognized in accordance with Topic 605 using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. As of December 25, 2011 and December 30, 2012, the provisions for losses on contracts were $3.5 million and $4.2 million, respectively.

In certain instances, when the Company's customers have requested that it commence work prior to receipt of the contract award and funding and it has incurred costs related to that specific anticipated contract, and the Company believes recoverability of the costs is probable, it may defer those costs incurred until the associated contract has been awarded and funded by the customer.

In accounting for the Company's long-term contracts for production of products provided to the U.S. Government, the Company utilizes both cost-to-cost and units produced measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units produced measure of the percentage-of-

completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units produced or as computed on the basis of the estimated final average unit costs plus profit. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect the Company's gross margins for the period in which the contract is modified or canceled. Under certain circumstances, a cancellation or negative modification could result in the Company having to reverse revenue that was recognized in a prior period, thus significantly reducing the amount of revenues recognized for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to gross margins. Material differences may result in the amount and timing of the Company's revenue for any period if management made different judgments or utilized different estimates.

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

For federal contracts, the Company follows U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if different assumptions were used or if the underlying circumstances were to change. The Company closely monitors the consistent application of its critical accounting policies and compliance with contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any significant changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are scrutinized for compliance with regulatory standards by the Company's personnel, and are subject to audit by the Defense Contract Audit Agency.

From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. As of December 25, 2011 and December 30, 2012, approximately $7.8 million and $3.7 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

Costs incurred for shipping and handling are included in cost of product sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

(g)	Inventoried costs

Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out methods and the applicable method is applied consistently within an operating entity. Inventoried costs primarily relate to work in process under fixed-price contracts using costs as the basis of the percentage-of-completion calculation under the units produced method of revenue recognition. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead and production tooling costs. Pursuant to contract provisions of U.S. Government contracts, such customers may have title to, or a security interest in inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances.

The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company's review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

(h)	Derivative Instruments

In managing interest rate risk exposure, the Company entered into interest rate swap agreements. An interest rate swap is a contractual exchange of notional interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company's interest rate swap agreements are major financial institutions. In accordance with FASB ASC Topic 815, Derivatives and Hedging, the Company recognizes interest rate swap agreements on the Consolidated Balance Sheets at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable (“Hedge Accounting”).

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

Costs incurred in research and development activities are expensed as incurred in accordance with FASB ASC Topic 730, Research and Development.

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

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“Topic 718”). All of the Company's stock compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the remaining vesting period of the options, which is generally zero to four years. The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually five to ten years. The Company has no awards with market or performance conditions. Compensation expense for stock issued under the Company's employee stock purchase plan is estimated at the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally six months.

For the years ended December 26, 2010, December 25, 2011 and December 30, 2012, there was no incremental tax benefit from stock options exercised in the periods. The Company recorded cash received from the exercise of stock options and awards of $1.0 million in 2010, $1.3 million in 2011, and $0.0 million in 2012. The following table shows the amounts recognized in the Consolidated Financial Statements for 2010, 2011 and 2012 for stock-based compensation expense related to stock options, stock awards and to stock offered under the Company's employee stock purchase plan (in millions).

	Year ended December 26, 2010	Year ended December 25, 2011	Year ended December 30, 2012
Cost of revenues	$—	$—	$—
Selling, general and administrative expenses	1.9	3.3	6.6
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations, before income tax	1.9	3.3	6.6
Total charged against operations	$1.9	$3.3	$6.6
Impact on net income (loss) per common share:
Basic	$(0.11)	$(0.12)	$(0.14)
Diluted	$(0.11)	$(0.12)	$(0.14)

(l)	Allowance for Doubtful Accounts

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

The following table outlines the balance of the Company's Allowance for Doubtful Accounts for 2010, 2011 and 2012. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 26, 2010	$0.8	$0.4	$(0.5)	$0.7
Year ended December 25, 2011	$0.7	$1.8	$(0.5)	$2.0
Year ended December 30, 2012	$2.0	$0.4	$(1.0)	$1.4

(m)	Cash and Cash Equivalents

The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company has restricted cash accounts of approximately $1.1 million at December 25, 2011 and $5.5 million at December 30, 2012. As of December 25, 2011, restricted cash consists primarily of grant funds which must be physically segregated in a separate bank account in accordance with the grant agreement. As of December 30, 2012, restricted cash consists primarily of a deposit securing foreign letters of credit related to payment and performance bonds on international contracts acquired with the acquisition of Composite Engineering, Inc. ("CEI") which the Company acquired in July 2012.

(n)	Property and Equipment, Net

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

(p)	Acquisitions

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

(q)	Goodwill and Other Intangible Assets, Net

In accordance with the provisions of FASB ASC Topic 350, Intangibles-Goodwill and Other (“Topic 350”), the Company performs impairment tests for goodwill as of the last day of each fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income.

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

FASB ASC Topic 825, Financial Instruments, requires that fair values be disclosed for the Company's financial instruments. The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of costs and earnings on uncompleted contracts, and income taxes payable, approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term debt is based upon actual trading activity. The fair value of capital lease obligations is estimated based on quoted market prices for the same or similar obligations with the same remaining maturities.

(t)	Concentrations and Uncertainties

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

The Company has outstanding 10% Senior Secured Notes with an aggregate principal amount of $625.0 million which is due on June 1, 2017. The Company pays interest at the rate of 10% per annum semi-annually, in arrears, on June 1 and December 1 of each year. As of December 30, 2012, the principal amount of $625.0 million is outstanding under these Notes. In addition, the Company has $89.4 million available under its existing $110.0 million Credit Facility. See Note 5 for a complete description of the Company's debt.

The Company intends to fund its cash requirements with cash on hand, cash flows from operating activities and borrowings under its existing revolving credit facility. Management believes these sources of liquidity should be sufficient to meet the Company's cash needs for at least the next 12 months. The Company's quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to its control. If the conditions in its industry deteriorate, its customers cancel or postpone projects, its customers experience significant cost constraints as a result of federal budget cuts or sequestration or if the Company is unable to sufficiently increase its revenues or further reduce its expenses, the Company may experience, in the future, a significant long-term negative impact to its financial results and cash flows from operations. In such a situation, the Company could fall out of compliance with its financial and other covenants which, if not waived, could limit its liquidity and capital resources.

(u)	Debt Issuance Costs

Fees paid to obtain debt financing or amendments under such debt financing are treated as debt issuance costs and are capitalized and amortized over the expected term of the related debt. These payments are shown as a financing activity in the Consolidated Statements Of Cash Flows and are included in other current assets and other assets in the Consolidated Balance Sheets.

(v)	Interest Expense, Net

Interest expense, net in the Consolidated Statements Of Operations And Comprehensive Income (Loss) is summarized in the following table (in millions):

	2010	2011	2012
Interest expense incurred primarily on the Company's Senior Notes and previous credit facilities	$(22.4)	$(51.2)	$(66.4)
Miscellaneous interest income	0.1	0.1	0.3
Interest expense, net	$(22.3)	$(51.1)	$(66.1)

(w)	Foreign Currency Translation

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

The Company transacts with foreign customers in currencies other than the U.S. dollar. It experiences realized and unrealized foreign currency gains or losses on foreign denominated receivables. In addition, certain intercompany transactions give rise to realized and unrealized foreign currency gains or losses. Also, any other transactions between the Company or its subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions.

The aggregate foreign currency transaction loss included in determining net loss for the years ended December 25, 2011 and December 30, 2012 was approximately $0.5 million and $0.6 million, respectively, which is included in other income (expense), net on the accompanying Consolidated Statements Of Operations And Comprehensive Income (Loss). There was no foreign currency transaction gain or loss included in determining net income for the year ended December 26, 2010.

(x)	Product Warranties

Certain of the Company's products and services are covered by a warranty to be free from defects in material and workmanship for periods ranging from one to ten years. Optional extended warranty contracts can also be purchased with the revenue deferred and amortized over the extended warranty period. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of warranty obligations. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred.

The Company's estimate of costs to service its warranty obligations is based upon historical experience and expectations of future conditions. To the extent that the Company experiences any changes in warranty claim activity or costs associated with servicing those claims, its warranty liability is adjusted accordingly.

(y)	Treasury Stock

The Company may on occasion repurchase its common stock on the open market or in private transactions. When such stock is repurchased it is not constructively or formally retired and may be reissued if certain regulatory requirements are met. The purchase price of the common stock repurchased is charged to additional paid-in-capital.

(z)	Recent Accounting Pronouncements

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

The FASB has issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Topic 350.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this guidance will result in a change in how the Company performs its impairment testing for indefinite-lived intangible assets. The Company does not believe that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance changed how the Company performed its goodwill impairment assessment; however, it did not have a material impact on its Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)(“ASU 2011-05”). ASU 2011-5 revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. ASU 2011-05 is required to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. The Company elected early adoption which did not have a material impact on its Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 requires the disclosure of quantitative information about unobservable inputs used in the valuation processes, and a qualitative discussion around the sensitivity of the measurements. The guidance in ASU 2011-04 is to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The provisions of the new guidance did not have a material effect on the Company's Consolidated Financial Statements.

Note 2. Goodwill and Other Intangible Assets

(a)	Goodwill

The Company performs its annual impairment test for goodwill in accordance with Topic 350 as of the last day of each fiscal year or when evidence of potential impairment exists.

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For its annual and, if necessary, interim impairment assessments, the Company identified its reporting units to be its KGS and PSS operating segments.

In order to test for potential impairment, the Company estimates the fair value of each of its reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of the Company's reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the implied multiples from the income approach. The Company reconciles the fair value of its reporting units to its market capitalization by calculating its market capitalization based upon an average of its stock price prior to and subsequent to the date the Company performs its analysis and assuming a control premium. The Company uses these methodologies to determine the fair value of its reporting units for comparison to their corresponding book values because there are no observable inputs available, a Level 3 measurement (See note 10). If the book value exceeds the estimated fair value for a reporting unit a potential impairment is indicated, and Topic 350 prescribes the approach for determining the impairment amount, if any.

As a result of the Company's decision in June 2012 to dispose of certain non-core businesses acquired in the Integral acquisition in July 2011, the Company allocated $1.5 million of goodwill to discontinued operations, which resulted in an impairment charge (see Note 9). The Company then tested the goodwill remaining in the KGS reporting unit. The fair value of the KGS reporting unit exceeded its carrying value by 7.4% at that time.

During the fourth quarter, the KGS reporting unit was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry. If Congress is unable to agree on a budget that conforms with the Budget Control Act of 2011 requirements, it calls for additional substantial defense spending reductions through sequestration. Congress and the President could not agree on budgetary, tax and spending issues, and as a result a FY 2013 budget was not passed and a six-month continuing resolution that funded the U.S. Government through March 27, 2013 was passed. These events significantly increased the likelihood of the sequester occurring which has negative consequences for the defense industry. In addition, as Congress and the Administration could not come to an agreement on terms of a possible national fiscal approach, they also failed to address other fiscal matters such as the debt ceiling which is currently expected to be reached during the first half of 2013. These events negatively impacted the Company's estimate of the fair value of the KGS reporting unit resulting in the book value of KGS exceeding its fair value in step one of the impairment test.

The Company performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the KGS reporting unit. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, the Company recorded an $82.0 million goodwill impairment in 2012.

As of December 30, 2012, the goodwill of the PSS and KGS reporting units were $35.6 million and $560.9 million, respectively. As of December 30, 2012 the fair value of the PSS reporting unit substantially exceeded its carrying value.

 The changes in the carrying amount of goodwill for the years ended December 25, 2011 and December 30, 2012 are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total
Balance as of December 25, 2011	$33.0	$539.0	$572.0
Retrospective adjustments	—	(0.4)	(0.4)
Balance as of December 25, 2011 after retrospective adjustments	33.0	538.6	571.6
Additions due to business combinations	2.6	104.3	106.9
Impairments	—	(82.0)	(82.0)
Balance as of December 30, 2012	$35.6	$560.9	$596.5

The accumulated impairment losses as of December 30, 2012 were $247.4 million, of which $229.1 million was associated with the KGS segment and $18.3 million was associated with the PSS segment.

(b)	Purchased Intangible Assets

The following table sets forth information for acquired finite-lived intangible assets subject to amortization (in millions):

	As of December 25, 2011			As of December 30, 2012
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$78.1	$(19.8)	$58.3	$97.7	$(36.2)	$61.5
Contracts and backlog	60.1	(39.6)	20.5	80.0	(64.3)	15.7
Developed technology and technical know-how	22.1	(4.1)	18.0	22.1	(6.4)	15.7
Trade names	2.6	(0.8)	1.8	6.1	(1.2)	4.9
Favorable operating lease	1.8	(0.3)	1.5	1.8	(0.4)	1.4
Total	$164.7	$(64.6)	$100.1	$207.7	$(108.5)	$99.2

In addition to the acquired finite-lived intangible assets listed in the table above, the Company has $24.5 million and $6.9 million of indefinite-lived intangible assets consisting of trade names at December 25, 2011 and December 30, 2012, respectively. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The recoverability of the carrying value of assets held for use is assessed based on a review of projected undiscounted cash flows. Prior to conducting step one of the 2012 goodwill impairment test, certain of the long-lived assets were assessed for recoverability. The Company made the decision to minimize the use of the CMCI and HBE trade names as part of its overall branding strategy which resulted in a revised fair value of $6.9 million for such trade names, with a remaining useful life of two years, and an impairment of $14.6 million in 2012. The impairment related to the KGS and PSS reporting units were $1.7 million and $12.9 million, respectively.

The aggregate amortization expense for finite-lived intangible assets was $9.2 million, $38.0 million and $43.9 million for the years ended December 26, 2010, December 25, 2011, and December 30, 2012, respectively. The increase in intangible assets in 2011 and 2012 was a result of the Company's acquisitions (see Note 3).

The estimated future amortization expense of acquired intangible assets with finite lives as of December 30, 2012 is as follows (in millions):

Fiscal Year	Amount
2013	36.2
2014	21.7
2015	14.4
2016	9.7
2017	8.2
Thereafter	9.0
Total	$99.2

Note 3.  Acquisitions

(a)    Summary of Recent Acquisitions

Composite Engineering, Inc.

On July 2, 2012, the Company completed the acquisition of Composite Engineering, Inc. (“CEI”) for approximately $164.2 million. The purchase price including an adjustment for working capital and cash to be paid to the shareholders for the 338(h)(10) election includes $135.0 million in cash, and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEI's indemnification obligations as set forth in the CEI purchase agreement and will be reduced by $1.0 million to pay the working capital adjustment owed to the Company in July 2013. In addition, $2.5 million was paid to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI at its carrying and fair value of $3.0 million. The Company plans to make an election under Section 338(h)(10) of the Internal Revenue Code, which will result in tax deductible goodwill related to this transaction and as a result will pay an estimated $1.7 million in additional tax liability incurred by the shareholders of CEI for this election. The Company estimates that the tax deductible goodwill and intangibles, which is subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $141.8 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the completion of the CEI transaction, certain CEI personnel entered into long-term employment agreements with the Company and on July 2, 2012, the Company granted restricted stock units (“RSUs”) for an aggregate 2.0 million shares of common stock as long-term retention inducement grants to certain employees of CEI who have joined Kratos. The RSUs had an estimated value of $11.9 million on the grant date, vest on the fourth anniversary of the closing of the CEI acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over such four-year period.

To fund the acquisition of CEI, on May 14, 2012, the Company sold 20.0 million shares of its common stock at a purchase price of $5.00 per share in an underwritten public offering. The Company received gross proceeds of approximately $100.0 million and net proceeds of approximately $97.0 million after deducting underwriting fees and other offering expenses. The Company used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of CEI. In addition, the Company used borrowings of $40.0 million from its revolving line of credit to partially fund the purchase price of CEI.

CEI is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing warfighters and strategic assets. CEI's customers include U.S. agencies and foreign governments. CEI is a part of the KGS segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of design, engineering, development, manufacturing and production of unmanned aerial targets, and by enabling the Company to realize significant cross selling opportunities.

The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed as of July 2, 2012 (in millions):

Cash	$8.9
Accounts receivable	9.3
Inventoried costs	12.3
Other current assets	8.9
Property and equipment	8.1
Intangible assets	38.0
Goodwill	104.3
Total assets	189.8
Current liabilities	(25.6)
Net assets acquired	$164.2

The goodwill recorded in this transaction is tax deductible.

As of July 2, 2012, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $9.3 million, none of which is expected to be uncollectible. There was no contingent purchase consideration associated with the acquisition of CEI.

The amounts of revenue and operating income of CEI included in the Company's Consolidated Statement of Operations And Comprehensive Income (Loss) for the year ended December 30, 2012 are $68.2 million and $1.6 million, respectively.

Asset Purchase

On December 30, 2011, the Company acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $18.8 million which includes a final agreement on the working capital adjustment.

The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the most strategic asset and critical infrastructure locations in the U.S. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed. The Critical Infrastructure Business is part of the Company's PSS segment.

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

The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed (in millions):

Accounts receivable	$23.4
Other assets	0.5
Intangible assets	2.0
Goodwill	2.6
Total assets	28.5
Current liabilities	(9.7)
Net assets acquired	$18.8

The goodwill recorded in this transaction is tax deductible.

As of December 30, 2011, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $24.4 million, of which approximately $1.0 million is not expected to be collectible.

Due to the integration of the Critical Infrastructure Business with our existing PSS business it is impractical to estimate the amounts of revenue and operating income (loss) included in the Company's Consolidated Statement of Operations And Comprehensive Income (Loss) for the year ended December 30, 2012.

SecureInfo Corporation

On November 15, 2011, the Company acquired SecureInfo Corporation (“SecureInfo”) for $20.3 million in cash, which included a $1.5 million earn-out that was paid in March 2012. Upon completion of the SecureInfo transaction, the Company deposited $1.8 million of the purchase price into an escrow account as security for SecureInfo's indemnification obligations as set forth in the SecureInfo purchase agreement. In addition, the SecureInfo purchase agreement provided that the purchase price would be (i) increased on a dollar for dollar basis if the working capital on the closing date (as defined in the SecureInfo purchase agreement) exceeded $2.2 million or (ii) decreased on a dollar for dollar basis if the working capital was less than $2.2 million. The SecureInfo working capital was $2.1 million, and the Company and SecureInfo agreed to a working capital adjustment of $0.1 million.

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

The SecureInfo transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed (in millions):

Cash	$1.4
Other assets	3.0
Property and equipment	0.1
Intangible assets	4.5
Goodwill	12.2
Total assets	21.2
Current liabilities	(0.9)
Net assets acquired	$20.3

The goodwill recorded in this transaction is not tax deductible.

As of November 15, 2011, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $2.9 million, none of which is expected to be uncollectible.

The amounts of revenue and operating income of SecureInfo included in the Company's Consolidated Statement of Operations And Comprehensive Income (Loss) for the years ended December 25, 2011 and December 30, 2012 were $1.9 million and $0.1 million, and $16.1 million and $0.6 million, respectively.

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

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by Integral’s significant expertise with satellite operations, ground systems, signal processing and other areas of satellite command and control, as well as advanced technologies for Unmanned Aerial Vehicles, situational awareness, remote management and numerous established electronic attack and electronic warfare platforms, tactical missile systems, and strategic deterrence systems. The Integral transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The following table summarizes the fair values of the major assets acquired and liabilities assumed as of July 27, 2011 (in millions):

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

The amounts of revenue and operating income of Integral included in the Company’s Consolidated Statements of Operations And Comprehensive Income (Loss) for the years ended December 25, 2011 and December 30, 2012 were $87.3 million and $7.1 million, and $204.2 million and $10.8 million, respectively.

Herley Industries, Inc.

On March 25, 2011, the Company acquired approximately 13.2 million shares of Herley Industries, Inc. ("Herley") common stock, representing approximately 94% of the total outstanding shares of Herley common stock, in a tender offer to purchase all of the outstanding shares of Herley common stock. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by approximately 0.9 million shares that were not tendered as of March 25, 2011. On March 30, 2011, following the purchase of the non-controlling interest in a subsequent offering period, Herley became a wholly owned subsidiary of the Company. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011, and as of April 15, 2011 the Company had paid aggregate cash consideration of $270.7 million for the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control. In addition, upon completion of the subsequent short-form merger, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 1.3495 shares of Kratos common stock for each share of Herley common stock underlying the options (“Herley Options”). The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The Herley Options are exercisable for an aggregate of approximately 0.8 million shares of the Company’s common stock. All Herley Options were fully vested upon the change in control, and the fair value of the Herley Options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.5 million, including the assumed Herley Options.  In addition, the Company assumed change in control obligations of $4.0 million related to the transaction and incurred combined transaction expenses of $11.1 million.

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

The amounts of revenue and operating income of Herley included in the Company’s Consolidated Statements of Operations And Comprehensive Income (Loss) for the years ended December 25, 2011 and December 30, 2012 were $150.8 million and $12.7 million, and $196.5 million and $31.4 million, respectively.

In accordance with Topic 805, the allocation of the purchase price for the Company’s acquisition of CEI is subject to adjustment during the measurement period after the closing date when additional information on asset and liability valuations becomes available. The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with this transaction, including contingent liabilities and deferred taxes. Thus, the provisional measurements recorded are subject to change. Any changes will be recorded as adjustments to the fair value of those assets and liabilities, and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the Consolidated Statements of Operations And Comprehensive Income (Loss).

The following tables summarize the fair value of identifiable intangible assets acquired for the Critical Infrastructure Business and CEI transactions and the weighted average amortization period of each class of intangible (in millions):

Critical Infrastructure Business	Gross Value	Estimated Weighted Average Amortization Period (in years)
Customer relationships	$1.1	1.3
Funded backlog	0.9	1
Total	$2.0	1.2

CEI	Gross Value	Estimated Weighted Average Amortization Period (in years)
Trade name	$0.5	6
Customer relationships	18.5	5.5
Funded backlog	19.0	1.5
Total	$38.0	3.5

Pro Forma Financial Information

The following tables summarize the supplemental Condensed Consolidated Statements of Operations information on an unaudited pro forma basis as if the acquisitions of CEI, the Critical Infrastructure Business, SecureInfo, Integral, and Herley occurred on December 27, 2010 and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. All acquisitions were included in the results of operations for the full year ended December 30, 2012, except CEI. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and operations for 2011 and 2012. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts, except per share amounts are in millions):

	Year Ended December 25, 2011	Year Ended December 30, 2012
Pro forma revenues	$1,046.9	$1,019.5
Pro forma net loss before tax	(63.6)	(132.0)
Pro forma net loss	(67.1)	(130.4)
Net loss attributable to the registrant	(23.5)	(112.9)
Basic and diluted pro forma loss per share	$(1.15)	$(2.31)

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

These adjustments are as follows (in millions except per share data):

	Year Ended December 25, 2011	Year Ended December 30, 2012
Intangible amortization	$32.8	$16.2
Net change in stock compensation expense	(1.4)	2.2
Net change in interest expense	(9.9)	—
Net change in income tax benefit (expense)	(1.6)	—
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	30.7	9.6

Contingent Acquisition Consideration

In connection with certain acquisitions, the Company has agreed to make additional future payments to the seller contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Topic 805, the Company will re-measure these liabilities each reporting period and record changes in the fair value in its Consolidated Statement of Operations And Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability which is measured as the present value of expected future cash flows, a Level 3 (Level 3 hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”)) measurement in the fair value hierarchy, can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

Contingent acquisition consideration as of December 25, 2011 and December 30, 2012 is summarized in the following table (in millions):

	SecureInfo	DEI	SCT	Total
Balance as of December 26, 2010	$—	$4.6	$1.2	$5.8
Fair value of contingent acquisition consideration assumed in acquisitions	1.5	—	—	1.5
Post acquisition adjustments reflected in operating results	—	0.4	(0.1)	0.3
Balance as of December 25, 2011	1.5	5.0	1.1	7.6
Cash payments	(1.5)	(2.5)	—	(4.0)
Post acquisition adjustments reflected in operating results	—	(0.4)	(1.1)	(1.5)
Balance as of December 30, 2012	$—	$2.1	$—	$2.1

As of December 30, 2012, $2.1 million is reflected in other current liabilities in the Consolidated Balance Sheet.

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). The Company has paid $2.9 million related to the DEI Contingent Consideration, of which $2.5 million was paid in April 2012. As of December 30, 2012, the undiscounted amount of future DEI Contingent Consideration that is payable by the Company under the DEI Agreement is $2.1 million which will be paid in the second quarter of 2013.

On December 7, 2010, the Company acquired Southside Container & Trailer, LLC (“SCT”). Pursuant to the terms of the SCT Agreement, upon achievement of certain earnings before interest, taxes, depreciation, and amortization (“EBITDA”) amounts in 2011, 2012 and 2013, the Company will pay the former stockholders of SCT certain additional performance-based consideration (“SCT Contingent Consideration”). The potential undiscounted amount of all future SCT Contingent Consideration that may be payable by the Company under the SCT Agreement is between zero and $3.5 million.

As of December 25, 2011, the fair value of the SCT Contingent Consideration was $1.1 million and was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 6.1%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels for EBITDA. The fair value of the SCT Contingent Consideration was decreased by $1.1 million to zero and recognized as a credit to merger and acquisition related items during the three month period ended December 30, 2012.

Note 4. Balance Sheet Details

The detail of certain assets in the Consolidated Balance Sheets consists of the following (in millions).

Cash and cash equivalents

The Company's cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. The cash and cash equivalents at December 25, 2011 and December 30, 2012 were as follows:

	December 25, 2011		December 30, 2012
	Amortized Cost Basis	Level 1 Fair Value Basis	Amortized Cost Basis	Level 1 Fair Value Basis
Cash and cash equivalents	$69.6	$69.6	$49.0	$49.0

Net unrealized and realized gains recorded during the years ended December 25, 2011 and December 30, 2012 were immaterial.

Accounts receivable, net

Receivables including amounts due under long-term contracts are summarized as follows:

	December 25, 2011	December 30, 2012
Billed, current	$128.7	$137.9
Unbilled, current	118.6	135.4
Total current accounts receivable	247.3	273.3
Allowance for doubtful accounts	(2.0)	(1.4)
Total current accounts receivable, net	245.3	271.9
Unbilled, long-term (included in other assets)	0.3	0.3
Total accounts receivable, net	$245.6	$272.2

Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivable were $3.9 million as of December 25, 2011 and $3.5 million as of December 30, 2012 and are included in accounts receivable, net in the Consolidated Balance Sheets.

U.S. Government contract receivables (included in accounts receivable, net)

	December 25, 2011	December 30, 2012
Billed	$41.2	$24.6
Unbilled	43.3	39.4
Total U.S. Government contract receivables	$84.5	$64.0

Inventoried costs, net of progress payments

	December 25, 2011	December 30, 2012
Raw materials	$43.3	$48.4
Work in process	25.7	36.5
Finished goods	6.9	7.3
Supplies and other	4.0	2.2
Subtotal inventoried costs	79.9	94.4
Less customer advances and progress payments	(3.3)	(0.1)
Total inventoried costs	$76.6	$94.3

 Property and equipment, net

	December 25, 2011	December 30, 2012
Land and buildings	$20.6	$20.8
Computer equipment and software	17.8	17.2
Machinery and equipment	37.5	49.9
Furniture and office equipment	8.3	12.2
Facility under capital lease	1.0	1.6
Leasehold improvements	8.2	13.3
Construction in progress	1.7	5.8
Property and equipment	95.1	120.8
Accumulated depreciation and amortization	(22.6)	(35.2)
Total property and equipment, net	$72.5	$85.6

Depreciation expense was $3.7 million, $10.0 million and $14.1 million for the years ended December 26, 2010, December 25, 2011, and December 30, 2012, respectively.

Note 5. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of December 30, 2012, the Company had issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 30, 2012, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

$225 million 10% Senior Secured Note Offering, May 2010

On May 19, 2010, the Company issued Notes in the aggregate principal amount of $225.0 million in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act, and on August 11, 2010, the Company completed an exchange offer for such Notes pursuant to a registration rights agreement entered into in connection with the issuance thereof. The proceeds were primarily used to finance the acquisitions of Gichner Holdings, Inc., DEI Services Corporation, and Southside Container & Trailer, LLC, as well as to refinance the Company's existing debt. (See Note 3.)

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

On November 14, 2011, the Company entered into a first amendment (the “First Amendment”) to the 2011 Credit Agreement. Among other things, the First Amendment: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

 On May 4, 2012, the Company entered into a second amendment (the “Second Amendment”) to the 2011 Credit Agreement. Among other things, the Second Amendment (i) increased the amount of the Amended Revolver from $90.0 million to $110.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added Cathay Bank as a lender under the 2011 Credit Agreement; (iv) increased the maximum available to be borrowed under the 2011 Credit Agreement to $135.0 million subject to KeyBank's approval; and (v) updated certain schedules to the Credit Agreement.

On May 8, 2012, the Company entered into a third amendment (the “Third Amendment”) to the 2011 Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the 2011 Credit Agreement were modified and the acquisition of CEI was approved. The Company used the net proceeds from the sale of 20.0 million shares of its common stock, together with the borrowings under its credit facility, to fund the purchase of CEI on July 2, 2012 and to pay related fees and expenses.

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

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of December 30, 2012, there were no outstanding borrowings on the Amended Revolver and $15.7 million was outstanding on letters of credit resulting in net borrowing base availability of $89.4 million. The Company was in compliance with the financial covenants as of December 30, 2012.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million 10-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of Herley. The balance as of December 30, 2012 was $5.7 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, as of December 30, 2012.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 25, 2011 and December 30, 2012 are presented in the following table:

	As of December 25, 2011			As of December 30, 2012
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$631.8	$654.6	$642.7	$630.7	$649.4	$690.5

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium of $18.7 million as of December 30, 2012, which is the difference between the carrying amount of $649.4 million and the principal amount of $630.7 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Future maturities of long-term debt for each of the years ending 2013 through 2016 are $1.0 million per year and $626.0 million in 2017.

Note 6. Lease Commitments

The Company leases certain facilities and equipment under operating and capital leases having terms expiring at various dates through 2022. Future minimum lease payments under capital and operating leases as of December 30, 2012, which does not include $10.1 million in sublease income on the Company's operating leases, are as follows (in millions):

Year	Capital Leases	Net Operating Leases
2013	$0.6	$18.4
2014	0.4	18.4
2015	0.1	16.2
2016	—	14.1
2017	—	13.0
Thereafter	—	23.3
Total future minimum lease payments	1.1	$103.4
Less amount representing interest	0.2
Present value of capital lease obligations	0.9
Less current portion	0.5
Long-term capital lease obligations	$0.4

The following is an analysis of the leased property under capital leases by major class (in millions):

	December 25, 2011	December 30, 2012
Classes of Property
Facilities	$1.0	$1.6
Vehicles	0.6	0.5
Office equipment	0.7	0.6
Total	2.3	2.7
Less: Accumulated amortization	1.0	1.5
	$1.3	$1.2

Amortization expense related to capital leases was $0.3 million, $0.1 million and $0.1 million for the years ended December 26, 2010, December 25, 2011 and December 30, 2012, respectively.

Gross rent expense under operating leases for the years ended December 26, 2010, December 25, 2011, and December 30, 2012 was $6.8 million, $12.8 million, and $21.1 million, respectively. Total sublease income for the years ended December 26, 2010, December 25, 2011, and December 30, 2012, totaling $0.2 million, $1.3 million, and $2.7 million, respectively, has been netted against rent expense.

Based on management's assessment of assumptions considering existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company's vacant properties and due to the Company's actions to consolidate facilities, the Company periodically reevaluates its accrual for excess facilities. In 2011, as a result of the Integral acquisition, the Company acquired 131,450 rentable square feet of property located in Maryland with a lease term through April 2020. Prior to the acquisition, Integral had vacated the majority of this space and subleased approximately 83,000 square feet for an initial term which commenced on October 1, 2010 and ends on October 31, 2015. The Company recorded a liability at fair value of $19.0 million at the merger date related to this excess facility.

The Company's accrual for excess facilities was $0.1 million, $18.5 million, and $18.7 million as of December 26, 2010, December 25, 2011 and December 30, 2012, respectively. The Company estimates that the remaining accrual will be paid through 2020.

The accrual for excess facilities is as follows (in millions):

Excess Facilities
Balance as of December 26, 2010	$0.1
Fair value of liability assumed in acquisition	19.0
Cash payments	(0.6)
Balance as of December 25, 2011	18.5
Adjustments	1.8
Cash payments	(1.6)
Balance as of December 30, 2012	$18.7

The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses and other long-term liabilities in the Consolidated Balance Sheets, of $1.2 million, $1.0 million, and $1.3 million at December 26, 2010, December 25, 2011 and December 30, 2012, respectively, to reflect the excess of rent expense over cash payments since inception of the respective leases.

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

(In millions, except earnings per share)	December 26, 2010	December 25, 2011	December 30, 2012
Net income (loss) from continuing operations	$14.6	$(23.5)	$(112.9)
Less net income from continuing operations allocated to preferred shareholders	(0.1)	—	—
Net income (loss) from continuing operations allocated to common shareholders (A)	$14.5	$(23.5)	$(112.9)
Weighted average outstanding shares of common stock (B)	16.5	27.4	46.9
Weighted average shares from preferred stock	0.1	—	—
Basic weighted average outstanding shares of common stock and participating securities	16.6	27.4	46.9
Dilutive effect of employee stock options and awards	0.3	—	—
Common stock and common stock equivalents(C)	16.9	27.4	46.9
Net income (loss) from continuing operations per common share:
Basic (A/B)	$0.88	$(0.86)	$(2.41)
Diluted (A/C)	$0.87	$(0.86)	$(2.41)

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive (in millions):

	December 26, 2010	December 25, 2011	December 30, 2012
Shares from stock options and awards	1.2	2.1	3.6

Note 8. Income Taxes

The following table summarizes the activity related to the Company's unrecognized tax benefits (in millions):

Balance at December 27, 2009	$12.6
Increases related to prior periods (acquired entities)	0.3
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.7)
Balance at December 26, 2010	12.4
Increases related to prior periods (acquired entities)	0.5
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.6)
Settlements with taxing authorities	(2.4)
Balance at December 25, 2011	10.1
Increases related to prior periods (acquired entities)	3.7
Increases related to current year tax positions	—
Expiration of applicable statutes of limitations	(0.1)
Settlements with taxing authorities	(0.3)
Balance at December 30, 2012	$13.4

Included in the balance of unrecognized tax benefits at December 30, 2012, are $13.4 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $10.8 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company's consolidated financial position at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 26, 2010, December 25, 2011 and December 30, 2012, the Company recorded $0.1 million, $0.3 million and $0.4 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.4 million, $0.4 million, and $0.1 million for the years ended December 26, 2010, December 25, 2011, and December 30, 2012, respectively. As of December 26, 2010, December 25, 2011, and December 30, 2012, the Company had recorded total interest and penalties of $0.5 million, $0.4 million, and $0.7 million, respectively.

The Company believes that it is reasonably possible that as much as $1.5 million of unrecognized tax benefits will expire within 12 months of December 30, 2012 due to the expiration of various applicable statutes of limitations.

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

In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company's deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life and certain foreign and separate state deferred tax assets. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company's net deferred tax assets.

It is the Company's intention to permanently reinvest undistributed earnings of its foreign subsidiaries. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with these temporary differences.

The components of income (loss) before incomes taxes and equity earnings are listed below (in millions):

	2010	2011	2012
Domestic	$1.9	$(20.7)	$(120.3)
Foreign	—	(0.9)	5.8
Total	$1.9	$(21.6)	$(114.5)

The provision (benefit) for income taxes from continuing operations for the years ended December 26, 2010, December 25, 2011, and December 30, 2012 are comprised of the following (in millions):

	2010	2011	2012
Federal income taxes:
Current	$0.1	$(1.5)	$—
Deferred	1.6	0.6	(3.5)
Total Federal	1.7	(0.9)	(3.5)
State and local income taxes
Current	(12.6)	3.1	0.8
Deferred	(1.8)	0.8	0.4
Total State and local	(14.4)	3.9	1.2
Foreign income taxes:
Current	—	0.4	0.1
Deferred	—	(1.5)	0.6
Total Foreign	—	(1.1)	0.7
Total	$(12.7)	$1.9	$(1.6)

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before income tax provision for the years ended December 26, 2010, December 25, 2011 and December 30, 2012 is as follows (in millions):

	2010	2011	2012
Income tax expense (benefit) at federal statutory rate	$0.6	$(7.6)	$(40.1)
State taxes, net of federal tax benefit and valuation allowance	1.9	3.1	0.7
Difference in tax rates between U.S. and foreign	—	(0.1)	(1.5)
Release of foreign valuation allowance	—	(0.7)	—
Increase (decrease) in federal valuation allowance	(2.3)	4.7	14.2
Nondeductible expense	0.2	0.4	0.3
Increase (decrease) in reserve for uncertain tax positions	(0.2)	(1.7)	0.1
Transaction costs	0.7	2.3	0.1
Changes to indefinite life items and separate state deferred taxes	—	1.5	(3.0)
Impact of purchase accounting	(13.6)	—	—
Goodwill impairment	—	—	27.6
Total	$(12.7)	$1.9	$(1.6)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 25, 2011 and December 30, 2012 are as follows (in millions):

	2011	2012
Deferred tax assets:
Allowance for doubtful accounts	$0.8	$0.4
Sundry accruals	7.8	3.3
Vacation accrual	5.0	5.1
Stock-based compensation	4.9	4.6
Payroll related accruals	2.3	2.7
Lease accruals	9.5	9.7
Investments	2.1	1.9
Net operating loss carryforwards	104.1	124.8
Tax credit carryforwards	3.5	3.7
Deferred revenue	1.5	2.1
Reserves and other	9.8	10.2
	151.3	168.5
Valuation allowance	(98.8)	(110.4)
Total deferred tax assets, net of allowance	52.5	58.1
Deferred tax liabilities:
Unearned revenue	(15.4)	(42.0)
Other intangibles	(37.0)	(15.7)
Property and equipment, principally due to differences in depreciation	(10.1)	(7.9)
Total deferred tax liabilities	(62.5)	(65.6)
Net deferred tax asset (liability)	$(10.0)	$(7.5)

At December 30, 2012, the Company had federal tax loss carryforwards of $344.7 million and various state tax loss carryforwards of $187.8 million including net operating losses resulting from stock options of approximately $14.4 million for federal and state, which if recognized would result in additional paid-in capital. Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months. In March 2010, an “ownership change” occurred that will limit the utilization of the loss carryforwards. Additionally, in May 2012, another “ownership change” was triggered. As a result of this change in May, the Company's federal annual utilization of NOL carryforwards will be limited to $28.1 million a year for the five years succeeding the initial ownership change and $11.6 million per year thereafter. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 30, 2012, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2012, the Company recorded a net increase in its valuation allowance of $11.6 million.

Note 9. Discontinued Operations

In June 2009, as a result of the continued operating losses in the Southeast division of the PSS segment (the “Southeast Division”), the Company's board of directors approved a plan to sell and dispose of the Southeast Division. In accordance with Topic 205, this business unit was classified as held for sale and reported in discontinued operations in the accompanying Consolidated Financial Statements. The Company recorded a $2.0 million impairment charge in the second quarter of 2009 and an additional $0.2 million in the second quarter of 2010 related to management's estimate of the fair value of the business. On August 2, 2010, the Company divested its Southeast Division for approximately $0.1 million cash consideration and the assumption of certain liabilities.

In June of 2012, consistent with the Company's plans to complete its assessment and evaluation of the non-core businesses acquired in the Integral acquisition, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals. These operations were previously reported in the KGS segment, and in accordance with Topic 205, these businesses have been classified as held for sale and reported in discontinued operations in the accompanying consolidated financial statements. In the second quarter of 2012, the Company recorded a $1.5 million impairment charge associated with the portion of goodwill that was allocated to the discontinued businesses based on management's estimate of the fair value of the discontinued businesses. The Company plans to dispose of these operations through a sale of their assets in 2013.

The following table presents the results of discontinued operations including gain and loss on disposals which is included in income (loss) before taxes (in millions):

	Year ended December 26, 2010	Year ended December 25, 2011	Year ended December 30, 2012
Revenue	$2.2	$9.2	$18.5
Loss before taxes	(0.9)	(1.3)	(1.8)
Benefit for income taxes	(0.8)	(0.6)	(0.3)
Net loss	$(0.1)	$(0.7)	$(1.5)

The benefit for income taxes for the year ended December 25, 2011 and December 30, 2012 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business.

The following is a summary of the assets and liabilities of discontinued operations, which are in other current assets, other non-current assets, other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 25, 2011 and December 30, 2012 (in millions):

	December 25, 2011	December 30, 2012
Accounts receivable, net	$5.3	$3.4
Inventoried costs	4.0	3.0
Other current assets	0.4	0.2
Current assets of discontinued operations	$9.7	$6.6
Property and equipment, net	$0.6	$0.4
Goodwill	1.5	—
Other assets	0.3	0.4
Long-term assets of discontinued operations	$2.4	$0.8
Accrued expenses and accounts payable	$3.0	$4.4
Billings in excess of costs and earnings on uncompleted contracts	1.5	0.1
Other current liabilities	1.8	0.4
Current liabilities of discontinued operations	$6.3	$4.9
Other long-term liabilities	$0.5	$0.3
Long-term liabilities of discontinued operations	$0.5	$0.3

Note 10. Fair Value Measurement

The Company adopted Topic 820 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which it has not applied the provisions of Topic 820 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

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

The only asset or liability carried and measured at fair value on a recurring basis is an interest rate swap agreement not qualified as a hedging instrument carried in other current liabilities on the Consolidated Balance Sheets. Gains and losses resulting from marking to market the interest rate swap are recorded in other income (expense), net in the Consolidated Statements Of Operations And Comprehensive Income (Loss). The total gain on the interest rate swap for the years ended December 26, 2010 and December 25, 2011, was $1.0 million and $0.3 million, respectively. There were no outstanding interest rate swaps as of December 25, 2011 or December 30, 2012.

Note 11. Stockholders’ Equity

(a)	Common Stock

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

On December 1, 2011, the Company repurchased in the open market from an institutional investor 2.0 million shares of its common stock for $5.45 per share, in a block transaction in compliance with legal requirements.

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

On October 12, 2010, the Company sold approximately 2.5 million shares of its common stock at a purchase price of $10.20 per share in an underwritten public offering. The Company received gross proceeds of approximately $25.8 million. After deducting underwriting fees and other offering expenses, the Company received approximately $24.7 million in net proceeds. The Company used the net proceeds from this transaction to fund the purchase price for the acquisition of Henry Bros. Electronics, Inc. in December 2010.

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

(c)	Stock Option Plans and Restricted Stock Unit Plans

The Company's board of directors (“Board”) may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its existing equity incentive plans. In July 2004, the Board resolved that all future stock option grants under the Company's equity incentive plans would be non-statutory stock options, until such further determination by the Board. In February 2005, the Board approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan was subsequently approved by a majority of the Company's stockholders on May 18, 2005. In March 10, 2011, the Board approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan was subsequently approved by a majority of the Company's stockholders on May 27, 2011. Each of the 2005 Plan and the 2011 Plan permits the Board to issue a wide-variety of awards, including restricted stock units, restricted stock, stock appreciation rights, stock options and deferred stock units. If any shares covered by an award under the 2005 Plan or 2011 Plan are not purchased or are forfeited, or if an award otherwise is terminated, canceled or retired, such shares are again made available for awards under the 2005 Plan and 2011 Plan. As of December 30, 2012, there are approximately 452,000 and 1.5 million shares reserved for issuance for future grant under the 2005 Plan and 2011 Plan, respectively. The Board may amend or terminate the 2005 Plan or 2011 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. If the Company were to grant stock options, they would be granted with a per share exercise price not less than the fair market value of the Company's common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

Integral Stock Option Plans. All outstanding options to purchase shares of Integral common stock that were not canceled and exchanged for a cash payment upon completion of the Integral merger, were assumed by the Company and converted into options to purchase shares of the Company's common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the applicable exchange ratio) (the “Assumed Options”). The Company assumed each such stock option in accordance with the terms and conditions of the applicable Integral option plan and stock option agreement, subject to the adjustments described in the preceding sentence. On February 20, 2012, the Board confirmed (i) the assumption of Integral's 2008 Stock Incentive Plan (the “2008 Plan”), pursuant to NASDAQ Rule 5635, which provides that shares available under certain plans acquired in mergers and other acquisitions may be used for certain post-transaction grants without further stockholder approval and (ii) an amendment to the 2008 Plan, in order to permit the future grant of awards, including restricted stock unit awards, by the Company pursuant to the plan. The 2008 Plan was approved by Integral's Board of directors in December 2007 and by Integral's stockholders in February 2008. The terms and conditions of specific awards are set at the discretion of the Board. As of December 30, 2012, there are approximately 1.2 million shares of the Company's common stock available for issuance under the 2008 Plan. The shares of common stock available for issuance under the 2008 Plan may be used to grant awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, to any employee, director or consultant who was not an employee, director or consultant of the Company prior to the consummation of the Integral merger. The Board may amend or terminate the 2008 Plan at any time. However, certain amendments, including an increase in the share reserve, would require stockholder approval.

Herley Stock Option Plans. All outstanding options to purchase shares of Herley common stock that were not canceled and exchanged for a cash payment upon completion of the Herley merger, were assumed by the Company and converted into options to purchase shares of the Company's common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the applicable exchange ratio). The Company assumed each such stock option in accordance with the terms and conditions of the applicable Herley option plan and stock option agreement, subject to the adjustments described in the preceding sentence. On December 30, 2012, the Board confirmed (i) the assumption of Herley's 2010 Stock Plan (the “2010 Plan”), pursuant to NASDAQ Rule 5635, and (ii) an amendment to the 2010 Plan, in order to permit the future grant of awards, including restricted stock unit awards, by the Company pursuant to the plan. The 2010 Plan was approved by Herley's Board of directors in January 2010 and by Herley's stockholders in March 2010. The terms and conditions of specific awards are set at the discretion of the Board. As of February 20, 2012, there are approximately 413,000 shares of the Company's common stock available for issuance under the 2010 Plan. These shares are available to grant awards, including stock options, shares of common stock and restricted stock units, to any employee, director or consultant who was not an employee, director or consultant of the Company prior to the consummation of the Herley merger. The Board of the Company may amend or terminate the 2010 Plan at any time. However, certain amendments, including an increase in the share reserve, would require stockholder approval.

Henry Bros. Electronics Stock Option Plans. HBE's stock option and stock incentive plans acquired in connection with the Company's acquisition of HBE were terminated on December 15, 2010, and no further grants may be made under these plans after such date. Award grants that were outstanding under these plans on December 15, 2010 will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option term or any earlier termination of those options in connection with the option holder's cessation of service with the Company. Stock options granted under these plans were incentive stock options, may generally be exercised from one to ten years after the date of grant and generally vest ratably over three to five years. Certain of these options had change in control provisions that accelerated the vesting of the options.

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

RSU Agreements. On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (an RSU Agreement) to govern the issuance of restricted stock units (“RSUs”) to executive officers under the Company's 2005 Plan. On November 14, 2011, the Compensation Committee of the Board approved a form of RSU Agreement to govern the issuance of RSUs to executive officers under the Company's 2011 Plan. Each RSU represents the right to receive a share of common stock (a “Share”) on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under an RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. The Company recognizes compensation expense on a straight-line basis over the vesting periods based on the market price of the Company's stock on the grant date. The awards granted in 2010, 2011, and 2012 had vesting periods ranging from 5 to 10 years; 2 to 10 years, and 1 to 10 years, respectively. Some of the grants for these years have accelerated vesting occurring upon change of control or termination. Upon exercise of the RSU, the Company issues new shares of common stock.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions (annualized percentages) included in the following table. Awards with graded vesting are recognized using the straight-line method with the following assumptions:

	2010	2011	2012
Expected life:(1)
Stock options	1.4 years	2.2 years	10 years
Risk-free interest rate(2)	0.1% - 3.6%	0.1% - 3.4%	1.6% - 2.3%
Volatility(3)	28.4% - 73.8%	29.3% - 65.3%	59.0% - 59.7%
Forfeiture rate(4)	16.3%	16.3%	16.3%
Dividend yield(5)	—%	—%	—%

(1)
In 2010, all unvested options related to the acquisition of HBE. HBE used the simplified method for calculating the expected life of the option, and the Company used this method for calculating the expected life of the options assumed. In 2011 and 2012, no unvested options were granted and the expected life was equal to the life of the option.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.

(3)	In 2010, 2011, and 2012, the Company estimated implied volatility based upon trailing volatility.

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

A summary of the status of the Company's stock option plan as of December 30, 2012 and changes in options outstanding under the plan for the year ended December 30, 2012 is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000's)			(000's)
Options outstanding at December 25, 2011	1,771	$24.69	2.6	$219
Granted	8	$5.22	—	—
Exercised	—	$—	—	—
Forfeited or expired	(646)	$19.24	—	—
Options outstanding at December 30, 2012	1,133	$27.66	2.8	$80.0
Options exercisable at December 30, 2012	1,112	$28.06	2.8	$80.0

As of December 30, 2012, there was $0.1 million of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years. Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 26, 2010, December 25, 2011, and December 30, 2012 the following values relate to the grants and exercises under the Company's option plans:

	2010	2011	2012
Weighted average grant date fair value of options granted	$6.08	$2.38	$3.56
Total intrinsic value of options exercised (in thousands)	$818	$1,832	$—

Additional information about stock options outstanding at December 30, 2012 with exercise prices less than and greater than $4.80 per share, the stock price at December 28, 2012, the last trading day of the period, follows:

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares (000's)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price	Number of Shares (000's)	Weighted Average Exercise Price
Less than $4.80	547	$10.35	21	$6.91	568	$10.22
Above $4.80	565	$45.20	—	$—	565	$45.20
Total outstanding	1,112	$28.06	21	$6.91	1,133	$27.66

The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 25, 2011	1,211	$11.47
Grants	2,653	$5.93
Vested	(187)	$10.44
Forfeitures	(7)	$7.71
Nonvested balance at December 30, 2012	3,670	$7.53

As of December 30, 2012, there was $12.9 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 4.1 years. The fair value of RSU awards that vested in 2010, 2011, and 2012 was $0.9 million, $0.8 million, and $1.9 million, respectively.

(d)	Employee Stock Purchase Plan

In August 1999, the Board approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”). A total of 1,713 thousand shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year.

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan's inception through December 30, 2012, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 524,000 and approximately 1,189,000 shares were available for future issuance. During fiscal 2011, approximately 93,196 shares were issued under the plan at an average price of $9.47. During fiscal year 2012, approximately 781,000 shares were bought in the market at an average price of $5.19.

The fair value of Kratos' Purchase Plan shares for 2012 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2011 and 2012 were as follows:

	Offering Periods January 1 to December 31, 2011	Offering Periods January 1 to December 31 2012
Expected term (in years)(1)	0.5	0.5
Risk-free interest rate(2)	0.10% - 0.19%	0.16% - 0.06%
Expected volatility(3)	28.5% - 43.6%	49.7% - 65.73%
Expected dividend yield(4)	0%	0%
Weighted average grant-date fair value per share	$3.05	$1.93

(1)	The expected term is equivalent to the offering period.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.

(3)	The Company estimated implied volatility based upon trailing volatility.

(4)	The Company has no history or expectation of paying dividends on its common stock.

As of December 30, 2012, there was no material unrecognized compensation expense related to the Employee Stock Purchase Plan.

(e)	Stockholder Rights Agreement

On December 16, 2004, the Company entered into a Stockholder Rights Agreement (the “Rights Agreement”). Under the terms of the Rights Agreement, initially, the rights (“Rights”) will attach to all certificates representing shares of outstanding Company common stock and no separate rights certificates will be distributed. Subject to the provisions of the Rights Agreement, the Rights will separate from the Company common stock and the distribution date will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 15% or more of the then-outstanding common stock (an Acquiring Person), or (ii) ten business days (or such later date as may be determined by action of the Board) prior to such time as any person becomes an Acquiring Person following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. An Acquiring Person does not include certain persons specified in the Rights Agreement. The Rights Agreement was amended on May 14, 2012 to, among other things, redefine the term Acquiring Person to exclude a newly defined term Exempt Person from the definition of Acquiring Person. The term Exempt Person is defined to include: (A) the Company; (B) any subsidiary of the Company; (C) any employee benefit plan maintained by the Company or any of its subsidiaries; (D) any trustee or fiduciary with respect to such employee benefit plan acting in such capacity or trustee or fiduciary holding shares of Company Common Stock for the purpose of funding any such plan or employee benefits; (E) Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., Oak Investment Partners XIII, L.P., or their Affiliates and Associates (collectively, the “Oak Parties) as long as the Oak Parties, individually or in the aggregate, are not the beneficial owner of more than 25% of the outstanding shares of Company stock (other than pursuant to a transaction authorized in writing in advance by the Board of Directors) and certain specified criteria are met.

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

Note 12. Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees' contributions. The Company's contributions to these defined-contribution plans totaled $5.9 million in 2010, $7.3 million in 2011 and $5.1 million in 2012.

Note 13. Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Kratos is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $354.0 million, $534.5 million, and $627.8 million or 87%, 75%, and 65%, of total revenue for the years ended December 26, 2010, December 25, 2011, and December 30, 2012, respectively.

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. Although defense spending is expected to remain a national priority within future federal budgets, the Budget Control Act of 2011 (“Budget Control Act”) committed the U.S. Government to reduce the federal deficit over the next ten years. Under the Budget Control Act, the Bi-Partisan Congressional Joint Select Committee on Deficit Reduction (“the Joint Committee”) was responsible for identifying $1.2 to $1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify the reductions by this deadline and thereby triggered a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts that will start in 2013 and be split between defense and non-defense programs and continue over a nine-year period. The Congressional budget process to finalize FY 2013 defense spending has been marked by continued uncertainty and significant debate and increased, as of December 30, 2012, the possibility of sequestration occurring. There continues to be uncertainty in how sequestration would be implemented and there are many variables in how the law could be applied that make it difficult to determine the specific impacts. Any automatic reductions in national defense programs could impact the Company's significant customers.

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

Revenues, operating income (loss) and assets disclosed below provided by the Company's segments for the years ended December 26, 2010, December 25, 2011, and December 30, 2012, are as follows (in millions):

	2010	2011	2012
Revenues:
Kratos Government Solutions
Service revenues	$248.5	$238.8	$264.0
Product sales	123.7	362.9	519.2
Total Kratos Government Solutions	372.2	601.7	783.2
Public Safety & Security
Service revenues	36.3	112.2	186.0
Product sales	—	—	—
Total Public Safety & Security	36.3	112.2	186.0
Total revenues	$408.5	$713.9	$969.2
Depreciation and amortization:
Kratos Government Solutions	$12.3	$45.7	$54.5
Public Safety & Security	0.6	2.3	3.5
Total depreciation and amortization	$12.9	$48.0	$58.0
Operating income (loss) from continuing operations:
Kratos Government Solutions	$25.1	$35.4	$(41.5)
Public Safety & Security	1.8	9.9	(2.5)
Corporate activities	(3.8)	(15.8)	(5.7)
Total operating income (loss) from continuing operations	$23.1	$29.5	$(49.7)

Revenues from foreign customers were approximately $54.3 million or 8% and $116.2 million or 12% of total revenue for the years ended December 25, 2011 and December 30, 2012, respectively. There were no revenues from foreign customers for the year ended December 26, 2010.

Amounts related to corporate activities were impacted by the following items in 2010, 2011 and 2012.

In 2010, the Company reached a settlement with one of its directors' and officers' insurance carriers to cover costs related to its completed stock options and DOJ investigations. The settlement received, net of legal expenses, was a $1.4 million benefit.

In 2012, the Company recorded an impairment of goodwill and intangible assets of $83.7 million related to the KGS segment and an impairment of intangible assets of $12.9 million related to the PSS segment. See Note 2.

In 2010 and 2011, the Company had merger and acquisition expenses of approximately $3.1 million and $12.5 million, respectively, and in 2012 had a benefit from merger related items of $2.7 million due to a reduction in contingent consideration, settlement of a dispute on fees, and a change in estimate of indemnity obligations related to former directors and officers of Integral.

Segment assets are as follows (in millions):

	December 25, 2011	December 30, 2012
Assets:
Kratos Government Solutions	$1,028.8	$1,104.0
Public Safety & Security	88.6	106.8
Discontinued operations	12.1	7.5
Corporate activities	86.5	65.7
Total assets	$1,216.0	$1,284.0

The increases in the assets in the KGS and PSS segments are primarily attributable to the acquisitions of CEI on July 2, 2012 and the Critical Infrastructure Business on December 30, 2011. Assets of foreign subsidiaries were $47.2 million and $90.0 million as of December 25, 2011 and December 30, 2012, respectively.

Note 15. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its Consolidated Financial Statements. An estimated loss contingency is accrued in its Consolidated Financial Statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the monetary significance of any such losses, damages or remedies may have on our Consolidated Financial Statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

(a)    Legal and Regulatory Matters.
Integral Indemnification Obligation. Integral, which was acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that an administrative settlement had been reached concluding the SEC's investigation. In conjunction with its announcement of the administrative settlement, the SEC disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince in a case filed July 30, 2009 captioned United States Securities and Exchange Commission v. Steven R. Chamberlain, Elaine M. Brown, and Gary A. Prince, Case No. 09-CV-01423, pending in the United States District Court for the District of Columbia. The SEC's complaint alleges that from 1999 through August 2006, Chamberlain, Brown and Prince made materially false and misleading statements and omitted material information in various filings with the SEC by failing to disclose the role of Prince, who had been convicted of engaging in securities fraud while at another company, at Integral and his legal background in its filings. The SEC sought permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties. Integral has indemnification obligations to these individuals, as well as to other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company has assumed these indemnification obligations. The indemnification agreements each provide, subject to certain terms and conditions, that the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in December 2011, and the Company is advancing payment of indemnifiable costs pursuant to the indemnification agreements. On November 26, 2012, the SEC announced that it had finalized a settlement with Elaine M. Brown, resulting in a final judgment that resolved the SEC's matter against Brown. The SEC's case against Gary A. Prince proceeded to a bench trial in December 2012, which trial concluded in January 2013. As of this filing, the court has not issued a decision in the SEC's matter against Prince. Either party may appeal the court's decision, which would require the Company to continue to advance payment of indemnifiable costs.
U.S. Government Cost Claims. The Company's contracts with the Department of Defense are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time, the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of its current audits, the DCAA is closely examining and questioning certain of its established and disclosed practices that it had previously audited and accepted. In addition, based on a DCAA audit, the U.S. Department of Justice is currently investigating whether one of our subsidiaries violated the federal False Claims Act by overstating its labor and material costs in a contract with the Department of Defense prior to the Company's acquisition of the subsidiary. Under the False Claims Act, the Department of Justice can seek civil penalties plus treble damages. The Company intends to defend itself in these matters and to work to resolve or settle any disputed contract costs. When appropriate, the Company records accruals to reflect its expected exposure to the matters raised by the U.S. Government, and it reviews such accruals on a quarterly basis for sufficiency based on the most recent information available. Based on its assessment, it has accrued an amount in its financial statements for contingent liabilities associated with these matters that it considers to be immaterial to its overall financial position. The matter that is currently being investigated was identified during the acquisition process and was taken into consideration in the purchase price allocation of this subsidiary. Contract disputes with the U.S. government, however, are inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company's current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Other Litigation Matters. The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business, and, at times, as a result of acquisitions and dispositions. They include, for example, commercial, employment, intellectual property, environmental and securities matters.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's Consolidated Balance Sheets, were as follows (in millions):

	Year Ended
	December 25, 2011	December 30, 2012
Balance, at beginning of the period	$1.1	$3.8
Costs accrued and revenues deferred	1.6	1.8
Warranty liabilities assumed from acquisitions	2.5	0.4
Adjustments to preexisting warranties	(0.8)	(0.7)
Settlements made (in cash or kind) and revenues recognized	(0.6)	(0.1)
Balance, at end of period	3.8	5.2
Less: Current portion	3.8	4.9
Non-current accrued product warranty and deferred warranty revenue	$—	$0.3
Total warranty	$3.8	$5.2

(d)	Self-Insured Health and Workers' Compensation Plans

The Company has health plans which are self-insured and also has liabilities related to its self-insured worker's compensation plans for its discontinued wireless business. The liabilities related to the health plans are a component of total accrued expenses and the liabilities related to the workers' compensation plans are a component of current liabilities of discontinued operations in the Consolidated Balance Sheets. Management determines the adequacy of these accruals based on an evaluation of the Company's historical experience and trends related to both medical and workers' compensation claims and payments, information provided to the Company by the Company's insurance broker, industry experience and the average lag period in which claims are paid. If such information indicates that the Company's accruals require adjustment, the Company will, correspondingly, revise the assumptions utilized in the Company's methodologies and reduce or provide for additional accruals as deemed appropriate.

As of December 25, 2011, and December 30, 2012, the accrual for the Company's partial self-insurance programs approximated $0.2 million and $0.1 million for its health insurance and $0.3 million and $0.2 million for its workers' compensation insurance, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers' compensation claim incurred, as defined in the applicable insurance policies. The medical annual claim limits are $50,000 - $85,000 and the workers' compensation claim limits are $250,000 - $350,000 depending upon the plan year. In 2010, 2011, and 2012, no claims exceeded the limits for workers' compensation. In 2010, 2011 and 2012, the Company had four, eight, and no claims, respectively, which exceeded the limits for medical insurance.

Note 16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 25, 2011 and December 30, 2012, is as follows (in millions, except per share data):

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

During the first, second, third and fourth quarters, the Company incurred $5.8 million, $1.8 million, $3.7 million and $1.2 million, respectively, of expenses related to the Company's acquisitions during those quarters. Also included in the first, second, third, and fourth quarter is amortization of purchased intangibles of $3.4 million, $9.2 million, $11.9 million and $13.5 million, respectively. Certain of the lives of the intangible assets are relatively short in nature, ranging from 10 to 16 months. See Note 3.

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

Quarterly Results in 2012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2012
Revenues	$209.5	$219.8	$276.3	$263.6
Gross profit	$57.4	$57.7	$74.1	$68.0
Operating income (loss) from continuing operations	$9.1	$7.4	$14.1	$(80.3)
Provision (benefit) for income taxes	$(4.1)	$6.6	$1.3	$(5.4)
Net loss	$(3.0)	$(17.2)	$(4.2)	$(90.0)
Net loss per common share:
Basic	$(0.09)	$(0.41)	$(0.07)	$(1.59)
Diluted	$(0.09)	$(0.41)	$(0.07)	$(1.59)

The quarterly increases in revenues and expenses in the third and fourth quarter are a result of the Company's acquisition of CEI. See Note 3.

In the fourth quarter the Company incurred an impairment of goodwill and intangible assets of $96.6 million. See Note 2.

During the first, second, and third quarters, the Company incurred $0.9 million, $1.5 million, and $0.3 million, respectively, of expenses related to the Company's acquisitions during those quarters and during the fourth quarter the Company had a benefit of $2.7 million related to acquisition items. Also included in each of the first, second, third and fourth quarter is amortization of purchased intangibles of $10.5 million, $8.9 million, $13.0 million and $11.5 million, respectively.

Note 17. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Notes. See Note 5. The Notes are guaranteed by all of the Company's 100% owned domestic subsidiaries (the "Subsidiary Guarantors") and are collateralized by the assets of all of the Company's 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and the Company. There are no contractual restrictions limiting cash transfers from guarantor subsidiaries by dividends, loans or advances to the Company. The Notes are not guaranteed by the Company's foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively, for 2011 and 2012. In 2010, all Non-Guarantor Subsidiaries were minor and as a result condensed consolidating financial statements are not required for 2010. The consolidating financial information below follows the same accounting policies as described in the Consolidated Financial Statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet December 25, 2011 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$52.6	$2.8	$14.2	$—	$69.6
Accounts receivable, net	—	225.4	19.9	—	245.3
Amounts due from affiliated companies	446.2	—	—	(446.2)	—
Inventoried costs	—	64.2	12.4	—	76.6
Other current assets	6.7	18.4	4.4	—	29.5
Total current assets	505.5	310.8	50.9	(446.2)	421.0
Property, plant and equipment, net	1.2	62.2	9.1	—	72.5
Goodwill	—	550.2	21.4	—	571.6
Intangible assets, net	—	119.8	4.8	—	124.6
Investment in subsidiaries	460.1	20.5	—	(480.6)	—
Amounts due from affiliated companies	—	26.0	—	(26.0)	—
Other assets	21.7	4.0	0.6	—	26.3
Total assets	$988.5	$1,093.5	$86.8	$(952.8)	$1,216.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8.5	$37.5	$2.8	$—	$48.8
Accrued expenses	2.3	45.1	3.3	—	50.7
Accrued compensation	3.7	33.3	2.8	—	39.8
Billings in excess of costs and earnings on uncompleted contracts	—	34.3	1.9	—	36.2
Deferred tax liability	—	8.5	—	—	8.5
Amounts due to affiliated companies	—	414.5	31.7	(446.2)	—
Other current liabilities	5.9	21.7	2.2	—	29.8
Total current liabilities	20.4	594.9	44.7	(446.2)	213.8
Long-term debt, net of current portion	647.8	—	5.8	—	653.6
Deferred tax liability	—	2.5	—	—	2.5
Amounts due to affiliated companies	—	—	26.0	(26.0)	—
Other long-term liabilities	7.7	23.8	2.0	—	33.5
Total liabilities	675.9	621.2	78.5	(472.2)	903.4
Total stockholders' equity	312.6	472.3	8.3	(480.6)	312.6
Total liabilities and stockholders' equity	$988.5	$1,093.5	$86.8	$(952.8)	$1,216.0

Condensed Consolidating Balance Sheet December 30, 2012 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$37.8	$(4.0)	$15.2	$—	$49.0
Accounts receivable, net	—	253.5	18.4	—	271.9
Amounts due from affiliated companies	480.2	—	—	(480.2)	—
Inventoried costs	—	75.4	18.9	—	94.3
Other current assets	9.1	28.0	3.1	—	40.2
Total current assets	527.1	352.9	55.6	(480.2)	455.4
Amounts due from affiliated companies, long-term	—	24.0	—	(24.0)	—
Property, plant and equipment, net	1.3	74.7	9.6	—	85.6
Goodwill	—	574.8	21.7	—	596.5
Intangible assets, net	—	103.4	2.7	—	106.1
Investment in subsidiaries	439.8	28.8	—	(468.6)	—
Other assets	17.6	22.4	0.4	—	40.4
Total assets	$985.8	$1,181.0	$90.0	$(972.8)	$1,284.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$75.2	$5.6	$—	$83.6
Accrued expenses	$7.0	$42.3	$3.4	$—	$52.7
Accrued compensation	2.9	41.8	3.1	—	47.8
Billings in excess of costs and earnings on uncompleted contracts	—	40.5	3.2	—	43.7
Deferred income tax liability	—	28.9	—	—	28.9
Amounts due to affiliated companies	—	455.1	25.1	(480.2)	—
Other current liabilities	1.1	19.3	1.9	—	22.3
Total current liabilities	13.8	703.1	42.3	(480.2)	279.0
Long-term debt, net of current portion	643.6	—	4.8	—	648.4
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	4.3	26.1	2.1	—	32.5
Total liabilities	661.7	729.2	73.2	(504.2)	959.9
Total stockholders' equity	324.1	451.8	16.8	(468.6)	324.1
Total liabilities and stockholders' equity	$985.8	$1,181.0	$90.0	$(972.8)	$1,284.0

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 25, 2011 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$349.3	$1.7	$—	$351.0
Product sales	—	327.4	46.9	(11.4)	362.9
Total revenues	—	676.7	48.6	(11.4)	713.9
Cost of service revenues	—	259.2	1.5	—	260.7
Cost of product sales	—	242.5	30.9	(11.4)	262.0
Total costs	—	501.7	32.4	(11.4)	522.7
Gross profit	—	175.0	16.2	—	191.2
Selling, general and administrative expenses	15.9	122.3	14.9	—	153.1
Research and development expenses	—	7.9	0.7	—	8.6
Operating income (loss) from continuing operations	(15.9)	44.8	0.6	—	29.5
Other income (expense):
Interest expense, net	(50.8)	0.1	(0.4)	—	(51.1)
Other income, net	0.3	0.4	(0.7)	—	—
Total other income and expense, net	(50.5)	0.5	(1.1)	—	(51.1)
Income (loss) from continuing operations before income taxes	(66.4)	45.3	(0.5)	—	(21.6)
Provision (benefit) for income taxes from continuing operations	—	3.0	(1.1)	—	1.9
Income (loss) from continuing operations	(66.4)	42.3	0.6	—	(23.5)
Income (loss) from discontinued operations	—	(0.8)	0.1	—	(0.7)
Equity in net income (loss) of subsidiaries	42.2	0.5	—	(42.7)	—
Net income (loss)	$(24.2)	$42.0	$0.7	$(42.7)	$(24.2)
Comprehensive income (loss)	$(24.4)	$41.7	$0.8	$(42.5)	$(24.4)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 30, 2012 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$448.5	$1.5	$—	$450.0
Product sales	—	470.0	64.5	(15.3)	519.2
Total revenues	—	918.5	66.0	(15.3)	969.2
Cost of service revenues	—	350.0	0.8	—	350.8
Cost of product sales	—	333.8	42.7	(15.3)	361.2
Total costs	—	683.8	43.5	(15.3)	712.0
Gross profit	—	234.7	22.5	—	257.2
Selling, general and administrative expenses	7.4	171.2	13.9	—	192.5
Impairment of goodwill and intangibles	—	96.6	—	—	96.6
Research and development expenses	—	16.9	0.9	—	17.8
Operating income (loss) from continuing operations	(7.4)	(50.0)	7.7	—	(49.7)
Other income (expense):
Interest expense, net	(65.9)	0.3	(0.5)	—	(66.1)
Other income, net	0.3	0.1	0.9	—	1.3
Total other income and expense, net	(65.6)	0.4	0.4	—	(64.8)
Income (loss) from continuing operations before income taxes	(73.0)	(49.6)	8.1	—	(114.5)
Provision (benefit) for income taxes from continuing operations	20.8	(22.8)	0.4	—	(1.6)
Income (loss) from continuing operations	(93.8)	(26.8)	7.7	—	(112.9)
Income (loss) from discontinued operations	(0.1)	(2.2)	0.8	—	(1.5)
Equity in net income (loss) of subsidiaries	(20.5)	8.3	—	12.2	—
Net income (loss)	$(114.4)	$(20.7)	$8.5	$12.2	$(114.4)
Comprehensive income (loss)	$(115.0)	$(20.9)	$9.4	$11.5	$(115.0)

Condensed Consolidating Statement of Cash Flows Year Ended December 25, 2011 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(55.1)	$60.5	$(0.2)	$—	$5.2
Investing activities:
Cash paid for acquisitions, net of cash acquired	(421.0)	18.0	11.9	—	(391.1)
Decrease in restricted cash	1.4	1.6	—	—	3.0
Capital expenditures	(0.2)	(6.3)	(1.0)	—	(7.5)
Net cash provided by (used in) investing activities from continuing operations	(419.8)	13.3	10.9	—	(395.6)
Financing activities:
Proceeds from the issuance of common stock	61.1	—	—	—	61.1
Proceeds from the issuance of long-term debt	425.7	—	—	—	425.7
Debt issuance costs paid	(22.1)	—	—	—	(22.1)
Purchase of treasury stock	(10.9)	—	—	—	(10.9)
Repayment of debt	—	(2.6)	(0.8)	—	(3.4)
Financing from affiliated companies	63.6	(68.6)	5.0	—	—
Other, net	2.0	—	—	—	2.0
Net cash provided by (used in) financing activities from continuing operations	519.4	(71.2)	4.2	—	452.4
Net cash flows of continuing operations	44.5	2.6	14.9	—	62.0
Net operating cash flows from discontinued operations	—	(2.2)	(0.5)	—	(2.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	(0.2)		(0.5)
Net increase in cash and cash equivalents	$44.5	$0.1	$14.2	$—	$58.8

Condensed Consolidating Statement of Cash Flows Year Ended December 30, 2012 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(98.2)	$144.5	$6.0	$—	$52.3
Investing activities:		—	—
Cash paid for acquisitions, net of cash acquired	2.3	(151.7)	—	—	(149.4)
Decrease in restricted cash	—	0.6	—	—	0.6
Capital expenditures	(0.5)	(14.2)	(1.9)	—	(16.6)
Other, net	—	0.3	—	—	0.3
Net cash provided by (used in) investing activities from continuing operations	1.8	(165.0)	(1.9)	—	(165.1)
Financing activities:
Proceeds from the issuance of common stock	97.0	—	—	—	97.0
Debt issuance costs paid	(1.2)	—	—	—	(1.2)
Repayment of debt	—	(0.5)	(1.0)	—	(1.5)
Financings from affiliated companies	(10.8)	12.8	(2.0)	—	—
Other, net	(3.4)	—	—	—	(3.4)
Net cash provided by (used in) financing activities from continuing operations	81.6	12.3	(3.0)	—	90.9
Net cash flows of continuing operations	(14.8)	(8.2)	1.1	—	(21.9)
Net operating cash flows from discontinued operations	—	1.3	—	—	1.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—		—
Net increase (decrease) in cash and cash equivalents	$(14.8)	$(6.9)	$1.1	$—	$(20.6)