Form 10-Q
period 2013-03-31
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2013-05-09
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 3, 2013, 56,668,864 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 30, 2012 and March 31, 2013 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 25, 2012 and March 31, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 25, 2012 and March 31, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	40

Item 6.	Exhibits	41

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 30, 2012	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$49.0	$51.6
Restricted cash	5.5	5.3
Accounts receivable, net	271.9	281.8
Inventoried costs	94.3	88.2
Prepaid expenses	17.4	18.0
Other current assets	17.3	10.2
Total current assets	455.4	455.1
Property, plant and equipment, net	85.6	84.0
Goodwill	596.4	596.4
Intangible assets, net	106.1	96.8
Other assets	40.4	38.3
Total assets	$1,283.9	$1,270.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83.6	$71.6
Accrued expenses	46.4	41.7
Accrued compensation	47.8	43.4
Accrued interest	6.3	21.7
Billings in excess of costs and earnings on uncompleted contracts	43.7	48.4
Deferred income tax liability	28.9	29.0
Other current liabilities	22.1	19.8
Total current liabilities	278.8	275.6
Long-term debt principal, net of current portion	629.7	629.5
Long-term debt premium	18.7	17.7
Other long-term liabilities	32.6	32.2
Total liabilities	959.8	955.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 30, 2012 and March 31, 2013	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 56,613,024 and 56,654,577 shares issued and outstanding at December 30, 2012 and March 31, 2013, respectively	—	—
Additional paid-in capital	847.1	848.8
Accumulated other comprehensive loss	(0.8)	(0.7)
Accumulated deficit	(522.2)	(532.5)
Total stockholders' equity	324.1	315.6
Total liabilities and stockholders’ equity	$1,283.9	$1,270.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 25, 2012	March 31, 2013
Service revenues	$102.1	$115.5
Product sales	107.4	137.3
Total revenues	209.5	252.8
Cost of service revenues	79.8	88.2
Cost of product sales	71.9	98.9
Total costs	151.7	187.1
Gross profit	57.8	65.7
Selling, general and administrative expenses	44.2	49.2
Merger and acquisition expenses	0.9	0.1
Research and development expenses	3.6	4.9
Operating income from continuing operations	9.1	11.5
Other income (expense):
Interest expense, net	(16.1)	(16.2)
Other income (expense), net	0.4	(0.7)
Total other expense, net	(15.7)	(16.9)
Loss from continuing operations before income taxes	(6.6)	(5.4)
Provision (benefit) for income taxes from continuing operations	(4.1)	2.8
Loss from continuing operations	(2.5)	(8.2)
Loss from discontinued operations	(0.5)	(2.1)
Net loss	$(3.0)	$(10.3)

Basic income (loss) per common share:
Net loss from continuing operations	$(0.08)	$(0.14)
Net loss from discontinued operations	(0.01)	(0.04)
Net loss per common share	$(0.09)	$(0.18)
Diluted income (loss) per common share:
Net loss from continuing operations	$(0.08)	$(0.14)
Net loss from discontinued operations	(0.01)	(0.04)
Net loss per common share	$(0.09)	$(0.18)
Weighted average common shares outstanding:
Basic	32.5	56.6
Diluted	32.5	56.6
Comprehensive Loss
Net loss from above	$(3.0)	$(10.3)
Other comprehensive income:
Change in cumulative translation adjustment	—	0.1
Other comprehensive income, net of tax	—	0.1
Comprehensive loss	$(3.0)	$(10.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 25, 2012	March 31, 2013
Operating activities:
Net loss	$(3.0)	$(10.3)
Less: Loss from discontinued operations	(0.5)	(2.1)
Loss from continuing operations	(2.5)	(8.2)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	13.6	14.2
Stock-based compensation	1.1	1.9
Amortization of deferred financing costs	1.3	1.3
Amortization of premium on Senior Secured Notes	(1.0)	(1.0)
Provision for doubtful accounts	0.3	0.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	12.9	(9.8)
Inventoried costs	(7.1)	6.3
Prepaid expenses and other assets	(4.9)	—
Accounts payable	6.0	(12.0)
Accrued compensation	0.7	(4.3)
Accrued expenses	(3.7)	(4.7)
Accrued interest payable	15.6	15.3
Billings in excess of costs and earnings on uncompleted contracts	(1.1)	4.9
Income tax receivable and payable	(5.0)	2.9
Other liabilities	(1.2)	(1.8)
Net cash provided by operating activities from continuing operations	25.0	5.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	(21.5)	1.2
Decrease in restricted cash	0.4	0.2
Capital expenditures	(2.7)	(3.3)
Net cash used in investing activities from continuing operations	(23.8)	(1.9)
Financing activities:
Repayment of debt	(0.3)	(0.3)
Other	(0.1)	(0.2)
Net cash used in financing activities from continuing operations	(0.4)	(0.5)
Net cash flows of continuing operations	0.8	2.7
Net operating cash flows of discontinued operations	3.9	0.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net increase in cash and cash equivalents	4.6	2.6
Cash and cash equivalents at beginning of period	69.6	49.0
Cash and cash equivalents at end of period	$74.2	$51.6

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

The information as of March 31, 2013 and for the three months ended March 25, 2012 and March 31, 2013 is unaudited. The condensed consolidated balance sheet as of December 30, 2012 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2013 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three months ended March 25, 2012 and March 31, 2013 consisted of 13-week periods. There were 53 calendar weeks in the fiscal year ended December 30, 2012 and there are 52 calendar weeks in the fiscal year ending on December 29, 2013.

(d)	Reclassifications

A reclassification was made to the March 25, 2012 condensed consolidated statement of cash flows to present the change in accrued interest of approximately $15.6 million as a discrete line item which has previously been reported in accrued expenses. In addition, a reclassification was made to the March 25, 2012 condensed consolidated statement of operations and comprehensive income (loss) to reclassify approximately $0.4 million of commission expense out of cost of product sales to selling, general and administrative expenses to conform with the March 31, 2013 classification of these expenses.

(e)	Accounting Policies and Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board ("FASB") issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the quarter ended March 31, 2013, which did not have a material impact on its consolidated financial statements.

In December 2011 and February 2013, the FASB issued an amendment to the Balance Sheet topic of the Accounting Standards Codification ("ASC"), which requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, the Company will adopt this amendment in the first quarter of fiscal year 2014. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
Other than as noted above, there have been no changes in the Company's significant accounting policies for the three months ended March 31, 2013 as compared to the significant accounting policies described in the Form 10-K.

(f)	Concentrations and Uncertainties

The Company maintains cash balances at various financial institutions, and such balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s billed and unbilled accounts receivable. The Company’s accounts receivable result from sales to customers within the federal government, state and local agencies and commercial customers in various industries. The Company performs ongoing credit evaluations of its commercial customers. Credit is extended based on evaluation of the customer’s financial condition, and collateral is not required. Accounts receivable are recorded at the invoiced amount and do not bear interest. See Note 11 for a discussion of the Company’s significant customers.

The Company has 10% Senior Secured Notes due 2017 ("the Notes") with an aggregate principal amount of $625.0 million outstanding as of March 31, 2013. The Notes are due on June 1, 2017, and the Company pays interest at the rate of 10% per annum semi-annually, in arrears, on June 1 and December 1 of each year. In addition, the Company has $91.7 million available under its existing revolving credit agreement. See Note 9 for a complete description of the Company’s debt.

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

Note 2.  Acquisitions

(a)    Summary of Recent Acquisitions

Composite Engineering, Inc.

On July 2, 2012, the Company completed the acquisition of Composite Engineering, Inc. (“CEI”) for approximately $164.0 million. The purchase price including an adjustment for working capital and cash to be paid to the CEI shareholders for the 338(h)(10) election includes $135.0 million in cash and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEI's indemnification obligations as set forth in the CEI purchase agreement and will be reduced by $1.0 million to pay the working capital adjustment owed to the Company in July 2013. In addition, $2.5 million was paid to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI at its carrying and fair value of $3.0 million. The Company made an election under Section 338(h)(10) of the Internal Revenue Code, which resulted in tax deductible goodwill related to this transaction, and will pay an estimated $1.6 million in additional tax liability incurred by the shareholders of CEI for this election. The Company estimates that the tax deductible goodwill and intangibles, which is subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $140.6 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the completion of the CEI transaction, certain CEI personnel entered into long-term employment agreements with the Company. On July 2, 2012, the Company granted restricted stock units ("RSUs") for an aggregate 2.0 million shares of common stock as long-term retention inducement grants to certain employees of CEI who joined Kratos. The RSUs had an estimated value of $11.9 million on the grant date, vest on the fourth anniversary of the closing of the CEI acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over such four-year period.

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

The transaction has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed (in millions):

Cash	$8.9
Accounts receivable	9.3
Inventoried costs	12.3
Other current assets	8.9
Property and equipment	8.1
Intangible assets	38.0
Goodwill	104.2
Total assets	189.7
Current liabilities	(25.7)
Net assets acquired	$164.0

The goodwill recorded in this transaction is tax deductible.

As of July 2, 2012, the expected fair value of accounts receivable approximated historical cost. The gross accounts receivable was $9.3 million, all of which is expected to be collectible. There was no contingent purchase consideration associated with the acquisition of CEI.

The amounts of revenue and operating loss of CEI included in the Company's condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2013 are $25.9 million and $3.2 million, respectively.

Asset Purchase

On December 30, 2011, the Company acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $18.8 million, which includes a final agreement on the working capital adjustment.

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

Due to the integration of the Critical Infrastructure Business with the Company's existing PSS business it is impractical to estimate the amounts of revenue and operating income (loss) included in the Company's condensed consolidated statement of operations and comprehensive income (loss).

In accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“Topic 805”), the allocation of the purchase price for the Company’s acquisition of CEI is subject to adjustment during the measurement period after the respective closing dates when additional information on asset and liability valuations becomes available. The above estimated fair values of assets acquired and liabilities assumed of CEI are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with this transaction, including contingent liabilities and deferred taxes. Thus, the provisional measurements recorded are subject to change. Any changes will be recorded as adjustments to the fair value of those assets and liabilities, and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the condensed consolidated statements of operations and comprehensive income (loss).

Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of CEI occurred on December 26, 2011 and include adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The acquisition of CEI is included in the results of operations for the three months ended March 31, 2013. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings for 2012. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts except per share amounts are in millions):

For the Three Months Ended March 25, 2012
Pro forma revenues	$232.4
Pro forma net loss before tax	(9.4)
Pro forma net loss	(5.3)
Net loss attributable to the registrant	(2.5)
Basic and diluted pro forma loss per share	$(0.09)

The pro forma financial information reflects acquisition related expenses incurred, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, additional incremental interest expense, stock compensation related to the RSUs granted in the CEI transaction, and the related tax expense.

These adjustments are as follows (in millions):

For the Three Months Ended March 25, 2012
Intangible amortization	$4.0
Net change in stock compensation expense	$0.7
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	24.0

Contingent Acquisition Consideration

In connection with certain acquisitions, the Company has agreed to make additional future payments to the seller contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Topic 805, the Company will re-measure these liabilities each reporting period and record changes in the fair value in its condensed consolidated statement of operations and comprehensive income (loss). Increases or decreases in the fair value of the contingent consideration liability, which is measured as the present value of expected future cash flows, a Level 3 measurement in the fair value hierarchy (Level 3 hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”)), can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

Contingent acquisition consideration as of March 31, 2013, which is related to the DEI Services Corporation ("DEI") acquisition, is summarized in the following table (in millions):

Balance as of December 30, 2012	$2.1
Cash payments and adjustments	—
Balance as of March 31, 2013	$2.1

As of March 31, 2013, the $2.1 million of contingent acquisition consideration is reflected in other current liabilities in the condensed consolidated balance sheet.

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). The Company has paid $2.9 million related to the DEI Contingent Consideration, of which $2.5 million was paid in April 2012. As of March 31, 2013, the undiscounted amount of future DEI Contingent Consideration that is payable by the Company under the DEI Agreement is $2.1 million, which was paid in April of 2013.

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

During the fourth quarter of 2012, the KGS reporting unit was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry. At that time, Congress had been unable to agree on a budget that conformed with the Budget Control Act of 2011 requirements, which required additional substantial defense spending reductions through sequestration. Additionally, Congress and the President failed to agree on budgetary, tax and spending issues, and as a result a FY 2013 budget was not passed and a six-month continuing resolution that funded the U.S. Government through March 27, 2013 was passed. As of December 2012, these events significantly increased the likelihood of the sequester occurring, which has negative consequences for the defense industry. In addition, as Congress and the Administration could not come to an agreement on terms of a possible national fiscal approach, they also failed to address other fiscal matters such as the debt ceiling, which is currently expected to be reached during the first half of 2013. These events negatively impacted the Company's estimate of the fair value of the KGS reporting unit, resulting in the book value of KGS exceeding its fair value in step one of the impairment test in the fourth quarter of 2012.

The Company then performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the KGS reporting unit. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, the Company recorded an $82.0 million goodwill impairment in the fourth quarter of 2012.

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in millions):

	Public Safety & Security	Government Solutions	Total

Balance as of December 30, 2012	$35.6	$560.9	$596.5
Retrospective adjustments	—	(0.1)	(0.1)
Balance as of December 30, 2012 after retrospective adjustments	$35.6	$560.8	$596.4

The accumulated impairment losses as of December 30, 2012 and March 31, 2013 were $247.4 million, of which $229.1 million was associated with the KGS segment and $18.3 million was associated with the PSS segment.

(b)	Purchased Intangible Assets

The following table sets forth information for finite-lived intangible assets subject to amortization (in millions):

	As of December 30, 2012			As of March 31, 2013
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$97.7	$(36.2)	$61.5	$97.7	$(40.1)	$57.6
Contracts and backlog	80.0	(64.3)	15.7	80.0	(68.6)	11.4
Developed technology and technical know-how	22.1	(6.4)	15.7	22.1	(6.9)	15.2
Trade names	6.1	(1.2)	4.9	6.1	(1.7)	4.4
Favorable operating lease	1.8	(0.4)	1.4	1.8	(0.5)	1.3
Total	$207.7	$(108.5)	$99.2	$207.7	$(117.8)	$89.9

In addition to the finite-lived intangible assets listed in the table above, the Company has $6.9 million of indefinite-lived intangible assets consisting of trade names at both December 30, 2012 and March 31, 2013.

Consolidated amortization expense related to intangible assets subject to amortization was $10.5 million and $9.3 million for the three months ended March 25, 2012 and March 31, 2013.

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

Inventoried costs consisted of the following components (in millions):

	December 30, 2012	March 31, 2013
Raw materials	$48.4	$42.5
Work in process	36.5	39.2
Finished goods	7.3	5.8
Supplies and other	2.2	1.7
Subtotal inventoried costs	94.4	89.2
Less: Customer advances and progress payments	(0.1)	(1.0)
Total inventoried costs	$94.3	$88.2

Note 5. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Three Months Ended
	March 25, 2012	March 31, 2013
Stockholders’ equity at beginning of period	$312.6	$324.1
Comprehensive loss:
Net loss	(3.0)	(10.3)
Foreign currency translation	—	0.1
Total comprehensive loss	(3.0)	(10.2)
Stock-based compensation	1.1	1.9
Restricted stock units traded for taxes	—	(0.2)
Stockholders’ equity at end of period	$310.7	$315.6

The components of accumulated other comprehensive loss are as follows (in millions):

	March 25, 2012	March 31, 2013
Cumulative translation adjustment	$0.1	$(0.2)
Post retirement benefit reserve adjustment net of tax expense	(0.3)	(0.5)
Total accumulated other comprehensive loss	$(0.2)	$(0.7)

There were no reclassifications from other comprehensive income to net loss for the three months ended March 31, 2013.

Common stock issued by the Company for the three months ended March 25, 2012 and March 31, 2013 was as follows (in millions):

	For the Three Months Ended
	March 25, 2012	March 31, 2013
Shares outstanding at beginning of the period	32.4	56.6
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.1	0.1
Shares outstanding at end of the period	32.5	56.7

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

	For the Three Months Ended
(In millions, except earnings per share)	March 25, 2012	March 31, 2013
Loss from continuing operations (A)	$(2.5)	$(8.2)
Weighted average outstanding shares of common stock (B)	32.5	56.6
Dilutive effect of employee stock options and awards	—	—
Common stock and common stock equivalents (C)	32.5	56.6
Loss per share:
Basic (A/B)	$(0.08)	$(0.14)
Diluted (A/C)	$(0.08)	$(0.14)

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended
(In millions)	March 25, 2012	March 31, 2013
Shares from stock options and awards	2.8	5.5

Note 7. Income Taxes

As of December 30, 2012, the Company had $13.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance. During the three months ended March 31, 2013, this amount was increased by $0.1 million and was recorded as an adjustment to goodwill.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the three months ended March 25, 2012, a $0.2 million expense was recorded related to interest and penalties. There was no material expense recorded during the three months ended March 31, 2013. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.1 million for the three months ended March 25, 2012 and no benefit for the three months ended March 31, 2013. The Company believes that it is reasonably possible that as much as $1.5 million of the liabilities for uncertain tax positions will expire within twelve months of March 31, 2013 due to the expiration of various applicable statutes of limitations.

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

In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company's deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company's net deferred tax assets. A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three months ended March 25, 2012 and March 31, 2013 is as follows (in millions):

	For the Three Months Ended
	March 25, 2012	March 31, 2013
Income tax benefit at federal statutory rate	$(2.3)	$(1.8)
State and foreign taxes, net of federal tax benefit and valuation allowance	(3.0)	0.9
Nondeductible expenses and other	0.5	0.1
Impact of indefinite lived deferred tax liabilities and state law changes	(1.0)	1.9
Increase/(decrease) in reserves for uncertain tax positions	(0.1)	0.1
Increase/(decrease) in federal valuation allowance	1.8	1.6
Total	$(4.1)	$2.8

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months. In March 2010, an “ownership change” occurred that will limit the utilization of the loss carryforwards. Additionally, in May 2012, another “ownership change” was triggered. As a result of these changes, the Company's federal annual utilization of NOL carryforwards will be limited to $28.1 million a year for the five years succeeding the initial ownership change in March 2010 and $11.6 million per year thereafter. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the three months ended March 31, 2013, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an ownership change. If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

Note 8. Discontinued Operations

In June 2012, consistent with the Company's plans to complete its assessment and evaluation of the non-core businesses acquired in the Integral acquisition, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals. These operations were previously reported in the KGS segment, and in accordance with Topic 205, Presentation of Financial Statements ("Topic 205"), these businesses have been classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements. In the second quarter of 2012, the Company recorded a $1.5 million impairment charge associated with the portion of goodwill that was allocated to the discontinued businesses based on management's estimate of the fair value of the business. The Company sold its domestic operations to two buyers for approximately $0.8 million in cash consideration and the assumption of certain liabilities. The Company received $0.3 million in cash in 2012 from the first buyer and $0.5 million in cash in April 2013 from the second buyer. The Company recorded a $1.2 million impairment charge in the first quarter of 2013 related to its revised estimate of the fair value of these operations.

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended
	March 25, 2012	March 31, 2013
Revenue	$5.6	$3.6
Net loss before taxes	(0.6)	(2.1)
Provision for income taxes	(0.1)	—
Net loss after taxes	$(0.5)	$(2.1)

 The following is a summary of the assets and liabilities of discontinued operations, which are in other current assets, other non-current assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 30, 2012 and March 31, 2013 (in millions):

	December 30, 2012	March 31, 2013
Accounts receivable, net	$3.4	$3.0
Inventoried costs	3.0	0.9
Other current assets	0.2	0.2
Current assets of discontinued operations	6.6	4.1
Other non-current assets	0.4	0.2
Non-current assets of discontinued operations	$0.4	$0.2
Accounts payable and accrued expenses	$4.4	$3.8
Billings in excess of costs and earnings on uncompleted contracts	0.1	0.1
Other current liabilities	0.4	0.3
Current liabilities of discontinued operations	4.9	4.2
Other long-term liabilities	0.3	0.2
Long-term liabilities of discontinued operations	$0.3	$0.2

Note 9. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of March 31, 2013, the Company has issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 31, 2013, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

On November 14, 2011, the Company entered into a first amendment (the “First Amendment”) with certain lenders and KeyBank that amended the 2011 Credit Agreement. Among other things, the First Amendment: (i) increased the amount of the Amended Revolver from $65.0 million to $90.0 million; (ii) added to and modified the definitions of certain terms contained in the 2011 Credit Agreement; (iii) added PNC Bank, National Association as a lender under the 2011 Credit Agreement; and (iv) updated certain schedules to the 2011 Credit Agreement.

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

On February 27, 2013, the Company entered into a fourth amendment (the "Fourth Amendment") to the 2011 Credit Agreement. Under the terms of the Fourth Amendment, the definition of certain terms of the 2011 Credit Agreement and reporting requirements were modified.

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

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of March 31, 2013, there were no outstanding borrowings on the Amended Revolver and $14.1 million was outstanding on letters of credit resulting in net borrowing base availability of $91.7 million. The Company was in compliance with the financial covenants as of March 31, 2013.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million 10-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 31, 2013 was $5.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of March 31, 2013.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 30, 2012 and March 31, 2013 are presented in the following table:

	As of December 30, 2012			As of March 31, 2013
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total Long-term debt including current portion	$630.7	$649.4	$690.5	$630.5	$648.2	$691.9

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium of $17.7 million as of March 31, 2013, which is the difference between the carrying amount of $648.2 million and the principal amount of $630.5 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Note 10. Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 30, 2012 and March 31, 2013 are presented in Note 9. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 30, 2012 and March 31, 2013.

Note 11. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $140.9 million and $160.7 million or 67% and 64% of total Kratos revenue for the three months ended March 25, 2012 and March 31, 2013, respectively.

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. Although defense spending is expected to remain a national priority within future federal budgets, the Budget Control Act of 2011 (“Budget Control Act”) committed the U.S. Government to reduce the federal deficit over the next ten years. Under the Budget Control Act, the Bi-Partisan Congressional Joint Select Committee on Deficit Reduction (“the Joint Committee”) was responsible for identifying $1.2 to $1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify the reductions by this deadline and thereby triggered a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts that have started in 2013, are split between defense and non-defense programs, and continue over a nine-year period.

On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013, which includes specific appropriations for the Company's major federal customers, including the DoD. On April 10, 2013, the

President delivered his proposed FY 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. The Congressional appropriation and authorization of FY 2014 defense spending is likely to be marked by significant debate and an uncertain schedule. There continues to be uncertainty in how sequestration will ultimately be implemented, and there are many variables in how the law could be applied that make it difficult to determine the specific impacts. Any automatic reductions in national defense programs could impact the Company's significant customers, which in turn could impact the Company's business and financial results.

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

Revenues, depreciation and amortization, and operating income generated by the Company’s current reporting segments for the three months ended March 25, 2012 and March 31, 2013 are as follows (in millions):

	Three Months Ended
	March 25, 2012	March 31, 2013
Revenues:
Kratos Government Solutions
Service revenues	$61.5	$64.9
Product sales	107.4	137.3
Total Kratos Government Solutions	168.9	202.2
Public Safety & Security
Service revenues	40.6	50.6
Product sales	—	—
Total Public Safety & Security	40.6	50.6
Total revenues	$209.5	$252.8
Depreciation & amortization:
Kratos Government Solutions	$12.8	$13.2
Public Safety & Security	0.8	1.0
Total depreciation and amortization	$13.6	$14.2
Operating income:
Kratos Government Solutions	$9.6	$12.2
Public Safety & Security	1.2	1.2
Unallocated corporate expense, net	(1.7)	(1.9)
Total operating income	$9.1	$11.5

Note 13. Commitments and Contingencies

(a)	Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the Company's consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of the Company's potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance of any such losses, damages or remedies on the Company's consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Legal and Regulatory Matters
Integral Indemnification Obligation. Integral, which was acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that an administrative settlement had been reached concluding the SEC's investigation. In conjunction with its announcement of the administrative settlement, the SEC disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince, in a case filed July 30, 2009 captioned United States Securities and Exchange Commission v. Steven R. Chamberlain, Elaine M. Brown, and Gary A. Prince, Case No. 09-CV-01423, pending in the United States District Court for the District of Columbia. The SEC's complaint alleges that from 1999 through August 2006, Chamberlain, Brown and Prince made materially false and misleading statements and omitted material information in various filings with the SEC by failing to disclose the role of Prince, who had been convicted of engaging in securities fraud while at another company, at Integral and his legal background in its filings. The SEC sought permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties. Integral has indemnification obligations to these individuals, as well as to other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company has assumed these indemnification obligations. The indemnification agreements provide, subject to certain terms and conditions, that the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in December 2011, and the Company is advancing payment of indemnifiable costs pursuant to the indemnification agreements. On November 26, 2012, the SEC announced that it had finalized a settlement with Elaine M. Brown, resulting in a final judgment that resolved the SEC's matter against Brown. The SEC's case against Gary A. Prince proceeded to a bench trial in December 2012, which trial concluded in January 2013. On May 2, 2013, the court issued a memorandum opinion and entered an order granting judgment in favor of the SEC on one count of its complaint. The court found that in 1997, an accounting bar order had been issued against Mr. Prince because of his conduct at a different company, and that Mr. Prince violated the bar order between 1998 and 2006. The court issued an injunction permanently restraining and enjoining Mr. Prince from violating the accounting bar order. The court entered judgment in favor of Mr. Prince on all other counts of the SEC's complaint. No relief was sought or entered against Integral. Either party may appeal the court's decision, which would require the Company to continue to advance payment of indemnifiable costs.
U.S. Government Cost Claims. The Company's contracts with the Department of Defense are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time, the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of its current audits, the DCAA is closely examining and questioning certain of its established and disclosed practices that it had previously audited and accepted. In addition, based on a DCAA audit, the U.S. Department of Justice is currently investigating whether one of the Company's subsidiaries violated the federal False Claims Act by overstating its labor and material costs in a contract with the Department of Defense prior to the Company's acquisition of the subsidiary. Under the False Claims Act, the Department of Justice can seek civil penalties plus treble damages. The Company intends to defend itself in these matters and to work to resolve or settle any disputed contract costs. When appropriate, the Company records accruals to reflect its expected exposure to the matters raised by the U.S. Government, and it reviews such accruals on a quarterly basis for sufficiency based on the most recent information available. Based on its assessment, it has accrued an amount in its financial statements for contingent liabilities associated with these matters that it considers to be immaterial to its overall financial position. The matter that is currently being investigated was identified during the acquisition process and was taken into consideration in the purchase price allocation of this subsidiary. Contract disputes with the U.S. Government, however, are inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company's current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Other Litigation Matters. The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business, and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Three Months Ended
	March 25, 2012	March 31, 2013
Balance at beginning of the period	$4.3	$4.9
Costs accrued and revenues deferred	0.2	0.2
Warranty liabilities assumed from acquisitions	0.5	—
Settlements made (in cash or kind) and revenues recognized	(0.3)	—
Balance at end of period	4.7	5.1
Less: Current portion	4.4	4.8
Non-current accrued product warranty and deferred warranty revenue	$0.3	$0.3

Note 14. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Senior Secured Notes (see Note 9). The Notes are guaranteed by all of the Company's 100% owned domestic subsidiaries (the "Subsidiary Guarantors") and are collateralized by the assets of all of the Company's 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and the Company. There are no contractual restrictions limiting cash transfers from guarantor subsidiaries by dividends, loans or advances to the Company. The Senior Secured Notes are not guaranteed by the Company's foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. The condensed consolidating financial information below follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly owned subsidiaries, which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet December 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$37.8	$(4.0)	$15.2	$—	$49.0
Accounts receivable, net	—	253.5	18.4	—	271.9
Amounts due from affiliated companies	480.2	—	—	(480.2)	—
Inventoried costs	—	75.4	18.9	—	94.3
Other current assets	9.1	28.0	3.1	—	40.2
Total current assets	527.1	352.9	55.6	(480.2)	455.4
Property, plant and equipment, net	1.3	74.7	9.6	—	85.6
Goodwill	—	574.7	21.7	—	596.4
Intangible assets, net	—	103.4	2.7	—	106.1
Investment in subsidiaries	439.8	28.8	—	(468.6)	—
Amounts due from affiliated companies	—	24.0	—	(24.0)	—
Other assets	17.6	22.4	0.4	—	40.4
Total assets	$985.8	$1,180.9	$90.0	$(972.8)	$1,283.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$75.2	$5.6	$—	$83.6
Accrued expenses	7.0	42.3	3.4	—	52.7
Accrued compensation	2.9	41.8	3.1	—	47.8
Billings in excess of costs and earnings on uncompleted contracts	—	40.5	3.2	—	43.7
Deferred income tax liability	—	28.9	—	—	28.9
Amounts due to affiliated companies	—	455.1	25.1	(480.2)	—
Other current liabilities	1.1	19.1	1.9	—	22.1
Total current liabilities	13.8	702.9	42.3	(480.2)	278.8
Long-term debt, net of current portion	643.6		4.8	—	648.4
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	4.3	26.2	2.1	—	32.6
Total liabilities	661.7	729.1	73.2	(504.2)	959.8
Total stockholders' equity	324.1	451.8	16.8	(468.6)	324.1
Total liabilities and stockholders' equity	$985.8	$1,180.9	$90.0	$(972.8)	$1,283.9

Condensed Consolidating Balance Sheet March 31, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$34.3	$(1.9)	$19.2	$—	$51.6
Accounts receivable, net	—	264.7	17.1	—	281.8
Amounts due from affiliated companies	482.7	—	—	(482.7)	—
Inventoried costs	—	70.7	17.5	—	88.2
Other current assets	8.8	21.6	3.1	—	33.5
Total current assets	525.8	355.1	56.9	(482.7)	455.1
Amounts due from affiliated companies, long-term	—	24.0	—	(24.0)	—
Property, plant and equipment, net	1.3	73.0	9.7	—	84.0
Goodwill	—	574.7	21.7	—	596.4
Intangible assets, net	—	94.5	2.3	—	96.8
Investment in subsidiaries	448.5	30.1	—	(478.6)	—
Other assets	16.4	21.5	0.4	—	38.3
Total assets	$992.0	$1,172.9	$91.0	$(985.3)	$1,270.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1.9	$66.5	$3.2	$—	$71.6
Accrued expenses	22.6	38.1	2.7	—	63.4
Accrued compensation	3.8	36.6	3.0	—	43.4
Billings in excess of costs and earnings on uncompleted contracts	—	42.3	6.1	—	48.4
Deferred income tax liability	—	29.0	—	—	29.0
Amounts due to affiliated companies	—	457.3	25.4	(482.7)	—
Other current liabilities	1.1	16.8	1.9	—	19.8
Total current liabilities	29.4	686.6	42.3	(482.7)	275.6
Long-term debt, net of current portion	642.7	—	4.5	—	647.2
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	4.3	25.8	2.1	—	32.2
Total liabilities	676.4	712.4	72.9	(506.7)	955.0
Total stockholders' equity	315.6	460.5	18.1	(478.6)	315.6
Total liabilities and stockholders' equity	$992.0	$1,172.9	$91.0	$(985.3)	$1,270.6

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 25, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$101.5	$0.6	$—	$102.1
Product sales	—	96.0	14.3	(2.9)	107.4
Total revenues	—	197.5	14.9	(2.9)	209.5
Cost of service revenues	—	79.5	0.3	—	79.8
Cost of product sales	—	65.3	9.5	(2.9)	71.9
Total costs	—	144.8	9.8	(2.9)	151.7
Gross profit	—	52.7	5.1	—	57.8
Selling, general and administrative expenses	2.2	39.3	3.6	—	45.1
Research and development expenses	—	3.3	0.3	—	3.6
Operating income from continuing operations	(2.2)	10.1	1.2	—	9.1
Other income (expense):
Interest expense, net	(16.0)	—	(0.1)	—	(16.1)
Other income (expense), net	0.3	(0.1)	0.2	—	0.4
Total other income and expense, net	(15.7)	(0.1)	0.1	—	(15.7)
Income (loss) from continuing operations before income taxes	(17.9)	10.0	1.3	—	(6.6)
Benefit for income taxes from continuing operations	—	3.4	0.7	—	4.1
Income (loss) from continuing operations	(17.9)	13.4	2.0	—	(2.5)
Income (loss) from discontinued operations	—	(0.6)	0.1	—	(0.5)
Equity in net income (loss) of subsidiaries	14.9	2.1	—	(17.0)	—
Net income (loss)	$(3.0)	$14.9	$2.1	$(17.0)	$(3.0)
Comprehensive income (loss)	$(3.0)	$14.9	$2.1	$(17.0)	$(3.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$115.5	$—	$—	$115.5
Product sales	—	123.3	18.8	(4.8)	137.3
Total revenues	—	238.8	18.8	(4.8)	252.8
Cost of service revenues	—	88.2	—	—	88.2
Cost of product sales	—	90.7	13.0	(4.8)	98.9
Total costs	—	178.9	13.0	(4.8)	187.1
Gross profit	—	59.9	5.8	—	65.7
Selling, general and administrative expenses	2.6	43.8	2.9	—	49.3
Research and development expenses	—	4.5	0.4	—	4.9
Operating income from continuing operations	(2.6)	11.6	2.5	—	11.5
Other income expense:
Interest expense, net	(16.1)	—	(0.1)	—	(16.2)
Other expense, net	—	—	(0.7)	—	(0.7)
Total other expense, net	(16.1)	—	(0.8)	—	(16.9)
Income (loss) from continuing operations before income taxes	(18.7)	11.6	1.7	—	(5.4)
Provision for income taxes from continuing operations	0.3	2.4	0.1	—	2.8
Income (loss) from continuing operations	(19.0)	9.2	1.6	—	(8.2)
Loss from discontinued operations	—	(1.8)	(0.3)	—	(2.1)
Equity in net income (loss) of subsidiaries	8.7	1.3	—	(10.0)	—
Net income (loss)	$(10.3)	$8.7	$1.3	$(10.0)	$(10.3)
Comprehensive income (loss)	$(10.2)	$8.7	$1.2	$(9.9)	$(10.2)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 25, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6.2)	$26.3	$4.9	$—	$25.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	(21.5)	—	—	—	(21.5)
(Increase) decrease in restricted cash	(0.3)	0.7	—	—	0.4
Capital expenditures	—	(2.4)	(0.3)	—	(2.7)
Net cash used in investing activities from continuing operations	(21.8)	(1.7)	(0.3)	—	(23.8)
Financing activities:
Repayment of debt	—	—	(0.3)	—	(0.3)
Financing from affiliated companies	30.9	(30.9)	—	—	—
Other, net	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities from continuing operations	30.9	(31.0)	(0.3)	—	(0.4)
Net cash flows of continuing operations	2.9	(6.4)	4.3	—	0.8
Net operating cash flows from discontinued operations	—	3.7	0.2	—	3.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase in cash and cash equivalents	$2.9	$(2.7)	$4.4	$—	$4.6

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.8)	$0.8	$5.1	$—	$5.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	1.2	—	—	1.2
Decrease in restricted cash	—	0.2	—	—	0.2
Capital expenditures	(0.1)	(2.7)	(0.5)	—	(3.3)
Net cash used in investing activities from continuing operations	(0.1)	(1.3)	(0.5)	—	(1.9)
Financing activities:
Repayment of debt	—	—	(0.3)	—	(0.3)
Financings from affiliated companies	(2.4)	2.4	—	—	—
Other, net	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) financing activities from continuing operations	(2.6)	2.4	(0.3)	—	(0.5)
Net cash flows of continuing operations	(3.5)	1.9	4.3	—	2.7
Net operating cash flows from discontinued operations	—	0.2	—	—	0.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	$(3.5)	$2.1	$4.0	$—	$2.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. The most important risk and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements, include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense, which could cause delays, cancellations or reductions of key government contracts; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully consummate acquisitions or integrate acquired operations; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in “Item 1A-Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed with the Securities and Exchange Commission on March 12, 2013. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

We are a specialized security technology business providing mission critical products, services and solutions for domestic and international customers, with our principal customers being national security related agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

We manufacture and design specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, ISR, and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable client base, strong client relationships, broad array of contract vehicles, large employee base possessing specialized skills, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

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

In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of FY 2013. The Office of Management and Budget (“OMB”) in its report to Congress on March 1, 2013, entitled “OMB Report to the Congress on the Joint Committee Sequestration,” calculated that, over the course of the fiscal year, the order requires a 7.8 percent reduction in non-exempt defense discretionary funding and a 5.0 percent reduction in non-exempt non-defense discretionary funding. The sequestration also requires reductions of 7.9 percent to non-exempt defense mandatory programs. The sequestration report provides calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non-exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of Balanced Budget and Emergency Deficit Control Act, as amended (“BBEDCA”), and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13-03, Planning for Uncertainty with Respect to Fiscal Year 2013 Budgetary Resources and Memorandum 13-05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration.

The delay in the sequester has left the DoD less time to enact 2013 automatic spending cuts and adds to the uncertainty from such cuts. The nation's debt ceiling is currently expected to be reached in the summer of 2013. The U.S. Government continues to face substantial fiscal and economic challenges that affect funding for its discretionary and non-discretionary budget. On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013, which includes specific appropriations for our major federal customers, including the DoD. Although we are not yet able to determine all program specific impacts, we expect the reduced FY 2013 budget levels will result in lower 2013 awards on some of our programs and the related impacts to company revenues, earnings and cash flows will likely follow reduced awards.

On April 10, 2013, the President delivered his proposed FY 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. The Congressional appropriation and authorization of FY 2014 defense spending is likely to be marked by significant debate and an uncertain schedule. In addition, if Congress does not timely pass a FY 2014 defense appropriation or a continuing resolution, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments.

Despite the sequestration order and the budget debate, we believe that spending on modernization and maintenance of foundational and strategic defense, national and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the DoD Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of unmanned aerial vehicles, cybersecurity, ballistic missile defense, satellite communications, space programs and science and technology efforts. Nevertheless, the actual impact of sequestration and the federal budget debates are uncertain at this time, and we cannot assure you that these events will not have a significant adverse effect on our business and results of operations. See the risk factor entitled “The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and governmental entities” in Part II, Item 1A, "Risk Factors" of the Form 10-K.

Current Reporting Segments

We operate in two principal business segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Form 10-Q are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 12 of the notes to the condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

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

On July 2, 2012, we completed the acquisition of CEI for approximately $164.0 million. The purchase price including an adjustment for working capital and cash to be paid to the shareholders for the 338(h)(10) election includes $135.0 million in cash and 4.0 million shares of our common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEI's indemnification obligations as set forth in the CEI purchase agreement and will be reduced by $1.0 million to pay the working capital adjustment owed to us in July 2013. In addition, $2.5 million was paid to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI at its carrying and fair value of $3.0 million. We made an election under Section 338(h)(10) of the Internal Revenue Code, which resulted in tax deductible goodwill related to this transaction and as a result will pay an estimated $1.6 million in additional tax liability incurred by the shareholders of CEI for this election. We estimate the tax deductible goodwill and intangibles, which are subject to change based upon the final fair value of assets acquired and liabilities assumed, will be approximately $140.6 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the completion of the CEI transaction, certain CEI personnel entered into long-term employment agreements with us. On July 2, 2012, we granted restricted stock units ("RSUs") for an aggregate 2.0 million shares of common stock as long-term retention inducement grants to certain employees of CEI who joined Kratos. The RSUs had an estimated value of $11.9 million on the grant date, vest on the fourth anniversary of the closing of the CEI acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over such four-year period.

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

On December 30, 2011, we acquired selected assets of a Critical Infrastructure Business for approximately $18.8 million, which includes a final agreement on the working capital adjustment.

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

As of March 31, 2013, we consider the following factors to be important in understanding our financial statements.

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

Comparison of Results for the Three Months Ended March 25, 2012 to the Three Months Ended March 31, 2013

Revenues.  Revenues increased $43.3 million from $209.5 million for the three months ended March 25, 2012 to $252.8 million for the three months ended March 31, 2013. KGS segment revenue increased by $33.3 million. This increase was primarily due to revenues of $25.9 million from our CEI acquisition as well as organic growth in our satellite communications business, specialized ground equipment, and cyber security businesses, partially offset by continued ongoing weakness and increased competition in our legacy government services businesses of $3.1 million and delay of service programs as a result of the continuing resolution and uncertainty related to sequestration. PSS segment revenue increased by $10.0 million due to organic growth primarily driven by revenue from large metropolitan transit authority programs. Revenues by operating segment for the three months ended March 25, 2012 and March 31, 2013 are as follows (dollars in millions):

	March 25, 2012	March 31, 2013	$ change	% change
Kratos Government Solutions
Service revenues	$61.5	$64.9	$3.4	5.5%
Product sales	107.4	137.3	29.9	27.8%
Total Kratos Government Solutions	168.9	202.2	33.3	19.7%
Public Safety & Security
Service revenues	40.6	50.6	10.0	24.6%
Product sales	—	—	—	—%
Total Public Safety & Security	40.6	50.6	10.0	24.6%
Total revenues	$209.5	$252.8	$43.3	20.7%

Product sales increased $29.9 million from $107.4 million for the three months ended March 25, 2012 to $137.3 million for the three months ended March 31, 2013.  As a percentage of total revenue, product sales were 51.3% for the three months ended March 25, 2012 as compared to 54.3% for the three months ended March 31, 2013.  The increase in product sales was primarily related to the acquisition of CEI. Service revenues increased by $13.4 million from $102.1 million for the three months ended March 25, 2012 to $115.5 million for the three months ended March 31, 2013. The increase was primarily related to the organic growth in the PSS segment, partially offset by the reductions in the legacy government service revenue in other business units in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased $35.4 million from $151.7 million for the three months ended March 25, 2012 to $187.1 million for the three months ended March 31, 2013. The increase in cost of revenues was primarily a result of our acquisition of CEI and costs related to revenue from organic growth in our PSS segment as discussed above.

Gross margin decreased from 27.6% for the three months ended March 25, 2012 to 26.0% for the three months ended March 31, 2013. Margins on services increased for the three months ended March 25, 2012 as compared to March 31, 2013, from 21.8% to 23.6%, respectively, due primarily to increased margins in our KGS segment. Margins on products decreased for the three months ended March 25, 2012 as compared to March 31, 2013 from 33.1% to 28.0%, respectively, as a result of an increase in the shipment of specialized ground equipment, which has lower margins than other products. Margins in the KGS segment decreased from 28.1% for the three months ended March 25, 2012 to 26.2% for the three months ended March 31, 2013, primarily as a result of the mix of products shipped. Margins in the PSS segment remained fairly flat at 25.6% for the three months ended March 25, 2012 and 25.3% for the three months ended March 31, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $5.0 million from $44.2 million for the three months ended March 25, 2012 to $49.2 million for the three months ended March 31, 2013. The increase was primarily a result of the acquisition of CEI. As a percentage of revenues, SG&A decreased from 21.1% to 19.5%. Excluding amortization of intangibles of $10.5 million for the three months ended March 25, 2012 and amortization of intangibles of $9.3 million for the three months ended March 31, 2013, SG&A decreased slightly as a percentage of revenues from 16.1% to 15.8% for the three months ended March 25, 2012 and March 31, 2013, respectively.

Merger and Acquisition Expenses.  Merger and acquisition expenses for the three months ended March 25, 2012 and March 31, 2013 were $0.9 million and $0.1 million, respectively.

Research and Development Expenses.  Research and development expenses increased from $3.6 million for the three months ended March 25, 2012 to $4.9 million for the three months ended March 31, 2013 due to select investments we are making to enhance certain satellite and electronic warfare/electronic attack products and the acquisition of CEI.

Other Expense, Net.  Other expense, net increased from $15.7 million to $16.9 million for the three months ended March 25, 2012 and March 31, 2013, respectively. The increase in expense of $1.2 million is primarily related to a $0.8 million year over year increase in foreign currency transaction losses.

Provision (Benefit) for Income Taxes.  Income tax benefit for the three months ended March 25, 2012 was $4.1 million and the income tax expense for the three months ended March 31, 2013 was $2.8 million, on a loss before income taxes of $6.6 million and $5.4 million, respectively. The tax benefit of $4.1 million and expense of $2.8 million for the three months ended March 25, 2012 and March 31, 2013, respectively, were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income from Discontinued Operations.  Revenue from discontinued operations was $5.6 million and $3.6 million, tax expense was $0.1 million and $0.0 million, and loss from discontinued operations was $0.5 million and $2.1 million for the three months ended March 25, 2012 and March 31, 2013, respectively. The revenue and income for the three months ended March 25, 2012 and March 31, 2013 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. During the three months ended March 31, 2013, we also recorded a $1.2 million impairment charge related to our revised estimate of the fair value of these operations (See Note 8 Discontinued Operations).

Backlog

As of March 25, 2012 and March 31, 2013, our backlog was approximately $1.1 billion and $1.2 billion, respectively, of which $500.0 million was funded in 2012 and $604.0 million was funded in 2013. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $51.6 million compared with cash and cash equivalents of $49.0 million as of December 30, 2012, which includes $19.2 million and $15.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion may be considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the premium of $17.7 million received on Notes issued, decreased by $1.4 million from $650.3 million on December 30, 2012 to $648.9 million on March 31, 2013. The decrease in debt was primarily the result of the amortization of the premium on the Notes of approximately $1.0 million and a $0.3 million principal payment on a ten-year term loan with a bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our accounts receivable balance of $281.8 million at March 31, 2013 includes $1.3 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. ("Gichner") entered into with the Greek Ministry of Defense (GMoD) in 2004 prior to our acquisition of Gichner in 2010. After numerous delays by our customer and the GMoD, activity has resumed on the project. We currently expect product shipments to continue through late 2013 when the final shipment is delivered. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 25, 2012	March 31, 2013
Net cash provided by operating activities from continuing operations	$25.0	$5.1

Cash provided by operating activities from continuing operations for the three months ended March 25, 2012 includes $2.3 million in transaction costs paid related to our acquisitions.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Three Months Ended
	March 25, 2012	March 31, 2013
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(21.5)	$1.2
Decrease in restricted cash	0.4	0.2
Capital expenditures	(2.7)	(3.3)
Net cash used in investing activities from continuing operations	$(23.8)	$(1.9)

Cash paid for acquisitions was the most significant outlay for investing activities for the three months ended March 25, 2012, as a result of the implementation of our strategy to diversify our business through strategic acquisitions. On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $20.0 million. In March 2012, we paid $1.5 million related to the contingent acquisition consideration for SecureInfo for performance milestones achieved in 2011.

Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The increase in capital expenditures of $0.5 million from $2.7 million for the three months ended March 25, 2012 to $3.3 million for the three months ended March 31, 2013 was primarily a result of capital equipment expenditures made by CEI.

Cash used in financing activities from continuing operations is summarized as follows (in millions):

	Three Months Ended
	March 25, 2012	March 31, 2013
Financing activities:
Repayments of debt	(0.3)	(0.3)
Other	(0.1)	(0.2)
Net cash used in financing activities from continuing operations	$(0.4)	$(0.5)

Cash provided by discontinued operations is summarized as follows (in millions):

	Three Months Ended
	March 25, 2012	March 31, 2013
Net cash flows provided by discontinued operations	$3.9	$0.2

The cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

Contractual Obligations and Commitments

In order to fund our acquisitions in 2011 and 2012, we issued equity and increased our leverage through a series of financing transactions.

Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, we entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of March 31, 2013, we have issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5 % and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 31, 2013, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

On May 8, 2012, we entered into a third amendment (the "Third Amendment") to the 2011 Credit Agreement. Under the terms of the Third Amendment, the definitions of certain terms of the 2011 Credit Agreement were modified and the acquisition of CEI was approved. We used the net proceeds from the sale of 20.0 million shares of our common stock, together with a $40.0 million borrowing under the Amended Revolver, to fund the purchase of the CEI and to pay related fees and expenses. As of September 30, 2012, we repaid the $40.0 million borrowing under our credit facility.

On February 27, 2013, we entered into a fourth amendment (the "Fourth Amendment") to the 2011 Credit Agreement. Under the terms of the Fourth Amendment, the definition of certain terms of the 2011 Credit Agreement and reporting requirements were modified.

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

We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of March 31, 2013, there were no outstanding borrowings on the Amended Revolver and $14.1 million was outstanding on letters of credit resulting in net borrowing base availability of $91.7 million. We were in compliance with the financial covenants as of March 31, 2013.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 31, 2013 was $5.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of March 31, 2013.

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

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we will be obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). We have paid $2.9 million related to the DEI Contingent Consideration, of which $2.5 million was paid in April 2012. As of March 31, 2013, the undiscounted amount of future DEI Contingent Consideration that is payable by us under the DEI Agreement is $2.1 million, which was paid in April of 2013.

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

For the three months ended March 31, 2013, there have been no significant changes to our Critical Accounting Policies or Estimates as compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the quarter ended March 31, 2013, which did not have a material impact on its consolidated financial statements.
In December 2011 and February 2013, the FASB issued an amendment to the Balance Sheet topic of the Accounting

Standards Codification ("ASC"), which requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, the Company will adopt this amendment in the first quarter of fiscal year 2014. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
Other than as noted above, there have been no changes in the Company's significant accounting policies for the three months ended March 31, 2013 as compared to the significant accounting policies described in the Form 10-K.

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

Cash and cash equivalents as of March 31, 2013 were $51.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the three months ended March 31, 2013.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 of the Notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which we filed with the SEC on March 12, 2013. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the quarter ended March 31, 2013 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On February 27, 2013, the Company entered into a fourth amendment (the “Fourth Amendment”) to the 2011 Credit Agreement. Under the terms of the Fourth Amendment, the definition of certain terms of the 2011 Credit Agreement and reporting requirements were modified. The foregoing description of the Fourth Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Fourth Amendment, a copy of which is attached hereto as Exhibit 10.1 and the terms of which are incorporated herein by reference.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/2012	2.1
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011	2.1
2.3#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	2/8/2011	n/a
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/01	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/2001	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004	4.1
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.4	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/2010	4.1
4.5	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	02/07/2011	10.2
4.6	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/2011	4.1
4.7	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/2011	4.1
4.8	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/2011	4.1
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/10	4.1
4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/2011	4.2
4.11	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.12	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010	10.4
4.13	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes).	8-K	03/29/2011	4.1
4.14	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of March 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/04/11	4.2
4.15	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	4.2
4.16	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/2011	4.2
10.1	Fourth Amendment to Credit and Security Agreement, dated as of February 27, 2013, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101†
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ LAURA L. SIEGAL, CPA
Laura L. Siegal
Vice President, Corporate Controller
(Principal Accounting Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel
Date:	May 9, 2013