Form 10-Q
period 2013-06-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2013-08-08
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of August 2, 2013, 57,005,546 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 30, 2012 and June 30, 2013 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 24, 2012 and June 30, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 24, 2012 and June 30, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	45

Item 6.	Exhibits	46

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 30, 2012	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$49.0	$49.7
Restricted cash	5.5	5.2
Accounts receivable, net	271.9	253.6
Inventoried costs	94.3	85.3
Prepaid expenses	17.4	18.4
Other current assets	17.3	5.6
Total current assets	455.4	417.8
Property, plant and equipment, net	85.6	83.5
Goodwill	596.4	596.4
Intangible assets, net	106.1	87.8
Other assets	40.4	36.8
Total assets	$1,283.9	$1,222.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83.6	$64.9
Accrued expenses	46.4	39.1
Accrued compensation	47.8	39.8
Accrued interest	6.3	6.1
Billings in excess of costs and earnings on uncompleted contracts	43.7	45.6
Deferred income tax liability	28.9	29.0
Other current liabilities	22.1	14.1
Total current liabilities	278.8	238.6
Long-term debt principal, net of current portion	629.7	629.3
Long-term debt premium	18.7	16.6
Other long-term liabilities	32.6	29.7
Total liabilities	959.8	914.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 30, 2012 and June 30, 2013	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 56,613,024 and 56,675,080 shares issued and outstanding at December 30, 2012 and June 30, 2013, respectively	—	—
Additional paid-in capital	847.1	850.9
Accumulated other comprehensive loss	(0.8)	(0.7)
Accumulated deficit	(522.2)	(542.1)
Total stockholders' equity	324.1	308.1
Total liabilities and stockholders’ equity	$1,283.9	$1,222.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 24, 2012	June 30, 2013	June 24, 2012	June 30, 2013
Service revenues	$112.1	$110.2	$214.2	$226.2
Product sales	107.7	125.0	215.1	262.3
Total revenues	219.8	235.2	429.3	488.5
Cost of service revenues	86.7	83.3	166.5	171.9
Cost of product sales	75.4	91.5	147.7	190.4
Total costs	162.1	174.8	314.2	362.3
Gross profit	57.7	60.4	115.1	126.2
Selling, general and administrative expenses	42.6	48.0	86.4	97.1
Merger and acquisition expenses	1.5	(2.6)	2.4	(2.5)
Research and development expenses	4.8	4.8	8.4	9.7
Unused office space and other restructuring	1.4	1.3	1.4	1.6
Operating income from continuing operations	7.4	8.9	16.5	20.3
Other income (expense):
Interest expense, net	(16.2)	(16.3)	(32.3)	(32.5)
Other income (expense), net	0.5	0.2	0.9	(0.6)
Total other expense, net	(15.7)	(16.1)	(31.4)	(33.1)
Loss from continuing operations before income taxes	(8.3)	(7.2)	(14.9)	(12.8)
Provision (benefit) for income taxes from continuing operations	6.6	(0.1)	2.5	2.7
Loss from continuing operations	(14.9)	(7.1)	(17.4)	(15.5)
Loss from discontinued operations	(2.3)	(2.5)	(2.8)	(4.4)
Net loss	$(17.2)	$(9.6)	$(20.2)	$(19.9)

Basic income (loss) per common share:
Net loss from continuing operations	$(0.36)	$(0.12)	$(0.47)	$(0.27)
Net loss from discontinued operations	(0.05)	(0.05)	(0.07)	(0.08)
Net loss per common share	$(0.41)	$(0.17)	$(0.54)	$(0.35)
Diluted income (loss) per common share:
Net loss from continuing operations	$(0.36)	$(0.12)	$(0.47)	$(0.27)
Net loss from discontinued operations	(0.05)	(0.05)	(0.07)	(0.08)
Net loss per common share	$(0.41)	$(0.17)	$(0.54)	$(0.35)
Weighted average common shares outstanding:
Basic	41.7	56.6	37.1	56.6
Diluted	41.7	56.6	37.1	56.6
Comprehensive Loss
Net loss from above	$(17.2)	$(9.6)	$(20.2)	$(19.9)
Other comprehensive income:
Change in cumulative translation adjustment	(0.2)	—	(0.2)	0.1
Other comprehensive income (loss), net of tax	(0.2)	—	(0.2)	0.1
Comprehensive loss	$(17.4)	$(9.6)	$(20.4)	$(19.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 24, 2012	June 30, 2013
Operating activities:
Net loss	$(20.2)	$(19.9)
Less: Loss from discontinued operations	(2.8)	(4.4)
Loss from continuing operations	(17.4)	(15.5)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	25.9	27.8
Deferred income taxes	1.3	—
Stock-based compensation	2.3	3.9
Amortization of deferred financing costs	2.5	2.6
Amortization of premium on Senior Secured Notes	(2.1)	(2.1)
Provision for doubtful accounts	0.3	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11.6	18.2
Inventoried costs	(9.6)	9.2
Prepaid expenses and other assets	(3.7)	(0.1)
Accounts payable	9.4	(18.9)
Accrued compensation	(6.6)	(8.1)
Accrued expenses	0.3	(7.8)
Accrued interest payable	—	(0.3)
Billings in excess of costs and earnings on uncompleted contracts	(2.3)	1.9
Income tax receivable and payable	(1.5)	4.1
Other liabilities	(0.6)	(6.7)
Net cash provided by operating activities from continuing operations	9.8	8.4
Investing activities:
Cash paid for acquisitions, net of cash acquired	(21.5)	1.2
Decrease in restricted cash	0.3	0.2
Proceeds from the sale of discontinued operations	—	0.4
Capital expenditures	(6.2)	(7.3)
Net cash used in investing activities from continuing operations	(27.4)	(5.5)
Financing activities:
Proceeds from the issuance of common stock	97.0	—
Cash paid for contingent acquisition consideration	(2.5)	(2.1)
Repayment of debt	(0.5)	(0.5)
Debt issuance costs	(1.0)	—
Other	(0.3)	(0.3)
Net cash provided by (used in) financing activities from continuing operations	92.7	(2.9)
Net cash flows of continuing operations	75.1	—
Net operating cash flows of discontinued operations	1.3	0.8
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Net increase in cash and cash equivalents	76.1	0.7
Cash and cash equivalents at beginning of period	69.6	49.0
Cash and cash equivalents at end of period	$145.7	$49.7

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

The information as of June 30, 2013 and for the three and six months ended June 24, 2012 and June 30, 2013 is unaudited. The condensed consolidated balance sheet as of December 30, 2012 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2013 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three and six month periods ended June 24, 2012 and June 30, 2013 consisted of 13 and 26 week periods, respectively. There were 53 calendar weeks in the fiscal year ended December 30, 2012 and there are 52 calendar weeks in the fiscal year ending on December 29, 2013.

(d)    Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, contingencies and litigation, contingent acquisition consideration, stock-based compensation and business combination purchase price allocations. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

Due to the size and nature of many of our contracts accounted for under the percentage-of-completion method of accounting, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, estimates are made regarding the length of time to complete a contract since costs also include expected increases in wages, prices for materials and allocated fixed costs. Similarly, assumptions are made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Suppliers' assertions are also assessed and considered in estimating costs and profit rates.
The Company closely monitors the consistent application of its critical accounting policies and compliance with contract accounting. Business operations personnel conduct periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business operations personnel performing work under the contract. When adjustments in estimated contract revenues or costs are required, any significant changes from prior estimates are included in earnings in the current period ("the cumulative catch-up method").

(e)    Accounting Standards Updates

In July 2013, the FASB issued Accounting Standards Update 2013-11 ("ASU 2013-11") "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the quarter ended March 31, 2013, which did not have a material impact on its consolidated financial statements.
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
Other than as noted above, there have been no changes in the Company's significant accounting policies for the six months ended June 30, 2013 as compared to the significant accounting policies described in the Form 10-K.

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

Note 2.  Acquisitions

(a)    Summary of Recent Acquisitions

Composite Engineering, Inc.

On July 2, 2012, the Company completed the acquisition of Composite Engineering, Inc. (“CEi”) for approximately $164.0 million. The purchase price, including an adjustment for working capital and cash paid to the CEi shareholders for a 338(h)(10) election, included $135.0 million in cash and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEi's indemnification obligations as set forth in the CEi purchase agreement and was reduced by $1.0 million for the working capital adjustment paid to the Company in July 2013, at which time the remaining escrow was released to the sellers. In addition, $2.5 million was paid to retire certain pre-existing CEi debt and settle pre-existing accounts receivable from CEi at its carrying and fair value of $3.0 million. The Company made an election under Section 338(h)(10) of the Internal Revenue Code, which resulted in tax deductible goodwill related to this transaction, and paid approximately $1.6 million in additional tax liability incurred by the shareholders of CEi for this election. The Company estimates that the tax deductible goodwill and intangibles is approximately $140.6 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the completion of the CEi transaction, certain CEi personnel entered into long-term employment agreements with the Company. On July 2, 2012, the Company granted restricted stock units ("RSUs") for an aggregate of 2.0 million shares of common stock as long-term retention inducement grants to certain employees of CEi who joined Kratos. The RSUs had an estimated value of $11.9 million on the grant date, vest on the fourth anniversary of the closing of the CEi acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over such four-year period.

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

The amounts of revenue and operating loss of CEi included in the Company's condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 are $27.2 million and $53.1 million, and $3.6 million and $6.8 million, respectively.

Critical Infrastructure Business

On December 30, 2011, the Company acquired a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $18.8 million, which includes a final agreement on the working capital adjustment.

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

Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of CEi occurred on December 26, 2011 and include adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The acquisition of CEi is included in the results of operations for the three and six months ended June 30, 2013. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings for 2012. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts except per share amounts are in millions):

	For the Three Months Ended June 24, 2012	For the Six Months Ended June 24, 2012
Pro forma revenues	$245.6	$478.0
Pro forma net loss before tax	(15.4)	(24.5)
Pro forma net loss	(22.0)	(27.0)
Net loss attributable to the registrant	(14.9)	(17.4)
Basic and diluted pro forma loss per share	$(0.33)	$(0.44)

The pro forma financial information reflects the elimination of acquisition related expenses incurred for the three and six months ended of $0.5 million and $0.8 million, respectively, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, stock compensation related to the RSUs granted in the CEi transaction, adjusted depreciation expense related to the fair value of property, plant, and equipment acquired, and the related tax expense.

These adjustments are as follows (in millions):

	For the Three Months Ended June 24, 2012	For the Six Months Ended June 24, 2012
Intangible amortization	$4.0	8.0
Net change in stock compensation expense	$0.7	1.4
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	24.0	24.0

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

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, the Company was obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). The Company has paid $5.0 million related to the DEI Contingent Consideration, with the final payment of $2.1 million paid in April 2013.

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

During the fourth quarter of 2012, the KGS reporting unit was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry. At that time, Congress had been unable to agree on a budget that conformed with the Budget Control Act of 2011 requirements, which required additional substantial defense spending reductions through sequestration. Additionally, Congress and the President failed to agree on budgetary, tax and spending issues, and as a result a FY 2013 budget was not passed and a six-month continuing resolution that funded the U.S. Government through March 27, 2013 was passed. As of December 2012, these events significantly increased the likelihood of the sequester occurring, which had negative consequences for the defense industry. In addition, as Congress and the Administration could not come to an agreement on terms of a possible national fiscal approach, they also failed to address other fiscal matters such as the debt ceiling, which is currently expected to be reached during the third quarter of 2013. These events negatively impacted the Company's estimate of the fair value of the KGS reporting unit, resulting in the book value of KGS exceeding its fair value in step one of the impairment test in the fourth quarter of 2012.

The Company then performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the KGS reporting unit. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, the Company recorded an $82.0 million goodwill impairment in the fourth quarter of 2012. The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in millions):

	Public Safety & Security	Government Solutions	Total

Balance as of December 30, 2012	$35.6	$560.9	$596.5
Retrospective adjustments	—	(0.1)	(0.1)
Balance as of December 30, 2012 after retrospective adjustments	$35.6	$560.8	$596.4

The accumulated impairment losses as of December 30, 2012 and June 30, 2013 were $247.4 million, of which $229.1 million was associated with the KGS segment and $18.3 million was associated with the PSS segment.

(b)	Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of December 30, 2012			As of June 30, 2013
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$97.7	$(36.2)	$61.5	$97.7	$(45.1)	$52.6
Contracts and backlog	80.0	(64.3)	15.7	80.0	(71.5)	8.5
Developed technology and technical know-how	22.1	(6.4)	15.7	22.1	(7.5)	14.6
Trade names	6.1	(1.2)	4.9	6.1	(2.2)	3.9
Favorable operating lease	1.8	(0.4)	1.4	1.8	(0.5)	1.3
Total finite-lived intangible assets	207.7	(108.5)	99.2	207.7	(126.8)	80.9
Acquired indefinite-lived intangible assets:
Trade names	6.9	—	6.9	6.9	—	6.9
Total indefinite-lived intangible assets	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$214.6	$(108.5)	$106.1	$214.6	$(126.8)	$87.8

Consolidated amortization expense related to intangible assets subject to amortization was $8.9 million and $9.0 million for the three months ended June 24, 2012 and June 30, 2013, respectively, and $19.4 million and $18.3 million for the six months ended June 24, 2012 and June 30, 2013, respectively.

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

Inventoried costs consisted of the following components (in millions):

	December 30, 2012	June 30, 2013
Raw materials	$48.4	$42.4
Work in process	36.5	36.5
Finished goods	7.3	5.3
Supplies and other	2.2	1.8
Subtotal inventoried costs	94.4	86.0
Less: Customer advances and progress payments	(0.1)	(0.7)
Total inventoried costs	$94.3	$85.3

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

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Six Months Ended
	June 24, 2012	June 30, 2013
Stockholders’ equity at beginning of period	$312.6	$324.1
Comprehensive loss:
Net loss	(20.2)	(19.9)
Foreign currency translation	(0.2)	0.1
Total comprehensive loss	(20.4)	(19.8)
Additional paid-in-capital from the issuance of common stock for cash	97.0	—
Stock-based compensation	2.3	3.9
Restricted stock units traded for taxes	—	(0.1)
Stockholders’ equity at end of period	$391.5	$308.1

The components of accumulated other comprehensive loss are as follows (in millions):

	June 24, 2012	June 30, 2013
Cumulative translation adjustment	$(0.1)	$(0.2)
Post retirement benefit reserve adjustment net of tax expense	(0.3)	(0.5)
Total accumulated other comprehensive loss	$(0.4)	$(0.7)

There were no reclassifications from other comprehensive income to net loss for the three or six months ended June 30, 2013.

Common stock issued by the Company for the six months ended June 24, 2012 and June 30, 2013 was as follows (in millions):

	For the Six Months Ended
	June 24, 2012	June 30, 2013
Shares outstanding at beginning of the period	32.4	56.6
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.1	0.1
Common stock issued for cash	20.0	—
Shares outstanding at end of the period	52.5	56.7

Note 6. Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“Topic 260”). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.

	For the Three Months Ended		For the Six Months Ended
(In millions, except earnings per share)	June 24, 2012	June 30, 2013	June 24, 2012	June 30, 2013
Loss from continuing operations (A)	$(14.9)	$(7.1)	$(17.4)	$(15.5)
Weighted average outstanding shares of common stock (B)	41.7	56.6	37.1	56.6
Dilutive effect of employee stock options and awards	—	—	—	—
Common stock and common stock equivalents (C)	41.7	56.6	37.1	56.6
Loss per share:
Basic (A/B)	$(0.36)	$(0.12)	$(0.47)	$(0.27)
Diluted (A/C)	$(0.36)	$(0.12)	$(0.47)	$(0.27)

Note 7. Income Taxes

As of December 30, 2012, the Company had $13.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance. During the six months ended June 30, 2013, this amount was increased by $0.1 million and was recorded as an adjustment to goodwill. Additionally, the unrecognized tax benefit amount was reduced by $1.5 million relating to the expiration of statutes of limitations. This reduction in unrecognized tax benefits was recorded as a benefit from continuing operations.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the six months ended June 24, 2012, a $0.3 million expense was recorded related to interest and penalties. There was no material expense recorded during the six months ended June 30, 2013. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.1 million and$0.2 million for the six months ended June 24, 2012 and June 30, 2013, respectively. The Company believes that it is reasonably possible that as much as $0.1 million of the liabilities for uncertain tax positions will expire within twelve months of June 30, 2013 due to the expiration of various applicable statutes of limitations.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company's tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of net operating loss (“NOL”) carryforwards. Generally, the Company's tax years for 2006 and later are subject to examination by various foreign tax authorities.

In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company's U.S. Federal, combined state, and certain foreign deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company's net deferred tax assets.

A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and six months ended June 24, 2012 and June 30, 2013 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 24, 2012	June 30, 2013	June 24, 2012	June 30, 2013
Income tax benefit at federal statutory rate	$(3.1)	$(2.7)	$(5.4)	$(4.5)
State and foreign taxes, net of federal tax benefit and valuation allowance	4.1	0.8	1.1	1.7
Nondeductible expenses and other	0.3	0.2	0.8	0.3
Impact of indefinite lived deferred tax liabilities	2.5	0.8	1.4	2.7
Decrease in reserves for uncertain tax positions	—	(1.7)	(0.1)	(1.6)
Increase in federal valuation allowance	2.8	2.5	4.7	4.1
Total	$6.6	$(0.1)	$2.5	$2.7

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other tax attribute carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months. The annual base Section 382 limitation may be increased for certain recognized built-in gains during the five year period succeeding an ownership change. In March 2010, an “ownership change” occurred that will limit the utilization of the loss carryforwards. Additionally, in May 2012, another “ownership change” was triggered. As a result of these changes, the amount of NOLs that can be used in any period are limited. For the three and six months ended June 30, 2013, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also result in an ownership change. If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance.

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

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 24, 2012	June 30, 2013	June 24, 2012	June 30, 2013
Revenue	$1.8	$0.5	$7.4	$3.6
Net loss before taxes	(2.3)	(2.5)	(2.9)	(4.4)
Provision for income taxes	—	—	(0.1)	—
Net loss after taxes	$(2.3)	$(2.5)	$(2.8)	$(4.4)

 The following is a summary of the assets and liabilities of discontinued operations, which are in other current assets, other non-current assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 30, 2012 and June 30, 2013 (in millions):

	December 30, 2012	June 30, 2013
Accounts receivable, net	$3.4	$0.4
Inventoried costs	3.0	—
Other current assets	0.2	0.2
Current assets of discontinued operations	6.6	0.6
Property and equipment, net	0.4	$—
Other non-current assets	0.4	—
Non-current assets of discontinued operations	$0.8	$—
Accounts payable and accrued expenses	$4.4	$3.4
Billings in excess of costs and earnings on uncompleted contracts	0.1	—
Other current liabilities	0.4	0.3
Current liabilities of discontinued operations	4.9	3.7
Other long-term liabilities	0.3	—
Non-current unrecognized tax liabilities	$—	$0.1
Long-term liabilities of discontinued operations	$0.3	$0.1

Note 9. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of June 30, 2013, the Company has issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 30, 2013, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

On or after June 1, 2014, the Company may redeem some or all of the Notes at 105% of the aggregate principal amount of such notes through June 1, 2015, 102.5% of the aggregate principal amount of such notes through June 1, 2016 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. Prior to June 1, 2013, the Company may have redeemed up to 35% of the aggregate principal amount of the Notes at 110% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Notes at any time prior to June 1, 2014 by paying a “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may also purchase outstanding Notes traded on the open market at any time.

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

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of June 30, 2013, there were no outstanding borrowings on the Amended Revolver and $14.2 million was outstanding on letters of credit, resulting in net borrowing base availability of $69.3 million. The Company was in compliance with the financial covenants as of June 30, 2013.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million 10-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 30, 2013 was $5.3 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of June 30, 2013.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 30, 2012 and June 30, 2013 are presented in the following table:

	As of December 30, 2012			As of June 30, 2013
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total Long-term debt including current portion	$630.7	$649.4	$690.5	$630.3	$646.9	$676.2

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium of $16.6 million as of June 30, 2013, which is the difference between the carrying amount of $646.9 million and the principal amount of $630.3 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Note 10. Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 30, 2012 and June 30, 2013 are presented in Note 9. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 30, 2012 and June 30, 2013.

Note 11. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $140.0 million and $152.2 million or 64% and 65% of total Kratos revenue for the three months ended June 24, 2012 and June 30, 2013, respectively, and approximately $280.9 million and $317.6 million, or 65% and 65%, of total revenue for the six months ended June 24, 2012 and June 30, 2013, respectively.

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. Although defense spending is expected to remain a national priority within future federal budgets, the Budget Control Act of 2011 (“Budget Control Act”) committed the U.S. Government to reduce the federal deficit over the following ten years. Under the Budget Control Act, the Bi-Partisan Congressional Joint Select Committee on Deficit Reduction (“the Joint Committee”) was responsible for identifying $1.2 to $1.5 trillion in deficit reductions by November 30, 2011. The Joint Committee was unable to identify the reductions by this deadline and thereby triggered a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts that have started in 2013, are split between defense and non-defense programs, and continue over a nine-year period.

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

Revenues, depreciation and amortization, and operating income generated by the Company’s current reporting segments for the three and six month periods ended June 24, 2012 and June 30, 2013 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 24, 2012	June 30, 2013	June 24, 2012	June 30, 2013
Revenues:
Kratos Government Solutions
Service revenues	$68.1	$58.5	$129.6	$123.9
Product sales	107.7	125.0	215.1	262.3
Total Kratos Government Solutions	175.8	183.5	344.7	386.2
Public Safety & Security
Service revenues	44.0	51.7	84.6	102.3
Product sales	—	—	—	—
Total Public Safety & Security	44.0	51.7	84.6	102.3
Total revenues	$219.8	$235.2	$429.3	$488.5
Depreciation & amortization:
Kratos Government Solutions	11.4	$12.7	$24.2	$25.9
Public Safety & Security	0.9	0.9	1.7	1.9
Total depreciation and amortization	$12.3	$13.6	$25.9	$27.8
Operating income:
Kratos Government Solutions	$8.8	$5.3	$18.4	$17.4
Public Safety & Security	2.8	2.7	4.0	3.9
Unallocated corporate expense, net	(4.2)	0.9	(5.9)	(1.0)
Total operating income	$7.4	$8.9	$16.5	$20.3

Note 13. Commitments and Contingencies

(a)	Legal Matters

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

Legal and Regulatory Matters
Integral Indemnification Obligation. Integral, which was acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that an administrative settlement had been reached concluding the SEC's investigation. In conjunction with its announcement of the administrative settlement, the SEC disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince, in a case filed July 30, 2009 captioned United States Securities and Exchange Commission v. Steven R. Chamberlain, Elaine M. Brown, and Gary A. Prince, Case No. 09-CV-01423, pending in the United States District Court for the District of Columbia. The SEC's complaint alleges that from 1999 through August 2006, Chamberlain, Brown and Prince made materially false and misleading statements and omitted material information in various filings with the SEC by failing to disclose the role of Prince, who had been convicted of engaging in securities fraud while at another company, at Integral and his legal background in its filings. The SEC sought permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties. Integral has indemnification obligations to these individuals, as well as to other former directors and officers of Integral who may incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company has assumed these indemnification obligations. The indemnification agreements provide, subject to certain terms and conditions, that the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in December 2011, and the Company is advancing payment of indemnifiable costs pursuant to the indemnification agreements. On November 26, 2012, the SEC announced that it had finalized a settlement with Elaine M. Brown, resulting in a final judgment that resolved the SEC's matter against Brown. The SEC's case against Gary A. Prince proceeded to a bench trial in December 2012, which trial concluded in January 2013. On May 2, 2013, the court issued a memorandum opinion and entered an order granting judgment in favor of the SEC on one count of its complaint. The court found that in 1997, an accounting bar order had been issued against Mr. Prince because of his conduct at a different company, and that Mr. Prince violated the bar order between 1998 and 2006. The court issued an injunction permanently restraining and enjoining Mr. Prince from violating the accounting bar order. The court entered judgment in favor of Mr. Prince on all other counts of the SEC's complaint. No relief was sought or entered against Integral. The deadline for appeals expired on July 1, 2013. Neither party appealed, so the trial court's judgment is final. This matter is now concluded.
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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Six Months Ended
	June 24, 2012	June 30, 2013
Balance at beginning of the period	$4.3	$5.3
Costs accrued and revenues deferred	0.6	(0.1)
Warranty liabilities assumed from acquisitions	0.5	(0.2)
Settlements made (in cash or kind) and revenues recognized	(0.8)	—
Balance at end of period	4.6	5.0
Less: Current portion	4.6	4.6
Non-current accrued product warranty and deferred warranty revenue	$—	$0.4

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

Condensed Consolidating Balance Sheet December 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$37.8	$(4.0)	$15.2	$—	$49.0
Accounts receivable, net	—	253.5	18.4	—	271.9
Amounts due from affiliated companies	480.2	—	—	(480.2)	—
Inventoried costs	—	75.4	18.9	—	94.3
Other current assets	9.1	28.0	3.1	—	40.2
Total current assets	527.1	352.9	55.6	(480.2)	455.4
Property, plant and equipment, net	1.3	74.7	9.6	—	85.6
Goodwill	—	574.7	21.7	—	596.4
Intangible assets, net	—	103.4	2.7	—	106.1
Investment in subsidiaries	439.8	28.8	—	(468.6)	—
Amounts due from affiliated companies	—	24.0	—	(24.0)	—
Other assets	17.6	22.4	0.4	—	40.4
Total assets	$985.8	$1,180.9	$90.0	$(972.8)	$1,283.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$75.2	$5.6	$—	$83.6
Accrued expenses	7.0	42.3	3.4	—	52.7
Accrued compensation	2.9	41.8	3.1	—	47.8
Billings in excess of costs and earnings on uncompleted contracts	—	40.5	3.2	—	43.7
Deferred income tax liability	—	28.9	—	—	28.9
Amounts due to affiliated companies	—	455.1	25.1	(480.2)	—
Other current liabilities	1.1	19.1	1.9	—	22.1
Total current liabilities	13.8	702.9	42.3	(480.2)	278.8
Long-term debt, net of current portion	643.6		4.8	—	648.4
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	4.3	26.2	2.1	—	32.6
Total liabilities	661.7	729.1	73.2	(504.2)	959.8
Total stockholders' equity	324.1	451.8	16.8	(468.6)	324.1
Total liabilities and stockholders' equity	$985.8	$1,180.9	$90.0	$(972.8)	$1,283.9

Condensed Consolidating Balance Sheet June 30, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$32.0	$(3.5)	$21.2	$—	$49.7
Accounts receivable, net	—	237.0	16.6	—	253.6
Amounts due from affiliated companies	451.9	—	—	(451.9)	—
Inventoried costs	—	69.0	16.3	—	85.3
Other current assets	10.9	15.4	2.9	—	29.2
Total current assets	494.8	317.9	57.0	(451.9)	417.8
Amounts due from affiliated companies, long-term	—	24.0	—	(24.0)	—
Property, plant and equipment, net	1.7	71.8	10.0	—	83.5
Goodwill	—	574.7	21.7	—	596.4
Intangible assets, net	—	85.8	2.0	—	87.8
Investment in subsidiaries	456.2	32.1	—	(488.3)	—
Other assets	15.1	21.5	0.2	—	36.8
Total assets	$967.8	$1,127.8	$90.9	$(964.2)	$1,222.3
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4.1	$57.0	$3.8	$—	$64.9
Accrued expenses	7.2	35.4	2.6	—	45.2
Accrued compensation	3.3	33.8	2.7	—	39.8
Billings in excess of costs and earnings on uncompleted contracts	—	38.4	7.2	—	45.6
Deferred income tax liability	—	29.0	—	—	29.0
Amounts due to affiliated companies	—	429.2	22.7	(451.9)	—
Other current liabilities	0.9	12.0	1.2	—	14.1
Total current liabilities	15.5	634.8	40.2	(451.9)	238.6
Long-term debt, net of current portion	641.6	—	4.3	—	645.9
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.6	24.8	2.3	—	29.7
Total liabilities	659.7	659.6	70.8	(475.9)	914.2
Total stockholders' equity	308.1	468.2	20.1	(488.3)	308.1
Total liabilities and stockholders' equity	$967.8	$1,127.8	$90.9	$(964.2)	$1,222.3

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 24, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$111.5	$0.6	$—	$112.1
Product sales	—	96.6	14.7	(3.6)	107.7
Total revenues	—	208.1	15.3	(3.6)	219.8
Cost of service revenues	—	86.2	0.5	—	86.7
Cost of product sales	—	69.2	9.8	(3.6)	75.4
Total costs	—	155.4	10.3	(3.6)	162.1
Gross profit	—	52.7	5.0	—	57.7
Selling, general and administrative expenses	2.6	40.0	2.9	—	45.5
Research and development expenses	—	4.6	0.2	—	4.8
Operating income from continuing operations	(2.6)	8.1	1.9	—	7.4
Other income (expense):
Interest expense, net	(16.1)	0.1	(0.2)	—	(16.2)
Other income (expense), net	—	0.2	0.3	—	0.5
Total other income and expense, net	(16.1)	0.3	0.1	—	(15.7)
Income (loss) from continuing operations before income taxes	(18.7)	8.4	2.0	—	(8.3)
Provision for income taxes from continuing operations	—	5.7	0.9	—	6.6
Income (loss) from continuing operations	(18.7)	14.1	2.9	—	(14.9)
Income (loss) from discontinued operations	—	(2.2)	(0.1)	—	(2.3)
Equity in net income (loss) of subsidiaries	1.5	1.0	—	(2.5)	—
Net income (loss)	$(17.2)	$12.9	$2.8	$(2.5)	$(17.2)
Comprehensive income (loss)	$(17.4)	$1.7	$1.1	$(2.8)	$(17.4)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 30, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$109.3	$0.9	$—	$110.2
Product sales	—	110.9	18.8	(4.7)	125.0
Total revenues	—	220.2	19.7	(4.7)	235.2
Cost of service revenues	—	82.6	0.7	—	83.3
Cost of product sales	—	82.8	13.4	(4.7)	91.5
Total costs	—	165.4	14.1	(4.7)	174.8
Gross profit	—	54.8	5.6	—	60.4
Selling, general and administrative expenses	1.1	42.4	3.2	—	46.7
Research and development expenses	—	4.5	0.3	—	4.8
Operating income from continuing operations	(1.1)	7.9	2.1	—	8.9
Other income (expense):
Interest expense, net	(16.1)	—	(0.2)	—	(16.3)
Other income (expense), net	—	0.1	0.1	—	0.2
Total other income and expense, net	(16.1)	0.1	(0.1)	—	(16.1)
Income (loss) from continuing operations before income taxes	(17.2)	8.0	2.0	—	(7.2)
Benefit for income taxes from continuing operations	0.2	(0.4)	0.1	—	(0.1)
Income (loss) from continuing operations	(17.4)	8.4	1.9	—	(7.1)
Income (loss) from discontinued operations	0.1	(2.7)	0.1	—	(2.5)
Equity in net income (loss) of subsidiaries	7.7	2.0	—	(9.7)	—
Net income (loss)	$(9.6)	$7.7	$2.0	$(9.7)	$(9.6)
Comprehensive income (loss)	$(9.6)	$7.7	$2.0	$(9.7)	$(9.6)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 24, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$213.0	$1.2	$—	$214.2
Product sales	—	192.6	29.0	(6.5)	215.1
Total revenues	—	405.6	30.2	(6.5)	429.3
Cost of service revenues	—	165.7	0.8	—	166.5
Cost of product sales	—	134.9	19.3	(6.5)	147.7
Total costs	—	300.6	20.1	(6.5)	314.2
Gross profit	—	105.0	10.1	—	115.1
Selling, general and administrative expenses	4.8	78.9	6.5	—	90.2
Research and development expenses	—	7.9	0.5	—	8.4
Operating income from continuing operations	(4.8)	18.2	3.1	—	16.5
Other income expense:
Interest expense, net	(32.1)	0.1	(0.3)	—	(32.3)
Other expense, net	0.3	0.1	0.5	—	0.9
Total other expense, net	(31.8)	0.2	0.2	—	(31.4)
Income (loss) from continuing operations before income taxes	(36.6)	18.4	3.3	—	(14.9)
Provision for income taxes from continuing operations	—	2.3	0.2	—	2.5
Income (loss) from continuing operations	(36.6)	16.1	3.1	—	(17.4)
Loss from discontinued operations	—	(2.8)	—	—	(2.8)
Equity in net income (loss) of subsidiaries	16.4	3.0	—	(19.4)	—
Net income (loss)	(20.2)	16.3	3.1	(19.4)	(20.2)
Comprehensive income (loss)	$(20.4)	$16.3	$3.2	$(19.5)	$(20.4)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 30, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$224.8	$1.4	$—	$226.2
Product sales	—	234.2	37.6	(9.5)	262.3
Total revenues	—	459.0	39.0	(9.5)	488.5
Cost of service revenues	—	170.8	1.1	—	171.9
Cost of product sales	—	173.5	26.4	(9.5)	190.4
Total costs	—	344.3	27.5	(9.5)	362.3
Gross profit	—	114.7	11.5	—	126.2
Selling, general and administrative expenses	3.7	86.2	6.3	—	96.2
Research and development expenses	—	9.0	0.7	—	9.7
Operating income from continuing operations	(3.7)	19.5	4.5	—	20.3
Other income expense:
Interest expense, net	(32.2)	—	(0.3)	—	(32.5)
Other expense, net	—	0.1	(0.7)	—	(0.6)
Total other expense, net	(32.2)	0.1	(1.0)	—	(33.1)
Income (loss) from continuing operations before income taxes	(35.9)	19.6	3.5	—	(12.8)
Provision for income taxes from continuing operations	0.5	2.0	0.2	—	2.7
Income (loss) from continuing operations	(36.4)	17.6	3.3	—	(15.5)
Loss from discontinued operations	0.1	(4.5)	—	—	(4.4)
Equity in net income (loss) of subsidiaries	16.4	3.3	—	(19.7)	—
Net income (loss)	$(19.9)	$16.4	$3.3	$(19.7)	$(19.9)
Comprehensive income (loss)	$(19.8)	$16.4	$3.2	$(19.6)	$(19.8)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 24, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(40.5)	$43.2	$7.1	$—	$9.8
Investing activities:
Cash paid for acquisitions, net of cash acquired	(21.5)	—	—	—	(21.5)
(Increase) decrease in restricted cash	(0.4)	0.7	—	—	0.3
Capital expenditures	—	(5.1)	(1.1)	—	(6.2)
Net cash used in investing activities from continuing operations	(21.9)	(4.4)	(1.1)	—	(27.4)
Financing activities:
Proceeds from the issuance of common stock for cash, net of issuance costs	97.0	—	—	—	97.0
Cash paid for contingent acquisition consideration	(2.5)	—	—	—	(2.5)
Debt issuance costs	(1.0)	—	—	—	(1.0)
Repayment of debt	—	—	(0.5)	—	(0.5)
Financing from affiliated companies	43.0	(43.0)	—	—	—
Other, net	—	(0.3)	—	—	(0.3)
Net cash provided by (used in) financing activities from continuing operations	136.5	(43.3)	(0.5)	—	92.7
Net cash flows of continuing operations	74.1	(4.5)	5.5	—	75.1
Net operating cash flows from discontinued operations	—	1.3	—	—	1.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase in cash and cash equivalents	$74.1	$(3.2)	$5.2	$—	$76.1

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33.4)	$36.1	$5.7	$—	$8.4
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	1.2	—	—	1.2
Decrease in restricted cash	—	0.2	—	—	0.2
Other, net	—	0.4	—	—	0.4
Capital expenditures	(0.7)	(5.5)	(1.1)	—	(7.3)
Net cash used in investing activities from continuing operations	(0.7)	(3.7)	(1.1)	—	(5.5)
Financing activities:
Repayment of debt	—	—	(0.5)	—	(0.5)
Cash paid for contingent acquisition consideration	—	(2.1)	—	—	(2.1)
Financings from affiliated companies	28.6	(30.7)	2.1	—	—
Other, net	(0.3)	—	—	—	(0.3)
Net cash provided by (used in) financing activities from continuing operations	28.3	(32.8)	1.6	—	(2.9)
Net cash flows of continuing operations	(5.8)	(0.4)	6.2	—	—
Net operating cash flows from discontinued operations	—	0.8	—	—	0.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$(5.8)	$0.4	$6.1	$—	$0.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. The most important risk and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements, include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense, which could cause delays, cancellations or reductions of key government contracts; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully consummate acquisitions or integrate acquired operations; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed with the Securities and Exchange Commission on March 12, 2013. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We manufacture and design specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, intelligence,surveillance and reconnaissance, and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable client base, strong client relationships, broad array of contract vehicles, large employee base possessing specialized skills, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Control Act”) in order to permit an increase in the federal government's borrowing limit while reducing projected net government spending over the following ten years. The Budget Control Act required $900 billion in immediate cuts to discretionary spending for 2012-2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the “Joint

Committee”), which was charged with recommending legislation that would reduce net government spending by $1.2 to $1.5 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. The Joint Committee was unable to identify the required reductions, thereby triggering a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts, split between defense and non-defense programs, that started in 2013 and continues over a nine-year period.

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

The delay in the sequester has left the DoD less time to enact 2013 automatic spending cuts and adds to the uncertainty from such cuts. The nation's debt ceiling is currently expected to be reached in the fall of 2013. The U.S. Government continues to face substantial fiscal and economic challenges that affect funding for its discretionary and non-discretionary budget. On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013, which includes specific appropriations for our major federal customers, including the DoD. Although we are not yet able to determine all program specific impacts, we expect the reduced FY 2013 budget levels will result in lower 2013 awards on some of our programs and the related impacts to company revenues, earnings and cash flows will likely follow reduced awards.

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

Despite the sequestration order and the budget debate, we believe that spending on modernization and maintenance of foundational and strategic defense, national and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the DoD Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of unmanned aerial vehicles, cybersecurity, electronic warfare, ballistic missile defense, satellite communications, space programs and science and technology efforts. Nevertheless, the actual impact of sequestration and the federal budget debates are uncertain at this time, and we cannot assure you that these events will not have a significant adverse effect on our business and results of operations. See the risk factor entitled “The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and governmental entities” in Part II, Item 1A, "Risk Factors" of the Form 10-K.

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

On July 2, 2012, we completed the acquisition of CEi for approximately $164.0 million. The purchase price, including an adjustment for working capital and cash paid to the shareholders for the 338(h)(10) election, included $135.0 million in cash and 4.0 million shares of our common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEi's indemnification obligations as set forth in the CEi purchase agreement and was reduced by $1.0 million to pay the working capital adjustment paid to us in July 2013. In addition, $2.5 million was paid to retire certain pre-existing CEi debt and settle pre-existing accounts receivable from CEi at its carrying and fair value of $3.0 million. We made an election under Section 338(h)(10) of the Internal Revenue Code, which resulted in tax deductible goodwill related to this transaction and as a result paid approximately $1.6 million in additional tax liability incurred by the shareholders of CEi for this election. We estimate the tax deductible goodwill and intangibles is approximately $140.6 million and can be deducted for federal and California state income taxes over a 15-year period.

In connection with the completion of the CEi transaction, certain CEi personnel entered into long-term employment agreements with us. On July 2, 2012, we granted restricted stock units ("RSUs") for an aggregate of 2.0 million shares of common stock as long-term retention inducement grants to certain employees of CEi who joined Kratos. The RSUs had an estimated value of $11.9 million on the grant date, vest on the fourth anniversary of the closing of the CEi acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over such four-year period.

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

As of June 30, 2013, we consider the following factors to be important in understanding our financial statements.

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

Comparison of Results for the Three Months Ended June 24, 2012 to the Three Months Ended June 30, 2013

Revenues.  Revenues increased $15.4 million from $219.8 million for the three months ended June 24, 2012 to $235.2 million for the three months ended June 30, 2013. KGS segment revenue increased by $7.7 million. This increase was primarily due to revenues of $27.2 million from our CEi acquisition, partially offset by the timing of shipments of products primarily in our ground equipment and electronic warfare businesses, continued ongoing weakness and increased competition in our legacy government services businesses of $4.4 million and delay of service programs as a result of the continuing resolution and uncertainty related to sequestration. PSS segment revenue increased by $7.7 million due to organic growth primarily driven by revenue from large metropolitan transit authority programs. Revenues by operating segment for the three months ended June 24, 2012 and June 30, 2013 are as follows (dollars in millions):

	June 24, 2012	June 30, 2013	$ change	% change
Kratos Government Solutions
Service revenues	$68.1	$58.5	$(9.6)	(14.1)%
Product sales	107.7	$125.0	17.3	16.1%
Total Kratos Government Solutions	175.8	183.5	7.7	4.4%
Public Safety & Security
Service revenues	44.0	$51.7	7.7	17.5%
Product sales	—	$—	—	—%
Total Public Safety & Security	44.0	51.7	7.7	17.5%
Total revenues	$219.8	$235.2	$15.4	7.0%

Product sales increased $17.3 million from $107.7 million for the three months ended June 24, 2012 to $125.0 million for the three months ended June 30, 2013, primarily as a result of the CEi acquisition which was offset by timing of shipments as discussed above.  As a percentage of total revenue, product sales were 49.0% for the three months ended June 24, 2012 as compared to 53.1% for the three months ended June 30, 2013.  The increase in product sales was primarily related to the acquisition of CEi. Service revenues decreased by $1.9 million from $112.1 million for the three months ended June 24, 2012 to $110.2 million for the three months ended June 30, 2013. The decrease was primarily related to the reductions in the legacy government service revenue in other business units in the KGS segment, partially offset by the organic growth in the PSS segment.

Cost of Revenues.  Cost of revenues increased $12.7 million from $162.1 million for the three months ended June 24, 2012 to $174.8 million for the three months ended June 30, 2013. The increase in cost of revenues was primarily a result of the changes discussed above.

Gross margin decreased from 26.3% for the three months ended June 24, 2012 to 25.7% for the three months ended June 30, 2013. Margins on services increased for the three months ended June 24, 2012 as compared to June 30, 2013, from 22.7% to 24.4%, respectively, due primarily to increased margins in our KGS segment. Margins on products decreased for the three months ended June 24, 2012 as compared to June 30, 2013 from 30.0% to 26.8%, respectively, as a result of a mix of products shipped. Margins in the KGS segment decreased from 25.9% for the three months ended June 24, 2012 to 25.3% for the three months ended June 30, 2013, primarily as a result of the mix of products shipped. Margins in the PSS segment remained fairly flat at 27.7% for the three months ended June 24, 2012 and 27.1% for the three months ended June 30, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased $5.4 million from $42.6 million for the three months ended June 24, 2012 to $48.0 million for the three months ended June 30, 2013. The increase was primarily a result of the acquisition of CEi. As a percentage of revenues, SG&A increased from 19.4% to 20.4%. Excluding amortization of intangibles of $8.9 million for the three months ended June 24, 2012 and amortization of intangibles of $9.0 million for the three months ended June 30, 2013, SG&A increased as a percentage of revenues from 15.3% to 16.6% for the three months ended June 24, 2012 and June 30, 2013, respectively, as a result of increases in certain infrastructure costs including information technology, network security, and non-recurring audit fees related to our change in external auditors.

Merger and Acquisition Expenses.  Merger and acquisition expenses of $1.5 million for the three months ended June 24, 2012, were primarily related to the acquisition of CEi. The benefit of $2.6 million for the three months ended June 30, 2013, was due to the reduction in a $3.1 million liability as a result of the final settlement of our indemnity obligations related to former directors and officers of Integral on July 1, 2013, partially offset by a $0.4 million of legal fees on another matter related to a prior acquisition. See Note 13 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our indemnity obligations.

Research and Development Expenses.  Research and development expenses were $4.8 million for the three months ended June 24, 2012 and for the three months ended June 30, 2013 .

Unused office space and other restructuring. The expense of $1.4 million for the three months ended June 24, 2012 was a result of an increase in our excess facility accrual due to consolidation of office space at our Lanham, Maryland administrative facilities. The expense of $1.3 million for the three months ended June 30, 2013 was due to expenses related to workforce reductions as a result of cost saving initiatives we have implemented across the Company.

Other Expense, Net.  Other expense, net increased from $15.7 million to $16.1 million for the three months ended June 24, 2012 and June 30, 2013, respectively. The increase in expense of $0.4 million is primarily related to a year over year reduction in the benefit of foreign currency transaction gains.

Provision (Benefit) for Income Taxes.  Income tax expense for the three months ended June 24, 2012 was $6.6 million and the income tax benefit for the three months ended June 30, 2013 was $0.1 million, on a loss before income taxes of $8.3 million and $7.2 million, respectively. The tax expense of $6.6 million and benefit of $0.1 million for the three months ended June 24, 2012 and June 30, 2013, respectively, were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year. For the three months ended June 30, 2013, the benefit for income taxes was due to a reduction in the reserve for uncertain tax positions of $1.6 million as a result of the expiration of the statute of limitations.

 Income from Discontinued Operations.  Revenue from discontinued operations was $1.8 million and $0.5 million, tax expense was $0.0 million and $0.0 million, and loss from discontinued operations was $2.3 million and $2.5 million for the three months ended June 24, 2012 and June 30, 2013, respectively. The revenue and income for the three months ended June 24, 2012 and June 30, 2013 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Comparison of Results for the Six Months Ended June 26, 2012 to the Six Months Ended June 24, 2013

Revenues.  Revenues increased $59.2 million from $429.3 million for the six months ended June 24, 2012 to $488.5 million for the six months ended June 30, 2013. KGS segment revenue increased by $41.5 million. This increase was primarily due to revenues of $53.1 million from our CEi acquisition as well as organic growth in our cyber security businesses, partially offset by the timing of shipments of products primarily in our electronic warfare businesses, continued ongoing weakness and increased competition in our legacy government services businesses of $7.5 million and delay of service programs as a result of the continuing resolution and uncertainty related to sequestration. PSS segment revenue increased by $17.7 million which was primarily due to the organic growth driven partially by an increase in revenue of $11.6 million from large metropolitan transit authority programs. Revenues by operating segment for the six months ended June 24, 2012 and June 30, 2013 are as follows (dollars in millions):

	June 24, 2012	June 30, 2013	$ change	% change
Kratos Government Solutions
Service revenues	$129.6	$123.9	$(5.7)	(4.4)%
Product sales	215.1	262.3	47.2	21.9%
Total Kratos Government Solutions	344.7	386.2	41.5	12.0%
Public Safety & Security
Service revenues	84.6	102.3	17.7	20.9%
Product sales	—	—	—	—%
Total Public Safety & Security	84.6	102.3	17.7	20.9%
Total revenues	$429.3	$488.5	$59.2	13.8%

Product sales increased $47.2 million from $215.1 million for the six months ended June 24, 2012 to $262.3 million for the six months ended June 30, 2013.   As a percentage of total revenue, product sales were 50.1% for the six months ended June 24, 2012 as compared to 53.7% for the six months ended June 30, 2013.  This increase was primarily related to the acquisition of CEi. Service revenues increased by $12.0 million from $214.2 million for the six months ended June 24, 2012 to $226.2 million for the six months ended June 30, 2013. The increase was primarily related to the organic growth in the PSS segment, partially offset by the reductions in the legacy government service revenue in other business units in the KGS segment as discussed above.

Cost of Revenues.  Cost of revenues increased from $314.2 million for the six months ended June 24, 2012 to $362.3 million for the six months ended June 30, 2013. The $48.1 million increase in cost of revenues was primarily a result of the acquisitions of CEi and costs related to revenue from organic growth in our PSS segment as discussed above.

Gross margin decreased from 26.8% for the six months ended June 24, 2012 to 25.8% for the six months ended June 30, 2013. Margins on services increased from 22.3% for the six months ended June 24, 2012 to 24.0% for the six months ended June 30, 2013, due primarily to increased margins in our KGS segment. Margins on products decreased for the six months ended June 24, 2012 as compared to June 30, 2013 from 31.3% to 27.4%, respectively, as a result of an increase in the shipment of specialized ground equipment in the first quarter, which has lower margins than other products and the overall mix of products shipped. Margins in the KGS segment decreased from 26.8% for the six months ended June 24, 2012 to 25.8% for the six months ended June 30, 2013 primarily as a result of reduction in margins on products. Margins in the PSS segment decreased slightly from 26.7% for the six months ended June 24, 2012 to 26.2% for the six months ended June 30, 2013.

Selling, General and Administrative Expenses.  SG&A increased $10.7 million from $86.4 million for the six months ended June 24, 2012 to $97.1 million for the six months ended June 30, 2013. The increase was primarily a result of the acquisitions of CEi which had SG&A of $6.9 million. As a percentage of revenues, SG&A decreased from 20.1% to 19.9%. Excluding amortization of intangibles of $19.4 million for the six months ended June 24, 2012 and amortization of intangibles of $18.3 million for the six months ended June 30, 2013, SG&A increased as a percentage of revenues from 15.6% to 16.1% for the six months ended June 24, 2012 and June 30, 2013, respectively, reflecting increases in certain infrastructure costs including information technology, network security, and non-recurring audit fees related to our change in external auditors.

Merger and Acquisition Expenses. Merger and acquisition expenses of $2.4 million for the six months ended June 24, 2012, were primarily related to the acquisition of CEi. The benefit of $2.5 million for the six months ended June 30, 2013, was due to the reduction in a $3.1 million liability as a result of the final settlement of our indemnity obligations related to former directors and officers of Integral on July 1, 2013, partially offset by other merger expenses and legal fees related to prior acquisitions. See Note 13 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our indemnity obligations.
.

Research and Development Expenses.  Research and development expenses increased from $8.4 million for the six months ended June 24, 2012 to $9.7 million for the six months ended June 30, 2013, primarily due to select investments we are making to enhance certain satellite and electronic warfare/electronic attack products and the acquisition of CEi.

Unused office space and other resttucturing. The expense of $1.4 million for the six months ended June 24, 2012 was a result of an increase in our excess facility accrual due to consolidation of office space at our Lanham, Maryland administrative facilities. The expense of $1.6 million for the six months ended June 30, 2013 was due to expenses related to workforce reductions as a result of cost saving initiatives we have implemented across the Company.

Other Expense, Net.  Other expense, net increased from $31.4 million to $33.1 million for the six months ended June 24, 2012 and June 30, 2013, respectively. The increase in expense of $1.7 million is primarily related to a change in foreign currency transactions. We had other income of $0.9 million and other expense of $0.6 million for the six months ended June 24, 2012 and June 30, 2013, respectively, primarily related to foreign currency transactions.

Provision for Income Taxes. We recorded an income tax expense of $2.5 million on a loss of $14.9 million before income taxes for the six months ended June 24, 2012. The expense of $2.5 million was primarily related to state and foreign taxes. We recorded an income tax expense of $2.7 million on a loss of $12.8 million before income taxes for the six months ended June 30, 2013. This expense was related to state and foreign taxes which were offset by a reduction in the reserve for uncertain tax positions of $1.6 million as a result of the expiration of the statute of limitations.

 Income from Discontinued Operations.  Revenue from discontinued operations was $7.4 million and $3.6 million, tax expense was $0.1 million and $0.0 million, and loss from discontinued operations was $2.8 million and $4.4 million for the six months ended June 24, 2012 and June 30, 2013, respectively. The revenue and income for the six months ended June 24, 2012 and June 30, 2013 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. During the six months ended June 30, 2013, we recorded a $1.2 million impairment charge related to our revised estimate of the fair value of these operations. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Backlog

As of June 24, 2012 and June 30, 2013, our backlog was approximately $1.1 billion and $1.1 billion, respectively, of which $546.0 million was funded in 2012 and $558.0 million was funded in 2013. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $49.7 million compared with cash and cash equivalents of $49.0 million as of December 30, 2012, which includes $21.2 million and $15.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion may be considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the premium of $16.6 million received on Notes issued, decreased by $2.8 million from $650.3 million on December 30, 2012 to $647.5 million on June 30, 2013. The decrease in debt was primarily the result of the amortization of the premium on the Notes of approximately $2.1 million and a $0.5 million principal payment on a ten-year term loan with a bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our accounts receivable balance of $253.6 million at June 30, 2013 includes $1.4 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. ("Gichner") entered into with the Greek Ministry of Defense (GMoD) in 2004 prior to our acquisition of Gichner in 2010. After numerous delays by our customer and the GMoD, activity has resumed on the project. We currently expect product shipments to continue through late 2013 when the final shipment is delivered. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 24, 2012	June 30, 2013
Net cash provided by operating activities from continuing operations	$9.8	$8.4

Cash provided by operating activities from continuing operations includes $2.9 million and $0.5 million in transaction costs paid related to our acquisitions for the six months ended June 24, 2012 and June 30, 2013, respectively.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Six Months Ended
	June 24, 2012	June 30, 2013
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(21.5)	$1.2
Decrease in restricted cash	0.3	0.2
Proceeds from the sale of discontinued operations	—	0.4
Capital expenditures	(6.2)	(7.3)
Net cash used in investing activities from continuing operations	$(27.4)	$(5.5)

Cash paid for acquisitions was the most significant outlay for investing activities for the six months ended June 24, 2012, as a result of the implementation of our strategy to diversify our business through strategic acquisitions. On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $18.8 million. We paid $20.0 million related to this acquisition in 2012 and received payment of $1.2 million on the settlement of the working capital in 2013. In March 2012, we paid $1.5 million related to the contingent acquisition consideration for SecureInfo for performance milestones achieved in 2011.

Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The increase in capital expenditures of $1.1 million from $6.2 million for the six months ended June 24, 2012 to $7.3 million for the six months ended June 30, 2013 was primarily a result of capital equipment expenditures made by CEi.

Cash used in financing activities from continuing operations is summarized as follows (in millions):

	Six Months Ended
	June 24, 2012	June 30, 2013
Financing activities:
Proceeds from the issuance of common stock	97.0	—
Cash paid for contingent acquisition consideration	(2.5)	(2.1)
Repayments of debt	(0.5)	(0.5)
Debt issuance costs	(1.0)	—
Other	(0.3)	(0.3)
Net cash used in financing activities from continuing operations	$92.7	$(2.9)

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

In April 2012, we paid $2.5 million in contingent acquisition consideration related to the DEI performance milestones achieved in 2011. In April of 2013 the remaining DEI Contingent Consideration of $2.1 million was paid.

Cash provided by discontinued operations is summarized as follows (in millions):

	Six Months Ended
	June 24, 2012	June 30, 2013
Net cash flows provided by discontinued operations	$1.3	$0.8

The cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

Contractual Obligations and Commitments

In order to fund our acquisitions in 2011 and 2012, we issued equity and increased our leverage through a series of financing transactions.

Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, we entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of June 30, 2013, we have issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5 % and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 30, 2013, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of June 30, 2013, there were no outstanding borrowings on the Amended Revolver and $14.2 million was outstanding on letters of credit resulting in net borrowing base availability of $69.3 million. We were in compliance with the financial covenants as of June 30, 2013.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 30, 2013 was $5.3 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of June 30, 2013.

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

Pursuant to the terms of the agreement and plan of merger with DEI Services Corporation entered into on August 9, 2010 (“the DEI Agreement”), upon achievement of certain cash receipts, revenue, EBITDA and backlog amounts in 2010, 2011 and 2012, we were obligated to pay certain additional contingent consideration (the “DEI Contingent Consideration”). We have paid $5.0 million related to the DEI Contingent Consideration, of which $2.5 million and $2.1 million was paid in April 2012 and April 2013, respectively.

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

For the six months ended June 30, 2013, there have been no significant changes to our Critical Accounting Policies or Estimates as compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11 ("ASU 2013-11") "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the quarter ended March 31, 2013, which did not have a material impact on its consolidated financial statements.
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

Cash and cash equivalents as of June 30, 2013 were $49.7 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the six months ended June 30, 2013.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the six month period ended June 30, 2013 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/2012	2.1
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011	2.1
2.3#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	02/08/2011	n/a
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/30/2001	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/2001	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/05/2002	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004	4.1
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.4	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/2010	4.1
4.5	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	02/07/2011	10.2
4.6	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/2011	4.1
4.7	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/2011	4.1
4.8	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/2011	4.1
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/2010	4.1
4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/2011	4.2
4.11	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.12	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010	10.4
4.13	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes).	8-K	03/29/2011	4.1
4.14	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of March 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/04/2011	4.2
4.15	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	4.2
4.16	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/2011	4.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101†
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Acting Principal Accounting Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel
Date:	August 8, 2013