Form 10-Q
period 2013-09-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2013-11-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of November 1, 2013, 57,049,205 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2013

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 30, 2012 and September 29, 2013 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and September 29, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 29, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	46

Item 6.	Exhibits	47

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 30, 2012	September 29, 2013
Assets
Current assets:
Cash and cash equivalents	$49.0	$49.8
Restricted cash	5.5	5.0
Accounts receivable, net	271.9	269.0
Inventoried costs	94.3	83.4
Prepaid expenses	17.4	18.4
Other current assets	17.3	3.7
Total current assets	455.4	429.3
Property, plant and equipment, net	85.6	84.5
Goodwill	596.4	596.4
Intangible assets, net	106.1	78.8
Other assets	40.4	35.7
Total assets	$1,283.9	$1,224.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83.6	$57.7
Accrued expenses	46.4	45.4
Accrued compensation	47.8	37.1
Accrued interest	6.3	22.0
Billings in excess of costs and earnings on uncompleted contracts	43.7	51.2
Deferred income tax liability	28.9	29.0
Other current liabilities	22.1	13.8
Total current liabilities	278.8	256.2
Long-term debt principal, net of current portion	629.7	629.0
Long-term debt premium	18.7	15.6
Other long-term liabilities	32.6	22.2
Total liabilities	959.8	923.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 30, 2012 and September 29, 2013	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 56,613,024 and 57,048,005 shares issued and outstanding at December 30, 2012 and September 29, 2013, respectively	—	—
Additional paid-in capital	847.1	854.5
Accumulated other comprehensive loss	(0.8)	(0.8)
Accumulated deficit	(522.2)	(552.0)
Total stockholders' equity	324.1	301.7
Total liabilities and stockholders’ equity	$1,283.9	$1,224.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Service revenues	$125.6	$108.8	$339.8	$335.0
Product sales	150.7	117.6	365.8	379.9
Total revenues	276.3	226.4	705.6	714.9
Cost of service revenues	98.3	82.4	264.8	254.3
Cost of product sales	103.9	91.7	251.6	282.1
Total costs	202.2	174.1	516.4	536.4
Gross profit	74.1	52.3	189.2	178.5
Selling, general and administrative expenses	54.5	47.8	140.9	144.9
Merger and acquisition expenses	0.3	0.2	2.7	(2.3)
Research and development expenses	4.5	4.8	12.9	14.5
Unused office space and other restructuring	0.7	(6.6)	2.1	(5.0)
Operating income from continuing operations	14.1	6.1	30.6	26.4
Other income (expense):
Interest expense, net	(17.6)	(16.2)	(49.9)	(48.7)
Other income (expense), net	0.4	0.8	1.3	0.2
Total other expense, net	(17.2)	(15.4)	(48.6)	(48.5)
Loss from continuing operations before income taxes	(3.1)	(9.3)	(18.0)	(22.1)
Provision for income taxes from continuing operations	1.3	0.2	3.8	2.9
Loss from continuing operations	(4.4)	(9.5)	(21.8)	(25.0)
Income (loss) from discontinued operations	0.2	(0.4)	(2.6)	(4.8)
Net loss	$(4.2)	$(9.9)	$(24.4)	$(29.8)

Basic loss per common share:
Net loss from continuing operations	$(0.08)	$(0.17)	$(0.50)	$(0.44)
Net income (loss) from discontinued operations	0.01	0.00	(0.06)	(0.08)
Net loss per common share	$(0.07)	$(0.17)	$(0.56)	$(0.52)
Diluted loss per common share:
Net loss from continuing operations	$(0.08)	$(0.17)	$(0.50)	$(0.44)
Net income (loss) from discontinued operations	0.01	0.00	(0.06)	(0.08)
Net loss per common share	$(0.07)	$(0.17)	$(0.56)	$(0.52)
Weighted average common shares outstanding:
Basic	56.6	57.1	43.8	56.7
Diluted	56.6	57.1	43.8	56.7
Comprehensive Loss
Net loss from above	$(4.2)	$(9.9)	$(24.4)	$(29.8)
Other comprehensive income:
Change in cumulative translation adjustment	(0.2)	(0.1)	(0.4)	—
Other comprehensive loss, net of tax	(0.2)	(0.1)	(0.4)	—
Comprehensive loss	$(4.4)	$(10.0)	$(24.8)	$(29.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 29, 2013
Operating activities:
Net loss	$(24.4)	$(29.8)
Less: Loss from discontinued operations	(2.6)	(4.8)
Loss from continuing operations	(21.8)	(25.0)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	42.5	40.7
Deferred income taxes	1.4	—
Stock-based compensation	4.6	6.0
Amortization of deferred financing costs	3.8	3.9
Amortization of premium on Senior Secured Notes	(3.1)	(3.1)
Provision for doubtful accounts	0.4	0.8
Changes in unused office space accrual	—	(6.8)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6.3)	2.1
Inventoried costs	(10.4)	10.9
Prepaid expenses and other assets	(1.9)	0.3
Accounts payable	22.8	(26.1)
Accrued compensation	(1.5)	(10.8)
Accrued expenses	(5.2)	(1.5)
Accrued interest payable	16.6	15.6
Billings in excess of costs and earnings on uncompleted contracts	(4.7)	7.5
Income tax receivable and payable	(0.8)	3.9
Other liabilities	(1.3)	(7.4)
Net cash provided by operating activities from continuing operations	35.1	11.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	(149.4)	2.2
Decrease in restricted cash	0.5	0.5
Proceeds from the sale of discontinued operations	—	0.4
Capital expenditures	(12.0)	(12.2)
Net cash used in investing activities from continuing operations	(160.9)	(9.1)
Financing activities:
Proceeds from the issuance of common stock	97.0	—
Borrowings under credit facility	40.0	—
Cash paid for contingent acquisition consideration	(2.5)	(2.1)
Repayment of debt	(40.8)	(0.8)
Debt issuance costs	(1.2)	—
Other	(0.9)	1.2
Net cash provided by (used in) financing activities from continuing operations	91.6	(1.7)
Net cash flows of continuing operations	(34.2)	0.2
Net operating cash flows of discontinued operations	2.1	0.5
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net increase (decrease) in cash and cash equivalents	(32.0)	0.8
Cash and cash equivalents at beginning of period	69.6	49.0
Cash and cash equivalents at end of period	$37.6	$49.8

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

The information as of September 29, 2013 and for the three and nine months ended September 30, 2012 and September 29, 2013 is unaudited. The condensed consolidated balance sheet as of December 30, 2012 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2013 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The nine months ended September 30, 2012 consisted of a 40-week period. The nine months ended September 29, 2013 consisted of a 39-week period. There were 53 calendar weeks in the fiscal year ended December 30, 2012 and there are 52 calendar weeks in the fiscal year ending on December 29, 2013.

(d)    Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, unused office space, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, contingencies and litigation, contingent acquisition consideration, stock-based compensation and business combination purchase price allocations. In the future, the Company may realize actual results that differ from the current reported estimates, and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

During the three months ended September 29, 2013, the company recognized a $6.8 million reduction in excess facility accrual due primarily to the sublease of additional space to a current subtenant and management's decision to utilize a portion of the building for its own use.

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

(e)    Accounting Standards Updates

In July 2013, the FASB issued Accounting Standards Update 2013-11 ("ASU 2013-11") "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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
Other than as noted above, there have been no changes in the Company's significant accounting policies for the nine months ended September 29, 2013 as compared to the significant accounting policies described in the Form 10-K.

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

Note 2.  Acquisitions

(a)    Summary of Recent Acquisitions

Composite Engineering, Inc.

On July 2, 2012, the Company completed the acquisition of Composite Engineering, Inc. (“CEi”) for approximately $164.0 million. The purchase price, including an adjustment for working capital and cash paid to the CEi shareholders for a 338(h)(10) election of the Internal Revenue Code ("IRC"), included $135.0 million in cash and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEi's indemnification obligations as set forth in the CEi purchase agreement and was reduced by $1.0 million for the working capital adjustment paid to the Company in July 2013, at which time the remaining escrow was released to the sellers. In addition, $2.5 million was paid to retire certain pre-existing CEi debt and settle pre-existing accounts receivable from CEi at its carrying and fair value of $3.0 million. The Company made an election under Section 338(h)(10) of the IRC, which resulted in tax deductible goodwill related to this transaction, and paid approximately $1.6 million in additional tax liability incurred by the shareholders of CEi for this election. The Company estimates that the tax deductible goodwill and intangibles is approximately $140.6 million and can be deducted for federal and California state income taxes over a 15-year period.

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

The amounts of revenue and operating loss of CEi included in the Company's condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 29, 2013 are $23.8 million and $76.8 million, and $7.4 million and $14.2 million, respectively.

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

(b)    Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of CEi occurred on December 26, 2011 and include adjustments that were directly attributable to the transaction or were not expected to have a continuing impact on the Company. The acquisition of CEi is included in the results of operations for the three and nine months ended September 29, 2013. There are no material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings for 2012. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts except per share amounts are in millions):

For the Nine Months Ended September 30, 2012
Pro forma revenues	$754.3
Pro forma net loss before tax	(27.6)
Pro forma net loss	(31.4)
Net loss attributable to the registrant	(21.8)
Basic and diluted pro forma loss per share	$(0.46)

The pro forma financial information reflects the elimination of acquisition related expenses incurred for nine months ended of $0.8 million, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, stock compensation related to the RSUs granted in the CEi transaction, adjusted depreciation expense related to the fair value of property, plant, and equipment acquired, and the related tax expense.

These adjustments are as follows (in millions):

For the Nine Months Ended September 30, 2012
Intangible amortization	$8.0
Net change in stock compensation expense	1.4
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	$24.0

Contingent Acquisition Consideration

In connection with certain acquisitions, the Company has agreed to make additional future payments to the seller contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of FASB ASC Topic 805 Business Combinations ("Topic 805"), the Company will re-measure these liabilities each reporting period and record changes in the fair value in its condensed consolidated statement of operations and comprehensive income (loss). Increases or decreases in the fair value of the contingent consideration liability, which is measured as the present value of expected future cash flows, a Level 3 measurement in the fair value hierarchy (Level 3 hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”)), can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

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

During the fourth quarter of 2012, the KGS reporting unit was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry. At that time, Congress had been unable to agree on a budget that conformed with the Budget Control Act of 2011 requirements, which required additional substantial defense spending reductions through sequestration. Additionally, Congress and the President failed to agree on budgetary, tax and spending issues. As a result a FY 2013 budget was not passed and a six-month continuing resolution that funded the U.S. Government through March 27, 2013 was passed. As of December 2012, these events significantly increased the likelihood of the sequester occurring, which had negative consequences for the defense industry. In addition, as Congress and the Administration could not come to an agreement on terms of a possible national fiscal approach, they also failed to address other fiscal matters such as the debt ceiling, which is currently now expected to be reached in January 2014. These events negatively impacted the Company's estimate of the fair value of the KGS reporting unit, resulting in the book value of KGS exceeding its fair value in step one of the impairment test in the fourth quarter of 2012.

The Company then performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the KGS reporting unit. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, the Company recorded an $82.0 million goodwill impairment in the fourth quarter of 2012. The changes in the carrying amount of goodwill for the nine months ended September 29, 2013 are as follows (in millions):

	Public Safety & Security	Government Solutions	Total

Balance as of December 30, 2012	$35.6	$560.9	$596.5
Retrospective adjustments	—	(0.1)	(0.1)
Balance as of December 30, 2012 after retrospective adjustments	$35.6	$560.8	$596.4

The accumulated impairment losses as of December 30, 2012 and September 29, 2013 were $247.4 million, of which $229.1 million was associated with the KGS segment and $18.3 million was associated with the PSS segment.

(b)	Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of December 30, 2012			As of September 29, 2013
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$97.7	$(36.2)	$61.5	$97.7	$(49.4)	$48.3
Contracts and backlog	80.0	(64.3)	15.7	80.0	(75.2)	4.8
Developed technology and technical know-how	22.1	(6.4)	15.7	22.1	(8.0)	14.1
Trade names	6.1	(1.2)	4.9	6.1	(2.7)	3.4
Favorable operating lease	1.8	(0.4)	1.4	1.8	(0.5)	1.3
Total finite-lived intangible assets	207.7	(108.5)	99.2	207.7	(135.8)	71.9
Acquired indefinite-lived intangible assets:
Trade names	6.9	—	6.9	6.9	—	6.9
Total indefinite-lived intangible assets	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$214.6	$(108.5)	$106.1	$214.6	$(135.8)	$78.8

Consolidated amortization expense related to intangible assets subject to amortization was $13.0 million and $9.0 million for the three months ended September 30, 2012 and September 29, 2013, respectively, and $32.4 million and $27.3 million for the nine months ended September 30, 2012 and September 29, 2013, respectively.

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

Inventoried costs consisted of the following components (in millions):

	December 30, 2012	September 29, 2013
Raw materials	$48.4	$44.4
Work in process	36.5	33.3
Finished goods	7.3	5.0
Supplies and other	2.2	1.9
Subtotal inventoried costs	94.4	84.6
Less: Customer advances and progress payments	(0.1)	(1.2)
Total inventoried costs	$94.3	$83.4

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

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Nine Months Ended
	September 30, 2012	September 29, 2013
Stockholders’ equity at beginning of period	$312.6	$324.1
Comprehensive loss:
Net loss	(24.4)	(29.8)
Foreign currency translation	(0.4)	—
Total comprehensive loss	(24.8)	(29.8)
Additional paid-in-capital from the issuance of common stock for cash	97.0	—
Additional paid-in-capital from the issuance of commons stock in connection with acquisitions	23.8	—
Stock-based compensation	4.6	6.0
Employee stock purchase plan and restricted stock units settled in cash	(0.4)	1.6
Restricted stock units traded for taxes	(0.2)	(0.2)
Stockholders’ equity at end of period	$412.6	$301.7

The components of accumulated other comprehensive loss are as follows (in millions):

	For the Nine Months Ended
	September 30, 2012	September 29, 2013
Cumulative translation adjustment	$(0.3)	$(0.3)
Post retirement benefit reserve adjustment net of tax expense	(0.3)	(0.5)
Total accumulated other comprehensive loss	$(0.6)	$(0.8)

There were no reclassifications from other comprehensive income to net loss for the three or nine months ended September 29, 2013.

Common stock issued by the Company for the nine months ended September 30, 2012 and September 29, 2013 was as follows (in millions):

	For the nine Months Ended
	September 30, 2012	September 29, 2013
Shares outstanding at beginning of the period	32.4	56.6
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.1	0.4
Common stock issued for cash	20.0	—
Common stock issued for acquisitions	4.0	—
Shares outstanding at end of the period	56.5	57.0

Note 6. Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“Topic 260”). Under Topic 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.

	For the Three Months Ended		For the Nine Months Ended
(In millions, except earnings per share)	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Loss from continuing operations (A)	$(4.4)	$(9.5)	$(21.8)	$(25.0)
Weighted average outstanding shares of common stock (B)	56.6	57.1	43.8	56.7
Dilutive effect of employee stock options and awards	—	—	—	—
Common stock and common stock equivalents (C)	56.6	57.1	43.8	56.7
Loss per share:
Basic (A/B)	$(0.08)	$(0.17)	$(0.50)	$(0.44)
Diluted (A/C)	$(0.08)	$(0.17)	$(0.50)	$(0.44)

Note 7. Income Taxes

As of December 30, 2012, the Company had $13.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to possible offset by an increase in the valuation allowance. During the nine months ended September 29, 2013, this amount was increased by $0.1 million relating to the CEI acquisition. This increase in unrecognized tax benefits was recorded as an adjustment to goodwill. Additionally, the unrecognized tax benefit amount was reduced by $3.1 million relating to the expiration of statues of limitations. $1.6 million of this reduction in unrecognized tax benefits was recorded as a benefit from continuing operations. The remaining $1.5 million was offset by an increase to the valuation allowance.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company recorded an expense related to interest and penalties of $0.3 million and $0.1 million for the nine months ended September 30, 2012 and September 29, 2013, respectively. The Company recorded a benefit for interest and penalties related to the reversal of prior positions of $0.1 million for the nine months ended September 30, 2012 and a benefit for interest and penalties related to the reversal of prior positions of $0.2 million for the nine months ended September 29, 2013. The Company believes that no material amount of the liabilities for uncertain tax positions will expire within twelve months of September 29, 2013.
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

In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company's U.S. federal, combined state and certain foreign deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company's net deferred tax assets.

A reconciliation of the total income tax provision to the amount computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three and nine months ended September 30, 2012 and September 29, 2013 is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Income tax benefit at federal statutory rate	$(0.9)	$(3.3)	$(6.3)	$(7.7)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.5	—	1.6	1.6
Nondeductible expenses and other	1.3	—	2.0	0.4
Impact of indefinite lived deferred tax liabilities	0.6	0.2	2.1	2.9
Increase (decrease) in reserves for uncertain tax positions	0.1	(0.1)	0.1	(1.7)
Increase (decrease) in federal valuation allowance	(0.3)	3.4	4.3	7.4
Total	$1.3	$0.2	$3.8	$2.9

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other tax attribute carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value (which may be modified for certain recent increases to capital) at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months. The annual base Section 382 limitation may be increased for certain recognized built-in gains during the 5-year period succeeding an ownership change The Company has incurred multiple “ownership changes” in recent years that will limit the utilization of the loss carryforwards. As a result of these changes, the Company's federal and state annual utilization of NOL carryforwards will be limited. For the nine months ended September 29, 2013, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings, shifts or acquisitions that have equity as a component of the purchase price could also result in an ownership change. If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.

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

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Revenue	$6.0	$—	$13.3	$3.6
Net income (loss) before taxes	0.2	(0.4)	(2.7)	(4.8)
Provision for income taxes	—	—	(0.1)	—
Net income (loss) after taxes	$0.2	$(0.4)	$(2.6)	$(4.8)

 The following is a summary of the assets and liabilities of discontinued operations, which are in other current assets, other non-current assets, other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 30, 2012 and September 29, 2013 (in millions):

	December 30, 2012	September 29, 2013
Accounts receivable, net	$3.4	$—
Inventoried costs	3.0	—
Other current assets	0.2	—
Current assets of discontinued operations	6.6	—
Property and equipment, net	0.4	—
Other non-current assets	0.4	—
Non-current assets of discontinued operations	$0.8	$—
Accounts payable and accrued expenses	$4.4	$2.9
Billings in excess of costs and earnings on uncompleted contracts	0.1	—
Other current liabilities	0.4	0.3
Current liabilities of discontinued operations	4.9	3.2
Other long-term liabilities	0.3	—
Long-term liabilities of discontinued operations	$0.3	$—

Note 9. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of September 29, 2013, the Company has issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 29, 2013, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of September 29, 2013, there were no outstanding borrowings on the Amended Revolver and $15.1 million was outstanding on letters of credit, resulting in net borrowing base availability of $74.6 million. The Company was in compliance with the financial covenants as of September 29, 2013.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million 10-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of September 29, 2013 was $5.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of September 29, 2013.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 30, 2012 and September 29, 2013 are presented in the following table:

	As of December 30, 2012			As of September 29, 2013
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total Long-term debt including current portion	$630.7	$649.4	$690.5	$630.0	$645.6	$686.6

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium of $15.6 million as of September 29, 2013, which is the difference between the carrying amount of $645.6 million and the principal amount of $630.0 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Note 10. Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 30, 2012 and September 29, 2013 are presented in Note 9. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable and short-term debt, approximated their estimated fair values at December 30, 2012 and September 29, 2013.

Note 11. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $162.9 million and $143.4 million or 59% and 63% of total Kratos revenue for the three months ended September 30, 2012 and September 29, 2013, respectively, and approximately $443.8 million and $460.9 million, or 63% and 64%, of total revenue for the nine months ended September 30, 2012 and September 29, 2013, respectively.

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

On April 10, 2013, the President delivered his proposed Fiscal Year ("FY") 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. On October 17, 2013 HR. 2775 the “Continuing Appropriations Act of 2014” was signed into law by the President, extending the debt ceiling through February 7, 2014 and temporarily restoring funding for government agencies. The legislation funds federal agencies only until January 15, 2014, and at the FY 2013 enacted levels, which reflect the first sequestration cuts that took effect in March and a discretionary funding level of $986 billion, the amount available to the appropriators to fund FY 2014 federal government programs. There continues to be uncertainty in how sequestration will ultimately be implemented, and there are many variables in how the law could be applied that make it difficult to determine the specific impacts. Any automatic reductions in national defense programs could impact the Company's significant customers, which in turn could impact the Company's business and financial results.

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

Revenues, depreciation and amortization, and operating income generated by the Company’s current reporting segments for the three and nine month periods ended September 30, 2012 and September 29, 2013 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Revenues:
Kratos Government Solutions
Service revenues	$72.8	$57.0	$202.4	$180.9
Product sales	150.7	117.6	365.8	379.9
Total Kratos Government Solutions	223.5	174.6	568.2	560.8
Public Safety & Security
Service revenues	52.8	51.8	137.4	154.1
Product sales	—	—	—	—
Total Public Safety & Security	52.8	51.8	137.4	154.1
Total revenues	$276.3	$226.4	$705.6	$714.9
Depreciation & amortization:
Kratos Government Solutions	$15.7	$12.1	$39.9	$38.0
Public Safety & Security	0.9	0.8	2.6	2.7
Total depreciation and amortization	$16.6	$12.9	$42.5	$40.7
Operating income:
Kratos Government Solutions	$14.0	$6.4	$32.4	$23.8
Public Safety & Security	3.3	1.8	7.3	5.7
Unallocated corporate expense, net	(3.2)	(2.1)	(9.1)	(3.1)
Total operating income	$14.1	$6.1	$30.6	$26.4

Note 13. Commitments and Contingencies

(a)	Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the Company's consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation and legal matters are inherently unpredictable and unfavorable resolutions could occur, assessing litigation and legal matter contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of the Company's potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance of any such losses, damages or remedies on the Company's consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

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

Other Litigation Matters. The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business, and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. We intend to defend ourselves in any such matters and do not currently believe that the outcome of any such matters will have a material adverse impact on our financial condition, results of operations or cash flows.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Nine Months Ended
	September 30, 2012	September 29, 2013
Balance at beginning of the period	$4.6	$5.2
Costs accrued and revenues deferred	—	0.3
Warranty liabilities assumed from acquisitions	1.2	—
Settlements made (in cash or kind) and revenues recognized	(0.7)	(0.6)
Balance at end of period	5.1	4.9
Less: Current portion	(5.1)	(4.6)
Non-current accrued product warranty and deferred warranty revenue	$—	$0.3

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

Condensed Consolidating Balance Sheet December 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$37.8	$(4.0)	$15.2	$—	$49.0
Accounts receivable, net	—	253.5	18.4	—	271.9
Amounts due from affiliated companies	480.2	—	—	(480.2)	—
Inventoried costs	—	75.4	18.9	—	94.3
Other current assets	9.1	28.0	3.1	—	40.2
Total current assets	527.1	352.9	55.6	(480.2)	455.4
Property, plant and equipment, net	1.3	74.7	9.6	—	85.6
Goodwill	—	574.7	21.7	—	596.4
Intangible assets, net	—	103.4	2.7	—	106.1
Investment in subsidiaries	439.8	28.8	—	(468.6)	—
Amounts due from affiliated companies	—	24.0	—	(24.0)	—
Other assets	17.6	22.4	0.4	—	40.4
Total assets	$985.8	$1,180.9	$90.0	$(972.8)	$1,283.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$75.2	$5.6	$—	$83.6
Accrued expenses	7.0	42.3	3.4	—	52.7
Accrued compensation	2.9	41.8	3.1	—	47.8
Billings in excess of costs and earnings on uncompleted contracts	—	40.5	3.2	—	43.7
Deferred income tax liability	—	28.9	—	—	28.9
Amounts due to affiliated companies	—	455.1	25.1	(480.2)	—
Other current liabilities	1.1	19.1	1.9	—	22.1
Total current liabilities	13.8	702.9	42.3	(480.2)	278.8
Long-term debt, net of current portion	643.6		4.8	—	648.4
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	4.3	26.2	2.1	—	32.6
Total liabilities	661.7	729.1	73.2	(504.2)	959.8
Total stockholders' equity	324.1	451.8	16.8	(468.6)	324.1
Total liabilities and stockholders' equity	$985.8	$1,180.9	$90.0	$(972.8)	$1,283.9

Condensed Consolidating Balance Sheet September 29, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$34.2	$(3.4)	$19.0	$—	$49.8
Accounts receivable, net	—	248.6	20.4	—	269.0
Amounts due from affiliated companies	450.8	—	—	(450.8)	—
Inventoried costs	—	67.8	15.6	—	83.4
Other current assets	9.5	14.7	2.9	—	27.1
Total current assets	494.5	327.7	57.9	(450.8)	429.3
Amounts due from affiliated companies, long-term	—	24.0	—	(24.0)	—
Property, plant and equipment, net	1.9	72.3	10.3	—	84.5
Goodwill	—	574.7	21.7	—	596.4
Intangible assets, net	—	77.1	1.7	—	78.8
Investment in subsidiaries	463.9	33.1	—	(497.0)	—
Other assets	13.8	21.7	0.2	—	35.7
Total assets	$974.1	$1,130.6	$91.8	$(971.8)	$1,224.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3.0	$51.0	$3.7	$—	$57.7
Accrued expenses	22.8	40.9	3.7	—	67.4
Accrued compensation	2.2	31.2	3.7	—	37.1
Billings in excess of costs and earnings on uncompleted contracts	—	44.7	6.5	—	51.2
Deferred income tax liability	—	29.0	—	—	29.0
Amounts due to affiliated companies	—	428.9	21.9	(450.8)	—
Other current liabilities	1.3	11.5	1.0	—	13.8
Total current liabilities	29.3	637.2	40.5	(450.8)	256.2
Long-term debt, net of current portion	640.6	—	4.0	—	644.6
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.5	17.5	2.2	—	22.2
Total liabilities	672.4	654.7	70.7	(474.8)	923.0
Total stockholders' equity	301.7	475.9	21.1	(497.0)	301.7
Total liabilities and stockholders' equity	$974.1	$1,130.6	$91.8	$(971.8)	$1,224.7

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$124.9	$0.7	$—	$125.6
Product sales	—	136.8	17.0	(3.1)	150.7
Total revenues	—	261.7	17.7	(3.1)	276.3
Cost of service revenues	—	97.8	0.5	—	98.3
Cost of product sales	—	96.1	10.9	(3.1)	103.9
Total costs	—	193.9	11.4	(3.1)	202.2
Gross profit	—	67.8	6.3	—	74.1
Selling, general and administrative expenses	4.5	47.2	3.8	—	55.5
Research and development expenses	—	4.3	0.2	—	4.5
Operating income (loss) from continuing operations	(4.5)	16.3	2.3	—	14.1
Other income (expense):
Interest expense, net	17.6	(0.1)	0.1	—	17.6
Other income (expense), net	—	0.1	(0.5)	—	(0.4)
Total other income and expense, net	17.6	—	(0.4)	—	17.2
Income (loss) from continuing operations before income taxes	(22.1)	16.3	2.7	—	(3.1)
Provision for income taxes from continuing operations	—	0.9	0.4	—	1.3
Income (loss) from continuing operations	(22.1)	15.4	2.3	—	(4.4)
Income (loss) from discontinued operations	—	(0.5)	0.7	—	0.2
Equity in net income (loss) of subsidiaries	17.9	3.0	—	(20.9)	—
Net income (loss)	$(4.2)	$17.9	$3.0	$(20.9)	$(4.2)
Comprehensive income (loss)	$(4.4)	$17.9	$2.8	$(20.7)	$(4.4)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 29, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$107.6	$1.2	$—	$108.8
Product sales	—	103.9	17.5	(3.8)	117.6
Total revenues	—	211.5	18.7	(3.8)	226.4
Cost of service revenues	—	81.7	0.7	—	82.4
Cost of product sales	—	82.2	13.3	(3.8)	91.7
Total costs	—	163.9	14.0	(3.8)	174.1
Gross profit	—	47.6	4.7	—	52.3
Selling, general and administrative expenses	1.4	36.2	3.8	—	41.4
Research and development expenses	—	4.7	0.1	—	4.8
Operating income (loss) from continuing operations	(1.4)	6.7	0.8	—	6.1
Other income (expense):
Interest expense, net	(16.2)	0.1	(0.1)	—	(16.2)
Other income (expense), net	—	0.2	0.6	—	0.8
Total other income and expense, net	(16.2)	0.3	0.5	—	(15.4)
Income (loss) from continuing operations before income taxes	(17.6)	7.0	1.3	—	(9.3)
Provision (benefit) for income taxes from continuing operations	—	(0.1)	0.3	—	0.2
Income (loss) from continuing operations	(17.6)	7.1	1.0	—	(9.5)
Income (loss) from discontinued operations	—	(0.4)	—	—	(0.4)
Equity in net income (loss) of subsidiaries	7.7	1.0	—	(8.7)	—
Net income (loss)	$(9.9)	$7.7	$1.0	$(8.7)	$(9.9)
Comprehensive income (loss)	$(10.0)	$7.7	$0.9	$(8.6)	$(10.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$337.9	$1.9	$—	$339.8
Product sales	—	329.4	46.0	(9.6)	365.8
Total revenues	—	667.3	47.9	(9.6)	705.6
Cost of service revenues	—	263.5	1.3	—	264.8
Cost of product sales	—	231.0	30.2	(9.6)	251.6
Total costs	—	494.5	31.5	(9.6)	516.4
Gross profit	—	172.8	16.4	—	189.2
Selling, general and administrative expenses	9.3	126.1	10.3	—	145.7
Research and development expenses	—	12.2	0.7	—	12.9
Operating (loss) income from continuing operations	(9.3)	34.5	5.4	—	30.6
Other income expense:
Interest expense, net	49.7	(0.2)	0.4	—	49.9
Other expense, net	(0.3)	—	(1.0)	—	(1.3)
Total other expense, net	49.4	(0.2)	(0.6)	—	48.6
Income (loss) from continuing operations before income taxes	(58.7)	34.7	6.0	—	(18.0)
Provision for income taxes from continuing operations	—	3.1	0.7	—	3.8
Income (loss) from continuing operations	(58.7)	31.6	5.3	—	(21.8)
Loss from discontinued operations	—	(3.3)	0.7	—	(2.6)
Equity in net income (loss) of subsidiaries	34.3	6.0	—	(40.3)	—
Net income (loss)	(24.4)	34.3	6.0	(40.3)	(24.4)
Comprehensive income (loss)	$(24.8)	$34.3	$5.6	$(39.9)	$(24.8)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 29, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$332.4	$2.6	$—	$335.0
Product sales	—	338.1	55.1	(13.3)	379.9
Total revenues	—	670.5	57.7	(13.3)	714.9
Cost of service revenues	—	252.5	1.8	—	254.3
Cost of product sales	—	255.7	39.7	(13.3)	282.1
Total costs	—	508.2	41.5	(13.3)	536.4
Gross profit	—	162.3	16.2	—	178.5
Selling, general and administrative expenses	5.1	122.4	10.1	—	137.6
Research and development expenses	—	13.7	0.8	—	14.5
Operating (loss) income from continuing operations	(5.1)	26.2	5.3	—	26.4
Other income expense:
Interest expense, net	(48.4)	0.1	(0.4)	—	(48.7)
Other expense, net	—	0.3	(0.1)	—	0.2
Total other expense, net	(48.4)	0.4	(0.5)	—	(48.5)
Income (loss) from continuing operations before income taxes	(53.5)	26.6	4.8	—	(22.1)
Provision for income taxes from continuing operations	0.5	1.9	0.5	—	2.9
Income (loss) from continuing operations	(54.0)	24.7	4.3	—	(25.0)
Loss from discontinued operations	0.1	(4.9)	—	—	(4.8)
Equity in net income (loss) of subsidiaries	24.1	4.3	—	(28.4)	—
Net income (loss)	$(29.8)	$24.1	$4.3	$(28.4)	$(29.8)
Comprehensive income (loss)	$(29.8)	$24.1	$4.3	$(28.4)	$(29.8)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2012 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32.5)	$61.6	$6.0	$—	$35.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	(149.4)	—	—	—	(149.4)
(Increase) decrease in restricted cash	(0.4)	0.9	—	—	0.5
Capital expenditures	(0.4)	(10.1)	(1.5)	—	(12.0)
Net cash used in investing activities from continuing operations	(150.2)	(9.2)	(1.5)	—	(160.9)
Financing activities:
Proceeds from the issuance of common stock for cash, net of issuance costs	97.0	—	—	—	97.0
Cash paid for contingent acquisition consideration	—	(2.5)	—	—	(2.5)
Debt issuance costs	(1.2)	—	—	—	(1.2)
Borrowings under line of credit	40.0				40.0
Repayment of debt	(40.0)	—	(0.8)	—	(40.8)
Financing from affiliated companies	55.7	(55.7)	—	—	—
Other, net	(0.5)	(0.4)	—	—	(0.9)
Net cash provided by (used in) financing activities from continuing operations	151.0	(58.6)	(0.8)	—	91.6
Net cash flows of continuing operations	(31.7)	(6.2)	3.7	—	(34.2)
Net operating cash flows from discontinued operations	—	2.1	—	—	2.1
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	$(31.7)	$(4.1)	$3.8	$—	$(32.0)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 29, 2013 (Unaudited)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33.4)	$40.7	$3.7	$—	$11.0
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	2.2	—	—	2.2
Decrease in restricted cash	—	0.5	—	—	0.5
Other, net	—	0.4	—	—	0.4
Capital expenditures	(1.0)	(9.3)	(1.9)	—	(12.2)
Net cash used in investing activities from continuing operations	(1.0)	(6.2)	(1.9)	—	(9.1)
Financing activities:
Repayment of debt	—	—	(0.8)	—	(0.8)
Cash paid for contingent acquisition consideration	—	(2.1)	—	—	(2.1)
Financings from affiliated companies	29.6	(32.4)	2.8	—	—
Other, net	1.2	—	—	—	1.2
Net cash provided by (used in) financing activities from continuing operations	30.8	(34.5)	2.0	—	(1.7)
Net cash flows of continuing operations	(3.6)	—	3.8	—	0.2
Net operating cash flows from discontinued operations	—	0.5	—	—	0.5
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	$(3.6)	$0.5	$3.9	$—	$0.8

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

Overview

We are a specialized security technology business providing mission critical products, services and solutions for domestic and international customers, with our principal customers being national security related agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, system integration, and test and evaluation offerings for national related security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

We manufacture and design specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, intelligence, surveillance and reconnaissance, and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable client base, strong client relationships, broad array of contract vehicles, large employee base possessing specialized skills, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

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

On April 10, 2013, the President delivered his proposed Fiscal Year ("FY") 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. On October 17, 2013, HR. 2775 the “Continuing Appropriations Act of 2014” was signed into law by the President, extending the debt ceiling through February 7, 2014 and temporarily restoring funding for government agencies. The legislation funds federal agencies only until January 15, 2014, and at the FY 2013 enacted levels, which reflect the first sequestration cuts that took effect in March and a discretionary funding level of $986 billion, the amount available to the appropriators to fund FY 2014 federal government programs.

The delay in the sequester has left the Department of Defense ("DoD") less time to enact 2013 automatic spending cuts and adds to the uncertainty from such cuts. The nation's debt ceiling, as noted above, is currently scheduled to be reached on February 7, 2014 with current budget spending levels authorized through January 15, 2014. Although we are not yet able to determine all program specific impacts, we expect the reduced FY 2013 and FY 2014 budget levels will result in lower or delayed awards on some of our programs and the related impacts to company revenues, earnings and cash flows will likely follow reduced or delayed awards.

Despite the sequestration order and the budget debate, we believe that spending on modernization and maintenance of foundational and strategic defense, national and homeland security assets will continue to be a national priority. The vast majority of our programs are funded in the DoD Base budget and not the Overseas Contingency Operations budget. We also believe that our business is aligned with mission critical national security priorities, particularly in the areas of unmanned aerial vehicles, cybersecurity, electronic warfare, ballistic missile defense, satellite communications, space programs and science and technology efforts. Nevertheless, the actual impact of sequestration and the federal budget debates are uncertain at this time, and we cannot be sure that these events will not have a significant adverse effect on our business and results of operations. See the risk factor entitled “The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and governmental entities” in Part II, Item 1A, "Risk Factors" of the Form 10-K.

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

On July 2, 2012, we completed the acquisition of CEi for approximately $164.0 million. The purchase price, including an adjustment for working capital and cash paid to the shareholders for a 338(h)(10) election of the Internal Revenue Code ("IRC"), included $135.0 million in cash and 4.0 million shares of our common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEi's indemnification obligations as set forth in the CEi purchase agreement and was reduced by $1.0 million to pay the working capital adjustment paid to us in July 2013, at which time the remaining escrow was released to the sellers. In addition, $2.5 million was paid to retire certain pre-existing CEi debt and settle pre-existing accounts receivable from CEi at its carrying and fair value of $3.0 million. We made an election under Section 338(h)(10) of the IRC, which resulted in tax deductible goodwill related to this transaction and as a result paid approximately $1.6 million in additional tax liability incurred by the shareholders of CEi for this election. We estimate the tax deductible goodwill and intangibles is approximately $140.6 million and can be deducted for federal and California state income taxes over a 15-year period.

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

On December 30, 2011, we acquired a Critical Infrastructure Business for approximately $18.8 million, which includes a final agreement on the working capital adjustment.

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

As of September 29, 2013, we consider the following factors to be important in understanding our financial statements.

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

Comparison of Results for the Three Months Ended September 30, 2012 to the Three Months Ended September 29, 2013

Revenues.  Revenues decreased $49.9 million from $276.3 million for the three months ended September 30, 2012 to $226.4 million for the three months ended September 29, 2013. KGS segment revenue decreased by $48.9 million. This decrease was primarily due to a decline in shipments of our defense products in our ground equipment, electronic warfare, aerial targets and satellite communications businesses, due in part to a delay in orders and awards as a result of the existing federal government and DoD funding environment, and continued ongoing weakness and increased competition in our legacy government services businesses and delays in service programs as a result of the continuing resolution and uncertainty related to sequestration. PSS segment revenue decreased by $1.0 million. Revenues by operating segment for the three months ended September 30, 2012 and September 29, 2013 are as follows (dollars in millions):

	September 30, 2012	September 29, 2013	$ change	% change
Kratos Government Solutions
Service revenues	$72.8	$57.0	$(15.8)	(21.7)%
Product sales	150.7	117.6	(33.1)	(22.0)%
Total Kratos Government Solutions	223.5	174.6	(48.9)	(21.9)%
Public Safety & Security
Service revenues	52.8	51.8	(1.0)	(1.9)%
Product sales	—	—	—	—%
Total Public Safety & Security	52.8	51.8	(1.0)	(1.9)%
Total revenues	$276.3	$226.4	$(49.9)	(18.1)%

Product sales decreased $33.1 million from $150.7 million for the three months ended September 30, 2012 to $117.6 million for the three months ended September 29, 2013, primarily as a result of the decline in product shipments discussed above.  As a percentage of total revenue, product sales were 54.5% for the three months ended September 30, 2012 as compared to 51.9% for the three months ended September 29, 2013. Service revenues decreased by $16.8 million from $125.6 million for the three months ended September 30, 2012 to $108.8 million for the three months ended September 29, 2013. The decrease was primarily related to the reductions in the legacy government service revenues of approximately $5.0 million and other service contracts the KGS segment.

Cost of Revenues.  Cost of revenues decreased $28.1 million from $202.2 million for the three months ended September 30, 2012 to $174.1 million for the three months ended September 29, 2013. The decrease in cost of revenues was primarily a result of the changes discussed above.

Gross margin decreased from 26.8% for the three months ended September 30, 2012 to 23.1% for the three months ended September 29, 2013. Margins on services increased for the three months ended September 30, 2012 as compared to September 29, 2013, from 21.7% to 24.3%, respectively, due primarily to increased margins in our KGS segment. Margins on products decreased for the three months ended September 30, 2012 as compared to September 29, 2013 from 31.1% to 22.0%, respectively, as a result of increased costs recorded on certain aerial target contracts in the third quarter to reflect retrofits necessary to address a design issue, as well as to a lesser degree due to a mix of products shipped. Margins in the KGS segment decreased from 27.4% for the three months ended September 30, 2012 to 22.6% for the three months ended September 29, 2013, primarily as a result of the design retrofit costs and mix of products shipped. Margins in the PSS segment remained fairly flat at 24.2% for the three months ended September 30, 2012 and 24.7% for the three months ended September 29, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased $6.7 million from $54.5 million for the three months ended September 30, 2012 to $47.8 million for the three months ended September 29, 2013. As a percentage of revenues, SG&A increased from 19.7% to 21.1%. Excluding amortization of intangibles of $13.0 million for the three months ended September 30, 2012 and amortization of intangibles of $9.0 million for the three months ended September 29, 2013, SG&A increased as a percentage of revenues from 15.0% to 17.1% for the three months ended September 30, 2012 and September 29, 2013, respectively, primarily as a result of increases in certain infrastructure costs including information technology and network security.

Merger and Acquisition Expenses.  Merger and acquisition expenses of $0.3 million for the three months ended September 30, 2012 were primarily related to the acquisition of CEi, and $0.2 million for the three months ended September 29, 2013 were related to legal costs associated with an acquired entity.

Research and Development Expenses.  Research and development expenses were $4.5 million for the three months ended September 30, 2012 and $4.8 million for the three months ended September 29, 2013.

Unused office space and other restructuring. The expense of $0.7 million for the three months ended September 30, 2012 was a result of an increase in our excess facility accrual due to consolidation of office space at our Lanham, Maryland administrative facilities. The benefit of $6.6 million for the three months ended September 29, 2013 was primarily due to a change in the necessary estimated excess facility accrual of office space at our Colombia, Maryland administrative facilities partially offset by expenses related to workforce reductions as a result of cost reduction initiatives we have implemented across the Company.

Other Expense, Net.  Other expense, net decreased from $17.2 million to $15.4 million for the three months ended September 30, 2012 and September 29, 2013, respectively. The decrease in expense of $1.8 million is primarily related to a year over year reduction in the benefit of foreign currency transaction gains, and a reduction in interest expense.

Provision for Income Taxes.  Income tax expense for the three months ended September 30, 2012 and September 29, 2013 was $1.3 million and $0.2 million, respectively on a loss of $3.1 and $9.3 million before income taxes, respectively. The tax expense of $1.3 million and of $0.2 million for the three months ended September 30, 2012 and September 29, 2013, respectively, were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations.  Revenue from discontinued operations was $6.0 million and $0.0 million, tax expense was $0.0 million and $0.0 million, and income (loss) from discontinued operations was $0.2 million and $(0.4) million for the three months ended September 30, 2012 and September 29, 2013, respectively. The revenue and income for the three months ended September 30, 2012 and September 29, 2013 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Comparison of Results for the Nine Months Ended September 30, 2012 to the Nine Months Ended September 29, 2013

Revenues.  Revenues increased $9.3 million from $705.6 million for the nine months ended September 30, 2012 to $714.9 million for the nine months ended September 29, 2013. KGS segment revenue decreased by $7.4 million. This decrease was primarily due to a decline in shipments of defense products, due in part to a delay in orders and awards as a result of the existing federal government and DoD funding environment, continued ongoing weakness and increased competition in our legacy government services businesses of $12.5 million and delays in service programs as a result of the continuing resolution and uncertainty related to sequestration. PSS segment revenue increased by $16.7 million which was primarily due to organic growth driven primarily by an increase in revenue from large metropolitan transit authority and other programs. Revenues by operating segment for the nine months ended September 30, 2012 and September 29, 2013 are as follows (dollars in millions):

	September 30, 2012	September 29, 2013	$ change	% change
Kratos Government Solutions
Service revenues	$202.4	$180.9	$(21.5)	(10.6)%
Product sales	365.8	379.9	14.1	3.9%
Total Kratos Government Solutions	568.2	560.8	(7.4)	(1.3)%
Public Safety & Security
Service revenues	137.4	154.1	16.7	12.2%
Product sales	—	—	—	—%
Total Public Safety & Security	137.4	154.1	16.7	12.2%
Total revenues	$705.6	$714.9	$9.3	1.3%

Product sales increased $14.1 million from $365.8 million for the nine months ended September 30, 2012 to $379.9 million for the nine months ended September 29, 2013.   As a percentage of total revenue, product sales were 51.8% for the nine months ended September 30, 2012 as compared to 53.1% for the nine months ended September 29, 2013.  This increase was primarily related to the acquisition of CEi. Service revenues decreased by $4.8 million from $339.8 million for the nine months ended September 30, 2012 to $335.0 million for the nine months ended September 29, 2013. The decrease was primarily related to the reductions in the legacy government services revenue and other service contracts in the KGS segment, as discussed above, partially offset by the organic growth in the PSS segment.

Cost of Revenues.  Cost of revenues increased from $516.4 million for the nine months ended September 30, 2012 to $536.4 million for the nine months ended September 29, 2013. The $20.0 million increase in cost of revenues was primarily a result of the acquisitions of CEi and costs related to revenue from organic growth in our PSS segment as discussed above.

Gross margin decreased from 26.8% for the nine months ended September 30, 2012 to 25.0% for the nine months ended September 29, 2013. Margins on services increased from 22.1% for the nine months ended September 30, 2012 to 24.1%

for the nine months ended September 29, 2013, due primarily to increased margins in our KGS segment. Margins on products decreased for the nine months ended September 30, 2012 as compared to September 29, 2013 from 31.2% to 25.7%, respectively, as a result of increased costs recorded on certain aerial target contracts in the third quarter design retrofit, as well to a mix of products shipped. Margins in the PSS segment remained flat at 25.8% for the nine months ended September 30, 2012 and for the nine months ended September 29, 2013.

Selling, General and Administrative Expenses.  SG&A increased $4.0 million from $140.9 million for the nine months ended September 30, 2012 to $144.9 million for the nine months ended September 29, 2013. The increase was primarily a result of the acquisitions of CEi, which had SG&A of $6.9 million. As a percentage of revenues, SG&A increased from 20.0% to 20.3%. Excluding amortization of intangibles of $32.4 million for the nine months ended September 30, 2012 and amortization of intangibles of $27.3 million for the nine months ended September 29, 2013, SG&A increased as a percentage of revenues from 15.4% to 16.4% for the nine months ended September 30, 2012 and September 29, 2013, respectively, primarily reflecting increases in certain infrastructure costs, including information technology, network security, and non-recurring audit fees related to our change in external auditors.

Merger and Acquisition Expenses. Merger and acquisition expenses of $2.7 million for the nine months ended September 30, 2012, were primarily related to the acquisition of CEi. The benefit of $2.3 million for the nine months ended September 29, 2013, was due to the reduction in a $3.1 million liability as a result of the final settlement of our indemnity obligations related to former directors and officers of Integral on July 1, 2013, partially offset by other merger expenses and legal fees related to prior acquisitions. See Note 13 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our indemnity obligations.

Research and Development Expenses.  Research and development expenses increased from $12.9 million for the nine months ended September 30, 2012 to $14.5 million for the nine months ended September 29, 2013, primarily due to select investments we are making to enhance certain satellite and electronic warfare/electronic attack products and the acquisition of CEi.

Unused office space and other restructuring. The expense of $2.1 million for the nine months ended September 30, 2012 was a result of an increase in our excess facility accrual due to consolidation of office space at our Lanham, Maryland administrative facilities. The credit of $5.0 million for the nine months ended September 29, 2013 was due to a reduction in the excess facility accrual of office space at the Columbia, Maryland administrative facilities, partially offset by expenses related to workforce reductions as a result of cost reduction initiatives we have implemented across the Company.

Other Expense, Net.  Other expense, net decreased from $48.6 million to $48.5 million for the nine months ended September 30, 2012 and September 29, 2013, respectively. The decrease in expense of $0.1 million is primarily related to a change in foreign currency transactions. We had other income of $1.3 million and $0.2 million for the nine months ended September 30, 2012 and September 29, 2013, respectively, primarily related to foreign currency transactions.

Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2012 and September 29, 2013 was $3.8 million and $2.9 million, respectively on a loss of $18.0 million and $22.1 million before income taxes, respectively. The tax expense of $3.8 million and $2.9 million for the nine months ended September 30, 2012 and September 29, 2013, respectively, were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

Income (loss) from Discontinued Operations.  Revenue from discontinued operations was $13.3 million and $3.6 million for the nine months ended September 30, 2012 and September 29, 2013, respectively. There was a tax benefit of $0.1 million in 2012 and a tax expense of $0.0 million in 2013, and loss from discontinued operations was $2.6 million and $4.8 million for the nine months ended September 30, 2012 and September 29, 2013, respectively. The revenue and loss for the nine months ended September 30, 2012 and September 29, 2013 was primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. During the nine months ended September 29, 2013, we recorded a $1.2 million impairment charge related to our revised estimate of the fair value of these operations. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Backlog

As of September 30, 2012 and September 29, 2013, our backlog was approximately $1.3 billion and $1.1 billion, respectively, of which $692.0 million was funded in 2012 and $543.0 million was funded in 2013. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of September 29, 2013, we had cash and cash equivalents of $49.8 million compared with cash and cash equivalents of $49.0 million as of December 30, 2012, which includes $19.0 million and $15.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion may be considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the premium of $15.6 million received on Notes issued, decreased by $4.2 million from $650.3 million on December 30, 2012 to $646.1 million on September 29, 2013. The decrease in debt was primarily the result of the amortization of the premium on the Notes of approximately $3.1 million and a $0.8 million principal payment on a ten-year term loan with a bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet the delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (DSOs) have increased from 94 days at December 30, 2012 to 108 days as of September 29, 2013 primarily as a result of certain contractual milestones that have not yet been attained and therefore we are unable to bill for amounts outstanding related to those milestones. In addition the current DoD budgetary environment which has caused some delays in obtaining funding necessary to proceed with invoicing, has impacted our DSOs as well. Our accounts receivable balance of $269.0 million at September 29, 2013 includes $1.3 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. ("Gichner") entered into with the Greek Ministry of Defense (GMoD) in 2004 prior to our acquisition of Gichner in 2010. After numerous delays by our customer and the GMoD, activity has resumed on the project. We currently expect product shipments to continue through late 2013 when the final shipment is delivered. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	September 30, 2012	September 29, 2013
Net cash provided by operating activities from continuing operations	$35.1	$11.0

Cash provided by operating activities from continuing operations includes $3.1 million and $0.6 million in transaction costs paid related to our acquisitions for the nine months ended September 30, 2012 and September 29, 2013, respectively.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Nine Months Ended
	September 30, 2012	September 29, 2013
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(149.4)	$2.2
Decrease in restricted cash	0.5	0.5
Proceeds from the sale of discontinued operations	—	0.4
Capital expenditures	(12.0)	(12.2)
Net cash used in investing activities from continuing operations	$(160.9)	$(9.1)

Cash paid for acquisitions was the most significant outlay for investing activities for the nine months ended September 30, 2012, as a result of the implementation of our strategy to diversify our business through strategic acquisitions. On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $18.8 million. On July 2, 2012, we completed the acquisition of CEI and paid approximately $135.0 million for the cash portion of the purchase of CEI common stock and to retire CEI's existing debt and capital leases. We reached settlements of the total working capital adjustments owed to us for these acquisitions of $2.2 million which we received in 2013.

Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The increase in capital expenditures of $0.2 million from $12.0 million for the nine months ended September 30, 2012 to $12.2 million for the nine months ended September 29, 2013 was primarily a result of capital equipment expenditures made by CEi.

 Cash used in financing activities from continuing operations is summarized as follows (in millions):

	Nine Months Ended
	September 30, 2012	September 29, 2013
Financing activities:
Proceeds from the issuance of common stock	$97.0	$—
Cash paid for contingent acquisition consideration	(2.5)	(2.1)
Borrowings under credit facility	40.0
Repayments of debt	(40.8)	(0.8)
Debt issuance costs	(1.2)	—
Other	(0.9)	1.2
Net cash used in financing activities from continuing operations	$91.6	$(1.7)

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

In April 2012, we paid $2.5 million in contingent acquisition consideration related to the DEI performance milestones achieved in 2011. In April 2013, we paid the remaining $2.1 million of DEI Contingent Consideration of.

Cash provided by discontinued operations is summarized as follows (in millions):

	Nine Months Ended
	September 30, 2012	September 29, 2013
Net cash flows provided by discontinued operations	$2.1	$0.5

The cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

Contractual Obligations and Commitments

In order to fund our acquisitions, we issued equity and increased our leverage through a series of financing transactions.

Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, we entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of September 29, 2013, we have issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5 % and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of September 29, 2013, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of September 29, 2013, there were no outstanding borrowings on the Amended Revolver and $15.1 million was outstanding on letters of credit resulting in net borrowing base availability of $74.6 million. We were in compliance with the financial covenants as of September 29, 2013.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of September 29, 2013 was $5.0 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of September 29, 2013.

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

For the nine months ended September 29, 2013, there have been no significant changes to our Critical Accounting Policies or Estimates as compared to the significant accounting policies described in the Form 10-K.

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
In December 2011 and February 2013, the FASB issued an amendment to the Balance Sheet topic of the ASC, which requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, the Company will adopt this amendment in the first quarter of fiscal year 2014. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Cash and cash equivalents as of September 29, 2013 were $49.8 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the nine months ended September 29, 2013.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 of the Notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which we filed with the SEC on March 12, 2013. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition or cash flow.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the nine month period ended September 29, 2013 that were not previously disclosed in a Current Report on Form 8-K.

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
101.0
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended September 29, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Acting Principal Accounting Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel
Date:	November 7, 2013