Form 10-K
period 2013-12-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2014-03-12
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission file number 001-34460
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3818604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $286.6 million, based on the closing sale price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on such date. This disclosure excludes shares of common stock held by executive officers, directors and stockholders whose individual ownership exceeds 10% of the common stock outstanding on June 30, 2013 because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 7, 2014, 57,416,257 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K incorporate information by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
 FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2013

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware Corporation, and its subsidiaries.
FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. The most important risk and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements expressed in or implied by our forward-looking statements, include, but are not limited to those specifically addressed in Item 1A “Risk Factors” in this Annual Report, as well as those discussed elsewhere in this Annual Report. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1. Business

Overview

We are a specialized security technology business providing mission critical products, solutions and services for domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, technology development, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and solutions are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission critical needs by leveraging our skills across our core offering areas in C5ISR.

We design, engineer and manufacture specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable customer base, strong customer relationships, broad array of contract vehicles, large employee base possessing specialized skills, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Control Act”) in order to permit an increase in the federal government's borrowing limit while reducing projected net government spending over the next ten years. The Budget Control Act required $900 billion in immediate cuts to discretionary spending for 2012-2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was charged with recommending legislation that would reduce net government spending by $1.2 to $1.5 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. The Joint Committee was unable to identify the required reductions, thereby triggering a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts, split between defense and non-defense programs, that started in 2013 and continue over a nine-year period.

In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of FY 2013. The Office of Management and Budget (“OMB”) in its report to Congress of March 1, 2013, entitled “OMB Report to the Congress on the Joint Committee Sequestration,” calculated that, over the course of the fiscal year, the order required a 7.8 percent reduction in non-exempt defense discretionary funding and a 5.0 percent reduction in non-exempt non-defense discretionary funding. The sequestration also required reductions of 7.9 percent to non-exempt defense mandatory programs. The sequestration report provided calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non-exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of Balanced Budget and Emergency Deficit Control Act, as amended (“BBEDCA”), and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13-03, Planning for Uncertainty with Respect to Fiscal Year 2013 Budgetary Resources and Memorandum 13-05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration.

On April 10, 2013, the President delivered his proposed Fiscal Year ("FY") 2014 budget to Congress. The President's $527 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. On October 17, 2013, H.R. 2775 the “Continuing Appropriations Act of 2014” was signed into law by the President, extending the debt ceiling through February 7, 2014 and temporarily restoring funding for government agencies. The legislation funds federal agencies only until January 15, 2014, and at the FY 2013 enacted levels, which reflect the first sequestration cuts that took effect in March and a discretionary funding level of $986 billion, the amount available to the appropriators to fund FY 2014 federal government programs.

On December 19, 2013, Congress passed the Bipartisan Budget Act of 2013 (the "Bipartisan Budget"). The Bipartisan Budget is a two-year plan that sets spending for the Pentagon and other federal agencies at $1.012 trillion for fiscal 2014. For fiscal 2015, overall spending would increase only slightly to $1.014 trillion. The plan calls for extending part of the sequester into 2022 and 2023 to get an additional $23 billion in planned savings.

On February 15, 2014  legislation was signed that raises the U.S. debt limit through March 2015. In addition  appropriators passed legislation that offsets a significant portion of the sequester cuts. This does translate to a better outlook for the defense industry than what was generally expected for both this year and next. However, we still expect lower or delayed awards on some of our programs, with a related negative impact on our revenues, earnings and cash flows.

Current Reporting Segments

We operate in two principal business segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). We organize our business segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our reportable segments, see Note 14 of the notes to the Consolidated Financial Statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Kratos Government Solutions Segment
The KGS segment provides C5ISR products, solutions and services primarily for strategic mission critical national security programs and priorities. Our primary end customers in the KGS segment are U.S. Government agencies, including the Department of Defense ("DoD"), classified agencies, intelligence agencies, civilian agencies, other national security agencies and homeland security related agencies. Our C5ISR products, solutions, and services include the following:
Electronic Warfare/Attack and Intelligence, Reconnaissance and Surveillance. We design, engineer and manufacture a wide variety of radio frequency (“RF”) and microwave component subsystems and systems for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Our products are integrated into many of the DoD's ground, air, and sea-based electronic warfare platforms. Key programs include the Trident II D5 Missile, EA-18G Growler, P-8 Poseidon, E-2D Hawkeye, RC-135 Rivet Joint, F-15 Eagle, Gripen, F-16 Falcon, Eurofighter Typhoon, F-18 E/F Super Hornet and Firefinder Radar.
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
Unmanned Aerial Systems (“UAS”) and Unmanned Ground Systems (UGS). We design, manufacture, test, and operate aerial target drone systems and composite structures, such as the BQM-167A, BQM-167i, and BQM-177A and BQM-177i. We also supply UAS platforms with sensors, avionics and electronic components including electro-optical/infrared sensors, training systems and ground shelters. We also manufacture and provide avionics systems and ground flight control systems for certain UAS platforms. These products and solutions are used on UAS platforms such as the MQ 1C Gray Eagle, MQ-1C Sky Warrior, Gorgon Stare, MQ-8 Fire Scout, RQ-4B Broad Area Maritime Surveillance and the Persistent Threat Detection System ISR platform. We manufacture the air frame for the Miniature Air Launched Decoy (MALD) unmanned aerial system. We are currently in development of a high performance Unmanned Combat Aerial System (UCAS) utilizing our existing UAS technology, aircraft and assets. We are also a provider of UGS command and control systems, robotic systems, support services and solutions.
Ballistic Missile Defense Test and Evaluation. We have expertise in the area of ballistic missile test and evaluation services, primarily dedicated to AEGIS Ballistic Missile Defense missions. This includes exclusive rights to the marketing of the Oriole Rocket System for target services, sounding rockets and suborbital research. We possess both the intellectual property and subject matter expertise in sensors modeling and simulation associated with a wide range of missile technologies. This area of our business develops and produces low-cost ballistic missile defense targets. These ballistic missile targets or AEGIS Readiness Assessment Vehicles (“ARAV”) are a key test and evaluation component for the U.S. AEGIS based Ballistic Missile Defense forces. We also provide technology, products, services and solutions related to hypersonic vehicles, directed energy weapons and the electromagnetic rail gun.
Cyber and IT. We provide a variety of cybersecurity products, solutions and services to the DoD, intelligence community and commercial customers. We offer NeuralStar® and dopplerVUE® our proprietary software based network management products, via software license and maintenance sales, which also serve as a platform for incremental network-based services work. We have extensive experience building complex and secure networks for the U.S. Government and possess in-depth experience with network operations centers. We also scan our customers' networks for cyber threats. We are involved in a wide range of services, including installation, upgrade and maintenance of command, control, computing, and surveillance systems for customers such as the Department of Homeland Security (“DHS”), the U.S. State Department and the Space and the Naval Warfare Systems Center.
Learning, Performance and Training Solutions. Our learning, performance and training solutions consist of a broad range of products and service capabilities. We design, manufacture and market full-scale training simulators for fixed-wing aircraft (Harrier and Prowler), rotary-wing aircraft (UH-60 Blackhawk, CH-47 Chinook, and CH-53 Sea Stallion) and ground combat vehicles (M1 Abrams Main Battle Tank, M2/M3 Bradley fighting vehicles and High Mobility Artillery Rocket Systems or HIMARS). We deliver training solutions and web-enabled or satellite-based interactive distance learning for customers in the DoD, other government agencies, universities and commercial organizations. Our training solutions include services, product development, and tools addressing a wide range of related disciplines that include deep human performance and competency-

based needs analysis. We specialize in delivering full lifecycle manpower, personnel and training support for acquisition programs and a cross-domain analysis program supporting program systems integration requirements. Our innovative design and development group delivers training solutions that span classroom, field, e-learning, simulation, mobile and serious gaming delivery modalities as well as incorporating learning management services in our own learning management platform or customer-based solutions.
Missile Range Operations and Technical Services. A key area of differentiation for us is within the missile and gun range and technical service areas. We have resources stationed at many major range locations throughout the U.S., including the Naval Air Warfare Center Pt. Mugu, the Hawaii Pacific Missile Range Facility, the White Sands Missile Range, New Mexico and the Naval Service Warfare Center Dahlgren Division. Our services include aerial target operations and maintenance, surface and undersea target operations and maintenance, missile systems operations and maintenance, range operations planning and support, test and evaluation target launch operations, hazardous materials management, supply and logistics support, and manufacturing.
Weapon Systems Lifecycle Sustainment, Support and Extension. We provide weapons systems lifecycle sustainment, support, and extension services for the DoD and foreign governments. These services focus on maintaining, testing and repairing certain weapons systems such as the Chaparral and HAWK missile systems and the OH-58 Kiowa helicopter.
Manufacturing of Specialized Modular Systems, Tactical Combat Products, Shelters and Enclosures for C5ISR Systems, UAVs, Modular Data Centers and Critical Infrastructure Shelters, Weapons Systems and Warfighters. We provide tactical combat vehicle shelters for C5ISR systems, UASs, weapons systems, missile systems and radars and Warfighters. Our tactical military facilities and products include lightweight, high-strength enclosures for widely recognized military programs and platforms such as the Littoral Combat Ship and the DDG-1000 Destroyer, as well as ruggedized and readily transported enclosures. Our modular data centers and critical infrastructure shelters are used for commercial applications as well as for the protection of U. S employees stationed in consulates and embassies throughout the world. Many of our products include high altitude electromagnetic pulse protection and other types of electromagnetic, electronic warfare and other protections. Our product design approach focuses on highly engineered enclosures and facilities that have the flexibility to be modified to very unique customer specifications. We routinely design, integrate and install other components and systems into our standard products, such as command, control and communication systems infrastructure, racks and cabinets and power distribution and lighting.
Public Safety & Security Segment (Critical Infrastructure Security)
Our PSS segment provides independent integrated security solutions for homeland security, public safety, critical infrastructure, and strategic assets for government, industrial and commercial customers. Our solutions include designing, engineering, installing, operating and servicing physical security systems and technologies that protect people, critical infrastructure, strategic assets, and property and make facilities more secure and efficient. We provide solutions in such areas as the design, engineering and operation of command and control centers; the design, engineering, deployment and integration of access control; building automation and control; communications; digital and closed circuit television security and surveillance; fire and life safety; maintenance and services and product support services.
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
Security Systems Integration. We have broad experience integrating security services and solutions across a number of network and communications platforms. In particular, PSS has extensive experience and has developed significant customer relationships by providing best-in-class systems integration services on a variety of platforms including digital (IP) surveillance and security, building automation systems and controls, fire and life safety systems, access control and perimeter protection, and service and maintenance of the aforementioned systems.
Competitive Strengths
We believe we have robust intellectual property, capabilities, customer relationships, platform positions and past performance qualifications in our respective business areas, including a work force that is experienced with the various programs and platforms we support and the customers we serve. We believe the following key strengths distinguish us competitively:
Significant and highly specialized experience. Through existing customer engagements and the government-focused acquisitions we have performed on and completed over the past several years, we have amassed significant and highly specialized experience in areas directly related to C5ISR, including cybersecurity, cyberwarfare, information assurance and situational awareness; military range operations and technical services; missile, rocket, and weapons systems test and evaluation; mission launch services; modeling and simulation; UAS and UGS products and technology; advanced network engineering and IT services; and public safety, security and surveillance systems integration. We also produce products and provide solutions and services related to certain C5ISR platforms, unmanned system platforms, weapons systems, national security related assets and Warfighter systems. This collective experience, or past performance qualifications, is a requirement for the majority of our contract vehicles and customer engagements. Many of our approximately 3,800 employees have specialized national security expertise. Many of the products that we produce include or contain our intellectual property. Many of the program positions we have are on a “sole source” basis. We believe these characteristics represent a significant competitive strength and position us to win renewal or follow-on business.
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

Diverse base of key contracts with low concentration. Many of our contracts are single-award, where Kratos is the only awardee by the customer. In many cases, our ability to obtain single award, sole source contracts is due to our intellectual property, past performance qualifications and relative experience. Additionally, as a result of our business development focus on securing key contracts, we are also a preferred contractor on numerous multi-year, government-wide acquisition contracts (“GWACs”) and multiple award contracts ("MACs"). Our preferred contractor status provides us with the opportunity to bid on billions of dollars of business each year against a discrete number of other pre-qualified companies. We have a highly diverse base of contracts with no contract representing more than 6% of 2013 revenue. Our fixed-price contracts, almost all of which are production contracts, represent approximately 80% of our 2013 revenue. Our cost-plus-fee contracts and time and materials contracts represent approximately 14% and 6%, respectively, of our 2013 revenue. We believe our diverse base of key contracts and low reliance on any one contract provides us with a stable, balanced revenue stream.
In-depth understanding of customer missions. We have a reputation for providing mission-critical products, solutions and services to our customers. Our long-term relationships with the U.S. Air Force, U.S. Army, and U.S. Navy and other national security related customers and agencies enable us to develop an in-depth understanding of their missions and technical requirements. In addition, the majority of our employees are located at our customer sites, at secure manufacturing facilities or at critical infrastructure locations, all of which provides valuable strategic insight into our customers' ongoing missions and future program requirements. This understanding of our customers' missions, requirements and needs, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers' specific requirements and evolving mission objectives. In addition, once we are on-site with a customer, we have historically been successful in winning new and recompete business.
Significant cash flow visibility driven by stable backlog. As of December 29, 2013, our total backlog (see Backlog below) was approximately $1.1 billion, of which approximately $541.0 million was funded backlog. The majority of our sales are from orders issued under long-term contracts, typically three to five years in duration. Our contract backlog provides visibility into stable future revenue and cash flow over a diverse set of contracts.
Highly skilled employees and an experienced management team. We deliver our services through a skilled and primarily technically oriented workforce of approximately 3,800 employees. Our senior managers have significant experience with U.S. Government agencies, the U.S. military and U.S. Government contractors. A significant number of our employees hold National Security clearances. Members of our management team have experience growing businesses both organically and through acquisitions. We believe that the cumulative experience and differentiated expertise of our personnel in our core focus areas, coupled with our sizable employee base allows us to qualify for and bid on larger projects in a prime contracting role.
Our Strategy
Our strategy is to continue to grow our business as a leading provider of highly differentiated technology, products, solutions and services in our core areas of focus, as noted previously, by delivering comprehensive, leading technology products, high-end engineering services, technical solutions, product manufacturing, and IT solutions to U.S. Government agencies while improving our margin rates, overall profitability and operating cash flows. To achieve our objective, we intend to primarily focus on internal growth and to eliminate costs where possible.
Internal Growth
We are focused on generating internal growth by capitalizing on our current contract base and customer relationships, expanding product, solution and service offerings provided to our existing technology, intellectual property, and product,customers, and expanding our overall customer and contract base.
Expand Technology Product, Solution and Service Offerings Provided to Existing customers. We are focused on expanding the technology products, solutions and services we provide to our current customers by leveraging our strong relationships, technical capabilities and past performance record and by offering a wider range of comprehensive products and solutions as we make select investments in specialized products and solutions we believe can be growth areas for us. In regard to new areas of specialization, we have expanded our product and service offerings to include manufacturing of specialized defense electronics products, integrated technology solutions for satellite communications and specialized unmanned aerial targets, unmanned aerial systems and unmanned ground systems. We believe our understanding of customer missions, processes, needs and requirements, and our ability to deliver low cost, technology leading products and solutions, positions us well for success in the current constrained budget environment.
Capitalize on Current Contract Base. We are pursuing new program and contract opportunities and awards as we build the business with our expanding technology base, contract portfolio, and product, solution and service offerings. We are aggressively pursuing task orders under existing contract vehicles to maximize our revenue and strengthen our customer relationships. We are also aggressively pursuing several new National Security programs, including SEWIP, NGJ, AMDR, SABR, F-35, directed energy systems, hypersonic systems, electromagnetic rail gun systems, unmanned combat aerial systems, unmanned ground systems and robotics. We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our customers' needs should position us to win additional task orders.
Expand customer and Contract Base. We are also focused on expanding our customer base into areas with significant growth opportunities by leveraging our technology capabilities, industry reputation, long-term customer relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue additional higher value work and to further diversify our revenue base across the U.S. Government and with international and commercial customers
Improve Operating Margins. We believe that we have opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, improving efficiencies and reducing costs, and concentrating our efforts on increasing the percentage of revenues generated from high value-added contracts.
Capitalize on Corporate Infrastructure Investments. In recent periods, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth and the current Federal Budgetary environment. These investments included hiring senior executives with significant experience in the national security industry, strengthening our internal controls over financial reporting and accounting staff in support of public company reporting requirements, making significant investments to enhance security for cyber attacks, and expanding our backlog and bid and proposal pipeline. We will be allocating additional resources in our pursuit of new, larger and highly technical contract opportunities, leveraging our increased scale and robust past performance qualifications. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that, to the extent our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Strategic Acquisitions
We have acquired and are integrating businesses that meet our primary strategic objectives of expanding our customer relationships, enhancing our current portfolio, increasing our overall past performance qualifications and furthering our strategic positioning on national security priority programs. Our key acquisitions during fiscal 2011 and 2012 are described below.

Acquisitions in the KGS segment

•
Composite Engineering, Inc. (“CEI”): We acquired CEI in July 2012. CEI is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing Warfighters and strategic assets. CEI's customers include U.S. and foreign governments.

•
SecureInfo Corporation (“SecureInfo”): We acquired SecureInfo in November  2011. Based in northern Virginia, SecureInfo is a leading cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance.

•
Integral Systems, Inc. (“Integral”): We acquired Integral in July 2011. Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance. Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency interference. Integral's customers include U.S. and foreign commercial, government, military and intelligence organizations.

•
Herley Industries, Inc. (“Herley”): We acquired Herley in March  2011. Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley's products represent key components in the national security efforts of the U.S., as they are employed in mission critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cybersecurity applications.

Acquisition in the PSS segment

•
Critical Infrastructure Business: We acquired a critical infrastructure security and public safety system integration business in December 2011. The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the United States' most strategic asset and critical infrastructure locations. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed.

See Note 3 of the Notes to Consolidated Financial Statements contained within this Annual Report for further information regarding our acquisitions.

Customers
A representative list of our customers in our KGS segment during 2013 included the U.S. Air Force, U.S. Army, U.S. Navy, U.S. Marines, Missile Defense Agency, the DHS, NASA, Foreign Military Sales (“FMS”), the U.S. Southern Command, U.S. Intelligence Community and certain classified customers. In 2013, representative customers in the PSS segment included Port of Long Beach, Port Authority of New York & New Jersey, Prudential, New York University, Fidelity, Scripps Clinic, PNC Bank, Halliburton, AT&T, Chevron, Mellon Bank, Calpine Power Plants, Capital Health, DuPont Fabros, BP America, University of Houston, Meridian Health and Memorial Hermann Hospital System.
Revenue from the U.S. Government (which includes FMS) includes revenue from contracts for which we are the prime contractor as well as those for which we are a subcontractor and the ultimate customer is the U.S. Government. Revenues from U.S. Government agency customers in aggregate accounted for approximately 74%, 65% and 64% of total revenues in 2011, 2012, and 2013, respectively.

Backlog

As of December 30, 2012 and December 29, 2013, our backlog was approximately $1.3 billion and $1.1 billion, respectively, of which $674.0 million was funded in 2012 and $541.0 million was funded in 2013. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Employees
As of December 29, 2013, we had a work force of approximately 3,800 full-time, part-time and on-call employees.
Competition
Our market is competitive and includes the full range of companies in the U.S. defense industry and the information, services and security integration industries. Many of the companies that we compete against have significantly greater financial, technical and marketing resources and generate greater revenues than we do. Competition in the federal business segment includes tier one, large U.S. Government contractors such as Northrop Grumman, Lockheed Martin, General Dynamics, SAIC, ITT Systems, Computer Sciences Corporation, Raytheon, BAE Systems, L3, and CACI. While we view government contractors as competitors, we often team with these companies in joint proposals or in the delivery of our services for customers. Tier two competitors include smaller and mid-tier government contractors such as AeroVironment, API Technologies, iRobot and Mercury Computer Systems. Intense competition and long operating cycles are both key characteristics of our business within the defense industry. It is common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor or subcontractor on an award may, upon final award of the contract to another competitor, become a subcontractor for the final prime contractor. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or be a customer of that same competitor on other contracts, or vice versa. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not frequently found in other industries. Competition in the PSS segment includes Siemens Building Technology, Johnson Controls, Diebold, and Convergint Technologies.
We believe that the principal competitive factors in our ability to win new business include past performance qualifications, customer relationships, domain and technology expertise, intellectual property positions, the ability to replace contract vehicles, the ability to deliver results within budget (time and cost), reputation, accountability, staffing flexibility, and project management expertise , and our ability to deliver low cost products, solutions and services that meet our customers’ requirements. We believe our ability to compete also depends on a number of additional factors, including the ability of our customers to perform the services themselves and competitive pricing for similar services. The current Federal Procurement environment is driven by “low price, technically acceptable” contract award decisions. Accordingly, innovation and the ability for a contractor to quickly deliver a low cost, technically compliant solution or product is critical in the current competitive environment.
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
Research and Development
We believe that our future success depends upon our ability to continue to develop new products and services, and enhancements to and applications for our existing products and services. Our research and development expenses were $8.6 million, $17.8 million and $21.4 million, respectively, in 2011, 2012, and 2013, respectively. We intend to continue our focus on research and development as a key strategy for growth, which will focus on investments in those fields that we believe will offer the greatest opportunity for growth and profitability. Our current primary IR&D focus areas include unmanned systems, electronic warfare, satellite communications and signal monitoring.
Intellectual Property
We believe that our continued success depends in large part on our proprietary technology, the intellectual skills of our employees and the ability of our employees to continue to innovate. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.
As of December 29, 2013, we held U.S. patents and foreign patents. We do not consider our business to be materially dependent upon any individual patent. We will continue to file and prosecute patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies. We also encourage our employees to continue to invent and develop new technologies so as to maintain our competitiveness in the marketplace.
We own or have rights to use certain trademarks, service marks and trade names that we use in conjunction with the operation of our business. Certain of our trademarks have also been registered in selected foreign countries.
Government Regulation
We are subject to various government regulations, including various U.S. Government regulations as a contractor and subcontractor to the agencies of the U.S. Government. Among the most significant U.S. Government regulations affecting our business are:
the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation, administration, and performance under government contracts;
the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantages;
the False Claims Act and the False Statements Act, which, respectively, impose penalties for payments made on the basis of false facts provided to the government, and impose penalties on the basis of false statements, even if they do not result in a payment; and
laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
We also need special security clearances to continue working on and advancing certain of our projects with the U.S. Government. Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.
The nature of the work we do for the federal government may also limit the parties who may invest in or acquire us. Export laws may keep us from providing potential foreign acquirers with a review of the technical data they would be acquiring. In addition, there are special requirements for foreign parties who wish to buy or acquire control or influence over companies that control technology or produce goods in the security interests of the United States. There may need to be a review under the Exon-Florio provisions of the Defense Production Act. Finally, the government may require a prospective foreign owner to establish intermediaries to actually run that part of the company that does classified work, and establishing a subsidiary and its separate operation may make such an acquisition less appealing to such potential acquirers.
In addition, the export from the United States of certain of our products may require the issuance of a license by the U.S. Department of Commerce under the Export Administration Act, as amended, and its implementing Regulations as kept in force by the International Emergency Economic Powers Act of 1977, as amended. Some of our products may require the issuance of a license by the U.S. Department of State under the Arms Export Control Act and its implementing Regulations, which licenses are generally harder to obtain and take longer to obtain than do Export Administration Act licenses.
Our business may require the compliance with state or local laws designed to limit the uses of personal user information gathered online or require online services to establish privacy policies.
Material Availability
We procure critical material and subsystems from both domestic and global supply partners. These supply sources may be single sources for certain components and the material provided may have extended lead times. To support our continuing customer needs, we have taken steps to mitigate sourcing risks. This includes working closely with our suppliers to ensure future material and subsystem availability to support our manufacturing plans. In some cases, we have elected to stock reserve material to ensure future availability.
Environmental
Our manufacturing operations are subject to many requirements under environmental laws. In the United States, the United States Environmental Protection Agency and similar state agencies administer laws that restrict the emission of pollutants into the air, discharges of pollutants into bodies of water and disposal of pollutants on the ground. Violations of these laws can result in significant civil and criminal penalties and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. United States laws also typically allow citizens to bring private enforcement actions in some situations. Outside the United States, the environmental laws and their enforcement vary and may be more burdensome. We have management programs and processes in place that are intended to minimize the potential for violations of these laws.
Other environmental laws, primarily in the United States, address the contamination of land and groundwater and require the clean-up of such contamination. These laws may apply not only to the owner or operator of an on going business, but also to the owner of land contaminated by a prior owner or operator. In addition, if a parcel is contaminated by the release of a hazardous substance, such as through its historic use as a disposal site, any person or company that has contributed to that contamination, whether or not it has a legal interest in the land, may be subject to a requirement to clean up the parcel.

Available Information
We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.kratosdefense.com. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information at www.sec.gov.

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
In fiscal 2011, 2012 and 2013, we generated 74%, 65% and 64%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. As a result, any reductions or other government budgetary constraints and any changes in government contracting policies could adversely affect our financial performance.
In August 2011, Congress enacted the Budget Control Act, which specified an immediate $917.0 billion of cuts over ten years, including $487.0 billion from defense spending. Additionally, the Budget Control Act established the Joint Select Committee on Deficit Reduction, or the “super committee,” to produce an additional deficit reduction of at least $1.5 trillion over the coming ten years that was to be passed by December 23, 2011. Because Congress failed to produce a bill with at least $1.2 trillion in cuts, across the board cuts were triggered through a “sequestration of appropriations” that was equally split between defense and non defense programs.
In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of FY 2013. The OMB in its report to Congress of March 1, 2013, entitled “OMB Report to the Congress on the Joint Committee Sequestration,” calculated that, over the course of the fiscal year, the order requires a 7.8 percent reduction in non exempt defense discretionary funding and a 5.0 percent reduction in non exempt non defense discretionary funding. The sequestration also requires reductions of 7.9 percent to non exempt defense mandatory programs. The sequestration report provides calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of BBEDCA, and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13 03, Planning for Uncertainty with Respect to FY 2013 Budgetary Resources and Memorandum 13 05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration. On March 21, 2013, Congress passed a modified Continuing Resolution that included a number of the negotiated fiscal year 2013 spending bills, including defense.
On April 10, 2013, the President delivered his proposed FY 2014 budget to Congress. The President’s $527.0 billion FY 2014 defense budget is slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. On

October 17, 2013, H.R. 2775, the “Continuing Appropriations Act of 2014 was signed into law by the President, extending the debt ceiling through February 7, 2014 and temporarily restoring funding for government agencies.
On December 19, 2013, Congress passed the Bipartisan Budget Act of 2013 (the "Bipartisan Budget"). The Bipartisan Budget is a two-year plan that sets spending for the Pentagon and other federal agencies at $1.012 trillion for fiscal 2014. For fiscal 2015, overall spending would increase only slightly to $1.014 trillion. The plan calls for extending part of the sequester into 2022 and 2023 to get an additional $23 billion in planned savings.

On February 15, 2014 legislation was signed that raises the U.S. debt limit through March 2015. In addition, appropriators passed legislation that offsets a significant portion of the sequester cuts. This translates to a better outlook for the Defense Industry than what was generally expected for both this year and next. However, we still expect some lower or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

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
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects. Early termination of client contracts or contract penalties could adversely affect results of operations.

We design, develop, and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements. Either we or the customer may generally terminate a contract for material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements we could be terminated for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue. Other factors that may affect revenue and profitability could be inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, and loss of follow-on work.

If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.
As a prime contractor, we often rely upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under certain of our contract vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon services on a timely basis or violates

U.S. Government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our customers' expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency's costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.
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
We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier federal contractors with specialized capabilities and large defense and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation, or the reduction in the overall number of government contracts. We may also face competition from prime contractors for whom we currently serve as subcontractors or teammates if those prime contractors choose to offer customer services of the type that we are currently providing. Recently, procurement awards have been based on lowest price, technically acceptable proposals. In addition, we may face competition from our subcontractors who, from time-to-time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us.

Many of our competitors have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we do. These competitors could, among other things:

•
divert sales from us by winning very large‑scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts and the recent trend of awards on a lowest price, technically acceptable basis;

•	divert sales from us by the award of government contracts to our competitors who may be willing to bid at substantially lower prices;

•	force us to charge lower prices; or

•	adversely affect our relationships with current customers, including our ability to continue to win competitively awarded engagements in which we are the incumbent.

If we lose business to our competitors or are forced to lower our prices, our revenue and our operating profits could decline.
Our business is dependent upon our ability to keep pace with the latest technological changes.
The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost effective way to these technological developments would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from providing innovative engineering services and technical solutions that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing customer preferences.
We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our products.

Additionally, the possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.

Loss of our GSA contracts or GWACs would impair our ability to attract new business.
We are a prime contractor under several General Services Administration ("GSA") contracts and Governmentwide Acquisition Contracts ("GWAC') vehicles. We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer. GSA contracts and other GWACs typically have a one or two-year initial term with multiple options exercisable at the government customer's discretion to extend the contract for one or more years. We cannot be assured that our government customers will continue to exercise the options remaining on our current contracts, nor can we be assured that our future customers will exercise options on any contracts we may receive in the future.
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

In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the government agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to us. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. The protest process may substantially delay a successful bidder's contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests.
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
As of December 29, 2013, our total backlog was approximately $1.1 billion, of which $541.0 million was funded. Funded backlog is estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Although funded backlog represents only business which is considered to be firm, cancellations or scope adjustments may still occur. The remaining $522.0 million of our total backlog as of December 29, 2013 is unfunded. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Unfunded backlog does not include estimates of revenue from GWAC or GSA schedules beyond awarded or funded task orders but does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity contracts. The amount of unfunded backlog is not exact or guaranteed and is based upon, among other things, management's experience under such contracts and similar contracts, the particular customers, the type of work and budgetary expectations. Our management may not accurately assess these factors or estimate the revenue we will realize from these contracts, and our funded, unfunded and total backlog may not reflect the actual revenue ultimately received from these contracts.

Backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. Cancellation of or adjustments to contracts may occur. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government. The failure to realize all amounts in our backlog could adversely affect our revenues and gross margins. As a result, our funded, unfunded and total backlog as of any particular date may not be an accurate indicator of our future earnings.

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
The U.S. Government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.”  Over time, in-sourcing could have a material adverse affect on our business, financial condition and results of operations.   Specifically, as a result of in-sourcing government procurements for services could be fewer and smaller in the future.  In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees working on contracts could also be hired by the government.  This loss of our employees would necessitate the need to retain and train new employees.   Accordingly, the effect of in-sourcing, or the continuation of in-sourcing at a faster than expected rate, could have a materially adverse effect on our business, financial condition, and results of operations.
Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.
Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. Government functions. We face various security threats, including cybersecurity threats, to gain unauthorized access to this sensitive information. Such threats can come from external as well as internal sources. We also face threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to the loss of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and prevent us from being eligible for further work on sensitive or classified systems for U.S. Government customers. Further, any losses we incur from such a security breach could exceed the policy limits under our errors and omissions and product liability insurance. Any losses we incur, any damage to our reputation or any limitations on our eligibility for additional work resulting from a security breach could materially reduce our revenue and could have a material adverse effect on our business, financial condition and results of operations.
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
If we experience systems or service failure, our reputation could be harmed and our customers could assert claims against us for damages or refunds.
We create, implement and maintain IT solutions that are often critical to our customers' operations. We have experienced, and may in the future experience, some systems and service failures, schedule or delivery delays and other problems in connection with our work. If we experience these problems, we may:

•	lose revenue due to adverse customer reaction;

•	be required to provide additional services to a customer at no charge;

•	cause customers to postpone, cancel or fail to renew contracts;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; and

•	suffer claims for substantial damages.

We cannot ensure that provisions in our customer contracts will be legally sufficient to protect us if we are sued.
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
Our products are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our resources from other purposes.

Our products, including but not limited to unmanned vehicles, aerial targets, and ballistic missile targets, are extremely complex and must operate successfully with complex products from other vendors. Despite testing, our products have contained defects and errors and may in the future contain defects, errors, or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially harm our results of operations. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to lawsuits against us, result in injury, death, or property damage, and significantly damage our reputation and support for our products in general.
Although we maintain insurance policies, we cannot provide assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition, and results of operations.

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

In addition, payments due to us from our customers may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The U.S. Government's fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of the federal fiscal year or the first quarter of the subsequent year. The U.S. Government's fiscal year end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the U.S. Government's fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.
Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in these Risk Factors and the following factors, among others:

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

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down our debt under the credit facility. In addition, fluctuations in our financial results could cause our stock price to decline. See the risks and uncertainties related our ability to raise additional capital below in “We may need additional capital to fund the growth of our business, and financing may not be available on favorable terms or at all.”

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed‑price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we may be able to benefit from cost savings and operating efficiencies. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our U.S. Government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts in our federal business accounted for approximately 14% and 80%, respectively, of our federal business revenues for the year ended December 29, 2013. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.
We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers' delivery requirements and schedules, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor. If our government or prime contractor customer's requirements should change or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

We have incurred and may continue to incur goodwill impairment charges in our reporting entities, which could harm our profitability.
As of December 29, 2013, goodwill represented approximately 49% of our total assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other (“Topic 350”), we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. Our acquired companies are subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified.
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

In 2012, as a result of our annual review, we recorded a goodwill impairment charge of $82.0 million related to our KGS segment to reflect the declining market valuations and the economic uncertainty in the U.S. defense industry as a result of uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government. Given the current market conditions and continued economic uncertainty in the U.S. defense industry, including sequestration and issues surrounding the national debt ceiling, our future revenues, profits and cash flows could be substantially lower than our current projections. In addition, market-based inputs to the calculations in the impairment test, such as weighted average cost of capital, and market multiples, could also be negatively impacted. Such circumstances may result in the future deterioration of the fair value of our reporting units and an additional impairment of our goodwill. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could harm our profitability and financial condition.

Failure to properly manage projects may result in additional costs or claims.
Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers' expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date. If the project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.
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
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five year period after the ownership change. In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change”occurred. The March 2010 ownership change limitation is more restrictive. In prior years the company acquired corporations with NOL carryforwards at the date of acquisition ("Acquired NOLs"). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result the Company's federal annual utilization of NOL carryforwards will be limited to at least $27 million a year for the first five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 29, 2013, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause in an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
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

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm our results of operations.
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
The loss of any member of our senior management could impair our relationships with U.S. Government customers and disrupt the management of our business.
We believe that the success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with U.S. Government personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good customer relations and to otherwise manage our business.
If we fail to attract and retain skilled employees or employees with the necessary national security clearances, we might not be able to perform under our contracts or win new business.
The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced IT and/or engineering skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. In addition, certain U.S. Government contracts require us, and some of our employees, to maintain national security clearances. Obtaining and maintaining national security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold national security clearances. Further, some of our contracts contain provisions requiring us to staff an engagement with personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract. As a result, if we are unable to recruit and retain a sufficient number of qualified employees, we may lose revenue and our ability to maintain and grow our business could be limited.

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
We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.
A facility security clearance is required for a company to perform on classified contracts for the DoD and certain other agencies of the U.S. government. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (NISPOM), which specifies the requirements for the protection of classified information released or disclosed to industry in connection with classified U.S. government contracts.
We require certain facility and personnel security clearances to perform our classified U.S. government related business. As such, we must comply with the requirements of the NISPOM and any other applicable U.S. government industrial security regulations. If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. government industrial security regulations (which apply to us under the terms of classified contracts), any of our cleared facilities could lose its facility security clearance. We cannot be certain that we will be able to maintain our facility security clearances. If for some reason one or more of our facility security clearances is invalidated or terminated, we would not be able to continue to perform on classified contracts at that facility and would not be able to enter into new classified contracts, which could adversely affect our revenues. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to classified information, loss of a U.S. government contract, or potentially debarment as a government contractor.
We may be unable to realize any benefit from our cost reduction and restructuring effort and our profitability may be hurt or our business otherwise might be adversely affected.
We have engaged in cost reduction and restructuring activities in the past and may engage in other cost reduction restructuring activities in the future. These types of cost reduction and restructuring activities are complex. If we do not successfully manage our current cost reduction and restructuring activities, or any other cost reduction and restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing cost reduction and restructuring activities might exceed expectations, which could result in additional future charges.
We may engage in the divestiture of some of our non-core product lines, which may have an adverse effect on our business.
Our business strategy involves assessing our portfolio of product and service offerings with a view of divesting those product and service offerings that do not align with our objectives. Any divestitures may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a product or service offering.
Risks Related to Our International Operations
Revenues derived from our international business are subject to global economic downturn and hardship.

Our international business represents 10.6% of our total revenue, which may be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Continued international economic uncertainty and reductions in consumer spending may result in reductions in our revenue. Additionally, disruptions in international credit markets may materially limit consumer credit availability and restrict credit availability of our customers. Any reduction in international sales of our solutions, resulting from reductions in consumer spending or continued disruption in the availability of credit to retailers or consumers, could materially and adversely affect our business, results of operations and financial condition.

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

Violations of ITAR or other applicable trade compliance regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or other applicable trade regulations could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Outstanding Indebtedness
We significantly increased our leverage in connection with the financing of recent acquisitions and we have substantial indebtedness, which could adversely affect our cash flow, financial condition and business.
In connection with the acquisition of Herley and Integral, we incurred $285.0 million and $115.0 million of indebtedness, respectively. As of December 29, 2013, we had approximately $644.7 million of total indebtedness outstanding, which includes $14.5 million of unamortized debt premium, and $0.4 million of capital lease obligations. As a result of this increased indebtedness, our interest payment obligations have increased significantly. The degree to which we are leveraged could have adverse effects on our business, including the following:

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

Our higher level of indebtedness increases the risk that we may default on our debt obligations. We may be unable to generate sufficient cash flow to pay the interest on our debt. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, reducing internal investments in research and development efforts, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.
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
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Macroeconomic conditions, such as increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt or obtain additional financing at terms satisfactory to us, thereby affecting our resources to support operations or to fund new initiatives. In addition, if our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. We may also be subject to restrictive covenants that would reduce our flexibility.

A portion of our business is conducted through foreign subsidiaries, and the failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.
As of December 29, 2013, approximately 8% of our consolidated assets, based on book value, and 8% of our consolidated revenues for the year ended December 29, 2013, respectively, were held by foreign subsidiaries, which do not guarantee the Notes. Our ability to meet our debt service obligations with cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. In addition, dividend and interest payments to us from the foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of funds we receive from such foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from such foreign subsidiaries.
In general, when an entity in a foreign jurisdiction repatriates cash to the U.S., the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our foreign subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited and only offset the tax paid in the foreign jurisdiction, not the excess of the U.S. tax rate over the foreign tax rate. Therefore, to the extent that we must use cash generated in foreign jurisdictions to make principal or interest payments on our debt, there may be a cost associated with repatriating the cash to the U.S.

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

The restrictions contained in the Indenture and in our credit facility will also limit the ability of the Company and its subsidiaries to plan for or react to market conditions, meet capital needs or otherwise restrict their activities or business plans and adversely affect the ability to finance their operations, enter into acquisitions or to engage in other business activities that would be in their interest.

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
We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and solutions to our customers infringe upon intellectual property rights of such employees or third parties. Our employees develop some of the software and other forms of intellectual property that we use to provide our services and solutions to our customers, but we also license technology from other vendors. If our employees, vendors, or other third parties assert claims that we or our customers are infringing on their intellectual property rights, we could incur substantial costs to defend those claims. If any such infringement claims were ultimately successful, we could be required to cease selling or using products or services that incorporate the challenged software or technology, obtain a license or additional licenses from our employees, vendors, or other third parties, or redesign our products and services that rely on the challenged software or technology.
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
We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers, prime contractors, subcontractors and vendors and may impose added costs on us. New regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, supply chain diligence and cyber security) or changes to current requirements could increase our costs and risk of non-compliance. Our role as a contractor to agencies and departments of the U.S. Government results in our being routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others. These investigations may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. Government agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.
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

While we have submitted incurred cost claims through 2012, the actual indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal

2006 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts.

We are exposed to the risk that employee fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct by employees or others could include intentional failures to comply with U.S. Government procurement regulations, engaging in unauthorized activities or falsifying time records. Misconduct by our employees or others acting on our behalf could also involve the improper use of our customers' sensitive or classified information, which could result in regulatory sanctions against us, serious harm to our reputation, a loss of contracts and a reduction in revenues. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual misconduct by employees or others acting on our behalf could result in investigations or prosecutions of persons engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 29, 2013. However, although we continue to devote substantial time and resources to the documentation and testing of our controls, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls.
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

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of the Congo or an adjoining country. We will have to apply diligence procedures to discover whether such minerals are used in the manufacture of our products. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Litigation may distract us from operating our business.
Litigation that may be brought by or against us could cause us to incur significant expenditures and distract our management from the operation of our business. Furthermore, there can be no assurance that we would prevail in such litigation or resolve such litigation on terms favorable to us, which may adversely affect our financial results and operations. See Note 15 of the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K for a further discussion of our legal proceedings.

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
We derive a portion of our revenues from programs with the U.S. Government that are subject to security restrictions (classified programs) that preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors and others might have less insight into our classified programs than our other businesses and, therefore, less ability to fully evaluate the risks related to our classified business.

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

Your percentage of ownership in us may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 29, 2013, we owned or leased approximately 1.7 million square feet of floor space at approximately 97 separate locations, primarily in the U.S., for manufacturing, warehousing, research and development, administration and various other uses. At December 29, 2013, we leased to third parties approximately 150,826 square feet of our leased facilities, and had vacant floor space of approximately 153,015 square feet. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet current contractual requirements and those for the foreseeable future.
We have major operations at the following locations:
Kratos Government Solutions: Huntsville, AL; San Diego and Sacramento, CA; Colorado Springs, CO; Fort Walton Beach and Orlando, FL; Woburn, MA; Lanham, MD; Lancaster and Dallastown, PA; Charleston and Walterboro, SC; and Dahlgren, Alexandria and Chantilly, VA. Locations outside the U.S. include France, Israel and the United Kingdom.

Public Safety and Security: Fullerton, CA; Newport, DE; Fairlawn, NJ and Houston, TX.
Corporate and other locations: San Diego, CA.
The following is a summary of our floor space at December 29, 2013:

Square feet (in thousands)	Owned	Leased	Total
Kratos Government Solutions	621	895	1,516
Public Safety and Security	—	150	150
Corporate (includes San Diego operations of KGS and PSS segments)	—	34	34
Total	621	1,079	1,700

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

None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “KTOS.”
The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Year Ended December 30, 2013:
Fourth Quarter	$8.74	$6.42
Third Quarter	$9.07	$6.50
Second Quarter	$6.65	$4.79
First Quarter	$5.10	$4.16
Year Ended December 30, 2012:
Fourth Quarter	$5.95	$4.27
Third Quarter	$6.04	$4.71
Second Quarter	$5.90	$4.77
First Quarter	$7.56	$5.90

Holders of Record
On March 7, 2014, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $8.15 per share. On March 7, 2014, there were 408 shareholders of record of our common stock.

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
The following performance graph presents a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of a broad equity market index, the Russell 2000 Stock Index, and an industry index, including an old peer group composed of AeroVironment Inc., CACI International Inc., General Dynamics Corp., L3 Communications Holdings Inc., Lockheed Martin Corp., Mantech International Corp., NCI Inc., SAIC Inc., SRA International Inc., and WPCS International Inc., and a new peer group of AeroVironment, API Technologies, American Science & Engineering Inc., Comtech Telecommunications Corp., AeroVironment, Inc., AAR Corp., iRobot, and Mercury Computer Systems for the period commencing December 28, 2008 and ending December 29, 2013. The new peer group reflects the change in products and solutions we offer as a result of our acquisitions beginning in 2011 and 2012. The performance graph assumes an initial investment of $100 in our common stock and in each of the Russell 2000 Stock Index and the peer groups, and further assumes that all dividends were reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future stock price performance.

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

Amounts in millions except per share amounts
	December 27, 2009	December 26, 2010	December 25, 2011	December 30, 2012	December 29, 2013
Consolidated Statements of Operations Data:
Revenues	$334.5	$408.5	$713.9	$969.2	$950.6
Gross profit	63.6	84.3	191.2	257.2	240.0
Operating income (loss)	(27.0)	23.1	29.5	(49.7)	31.8
Provision (benefit) for income taxes	1.0	(12.7)	1.9	(1.6)	—
Income (loss) from continuing operations	(38.3)	14.6	(23.5)	(112.9)	(31.9)
Loss from discontinued operations	(3.2)	(0.1)	(0.7)	(1.5)	(5.3)
Net income (loss)	$(41.5)	$14.5	$(24.2)	$(114.4)	$(37.2)
Income (loss) from continuing operations per common share
Basic	$(2.76)	$0.88	$(0.86)	$(2.41)	$(0.56)
Diluted	$(2.76)	$0.87	$(0.86)	$(2.41)	$(0.56)
Loss from discontinued operations per common share
Basic	$(0.23)	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Diluted	$(0.23)	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Net income (loss) per common share
Basic	$(2.99)	$0.87	$(0.88)	$(2.44)	$(0.65)
Diluted	$(2.99)	$0.86	$(0.88)	$(2.44)	$(0.65)
Weighted average shares:
Basic	13.9	16.6	27.4	46.9	56.8
Diluted	13.9	16.9	27.4	46.9	56.8

	December 27, 2009	December 26, 2010	December 25, 2011	December 30, 2012	December 29, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9.9	$10.8	$69.6	$49.0	$55.7
Working capital	37.1	65.8	207.2	176.6	179.3
Total assets	241.6	535.7	1,216.0	1,284.0	1,216.6
Short-term debt	4.7	0.6	1.6	1.5	1.3
Long-term debt	51.6	226.1	631.5	630.1	628.9
Long-term debt premium	—	—	22.8	18.7	14.5
Total stockholders' equity	$124.9	$169.9	$312.6	$324.1	$295.8

The 2011 and 2012 Consolidated Statements of Operations and Comprehensive Loss Data and Consolidated Balance Sheet Data have been impacted by the acquisitions we completed in those periods. See Note 3 to our Consolidated Financial Statements for a discussion of these acquisitions. The Consolidated Statements of Operations and Comprehensive Loss Data reflects the results from operations for each of the acquired companies from the date of acquisition and forward, which contributed an aggregate $375.1 million and $287.3 million increase in revenues from 2010 to 2011; and 2011 to 2012, respectively. We incurred acquisition related expenses of $12.5 million for fiscal 2011 and a benefit of $(2.7) million related to acquisition items for fiscal 2012. In 2012, we incurred an impairment of goodwill and intangible assets of $96.6 million.

The 2011 and 2012 Consolidated Balance Sheet Data reflects the impact of our acquisitions as well as the issuance of $625 million in Senior Secured Notes and the issuance of approximately 39.3 million common shares which were used to fund the acquisitions. See Notes 2, 3 and 5 of our Consolidated Financial Statements for a further discussion of these items.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results may differ substantially from those expressed in or implied by any forward-looking statements herein due to a number of factors, including but not limited to the risks and uncertainties described in this Item 7, in Item 1A Risk Factors and elsewhere in this Annual Report. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Annual Report and other reports and filings made with the SEC.

Overview

We are a specialized security technology business providing mission critical products, solutions and services for domestic and international customers, with our principal customers being agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, technology development, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and solutions are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

We design, engineer, and manufacture specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems.

Our primary end customers are U.S. Government agencies, including the DoD, classified agencies, intelligence agencies, other national security agencies and homeland security related agencies. We also conduct business with local, state and foreign governments and domestic and international commercial customers. In fiscal 2011, 2012 and 2013, we generated 74%, 65% and 64%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We believe our stable customer base, strong customer relationships, broad array of contract vehicles, large employee base possessing specialized skills, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

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

In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of FY 2013. The Office of Management and Budget (“OMB”) in its report to Congress of March 1, 2013, entitled “OMB Report to the Congress on the Joint Committee Sequestration,” calculated that, over the course of the fiscal year, the order required a 7.8 percent reduction in non-exempt defense discretionary funding and a 5.0 percent reduction in non-exempt non-defense discretionary funding. The sequestration also required reductions of 7.9 percent to non-exempt defense mandatory programs. The sequestration report provided calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non-exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of Balanced Budget and Emergency Deficit Control Act, as amended (“BBEDCA”), and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13-03, Planning for Uncertainty with Respect to Fiscal Year 2013 Budgetary Resources and Memorandum 13-05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration.

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

On December 19, 2013, Congress passed the Bipartisan Budget Act of 2013 (the "Bipartisan Budget"). The Bipartisan Budget is a two-year plan that sets spending for the Pentagon and other federal agencies at $1.012 trillion for fiscal 2014. For fiscal 2015, overall spending would increase only slightly to $1.014 trillion. The plan calls for extending part of the sequester into 2022 and 2023 to get an additional $23 billion in planned savings.

On February 15, 2014  legislation was signed which raises the U.S. debt limit through March 2015. In addition,  appropriators passed legislation that offsets a significant portion of the sequester cuts. This does translate to a better outlook for the Defense Industry than what was generally expected for both this year and next. However, we still expect some lower or delayed awards on some of our programs with a related negative impact on our revenues, earnings and cash flows.

Current Reporting Segments

We operate in two principal reportable segments: Kratos Government Solutions and Public Safety & Security. We organize our reportable segments based on the nature of the services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts and these intercompany transactions are eliminated in consolidation. The Consolidated Financial Statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our reportable segments, see Note 14 of Notes to Consolidated Financial Statements contained within this Annual Report. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Kratos Government Solutions Segment

Our KGS segment provides C5ISR products, solutions and services primarily for strategic mission critical national security programs and priorities. Our primary end customers in the KGS segment are U.S. Government agencies, including the Department of Defense ("DoD"), classified agencies, intelligence agencies, civilian agencies, other national security agencies and homeland security related agencies. Our work includes electronic warfare/attack and intelligence, reconnaissance and surveillance; satellite command and control, satellite communications support, signal monitoring, interference detection and geolocation; unmanned aerial systems and unmanned ground systems; ballistic missile defense test and evaluation; cyber and IT; learning, performance and training solutions; missile range operations and technical services; weapon systems lifecycle sustainment, support and extension; manufacturing of specialized tactical combat products, shelters and enclosures for C5ISR systems, UAVs, modular data centers and critical infrastructure shelters, weapons systems and warfighters.

Public Safety & Security Segment

Our PSS segment provides independent integrated security solutions for homeland security, public safety, critical infrastructure, and strategic assets for government, industrial and commercial customers. Our solutions include designing, engineering, installing, operating and servicing physical security systems and technologies that protect people, critical infrastructure, strategic assets, and property and make facilities more secure and efficient. We provide solutions in such areas as the design, engineering and operation of command and control centers, the design, engineering, deployment and integration of access control, building automation and control, communications, digital and closed circuit television security and surveillance, fire and life safety, maintenance, services and product support services. We provide solutions for customers in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers. For example, we provide biometrics and other access control technologies to customers such as pipelines, electrical grids, municipal port authorities, power plants, communication centers, large data centers, government installations and other commercial enterprises.

Strategic Acquisitions

We have supplemented our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with enhanced capabilities to pursue a broader cross section of the DoD, DHS and other government and critical infrastructure markets, complement and broaden our existing customer base and expand our primary service offerings. Our senior management team has significant acquisition experience. Since March 2011, we have acquired five companies and selected assets of a critical infrastructure security and safety system integration business, each as discussed below.

Acquisitions in the KGS segment

On July 2, 2012, we completed the acquisition of Composite Engineering, Inc. (“CEI”) for approximately $164.0 million. The purchase price, including an adjustment for working capital and cash to be paid to the shareholders for an Internal Revenue Service ("IRC") Section 338(h)(10) election, includes $135.0 million in cash, and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. $10.7 million of the cash paid was placed into an escrow account as security for CEI's indemnification obligations as set forth in the CEI purchase agreement and was reduced by $1.0 million for the working capital adjustment paid to the Company in July 2013, at which time the remaining escrow was released to the CEI shareholders. In addition, we paid $2.5 million to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI at its carrying and fair value of $3.0 million. The Company made an election under Section 338(h)(10) of the IRC, which resulted in tax deductible goodwill related to this transaction, and paid approximately $1.6 million in additional tax liability incurred by the shareholders of CEi for this election. The Company estimates that the tax deductible goodwill and intangibles is approximately $136.3 million and can be deducted for federal and California state income taxes over a 15-year period.

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

On July 27, 2011, we acquired Integral Systems, Inc. (“Integral”) in a cash and stock transaction valued at $241.1 million. As consideration for the acquisition of Integral, we paid $131.4 million in cash and issued approximately 10.4 million shares of our common stock valued at $108.7 million. The cash portion of the acquisition was substantially funded with the gross proceeds from the sale of our 10% Senior Secured Notes due 2017 in the aggregate principal amount of $115.0 million issued on July 27, 2011.

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

Key Financial Statement Concepts

As of December 29, 2013, we consider the following factors to be important in understanding our financial statements.

KGS' business with the U.S. Government and prime contractors is generally performed under cost reimbursable, fixed-price or time and materials contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed-price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations with consideration given to our Critical Accounting Principles and Estimates discussed below. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project's percentage complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Results of Operations

Comparison of Results for the Year Ended December 30, 2012 to the Year ended December 29, 2013

Revenues. Revenues by reportable segment for the years ended December 30, 2012 and December 29, 2013 are as follows (in millions):

	2012	2013	$ Change	% Change
Kratos Government Solutions
Service revenues	$264.0	$233.9	$(30.1)	(11.4)%
Product sales	519.2	507.0	(12.2)	(2.3)%
Total Kratos Government Solutions	783.2	740.9	(42.3)	(5.4)%
Public Safety & Security
Service revenues	186.0	209.7	23.7	12.7%
Product sales	—	—	—
Total Public Safety & Security	186.0	209.7	23.7	12.7%
Total revenues	$969.2	$950.6	$(18.6)	(1.9)%

Revenues decreased $18.6 million from $969.2 million in 2012 to $950.6 million in 2013. Included in our 2013 revenues are increased revenues of $33.6 million generated from the acquisition of CEI in 2012. Organic increases in our weapons range support work of $4.0 million were offset by continued reductions and compression in our legacy government service revenues of approximately $14.5 million, which have continued to be negatively impacted by increased competitive pricing pressures, and continued in-sourcing of our employees by the U.S. Government. In addition, expected reductions due to the completion of production and subsequent migration to the maintenance phase of certain of our satellite communications projects resulted in reduced annual revenues of $18.3 million. Finally, the delay of contract awards and shipments caused by the uncertainty in the DoD budgetary environment impacted revenues primarily in our ground equipment, ballistic missile target and our electronic warfare products business by an aggregate amount of $28.0 million. PSS segment revenue increased by $23.7 million, which was primarily due to strong demand for security and surveillance systems primarily in our transportation and utility vertical within our critical infrastructure business.

Product sales, which are all from the KGS segment, decreased $12.2 million from $519.2 million for the year ended December 30, 2012 to $507.0 million for the year ended December 29, 2013. As a percentage of total revenue, product revenues were 53.6% for the year ended December 30, 2012 as compared to 53.3% for the year ended December 29, 2013. An increase in product sales primarily related to the acquisition of CEI, was offset by reduced orders and timing on shipments in our ground equipment and electronic warfare businesses. Service revenues decreased by $6.4 million from $450.0 million for the year ended December 30, 2012 to $443.6 million for the year ended December 29, 2013. The decrease was primarily related to the reductions in service revenue in other business units in the KGS segment as discussed above.

As described in our “Critical Accounting Principles and Estimates” below and in the Notes to Consolidated Financial Statements contained within this Annual Report, we utilize both the cost-to-cost and units delivered measures under the percentage-of-completion method of accounting for recognizing revenue as provided for in Topic 605. When revenue is calculated using the percentage-of-completion method, total costs incurred to date are compared to total estimated costs to complete the contract. These estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, which determine the project's percentage of completion, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. During the reporting periods contained herein, we did experience revenue and margin adjustments on certain projects based on the aforementioned factors, but the effect of such adjustments, both positive and negative, when evaluated in total were determined to be immaterial to our Consolidated Financial Statements.

Cost of revenues.  Cost of revenues decreased from $712.0 million for the year ended December 30, 2012 to $710.6 million for the year ended December 29, 2013. The $1.4 million decrease in cost of revenues was primarily a result of an increase resulting from our 2012 acquisition of CEi offset by reductions in cost of revenues in our KGS segment as a result of decreased revenue as discussed above.

Gross margin declined from 26.5% for the year ended December 30, 2012 compared to 25.2% for the year ended December 29, 2013. Margins on services increased from 22.0% for the year ended December 30, 2012 to 24.4% for the year ended December 29, 2013, primarily reflecting the impact of cost reduction actions we have taken. Margins on products decreased for the year ended December 30, 2012 as compared to December 29, 2013 from 30.4% to 26.0%, respectively, as a result of a change in mix of products sold. Margins in the KGS segment decreased from 26.5% for the year ended December 30, 2012 to 25.1% for the year ended December 29, 2013 primarily as a result of change in mix of products sold as well as due in part to contract design retrofit costs of approximately $7.6 million recorded in 2013 as a result of an unsuccessful flight test failure of one of our aerial targets. Margins in the PSS segment decreased from 26.5% for the year ended December 30, 2012 to 25.8% for the year ended December 29, 2013 as a result of the mix of revenue and due to the impact of certain larger projects that were awarded at more competitive margins.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) decreased $0.1 million from $193.1 million for the year ended December 30, 2012 to $193.0 million for the year ended December 29, 2013. The decrease was primarily a result of the additional SG&A expenses associated with the CEI business offset in part by cost reduction actions we have made. As a percentage of revenues, SG&A increased from 19.9% for fiscal 2012 to 20.3% for fiscal 2013. Excluding amortization of intangibles of $43.9 million for the year ended December 30, 2012 and amortization of intangibles of $36.2 million for the year ended December 29, 2013, SG&A increased as a percentage of revenues from 15.4% to 16.5% for the year ended December 30, 2012 and December 29, 2013, respectively, primarily reflecting a full year of the SG&A of our acquisition of CEI, which currently operates at a higher SG&A infrastructure support than our other businesses.

Merger and acquisition related items.  Merger and acquisition expenses decreased $1.1 million from $2.7 million to a benefit of $3.8 million for the years ended December 30, 2012 and December 29, 2013, respectively.  Acquisition expenses related to our acquisitions of the Critical Infrastructure Business and CEI in 2012 were offset by a reduction in liabilities of $4.5 million as a result of reaching an agreement over previously disputed fees, a change in estimate of our indemnity obligations related to former directors and officers of Integral as a result of the settlement of the matter against one of the officers in November 2012 and an adjustment to the estimated contingent acquisition consideration owed to Southside Container & Trailer, LLC ("SCT"). See Notes 3 and 15 of the Notes to the Consolidated Financial Statements for a further discussion of contingent consideration and our indemnity obligations. The benefit of $3.8 million in 2013 was due to the reduction in a $3.1 million liability as a result of our final settlement of our obligations related to former officers and directors of Integral on July 1, 2013, as well as a $2.7 million settlement, net of associated legal fees, arising from a contract dispute with a former subcontractor of the Company pursuant to a settlement agreement executed in December 2013. Both of these benefits were offset partially by legal fees and settlements related to prior acquisitions.

Research and development expenses.  Research and development expenses increased from $17.8 million for the year ended December 30, 2012 to $21.4 million for the year ended December 29, 2013 primarily related to the acquisitions of CEI, as well as due to select investments we are making to enhance certain satellite, electronic warfare/electronic attack products and unmanned systems.

Impairment of goodwill and intangible assets. In 2012, as a result of reduced defense spending, the threat of sequestration and a decrease in current market multiples and our stock price and the corresponding negative impact on the fair value of the KGS reporting unit, we incurred a non-cash goodwill impairment charge of $82.0 million. We also incurred a non-cash intangible asset charge of $14.6 million related to the decision to minimize the use of the Charleston Marine Containers, Inc. and Henry Bros. Electronics, Inc. ("HBE"), trade names as part of our overall branding strategy. For a further discussion of impairment charges, see Note 2 of the Notes to the Consolidated Financial Statements and our Critical Accounting Principles and Estimates later in this section.

Unused office space and other. The expense of $2.1 million for the year ended December 30, 2012 was a result of an increase in our excess facility accrual due to consolidation of office space at our Lanham, Maryland and Huntsville, Alabama administrative facilities. The credit of $4.7 million for the year ended December 29, 2013 was due to a reduction in the excess facility accrual of office space at the Columbia, Maryland administrative facilities, primarily offset by expenses related to workforce reductions as a result of cost reduction initiatives we have implemented across the Company.

Other expense, net.  Other expense, net decreased from $64.8 million to $63.7 million for the years ended December 30, 2012 and December 29, 2013, respectively. The decrease in expense of $1.1 million was mainly due to a decrease of $2.4 million in the net interest income/expense, partially offset by a decrease in other income of $1.3.

Provision (benefit) for income taxes. The provision for income taxes decreased from a benefit of $1.6 million on a loss of $114.5 million from continuing operations before income taxes for the year ended December 30, 2012 to no provision on a loss before income taxes of $31.9 million for the year ended December 29, 2013. The benefit for the year ended December 30, 2012 was primarily due to the impairment of goodwill and intangible assets offset by state income taxes. The zero provision for the year ended December 29, 2013 was primarily comprised of a provision for foreign and state taxes offset by tax benefit related to a statute of limitations expiration of unrecognized tax benefits. See Note 8 of the Notes to the Consolidated Financial Statements for a further discussion of our income taxes.

Loss from discontinued operations. Loss from discontinued operations increased from $1.5 million to $5.3 million for the year ended December 30, 2012 and December 29, 2013, respectively. In 2012 and 2013, the loss was primarily due to the operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. Revenues generated by these businesses were approximately $18.5 million and $3.7 million for the year ended December 30, 2012 and December 29, 2013, respectively. Loss before income taxes was $1.8 million and $5.3 million for the years ended December 30, 2012 and December 29, 2013, respectively. Included in the loss for December 30, 2012 is a goodwill impairment charge of $1.5 million. We recognized a tax benefit of $0.3 million in the year ended December 30, 2012 primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies.

The following table presents the results of discontinued operations (in millions):

	Year ended December 30, 2012	Year ended December 29, 2013
Revenue	$18.5	$3.7
Loss before taxes	(1.8)	(5.3)
Benefit for income taxes	(0.3)	—
Net loss	$(1.5)	$(5.3)

See Note 9 of the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

Comparison of Results for the Year Ended December 25, 2011 to the Year ended December 30, 2012

Revenues. Revenues by reportable segment for the years ended December 25, 2011 and December 30, 2012 are as follows (in millions):

	2011	2012	$ Change	% Change
Kratos Government Solutions
Service revenues	$238.8	$264.0	$25.2	10.6%
Product sales	362.9	519.2	156.3	43.1%
Total Kratos Government Solutions	601.7	783.2	181.5	30.2%
Public Safety & Security
Service revenues	112.2	186.0	73.8	65.8%
Product sales	—	—	—
Total Public Safety & Security	112.2	186.0	73.8	65.8%
Total revenues	$713.9	$969.2	$255.3	35.8%

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

Impairment of goodwill and intangible assets. In 2012, as a result of reduced defense spending, the threat of sequestration and a decrease in current market multiples and our stock price and the corresponding negative impact on the fair value of the KGS reporting unit, we incurred a non-cash goodwill impairment charge of $82.0 million. We also incurred a non-

cash intangible asset charge of $14.6 million related to the decision to minimize the use of the Charleston Marine Containers, Inc. and Henry Bros. Electronics, Inc. ("HBE"), trade names as part of our overall branding strategy. For a further discussion of impairment charges, see Note 2 of the Notes to the Consolidated Financial Statements and the Application of Critical Accounting Policies later in this section.

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

Loss from discontinued operations. Loss from discontinued operations increased from $0.7 million to $1.5 million for the year ended December 25, 2011 and December 30, 2012, respectively. In 2011 and 2012 the loss was primarily due to the operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. Revenues generated by these businesses were approximately $9.2 million and $18.5 million for the year ended December 25, 2011 and December 30, 2012, respectively. Loss before income taxes was $1.3 million and $1.8 million for the years ended December 25, 2011 and December 30, 2012, respectively. Included in the loss for December 30, 2012 is a goodwill impairment charge of $1.5 million. For the years ended December 25, 2011 and December 30, 2012, we recognized a tax benefit of $0.6 million and $0.3 million, respectively, primarily related to the expiration of the statute of limitations for certain domestic and foreign tax contingencies.

The following table presents the results of discontinued operations (in millions):

	Year ended December 25, 2011	Year ended December 30, 2012
Revenue	$9.2	$18.5
Loss before taxes	(1.3)	(1.8)
Benefit for income taxes	(0.6)	(0.3)
Net loss	$(0.7)	$(1.5)

See Note 9 of the Notes to the Consolidated Financial Statements for a further discussion of discontinued operations.

Liquidity and Capital Resources

As of December 29, 2013, we had cash and cash equivalents of $55.7 million compared with cash and cash equivalents of $49.0 million as of December 30, 2012, which includes $16.0 million and $15.2 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, however, they are essentially considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the premium of $14.5 million received on Notes issued, decreased by $5.6 million from $650.3 million on December 30, 2012 to $644.7 million on December 29, 2013. The decrease in debt was primarily the result of the amortization of the premium on the Notes of approximately $4.2 million and a $1.0 million principal payment on a ten-year term loan with a bank in Israel assumed in connection with our acquisition of Herley.

Our operating cash flow is used to finance trade accounts receivable, fund necessary increases in inventory, fund capital expenditures and our ongoing operations, service our debt and make strategic acquisitions. Financing trade accounts receivable is necessary because, on average, our customers do not pay us as quickly as we pay our vendors and employees for their goods and services. As our mix of revenues has become more product rather than service focused, our days sales outstanding on our receivables have been impacted by contractual billing milestones under which we are unable to bill and collect certain amounts until the milestones have been satisfied. Financing increases in inventory balances is necessary to fulfill shipment requirements to meet delivery schedules of our customers. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our accounts receivable balance of $265.8 million at December 29, 2013 includes $1.2 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. ("Gichner") entered into with the Greek Ministry of Defense (GMoD) in 2004 prior to our acquisition of Gichner in 2010. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations from our Consolidated Statements of Cash Flows is as follows (in millions):

	Year Ended
	December 25, 2011	December 30, 2012	December 29, 2013
Net cash provided by operating activities from continuing operations	$5.2	$52.3	$22.6

Our cash provided by operating activities was impacted by interest and transaction expenses we paid related to the completion of strategic acquisitions in 2011, and 2012. We paid $46.2 million, $64.0 million, and $63.8 million in interest expense in 2011, 2012, and 2013, respectively. The increase in interest expense paid from 2011 to 2012 was a result of the $285.0 million in 10% Senior Secured Notes we issued on March 25, 2011 to fund the acquisition of Herley and the issuance of $115.0 million in 10% Senior Secured Notes we issued on July 27, 2011 to fund the acquisition of Integral, as well as a full years impact of the $225.0 million of 10% Senior Secured Notes we issued in May 2010. Cash provided by operating activities in 2011, 2012 and 2013 also includes $27.8 million, $5.4 million, and $0.6 million, respectively, in transaction costs paid related to our acquisitions. See Note 3 and Note 5 of the Notes to Consolidated Financial Statements contained within this Annual Report for a further discussion of our acquisitions and debt. Excluding the payment of transaction expenses, cash provided by operating activities was $33.0 million, $57.7 million, and $23.2 million in 2011, 2012, and 2013, respectively.

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 25, 2011	December 30, 2012	December 29, 2013
Investing activities:
Cash paid for acquisitions, net of cash acquired	$(391.1)	$(149.4)	$2.2
Cash paid for contingent acquisition consideration	—	—	—
Proceeds from the disposition of discontinued operations	—	0.3	1.3
Change in restricted cash	3.0	0.6	0.4
Capital expenditures	(7.5)	(16.6)	(16.6)
Net cash used in investing activities from continuing operations	$(395.6)	$(165.1)	$(12.7)

Cash paid for acquisitions accounted for the most significant outlays for investing activities for the years ended December 25, 2011 and December 30, 2012, in each case as a result of the implementation of our strategy to diversify our business through strategic acquisitions.

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

On December 30, 2011, we acquired selected assets of the Critical Infrastructure Business for approximately $20.0 million which is reflected in our fiscal 2012 investing activities. On July 2, 2012, we completed the acquisition of CEI and paid approximately $135.0 million for the cash portion of the purchase of CEI common stock and to retire CEI's existing debt and capital leases. We reached settlements of total working capital adjustments owed to us for these acquisitions of $2.2 million, which we received in 2013.

Capital expenditures consist primarily of investment in machinery, computer hardware and software, and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business. The increase in capital expenditures of $9.1 million from $7.5 million in 2011 to $16.6 million in 2012 is primarily related to the full year's activity for Herley and Integral Systems as well as the 2012 activity for CEI. Capital expenditures in 2013 reflected a full years impact of CEI, and investments we have made for certain machinery, test equipment, and demonstration units in our unmanned aerial systems business.

Cash provided by financing activities from continuing operations is summarized as follows (in millions):

	Year Ended
	December 25, 2011	December 30, 2012	December 29, 2013
Financing activities:
Proceeds from the issuance of long-term debt	$425.7	$—	$—
Proceeds from the issuance of common stock	61.1	97.0	—
Cash paid for contingent acquisition consideration	—	(2.5)	(2.1)
Borrowings under credit facility	—	50.0	—
Repayment under credit facility	(2.7)	(51.0)	(1.0)
Purchase of treasury stock	(10.9)	—	—
Debt issuance costs paid	(22.1)	(1.2)	—
Proceeds from the exercise of restricted stock units, employee stock options, and employee stock purchase plan	2.0	—	1.5
Other	(0.7)	(1.4)	(0.4)
Net cash provided by financing activities from continuing operations	$452.4	$90.9	$(2.0)

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

In February 2011, we sold approximately 4.9 million shares of our common stock at a purchase price of $13.25 per share in an underwritten public offering. We received gross proceeds from the equity offering of approximately $64.8 million and, after deducting underwriting and other offering expenses, received approximately $61.1 million in net proceeds.

On December 1, 2011, we paid $10.9 million for a block transaction to repurchase 2.0 million shares of our common stock in the open market from an institutional investor for $5.45 per share.

In April 2012, we paid $2.5 million in contingent acquisition consideration related to the DEI Services Corporation performance milestones achieved in 2011.

On May 15, 2012, we sold 20.0 million shares of common stock at a purchase price of $5.00 per share in an underwritten public offering. We received gross proceeds of $100.0 million. After deducting underwriting and other offering expenses, we received approximately $97.0 million in net proceeds. We used the net proceeds from this offering as well as borrowings of $40.0 million from our revolving line of credit to fund the cash consideration paid to the stockholders of CEI in connection with our acquisition in July 2012. In September 2012, we repaid the $40.0 million borrowed on our revolving line of credit for the acquisition of CEI.

See “Contractual Obligations and Commitments” for a further discussion of our Senior Secured Notes, our Credit Facility and debt obligations.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Year Ended
	December 25, 2011	December 30, 2012	December 29, 2013
Net cash flows provided by (used in) discontinued operations	$(2.7)	$1.3	$(1.3)

Cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

10% Senior Secured Notes due 2017

In order to fund our acquisitions in 2011 and 2012 we issued equity as discussed above and increased our leverage through a series of financing transactions.

On May 19, 2010, we entered into an Indenture with the guarantors set forth therein and Wilmington Trust FSB (“Wilmington Trust”), as trustee and collateral agent (as amended, the “Indenture”) to issue 10% Senior Secured Notes due 2017 (“Notes”). As of December 29, 2013, we have issued $625.0 million in aggregate principal amount of Notes under this Indenture. The Notes were issued in three separate offerings, each as described more fully below. The Notes have been used to fund acquisitions and for general corporate purposes. They are secured by a lien on substantially all of our assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property) where the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1.0 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 29, 2013, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

We may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of December 29, 2013, there were no outstanding borrowings on the Amended Revolver and $10.7 million was outstanding on letters of credit resulting in net borrowing base availability of $79.9 million. We were in compliance with the financial covenants as of December 29, 2013.

Debt Acquired in Acquisition of Herley

We assumed a $10.0 million ten-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of December 29, 2013 was $4.8 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants including a minimum net equity covenant as defined in the loan agreement. We were in compliance with the financial covenants of the loan agreement as of December 29, 2013.

Payments in Connection with Acquisitions

In connection with our business acquisitions, we agreed to make additional future payments to sellers based on final purchase price adjustments and the expiration of certain indemnification obligations. Pursuant to the provisions of Topic 805, such amounts are recorded at fair value on the acquisition date.

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

The SCT Agreement provided that upon achievement of certain EBITDA amounts in 2011, 2012 and 2013, we would have had to pay the former stockholders of SCT certain additional performance-based consideration. The potential undiscounted amount of all future contingent consideration that would have been payable by us under the SCT Agreement has been reduced to zero and no amounts were earned or paid in 2011, 2012, or 2013.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 29, 2013, and the effect such obligations could have on our liquidity and cash flow in future periods (in millions):

	Payments due/forecast by Period
	Total	2013	2014 - 2015	2016 - 2017	2018 and After
Debt, net of interest(1)	$629.8	$1.0	$2.0	$626.8	$—
Estimated interest on debt(2)	213.7	62.6	125.1	26.0	—
Purchase orders(3)	219.1	134.9	46.6	37.6	—
Operating leases(4)	70.9	15.9	23.9	18.4	12.7
Capital leases(4)	0.5	0.4	0.1	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—
Total commitments and recorded liabilities	$1,134.0	$214.8	$197.7	$708.8	$12.7

(1)	The Notes in the aggregate principal amount of $625 million are due June 1, 2017. See Note 5 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

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

(4)
We have entered into or acquired various non-cancelable operating lease agreements that expire on various dates through 2022. The amounts include $12.4 million in excess facility costs and exclude expected sublease income. See Note 6 in the Notes to Consolidated Financial Statements contained within this Annual Report for further details.

(5)
Our Consolidated Balance Sheet at December 29, 2013 included a $2.0 million noncurrent liability for uncertain tax positions, all of which may result in cash payments. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

As of December 29, 2013, we have $10.7 million of standby letters of credit outstanding. Our letters of credit are primarily related to milestone payments received from foreign customers for which the customer has not yet received the product, our prior workers compensation program, and our performance bond program for work performed in the PSS segment. Additional information regarding our financial commitments at December 29, 2013 is provided in the Notes to Consolidated Financial Statements contained in this Annual Report, specifically Note 15.

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

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders' equity, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, as deemed necessary, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory including the reserves for excess and obsolete inventory, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance, accruals for partial self-insurance, contingencies and litigation, contingent acquisition consideration, stock-based compensation, and losses on unused office space. We explain these accounting policies in the Notes to the Consolidated Financial Statements contained within this

Annual Report and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and such differences may be material.

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

We have three basic categories of fixed-price contracts: fixed unit price, fixed-price level of effort, and fixed-price completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Topic 605. Topic 605 which generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed-price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

A portion of our fixed-price completion contracts are within the scope of Topic 605. For these contracts, revenue is recognized using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for our government contracts. These cost estimates are reviewed and, if necessary, revised monthly on a contract-by-contract basis. If, as a result of this review, we determine that a loss on a contract is probable, then the full amount of estimated loss is charged to operations in the period it is determined that it is probable a loss will be realized from the full performance of the contract. In certain instances, when our customers have requested that we commence work prior to receipt of the contract award and funding we have incurred costs related to that specific anticipated contract, and we believe recoverability of the costs is probable, we may defer those costs incurred until the associated contract has been awarded and funded by the customer.

In accounting for our long-term contracts for production of products provided to the U.S. Government, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on units delivered or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Significant management judgments and estimates, including but not limited to the estimated costs to complete projects, must be made and used in connection with the revenue recognized in any accounting period. A cancellation, schedule delay, or modification of a fixed-price contract which is accounted for using the percentage-of-completion method may adversely affect our gross margins for the period in which the contract is modified or canceled. Under certain circumstances, a cancellation or negative modification could result in us having to reverse revenue that we recognized in a prior period, thus significantly reducing the amount of revenues we recognize for the period in which the adjustment is made. Correspondingly, a positive modification may positively affect our gross margins. In addition, a schedule delay or modifications can result in an increase in estimated cost to complete the project, which would also result in an impact to our gross margin. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

For multiple element arrangements that include hardware products containing software essential to the hardware products' functionality and undelivered non-software services, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

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

From time to time, we may proceed with work based on customer direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program.

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

As a result of the Company’s internal organizational realignment in August 2013 the Company reviewed its reporting units to be tested for its 2013 annual test for impairment. The realignment resulted in the formation of three new divisions in our KGS reportable segment comprised of our Unmanned Combat Aerial Systems (UCAS) Division, our Advanced Drones & Target Systems (ADTS) Division and our Modular Systems (MS) Division in addition to the existing Defense and Rocket Support Services (DRSS) Division, Technical and Training Solutions (TTS) Division and Electronic Products (EP) Division. As a result of this reorganization, the Company identified its reporting units to be the ADTS, DRSS, EP, MS, TTS and UCAS divisions within the KGS reportable segment and the PSS operating segment to be tested for potential impairment in its 2013 annual test.
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

The KGS reporting unit was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry which resulted in the book value of KGS exceeding its fair value in step one of the impairment test. As a result during our annual test in 2012, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, we recorded an $82.0 million goodwill impairment related to the KGS reporting unit as of December 30, 2012.

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

The goodwill of the PSS and KGS reportable segments are $35.6 million and $560.8 million, respectively.

As a result of the assumptions used in our analysis, several factors could result in impairment of our $596.4 million goodwill and $69.9 million long-lived intangibles in future periods, including but not limited to the risks discussed in Item 1A “Risk Factors” contained within this Annual Report and:

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

We have a valuation allowance at December 29, 2013, due to management's overall assessment of risks and uncertainties related to our future ability to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises, before they expire.

The 2013 effective tax rate at December 29, 2013 for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized at December 29, 2013 are settled at an amount which differs from our estimate. Finally, during 2013 and thereafter, if we are impacted by a change in the valuation allowance as of December 29, 2013 resulting from a change in judgment regarding the realizability of deferred tax assets beyond December 29, 2013, such effect will be recognized in the interim period in which the change occurs.

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

The valuation provisions of Topic 718 apply to new awards and to awards that are outstanding on the effective date and subsequently modified or canceled. We use the Black-Scholes option pricing model and a lattice options pricing model for market condition options to estimate the fair value of our stock options at the grant date. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The lattice options pricing model breaks down the time to expiration into potentially a very large number of time intervals, or steps which makes it possible to check at every point in an option's life for the possibility of early exercise. Our employee stock options are generally subject to vesting restrictions and are generally not transferable.

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

Cash and cash equivalents as of December 29, 2013 were $55.7 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the year ended December 29, 2013.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2013

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2013.

Our internal control over financial reporting has been audited by Deloitte & Touche LLP,  an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 29, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial accounting and reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2013.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2013.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 29, 2013.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a)(1)	Financial Statements

The Consolidated Financial Statements of Kratos Defense & Security Solutions, Inc. and Reports of Deloitte LLP, and Grant Thornton LLP, Independent Registered Public Accounting Firms, are included in a separate section of this Annual Report beginning on page F-1.

(a)(2)	Financial Statement Schedules
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto.

(a) (3).  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1+	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	02/08/11	n/a
2.2+	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011	2.1
2.3+	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	5/8/2012	2.1
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc	10-Q	09/30/2001 (000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	09/14/2007 (000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009 (001-34460)	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	09/30/2001 (000-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	06/5/2002 (000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004 (000-27231)	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004 (000-27231)	4.1
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1
4.4	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/2010	4.1
4.5	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	02/07/2011	10.2
4.6	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/2011	4.1
4.7	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/2011	4.1
4.8	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/2011	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/10	4.1
4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/2011	4.2
4.11	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2
4.12	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010	10.4
4.13	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes).	8-K	03/29/2011	4.1
4.14	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of March 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/04/2011	4.2
4.15	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	4.2
4.16	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/2011	4.2
10.1	Commitment Letter, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc. and Jefferies Group, Inc., Key Capital Corporation and OPY Credit Corp.	8-K	02/07/2011	10.1
10.2#	Form of Indemnification Agreement by and between Kratos Defense & Security Solutions, Inc. and its directors and executive officers.	10-Q	06/26/2011	10.8
10.3#	2000 Nonstatutory Stock Option Plan.	10-Q	9/30/2000 (000-27231)	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.4#	Form of Stock Option Agreement and Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.	10-Q	09/30/2000 (000-27231)	10.3
10.5#	Nonqualified Deferred Compensation Plan.	10-K	12/31/2005 (000-27231)	10.44
10.6#	2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.7#	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.	S-8	08/01/2005 (333-127060)	99.1
10.8#	Form of Restricted Stock Unit Agreement and Form of Notice of Grant under the 2005 Equity Incentive Plan.	8-K	01/17/2007 (000-27231)	99.3
10.9#	Herley Industries, Inc. 1996 Stock Option Plan.	S-8	04/08/2011	4.10
10.10#	Herley Industries, Inc. 1997 Stock Option Plan.	S-8	04/08/2011	4.11
10.11#	Herley Industries, Inc. 1998 Stock Option Plan.	S-8	04/08/2011	4.12
10.12#	Herley Industries, Inc. 2000 Stock Option Plan.	S-8	04/08/2011	4.13
10.13#	Herley Industries, Inc. 2003 Stock Option Plan.	S-8	04/08/2011	4.14
10.14#	Herley Industries, Inc. Amended and Restated 2006 New Employee Stock Option Plan.	S-8	04/08/2011	4.15
10.15#	Integral Systems, Inc. Amended and Restated 2002 Stock Option Plan.	S-8	10/25/2011	4.10
10.16#	Integral Systems, Inc. 2008 Stock Incentive Plan.	S-8	10/25/2011	4.11
10.17#	2011 Equity Incentive Plan.	DEF 14A	04/15/2011	n/a
10.18#	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement pursuant to the 2011 Equity Incentive Plan.	8-K	11/18/2011	10.10
10.19#	Employment Agreement, dated as of July 22, 2010, by and between Kratos Government Solutions, Inc. and David Carter.	10-K	12/26/2010	10.15
10.20#	First Amendment to Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense Engineering Solutions, Inc. and David Carter.	10-Q	09/25/2011	10.90
10.21#	Second Amended and Restated Executive Employment Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Eric DeMarco	10-Q	06/26/2011	10.30
10.22#	Second Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deanna Lund.	10-Q	06/26/2011	10.40
10.23#	Amended and Restated Severance and Change of Control Agreement, dated as of August 4, 2011, by and between Kratos Defense & Security Solutions, Inc. and Deborah S. Butera.	10-Q	6/26/2011	10.80

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.24#	Employment Agreement, dated as of August 4, 2011, by and between Kratos Public Safety & Security Solutions, Inc. and Ben Goodwin.	10-Q	09/25/2011	10.10
10.25#	Settlement Agreement and General Release of Claims, dated as of October 16, 2009, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, Field Point III, Ltd. and SPF CDO I, Ltd.	10-Q	09/27/2009(001-34460)	10.10
10.26#	Sublease Agreement, dated as of December 17, 2009, by and between Amylin Pharmaceuticals, Inc. (Sublessor) and Kratos Defense & Security Solutions, Inc. (Sublessee).	10-K	12/27/2009(000-34460)	10.26
10.27	Purchase Agreement, dated as of May 12, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010	10.10
10.28	Security Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Collateral Agent.	8-K	05/25/2010	10.20
10.29	Intercreditor Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Wilmington Trust FSB, as Indenture Agent, and KeyBank National Association, as Credit Facility Agent.	8-K	05/25/2010	10.30
10.30	Credit Agreement, dated as of March 3, 2010, among Kratos Defense & Security Solutions, Inc., KeyBank National Association, as Administrative Agent and Lender, Bank of America, N.A., as Syndication Agent and Lender, and the other financial institutions parties thereto with Keybanc Capital Markets and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Runners.	8-K	03/08/2010(001-34460)	10.10
10.31	First Amendment Agreement, dated as of December 13, 2010, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	12/16/2010	10.10
10.32	Second Amendment Agreement, dated as of February 7, 2011, among Kratos Defense & Security solutions, the Lenders named therein and KeyBank National Association.	8-K	02/07/2011	10.30
10.33	Purchase Agreement, dated March 22, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets, Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.34	Security Agreement, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, Lanza Acquisition Co. and Wilmington Trust FSB, as Collateral Agent.	8-K	03/29/2011	10.20
10.35	Credit and Security Agreement, dated as of May 19, 2010, as amended and restated as of July 27, 2011, among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	07/29/2011	10.10
10.36	First Amendment Agreement, dated as of November 14, 2011, by and among Kratos Defense & Security Solutions, Inc., as Borrower, the Lenders named therein, and Key Bank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent.	8-K	11/18/2011	10.10
10.37	Purchase Agreement, dated July 14, 2011, by and among Kratos Defense & Security Solutions, Inc., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC, as amended by that certain Joinder Agreement, dated July 27, 2011.	10-Q	09/25/2011	10.20
10.38	Stipulation and Agreement of Settlement of Derivative Claims, dated as of January 5, 2010.	10-K	12/27/2009(001-34460)	10.60
10.39	Amended and Restated Herley Industries, Inc. 2010 Stock Plan, and the forms of agreement related thereto.	S-8	03/08/2012	4.10
10.40	Amended and Restated Integral Systems, Inc. 2008 Stock Incentive Plan, and the forms of agreement related thereto.	S-8	03/08/2012	4.11
10.41	Second Amendment to Credit and Security Agreement, dated as of May 4, 2012, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	8-K	05/08/2012	10.10
10.42	Third Amendment to Credit and Security Agreement, dated as of May 8, 2012, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	8-K	05/08/2012	10.20
10.43	Standstill Agreement, dated May 14, 2012, between Kratos Defense & Security Solutions, Inc., Bandel Carano, Oak Investment Partners IX, L.P., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Oak X Affiliates Fund, L.P., Oak Investment Partners X, L.P., and Oak Investment Partners XIII, L.P.	8-K	05/15/2012	10.10
10.44	Form of Restricted Stock Unit Agreement entered into between Kratos Defense & Security Solutions, Inc. and certain employees of Composite Engineering, Inc.	S-8	07/27/2012	4.10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
10.45	Fourth Amendment to Credit and Security Agreement, dated as of February 27, 2013, among Kratos Defense & Security Solutions, the lenders named therein, and KeyBank National Association.	10-Q	05/09/2013	10.1
10.46#	Employment Agreement, effective January 17, 2014, by and between Kratos Defense & Security Solutions, Inc. and Phil Carrai.	8-K	01/22/2014	10.1
21.1	List of Subsidiaries.				*
23.1	Consent of Independent Registered Public Accounting Firm.				*
23.2	Consent of Independent Registered Public Accounting Firm.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101
Financial statements from the Annual Report on Form 10K of Kratos Defense & Security Solutions, Inc. for the year ended December 29, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.
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
Date: March 11, 2014

Kratos Defense & Security Solutions, Inc.

By:	/s/ Eric M. DeMarco Eric M. DeMarco President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Eric M. DeMarco Eric M. DeMarco	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2014

/s/ Deanna H. Lund Deanna H. Lund	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 11, 2014

/s/ Deborah S. Butera Deborah S. Butera	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary / Registered In-House Counsel	March 11, 2014

/s/ Richard Duckworth Richard Duckworth	Vice President and Corporate Controller (Principal Accounting Officer)	March 11, 2014

/s/ Scott Anderson Scott Anderson	Director	March 11, 2014

/s/ Bandel Carano Bandel Carano	Director	March 11, 2014

/s/ William Hoglund William Hoglund	Director	March 11, 2014

/s/ Scot Jarvis Scot Jarvis	Director	March 11, 2014

/s/ Jane E. Judd Jane E. Judd	Director	March 11, 2014

/s/ Sam Liberatore Sam Liberatore	Director	March 11, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kratos Defense & Security Solutions, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Kratos Defense & Security Solutions, Inc. and subsidiaries (the "Company") as of December 29, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 29, 2013. We also have audited the Company's internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2013, and the results of their operations and their cash flows for the year ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Kratos Defense & Security Solutions, Inc.
We have audited the accompanying consolidated balance sheet of Kratos Defense & Security Solutions, Inc. (the “Company”) as of December 30, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kratos Defense & Security Solutions, Inc. as of December 30, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
San Diego, California
March 12, 2013

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 30, 2012 and December 29, 2013
 (in millions, except par value and number of shares)

	2012	2013
Assets
Current assets:
Cash and cash equivalents	$49.0	$55.7
Restricted cash	5.5	5.0
Accounts receivable, net	271.9	265.8
Inventoried costs	94.3	74.6
Income taxes receivable	3.7	2.1
Prepaid expenses	17.4	10.4
Other current assets	7.0	16.7
Other current assets of discontinued operations	6.6	—
Total current assets	455.4	430.3
Property, plant and equipment, net	85.6	84.8
Goodwill	596.4	596.4
Intangible assets, net	106.1	69.9
Other assets	39.6	35.2
Other assets of discontinued operations	0.8	—
Total assets	$1,283.9	$1,216.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83.6	$61.9
Accrued expenses	46.4	46.2
Accrued compensation	47.8	44.9
Accrued interest	6.3	5.2
Billings in excess of costs and earnings on uncompleted contracts	43.7	52.5
Deferred income tax liability	28.9	28.4
Other current liabilities	15.7	8.1
Current portion of long-term debt	1.0	1.0
Current portion of capital lease obligations	0.5	0.3
Current liabilities of discontinued operations	4.9	2.5
Total current liabilities	278.8	251.0
Long-term debt principal, net of current portion	629.7	628.8
Long-term debt premium	18.7	14.5
Capital lease obligations, net of current portion	0.4	0.1
Deferred income tax liability	—	0.7
Other long-term liabilities	31.9	25.5
Long-term liabilities of discontinued operations	0.3	0.2
Total liabilities	959.8	920.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, 0 shares outstanding at December 30, 2012 and December 29, 2013	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 56,613,024 and 57,056,892 shares issued and outstanding at December 30, 2012 and December 29, 2013, respectively	—	—
Additional paid-in capital	847.1	856.0
Accumulated other comprehensive loss	(0.8)	(0.8)
Accumulated deficit	(522.2)	(559.4)
Total stockholders' equity	324.1	295.8
Total liabilities and stockholders’ equity	$1,283.9	$1,216.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 25, 2011, December 30, 2012, and December 29, 2013
(in millions, except per share amounts)

	2011	2012	2013
Service revenues	$351.0	$450.0	$443.6
Product sales	362.9	519.2	507.0
Total revenues	713.9	969.2	950.6
Cost of service revenues	260.7	350.8	335.2
Cost of product sales	262.0	361.2	375.4
Total costs	522.7	712.0	710.6
Gross profit	191.2	257.2	240.0
Selling, general and administrative expenses	140.6	193.1	193.0
Merger and acquisition related items	12.5	(2.7)	(3.8)
Research and development expenses	8.6	17.8	21.4
Impairment of goodwill and intangible assets	—	96.6	—
Unused office space and other	—	2.1	(2.4)
Operating income (loss) from continuing operations	29.5	(49.7)	31.8
Other income (expense):
Interest expense, net	(51.1)	(66.1)	(63.7)
Other income, net	—	1.3	—
Total other expense, net	(51.1)	(64.8)	(63.7)
Loss from continuing operations before income taxes	(21.6)	(114.5)	(31.9)
Provision (benefit) for income taxes from continuing operations	1.9	(1.6)	—
Loss from continuing operations	(23.5)	(112.9)	(31.9)
Loss from discontinued operations	(0.7)	(1.5)	(5.3)
Net loss	$(24.2)	$(114.4)	$(37.2)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.86)	$(2.41)	$(0.56)
Net loss from discontinued operations	(0.02)	(0.03)	(0.09)
Net loss per common share	$(0.88)	$(2.44)	$(0.65)
Weighted average common shares outstanding:
Basic and diluted	27.4	46.9	56.8
Comprehensive Loss
Net loss from above	$(24.2)	$(114.4)	$(37.2)
Other comprehensive loss:
Change in cumulative translation adjustment	0.1	(0.4)	—
Post retirement benefit reserve adjustment net of tax expense	(0.3)	(0.2)	—
Other comprehensive loss, net of tax	(0.2)	(0.6)	—
Comprehensive loss	$(24.4)	$(115.0)	$(37.2)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY Years ended December 25, 2011, December 30, 2012, and December 29, 2013 (in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amounts
Balance, December 26, 2010	18.6	$—	$553.5	$—	$(383.6)	$169.9
Issuance of common stock for employee stock purchase plan, options and warrants	0.4	—	2.0	—	—	2.0
Issuance of common stock for cash	4.9	—	61.1	—	—	61.1
Issuance of common stock for acquisitions	10.4	—	109.7	—	—	109.7
Fair value of options assumed for acquisitions	—	—	1.9	—	—	1.9
Stock-based compensation	—	—	3.3	—	—	3.3
Conversion of convertible notes	0.1	—	—	—	—	—
Common stock repurchased	(2.0)	—	(10.9)	—	—	(10.9)
Net loss	—	—	—	—	(24.2)	(24.2)
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Balance, December 25, 2011	32.4	—	720.6	(0.2)	(407.8)	312.6
Issuance of common stock for cash	20.0	—	97.0	—	—	97.0
Issuance of common stock for acquisitions	4.0	—	23.8	—	—	23.8
Stock-based compensation	—	—	6.6	—	—	6.6
Issuance of common stock for employee stock purchase plan, options and warrants	0.2	—	—	—	—	—
Common stock repurchased for employee stock purchase plan	—	—	(0.7)	—	—	(0.7)
Restricted stock units traded for taxes	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	(114.4)	(114.4)
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Balance, December 25, 2012	56.6	—	847.1	(0.8)	(522.2)	324.1
Stock-based compensation	—	—	7.4	—	—	7.4
Issuance of common stock for employee stock purchase plan, options and warrants	0.3	—	1.6	—	—	1.6
Restricted stock units traded for taxes	0.1	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(37.2)	(37.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—
Balance, December 29, 2013	57.0	$—	$856.0	$(0.8)	$(559.4)	$295.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 25, 2011, December 30, 2012, and December 29, 2013
(in millions)

	2011	2012	2013
Operating activities:
Net loss	$(24.2)	$(114.4)	$(37.2)
Loss from discontinued operations	(0.7)	(1.5)	(5.3)
Loss from continuing operations	(23.5)	(112.9)	(31.9)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	48.0	58.0	53.4
Deferred income taxes	(0.1)	(2.5)	(0.4)
Stock-based compensation	3.3	6.6	7.4
Mark to market on swaps	(0.3)	—	—
Goodwill and intangible assets impairment charge	—	96.6	—
Amortization of deferred financing costs	3.8	5.1	5.1
Amortization of premium on Senior Secured Notes	(2.8)	(4.2)	(4.2)
Provision for doubtful accounts	1.8	0.4	1.0
Change in accrual for excess facilities	—	1.8	(4.7)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14.4)	2.8	4.9
Inventoried costs	4.3	(5.2)	20.0
Prepaid expenses	1.4	(1.7)	1.9
Other assets	1.3	(0.2)	(7.0)
Accounts payable	(15.8)	25.6	(22.0)
Accrued expenses	1.0	(10.3)	(0.7)
Accrued compensation	(3.8)	4.3	(3.0)
Accrued interest	3.1	1.2	(1.1)
Billings in excess of costs and earnings on uncompleted contracts	(1.8)	(5.0)	8.8
Income tax receivable and payable	(0.2)	(0.7)	1.6
Other liabilities	(0.1)	(7.4)	(6.5)
Net cash provided by operating activities from continuing operations	5.2	52.3	22.6
Investing activities:
Cash paid for acquisitions, net of cash acquired	(391.1)	(149.4)	2.2
Proceeds from the disposition of discontinued operations	—	0.3	1.3
Cash transferred from restricted cash	3.0	0.6	0.4
Capital expenditures	(7.5)	(16.6)	(16.6)
Net cash used in investing activities from continuing operations	(395.6)	(165.1)	(12.7)
Financing activities:
Proceeds from the issuance of long-term debt, net of issuance costs	425.7	—	—
Proceeds from the issuance of common stock, net of issuance costs	61.1	97.0	—
Borrowing under credit facility	—	50.0	—
Repayments under credit facility	(2.7)	(51.0)	(1.0)
Purchase of treasury stock	(10.9)	—	—
Cash paid for contingent acquisition consideration	—	(2.5)	(2.1)
Debt issuance costs	(22.1)	(1.2)	—
Proceeds from exercise of restricted stock units, employee stock options, and employee stock purchase plan	2.0	—	1.5
Other	(0.7)	(1.4)	(0.4)
Net cash provided by (used in) financing activities from continuing operations	452.4	90.9	(2.0)
Net cash flows of continuing operations	62.0	(21.9)	7.9
Net operating cash flows of discontinued operations	(2.7)	1.3	(1.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—	0.1
Net increase (decrease) in cash and cash equivalents	58.8	(20.6)	6.7
Cash and cash equivalents at beginning of year	10.8	69.6	49.0
Cash and cash equivalents at end of year	$69.6	$49.0	$55.7
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$46.2	$64.0	$63.8
Net cash paid during the year for income taxes	$1.5	$2.7	$0.2
Non-cash investing and financing activities:
Common stock and stock options issued for acquisitions	$111.6	$23.8	$—
Liability for contingent cash consideration	$1.8	$2.1	$—
Supplemental disclosures of non-cash investing and financing transactions:
Fair value of assets acquired in acquisitions	$731.3	$218.3	$—
Liabilities assumed in acquisitions	$197.2	$35.2	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Kratos Defense & Security Solutions, Inc. (“Kratos” or the “Company”) is a specialized security technology business providing mission critical products, solutions and services for domestic and international customers, with its principal customers being agencies of the U.S. Government. Kratos' core capabilities are sophisticated engineering, manufacturing, technology development, and system integration, and test and evaluation offerings for national security platforms and programs. Its principal products and solutions are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”); design, engineer and manufacture specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, and missile system platforms; integrated technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems.

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

In June 2012, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals of the non-core businesses acquired in the Integral acquisition. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements (“Topic 205”), these businesses have been classified as held for sale and reported in discontinued operations in the accompanying Consolidated Financial Statements. See Note 9.

(c)    Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. There were 52 calendar weeks in the fiscal years ended on December 25, 2011 and December 29, 2013. There were 53 calendar weeks in the fiscal year ended on
December 30, 2012.

(d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts, warranties, inventory valuation, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions, contingencies and litigation, contingent acquisition consideration, stock-based compensation, losses on unused office space, and business combination purchase price allocations. In the future, the Company may realize actual results that differ from the current reported estimates and if the estimates that the Company has used change in the future, such changes could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

The Company has three basic categories of fixed-price contracts: fixed unit price, fixed-price-level of effort, and fixed-price-completion. Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with ASC Topic 605, Revenue Recognition (“Topic 605”), specifically Topic 605-10-S99, which generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place; (2) delivery has occurred or services have been provided; (3) the price is fixed or determinable; and, (4) collectability is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

On a portion of the fixed price-completion contracts, revenue is recognized in accordance with Topic 605 using the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead, and allowable indirect expenses for government contracts. These cost estimates are reviewed and, if necessary, revised on a contract-by-contract basis. If, as a result of this review, management determines that a loss on a contract is evident, then the full amount of estimated loss is charged to operations in the period. As of December 30, 2012 and December 29, 2013, the provisions for losses on contracts were $4.2 million and $4.8 million, respectively.

In certain instances, when the Company's customers have requested that it commence work prior to receipt of the contract award and funding and it has incurred costs related to that specific anticipated contract, and the Company believes recoverability of the costs is probable, it may defer those costs incurred until the associated contract has been awarded and funded by the customer.

In accounting for the Company's long-term contracts for production of products provided to the U.S. Government, the Company utilizes both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting under the provisions of Topic 605. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. The Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract based on units delivered or as computed on the basis of the estimated final average unit costs plus profit. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

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

It is the Company's policy to review any arrangement containing software or software deliverables and services against the criteria contained in ASC Topic 985, Software (“Topic 985”). Under the provisions of Topic 985, the Company reviews the contract value of software deliverables and services and determines allocations of the contract value based on vendor-specific objective evidence (“VSOE”) of fair value for each of the software elements. All software arrangements requiring significant production, modification, or customization of the software are accounted for in conformity with Topic 605.

The Company's contracts may include the provision of more than one of its services (“multiple element arrangements”). In these situations, the Company applies the guidance of Topic 605. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

For multiple element arrangements that include hardware products containing software essential to the hardware products' functionality, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

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

(4)	Whether the Company serves as an agent or broker, with compensation on a commission or fee basis; and,

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

From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. As of December 30, 2012 and December 29, 2013, approximately $3.7 million and $3.7 million, respectively, of the Company's unbilled accounts receivable balance were under an authorization to proceed or work order from its customers where a formal purchase order had not yet been received.

Costs incurred for shipping and handling are included in cost of product sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

(f)	Inventoried costs

Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out methods and the applicable method is applied consistently within an operating entity. Inventoried costs primarily relate to work under fixed-price contracts using the percentage-of-completion under the units of delivery method of revenue recognition. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory and engineering overhead and production tooling costs. Pursuant to contract provisions of U.S. Government contracts, such customers may have title to, or a security interest in inventories related to such contracts as a result of advances, performance-based payments, and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances.

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

In accordance with the recognition standards established by ASC Topic 740, Income Taxes (“Topic 740”), the Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, which has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its Consolidated Balance Sheets.

(i)	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“Topic 718”). All of the Company's stock-based compensation plans are considered equity plans under Topic 718, and compensation expense recognized is net of estimated forfeitures over the vesting period. The Company issues stock options and stock awards under its existing plans. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model or a trinomial lattice options pricing model and is expensed on a straight-line basis over the remaining vesting period of the options, which is generally six or less years. The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. Compensation expense for stock awards is expensed over the vesting period, usually five to ten years. Compensation expense for stock issued under the Company's employee stock purchase plan is estimated at the beginning date of the offering period using a Black-Scholes option-pricing model and is expensed on a straight-line basis over the period of the offering, which is generally six months.

For the years ended December 25, 2011, December 30, 2012 and December 29, 2013, there was no incremental tax benefit from stock options exercised in the periods. The Company recorded cash received from the exercise of stock options and awards of $1.3 million in 2011, and $0.0 million in 2012 and in 2013. The following table shows the amounts recognized in the Consolidated Financial Statements for 2011, 2012 and 2013 for stock-based compensation expense related to stock options, stock awards and to stock offered under the Company's employee stock purchase plan (in millions).

	2011	2012	2013
Selling, general and administrative expenses	$3.3	$6.6	$7.4
Total cost of employee stock-based compensation included in operating income (loss) from continuing operations, before income tax	3.3	6.6	7.4
Total charged against operations	$3.3	$6.6	$7.4
Impact on net income (loss) per common share:
Basic and diluted	$(0.12)	$(0.14)	$(0.13)

(j)	Allowance for Doubtful Accounts

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

The following table outlines the balance of the Company's Allowance for Doubtful Accounts for 2011, 2012 and 2013. The table identifies the additional provisions each year as well as the write-offs that utilized the allowance (in millions).

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provisions	Write-offs/Recoveries	Balance at End of Year
Year ended December 25, 2011	$0.7	$1.8	$(0.5)	$2.0
Year ended December 30, 2012	$2.0	$0.4	$(1.0)	$1.4
Year ended December 29, 2013	$1.4	$1.0	$(0.2)	$2.2

(k)	Cash and Cash Equivalents

The Company's cash equivalents consist of its highly liquid investments with an original maturity of three months or less when purchased by the Company.

The Company has restricted cash accounts of approximately $5.5 million at December 30, 2012 and $5.0 million at December 29, 2013. As of December 30, 2012 and December 29, 2013, restricted cash consists primarily of a deposit securing foreign letters of credit related to payment and performance bonds on international contracts.

(l)	Property and Equipment, Net

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

Assets are depreciated predominately using the straight-line method, with the following lives:

Years
Buildings and improvements	15 - 39
Machinery and equipment	3 - 10
Computer equipment and software	1 - 10
Vehicles, furniture, and office equipment	5
Leasehold improvements	Shorter of useful life or length of lease

(m)	Leases

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

(n)	Acquisitions

The Company accounts for business combinations using the acquisition method of accounting as prescribed by ASC Topic 805, Business Combinations (“Topic 805”). The Company allocates the purchase price of its acquisitions to the tangible and intangible assets, and liabilities including certain contingent liabilities acquired based upon their estimated fair values. The excess of purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

(o)	Goodwill and Other Intangible Assets, Net

In accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other (“Topic 350”), the Company performs impairment tests for goodwill as of the last day of each fiscal year, or when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other purchased intangible asset balances are included in the identifiable assets of the operating segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segments' operating income.

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

(p)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(q)	Fair Value of Financial Instruments

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

(r)	Concentrations and Uncertainties

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

(s)    Debt Issuance Costs

Fees paid to obtain debt financing or amendments under such debt financing are treated as debt issuance costs and are capitalized and amortized over the expected term of the related debt. These payments are shown as a financing activity in the Consolidated Statements of Cash Flows and are included in other current assets and other assets in the Consolidated Balance Sheets.

(t)	Interest Expense, Net

Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss is summarized in the following table (in millions):

	2011	2012	2013
Interest expense incurred primarily on the Company's Senior Secured Notes	$(51.2)	$(66.4)	$(63.9)
Miscellaneous interest income	0.1	0.3	0.2
Interest expense, net	$(51.1)	$(66.1)	$(63.7)

(u)	Foreign Currency

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

The aggregate foreign currency transaction loss included in determining net loss for the years ended December 25, 2011, December 30, 2012, and December 29, 2013 was approximately $0.5 million, $0.6 million, and $0.0 million, respectively, which is included in other income (expense), net on the accompanying Consolidated Statements of Operations and Comprehensive Loss.

(v)	Product Warranties

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

(x)    Recent Accounting Pronouncements

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

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For its annual assessments in 2011 and 2012, the Company identified its reporting units to be its KGS and PSS operating segments.

As a result of an internal organizational realignment in August 2013 the Company reorganized its KGS operating segment. As a result of this reorganization, the Company has six divisions comprised of Unmanned Combat Aerial Systems (UCAS) Division, Advanced Drones & Target Systems (ADTS) Division, Modular Systems (MS) Division, Defense and Rocket Support Services (DRSS) Division, Technical and Training Solutions (TTS) Division, and Electronic Products (EP) Division. The Company has identified its reporting units to be the ADTS, DRSS, EP, MS, TTS and UCAS divisions within its KGS reportable segment, and the PSS operating segment to be tested for potential impairment in its fiscal year 2013 annual test.
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

During the fourth quarter of 2012, the KGS reporting unit was impacted by continued declining market valuations and the economic uncertainty in the U.S. defense industry. Congress was unable to agree on a budget that conformed with the Budget Control Act of 2011 requirements, which called for additional substantial defense spending reductions through sequestration. Congress and the President could not agree on budgetary, tax and spending issues, and as a result a FY 2013 budget was not passed and a six-month continuing resolution that funded the U.S. Government through March 27, 2013 was passed. These events significantly increased the likelihood of the sequester occurring which had negative consequences for the defense industry. In addition, as Congress and the Administration could not come to an agreement on terms of a possible national fiscal approach, they also failed to address other fiscal matters such as the debt ceiling. These events negatively impacted the Company's 2012 annual estimate of the fair value of the KGS reporting unit resulting in the book value of KGS exceeding its fair value in step one of the impairment test.

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

As of December 29, 2013, the goodwill of the PSS and KGS reportable segments were $35.6 million and $560.8 million, respectively.

 The changes in the carrying amount of goodwill for the years ended December 30, 2012 and December 29, 2013 are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total
Balance as of December 25, 2011	$33.0	$538.6	$571.6
Additions due to business combinations	2.6	104.3	106.9
Impairments	—	(82.0)	(82.0)
Balance as of December 30, 2012	35.6	560.9	596.5
Retrospective adjustments	—	(0.1)	(0.1)
Balance as of December 30, 2012 after retrospective adjustments	35.6	560.8	596.4
2013 transactions	—	—	—
Balance as of December 29, 2013	$35.6	$560.8	$596.4

The accumulated impairment losses as of December 29, 2013 were $247.4 million, of which $229.1 million was associated with the KGS reportable segment and $18.3 million was associated with the PSS reportable segment.

(b)	Purchased Intangible Assets

The following table sets forth information for acquired finite-lived and indefinite-lived intangible assets (in millions):

	As of December 30, 2012			As of December 29, 2013
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$97.7	$(36.2)	$61.5	$97.7	$(53.7)	$44.0
Contracts and backlog	80.0	(64.3)	15.7	80.0	(78.7)	1.3
Developed technology and technical know-how	22.1	(6.4)	15.7	22.1	(8.6)	13.5
Trade names	6.1	(1.2)	4.9	6.1	(3.1)	3.0
Favorable operating lease	1.8	(0.4)	1.4	1.8	(0.6)	1.2
Total finite-lived intangible assets	207.7	(108.5)	99.2	207.7	(144.7)	63.0
Acquired indefinite-lived intangible assets
Trade names	6.9	—	6.9	6.9	—	6.9
Total indefinite-lived intangible assets	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$214.6	$(108.5)	$106.1	$214.6	$(144.7)	$69.9

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The recoverability of the carrying value of assets held for use is assessed based on a review of projected undiscounted cash flows. Prior to conducting step one of the 2012 goodwill impairment test, certain of the long-lived assets were assessed for recoverability. During 2012 the Company made the decision to minimize the use of the CMCI and HBE trade names as part of its overall branding strategy which resulted in a revised fair value of $6.9 million for such trade names, with a remaining useful life of two years. This resulted in an impairment of $14.6 million in 2012. The impairment related to the KGS and PSS reportable segments were $1.7 million and $12.9 million, respectively.

The aggregate amortization expense for finite-lived intangible assets was $38.0 million, $43.9 million and $36.2 million for the years ended December 25, 2011, December 30, 2012, and December 29, 2013, respectively. The Company records all amortization expense in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

The estimated future amortization expense of acquired intangible assets with finite lives as of December 29, 2013 is as follows (in millions):

Fiscal Year	Amount
2014	$21.7
2015	14.4
2016	9.7
2017	8.2
2018	3.9
Thereafter	5.1
Total	$63.0

Note 3.  Acquisitions

(a)    Summary of Recent Acquisitions

Composite Engineering, Inc.

On July 2, 2012, the Company acquired Composite Engineering, Inc. (“CEI”) for approximately $164.2 million. The purchase price included consideration of $135.0 million in cash and 4.0 million shares of the Company's common stock, valued at $5.94 per share on July 2, 2012, or $23.8 million. As security for CEI's indemnification obligations, $10.7 million of the cash paid was placed into an escrow account. The Company was paid $1.0 million from the escrow account for working capital adjustments in July 2013, at which time the remaining escrow was released to the sellers. Also included in the purchase consideration was $5.5 million paid to retire certain pre-existing CEI debt and settle pre-existing accounts receivable from CEI. There was no contingent purchase consideration associated with the acquisition of CEI.

The Company made an election under Section 338(h)(10) of the Internal Revenue Code, which resulted in tax deductible goodwill related to this transaction. The Company estimated that the tax deductible goodwill and intangibles resulting from the election will approximate $136.3 million, to be available for deduction against Federal and California state income taxes over a 15-year period.

Certain CEI personnel entered into long-term employment agreements with the Company and on July 2, 2012, the Company granted restricted stock units (“RSUs”) for an aggregate 2.0 million shares of common stock as long-term retention inducement grants. The RSUs had an estimated value of $11.9 million on the grant date, vest on the fourth anniversary of the closing of the CEI acquisition, or earlier upon the occurrence of certain events, and are being accounted for as compensation expense over such four-year period.

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

CEI is a vertically integrated manufacturer and developer of unmanned aerial target systems and composite structures used for national security programs. Its drones are designed to replicate some of the most lethal aerial threats facing warfighters and strategic assets. CEI's customers include U.S. agencies and foreign governments. CEI is a part of the KGS reportable segment.

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

The transaction was accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the major assets acquired and liabilities assumed as of the acquisition date (in millions):

Cash	$8.9
Accounts receivable	9.3
Inventoried costs	12.3
Other current assets	8.9
Property and equipment	8.1
Intangible assets	38.0
Goodwill	104.2
Total assets	189.7
Current liabilities	(25.7)
Net assets acquired	$164.0

The amounts of revenue and operating income of CEI included in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 30, 2012 was $68.2 million and $1.6 million, respectively.

Critical Infrastructure Business

On December 30, 2011, the Company acquired selected assets of a critical infrastructure security and public safety system integration business (the “Critical Infrastructure Business”) for approximately $18.8 million.

The Critical Infrastructure Business designs, engineers, deploys, manages and maintains specialty security systems at some of the most strategic asset and critical infrastructure locations in the U.S. Additionally, these security systems are typically integrated into command and control system infrastructure or command centers. Approximately 15% of the revenues of the Critical Infrastructure Business are recurring in nature due to the operation, maintenance or sustainment of the security systems once deployed. The Critical Infrastructure Business is part of the Company's PSS reportable segment.

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of the goodwill represents the value the Company expects to be created by enabling it to strategically expand its strengths in the areas of homeland security solutions and will also enable the Company to realize significant cross selling opportunities and increase its sales of higher margin, fixed-price products.

The transaction was accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the major assets acquired and liabilities assumed as of the acquisition date (in millions):

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

Based in northern Virginia, SecureInfo is a cybersecurity company specializing in assisting defense, intelligence, civilian government and commercial customers to identify, understand, document, manage, mitigate and protect against cybersecurity risks while reducing information security costs and achieving compliance with applicable regulations, standards and guidance. SecureInfo offers strategic advisory, operational cybersecurity and cybersecurity risk management services and is a recognized leader in the rapidly evolving fields of cloud security, continuous monitoring and cybersecurity training. Customers include the Department of Defense, the Department of Homeland Security and large commercial customers, including market leading cloud computing service providers. SecureInfo is part of the KGS reportable segment.

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

The amounts of revenue and operating income of SecureInfo included in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 25, 2011 was $1.9 million and $0.1 million, respectively.

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

To fund the cash portion of the acquisition, on July 27, 2011, the Company issued $115.0 million aggregate principal amount of 10% Senior Secured Notes due 2017 (the “Notes”). The Notes were issued at a premium of 105% for an effective interest rate of approximately 8.9%. The gross proceeds of approximately $120.8 million, which included an approximate $5.8 million issuance premium and excluded accrued interest received of $1.8 million, were used to finance, in part, the cash portion of the purchase price for the acquisition of Integral, to refinance existing indebtedness of Integral and its subsidiaries, to pay certain severance payments in connection with the acquisition and to pay related fees and expenses.

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

Integral is a global provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance.  Integral specializes in developing, managing and operating secure communications networks, both satellite and terrestrial, as well as systems and services to detect, characterize and geolocate sources of radio frequency or RF interference.  Integral’s customers include U.S. and foreign commercial, government, military and intelligence organizations.  For almost 30 years, customers have relied on Integral to design and deliver innovative commercial-based products, solutions and services that are cost-effective and reduce delivery schedules and risk. Integral is part of the Company’s KGS reportable segment.

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

The amounts of revenue and operating income of Integral included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 25, 2011 was $87.3 million and $7.1 million, respectively.

Herley Industries, Inc.

On March 25, 2011, the Company acquired approximately 13.2 million shares of Herley Industries, Inc. ("Herley") common stock, representing approximately 94% of the total outstanding shares of Herley common stock, in a tender offer to purchase all of the outstanding shares of Herley common stock. The fair value of the non-controlling interest related to Herley as of March 25, 2011 was $16.9 million, which represents the market trading price of $19.00 per share multiplied by approximately 0.9 million shares that were not tendered as of March 25, 2011. On March 30, 2011, following the purchase of the non-controlling interest in a subsequent offering period, Herley became a wholly owned subsidiary of the Company. The shares of Herley common stock were purchased at a price of $19.00 per share. Accordingly, the Company paid approximately $245.5 million in cash consideration as of March 27, 2011, and as of April 15, 2011 the Company had paid aggregate cash consideration of $270.7 million for the shares of Herley common stock and certain in-the-money options, which were exercised upon the change in control. In addition, upon completion of the subsequent short-form merger, all unexercised options to purchase Herley common stock were assumed by the Company and converted into options to purchase Kratos common stock, entitling the holders thereof to receive 1.3495 shares of Kratos common stock for each share of Herley common stock underlying the options (“Herley Options”). The Company assumed each Herley Option in accordance with the terms (as in effect as of the date of the Herley Merger Agreement) of the applicable Herley equity plan and the option agreement pursuant to which such Herley Option was granted. The Herley Options are exercisable for an aggregate of approximately 0.8 million shares of the Company’s common stock. All Herley Options were fully vested upon the change in control, and the fair value of the Herley Options assumed was $1.9 million. The total aggregate consideration for the purchase of Herley was $272.5 million, including the assumed Herley Options.  In addition, the Company assumed change in control obligations of $4.0 million related to the transaction and incurred combined transaction expenses of $11.1 million. There were no contingent liabilities associated with the acquisition of Herley.

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

Herley is a leading provider of microwave technologies for use in command and control systems, flight instrumentation, weapons sensors, radar, communication systems, electronic warfare and electronic attack systems. Herley has served the defense industry for approximately 45 years by designing and manufacturing microwave devices for use in high-technology defense electronics applications. It has established relationships, experience and expertise in the military electronics, electronic warfare and electronic attack industry. Herley’s products represent key components in the national security efforts of the U.S., as they are employed in mission-critical electronic warfare, electronic attack, electronic warfare threat and radar simulation, command and control network, and cyber warfare/cyber security applications. Herley is part of the KGS reportable segment.

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

The amounts of revenue and operating income of Herley included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 25, 2011 was $150.8 million and $12.7 million, respectively.

Pro Forma Financial Information

The following tables summarize the supplemental Condensed Consolidated Statements of Operations information on an unaudited pro forma basis as if the acquisitions of CEI, the Critical Infrastructure Business, SecureInfo, Integral, and Herley occurred on December 27, 2010 and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. All acquisitions were included in the results of operations for the full year ended December 29, 2013. There are no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and operations for 2011 and 2012. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (all amounts, except per share amounts are in millions):

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

These adjustments are as follows (in millions except per share data):

	Year Ended December 25, 2011	Year Ended December 30, 2012
Intangible amortization	$32.8	$16.2
Net change in stock compensation expense	(1.4)	2.2
Net change in interest expense	(9.9)	—
Net change in income tax expense	(1.6)	—
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	30.7	9.6

Contingent Acquisition Consideration

In connection with certain acquisitions, the Company has agreed to make additional future payments to the seller contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of Topic 805, the Company re-measures these liabilities each reporting period and records changes in the fair value in its Consolidated Statement of Operations and Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability which is measured as the present value of expected future cash flows, a Level 3 (Level 3 hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”)) measurement in the fair value hierarchy, can result from changes in discount periods and rates, as well as changes in the estimates on the achievement of the performance-based milestones.

Contingent acquisition consideration as of December 30, 2012 and December 29, 2013 is summarized in the following table (in millions):

	SecureInfo	DEI	SCT	Total
Balance as of December 25, 2011	$1.5	$5.0	$1.1	$7.6
Cash payments	(1.5)	(2.5)	—	(4.0)
Post acquisition adjustments reflected in operating results	—	(0.4)	(1.1)	(1.5)
Balance as of December 30, 2012	—	2.1	—	2.1
Cash payments	—	(2.1)	—	(2.1)
Balance as of December 29, 2013	$—	$—	$—	$—

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

As of December 25, 2011, the fair value of the SCT Contingent Consideration was $1.1 million and was estimated by applying the income approach, which is based on significant inputs that are not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions included a discount rate of 6.1%, a market participant cost of debt at the date of acquisition, and probability-adjusted levels for EBITDA. The fair value of the SCT Contingent Consideration was decreased by $1.1 million to zero and recognized as a credit to merger and acquisition related items during the three month period ended December 30, 2012.

Note 4. Balance Sheet Details

The detail of certain assets in the Consolidated Balance Sheets consists of the following (in millions).

Cash and cash equivalents

The Company's cash equivalents consist of overnight cash sweep accounts that are invested on a daily basis. Cash and cash equivalents at December 30, 2012 and December 29, 2013 were $49.0 million and $55.7 million, respectively and approximated their fair value.

Net unrealized and realized gains recorded during the years ended December 30, 2012 and December 29, 2013 were immaterial.

Accounts receivable, net

Receivables including amounts due under long-term contracts are summarized as follows:

	December 30, 2012	December 29, 2013
Billed, current	$137.9	$150.2
Unbilled, current	135.4	117.9
Total current accounts receivable	273.3	268.1
Allowance for doubtful accounts	(1.4)	(2.3)
Total current accounts receivable, net	271.9	265.8
Unbilled, long-term (included in other assets)	0.3	0.1
Total accounts receivable, net	$272.2	$265.9

Unbilled receivables represent the balance of recoverable costs and accrued profit, composed principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. Retainages receivable were $3.5 million as of December 30, 2012 and $6.2 million as of December 29, 2013 and are included in accounts receivable, net in the Consolidated Balance Sheets.

U.S. Government contract receivables (included in accounts receivable, net)

	December 30, 2012	December 29, 2013
Billed	$24.6	$19.8
Unbilled	39.4	31.6
Total U.S. Government contract receivables	$64.0	$51.4

Inventoried costs, net of progress payments

	December 30, 2012	December 29, 2013
Raw materials	$48.4	$44.5
Work in process	36.5	24.3
Finished goods	7.3	4.6
Supplies and other	2.2	1.9
Subtotal inventoried costs	94.4	75.3
Less customer advances and progress payments	(0.1)	(0.7)
Total inventoried costs	$94.3	$74.6

 Property and equipment, net

	December 30, 2012	December 29, 2013
Land and buildings	$20.8	$21.0
Computer equipment and software	17.2	20.0
Machinery and equipment	49.9	59.0
Furniture and office equipment	12.2	15.4
Facility under capital lease	1.0	1.0
Leasehold improvements	13.9	13.7
Construction in progress	5.8	4.8
Property and equipment	120.8	134.9
Accumulated depreciation and amortization	(35.2)	(50.1)
Total property and equipment, net	$85.6	$84.8

Depreciation expense was $10.0 million, $14.1 million and $17.2 million for the years ended December 25, 2011, December 30, 2012, and December 29, 2013, respectively.

Note 5. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes. As of December 29, 2013, the Company had issued Notes in the aggregate principal amount of $625.0 million under the Indenture, of which $225.0 million were issued on May 19, 2010, $285.0 million were issued on March 25, 2011 at a $20.0 million premium and an effective interest rate of 8.5%, and $115.0 million were issued on July 27, 2011 at a $5.8 million premium and an effective interest rate of 8.9%. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of December 29, 2013, the Company was in compliance with the covenants contained in the Indenture governing the Notes. In addition, the ability to pay dividends is restricted by both the indenture entered into in connection with the issuance of the Notes due 2017 and the amended credit and security agreement discussed below.

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

The Company may borrow funds under the Amended Revolver at a rate based either on LIBOR or a base rate established by KeyBank. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Amended Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of December 29, 2013, there were no outstanding borrowings on the Amended Revolver and $10.7 million was outstanding on letters of credit resulting in net borrowing base availability of $79.9 million. The Company was in compliance with the financial covenants as of December 29, 2013.

Debt Acquired in Acquisition of Herley

The Company assumed a $10.0 million 10-year term loan with a bank in Israel that Herley entered into on September 16, 2008 in connection with the acquisition of Herley. The balance as of December 29, 2013 was $4.8 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, as of December 29, 2013.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 30, 2012 and December 29, 2013 are presented in the following table:

	As of December 30, 2012			As of December 29, 2013
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Long-term debt	$630.7	$649.4	$690.5	$629.8	$644.3	$679.7

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium of $14.5 million as of December 29, 2013, which is the difference between the carrying amount of $644.3 million and the principal amount of $629.8 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Future maturities of long-term debt for each of the years ending 2014 through 2016 are $1.0 million per year, $626.0 million in 2017, and $0.8 million in 2018.

Note 6. Lease Commitments

The Company leases certain facilities and equipment under operating and capital leases having terms expiring at various dates through 2023.

Future minimum lease payments under capital and operating leases as of December 29, 2013, which does not include $7.1 million in sublease income on the Company's operating leases, are as follows (in millions):

Year	Capital Leases	Net Operating Leases
2014	$0.4	$15.9
2015	0.1	13.0
2016	—	10.9
2017	—	9.6
2018	—	8.8
Thereafter	—	12.7
Total future minimum lease payments	0.5	$70.9
Less amount representing interest	0.1
Present value of capital lease obligations	0.4
Less current portion	0.3
Long-term capital lease obligations	$0.1

The following is an analysis of the leased property under capital leases by major class (in millions):

	December 30, 2012	December 29, 2013
Classes of Property
Facilities	$1.0	$1.0
Vehicles	0.5	0.5
Office equipment	0.5	0.4
Total	2	1.9
Less: Accumulated amortization	1.5	1.7
	$0.5	$0.2

Amortization expense related to capital leases was $0.1 million, $0.1 million and $0.2 million for the years ended December 25, 2011, December 30, 2012 and December 29, 2013, respectively.

Gross rent expense under operating leases for the years ended December 25, 2011, December 30, 2012, and December 29, 2013 was $12.8 million, $21.1 million, and $16.7 million, respectively. Total sublease income for the years ended December 25, 2011, December 30, 2012, and December 29, 2013, totaling $1.3 million, $2.7 million, and $2.3 million, respectively, has been netted against rent expense.

Based on management's assessment of assumptions considering existing market conditions, sublease rental rates and recoverability of operating lease expenses for the Company's vacant properties and due to the Company's actions to consolidate facilities, the Company periodically reevaluates its accrual for excess facilities. In 2011, as a result of the Integral acquisition, the Company acquired 131,450 rentable square feet of property located in Maryland with a lease term through April 2020. Prior to the acquisition, Integral had vacated the majority of this space and subleased approximately 83,000 square feet for an initial term which commenced on October 1, 2010 and ends on October 31, 2015. The Company recorded a liability at fair value of approximately $19.0 million at the merger date related to this excess facility.

The Company's accrual for excess facilities was $18.5 million, $18.7 million, and $12.4 million as of December 25, 2011, December 30, 2012 and December 29, 2013, respectively. The Company estimates that the remaining accrual will be paid through 2020.

The accrual for excess facilities is as follows (in millions):

Excess Facilities
Balance as of December 25, 2011	$18.5
Fair value of liability assumed in acquisition	1.8
Cash payments	(1.6)
Balance as of December 30, 2012	18.7
Adjustments of excess facility accruals	(4.7)
Cash payments	(1.6)
Balance as of December 29, 2013	$12.4

The lease on certain office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded deferred rent, included in accrued expenses and other long-term liabilities in the Consolidated Balance Sheets, of $1.0 million, $1.3 million, and $3.2 million at December 25, 2011, December 30, 2012 and December 29, 2013, respectively, to reflect the excess of rent expense over cash payments since inception of the respective leases. The adjustment to the accrual in 2013 was primarily due to a change in the necessary estimated excess facility accrual of office space at our Colombia, Maryland administrative facilities.

Note 7. Net Loss Per Common Share

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

The following shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive (in millions):

	December 25, 2011	December 30, 2012	December 29, 2013
Shares from stock options and awards	2.1	3.6	2.6

Note 8. Income Taxes

The components of income (loss) from continuing operations before income taxes and equity earnings are listed below (in millions):

	2011	2012	2013
Domestic	$(20.7)	$(120.3)	$(39.4)
Foreign	(0.9)	5.8	7.5
Total	$(21.6)	$(114.5)	$(31.9)

The provision (benefit) for income taxes from continuing operations for the years ended December 25, 2011, December 30, 2012, and December 29, 2013 are comprised of the following (in millions):

	2011	2012	2013
Federal income taxes:
Current	$(1.5)	$—	$(1.7)
Deferred	0.6	(3.5)	0.3
Total Federal	(0.9)	(3.5)	(1.4)
State and local income taxes
Current	3.1	0.8	2.0
Deferred	0.8	0.4	(0.7)
Total State and local	3.9	1.2	1.3
Foreign income taxes:
Current	0.4	0.1	0.1
Deferred	(1.5)	0.6	—
Total Foreign	(1.1)	0.7	0.1
Total	$1.9	$(1.6)	$—

A reconciliation of the total income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before income tax provision for the years ended December 25, 2011, December 30, 2012 and December 29, 2013 is as follows (in millions):

	2011	2012	2013
Income tax expense (benefit) at federal statutory rate	$(7.6)	$(40.1)	$(11.1)
State taxes, net of federal tax benefit and valuation allowance	3.1	0.7	1.8
Difference in tax rates between U.S. and foreign	(0.1)	(1.5)	(2.6)
Release of foreign valuation allowance	(0.7)	—	—
Increase (decrease) in federal valuation allowance	4.7	14.2	13.0
Nondeductible expense	0.4	0.3	0.7
Increase (decrease) in reserve for uncertain tax positions	(1.7)	0.1	(1.4)
Transaction costs	2.3	0.1	—
Changes to indefinite life items and separate state deferred taxes	1.5	(3.0)	(0.4)
Impact of purchase accounting	—	—	—
Goodwill impairment	—	27.6	—
Total	$1.9	$(1.6)	$—

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 30, 2012 and December 29, 2013 are as follows (in millions):

	2012	2013
Deferred tax assets:
Allowance for doubtful accounts	$0.4	$0.7
Sundry accruals	3.3	2.8
Vacation accrual	5.1	5.2
Stock-based compensation	4.6	6.1
Payroll related accruals	2.7	3.3
Lease accruals	9.7	9.1
Investments	1.9	1.9
Net operating loss carryforwards	124.8	118.2
Tax credit carryforwards	3.7	5.1
Deferred revenue	2.1	2.4
Reserves and other	10.2	10.2
	168.5	165
Valuation allowance	(110.4)	(123.1)
Total deferred tax assets, net of allowance	58.1	41.9
Deferred tax liabilities:
Unearned revenue	(42.0)	(35.8)
Other intangibles	(15.7)	(4.7)
Property and equipment, principally due to differences in depreciation	(7.9)	(7.7)
Other	—	(0.9)
Total deferred tax liabilities	(65.6)	(49.1)
Net deferred tax asset (liability)	$(7.5)	$(7.2)

In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company's deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life and certain foreign and separate state deferred tax assets. Management will continue to evaluate the necessity to maintain a valuation allowance against the Company's net deferred tax assets. During fiscal 2013, the Company recorded a net increase in its federal valuation allowance of $13.0 million.

At December 29, 2013, the Company had federal tax loss carryforwards of $325.4 million and various state tax loss carryforwards of $237.4 million including net operating losses resulting from stock options of $14.4 million for federal and state, which if recognized would result in additional paid-in-capital. The federal tax loss carryforwards will begin to expire in 2018 and state tax loss carryforwards will begin to expire in 2014 in certain states.
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five year period after the ownership change. In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years the company acquired corporations with NOL carryforwards at the date of acquisition (Acquired NOLs). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company's federal annual utilization of NOL carryforwards will be limited to at least $27 million a year for the five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOL. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years. For the year ended December 29, 2013, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause in an “ownership change.” If and when any other “ownership change”

occurs, utilization of the NOL or other tax attributes may be further limited. As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
The Company has not provided deferred U.S. income taxes or foreign withholding taxes of approximately $15.7 million on temporary differences relating to the outside basis in its investment in foreign subsidiaries which are essentially permanent in duration. It is the Company's intention to permanently reinvest undistributed earnings of its foreign subsidiaries. As of December 29, 2013 the Company has $16.0 million of cash and cash equivalents available for distribution.

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

The following table summarizes the activity related to the Company's unrecognized tax benefits (in millions):

Balance as of December 26, 2010	$12.4
Increases related to prior periods (acquired entities)	0.5
Increases related to current year tax positions	0.2
Expiration of applicable statutes of limitations	(0.6)
Settlements with taxing authorities	(2.4)
Balance as of December 25, 2011	10.1
Increases related to prior periods (acquired entities)	3.7
Increases related to current year tax positions	—
Expiration of applicable statutes of limitations	(0.1)
Settlements with taxing authorities	(0.3)
Balance as of December 30, 2012	13.4
Increases related to prior periods (acquired entities)	3.3
Increases related to current year tax positions	1.7
Expiration of applicable statutes of limitations	(2.6)
Settlements with taxing authorities	—
Balance as of December 29, 2013	$15.8

Included in the balance of unrecognized tax benefits at December 29, 2013, are $15.8 million of tax benefits that, if recognized, would affect the effective tax rate. Included in this amount is $14.5 million that would become a deferred tax asset if the tax benefit were recognized. As such, this benefit may be impacted by a corresponding valuation allowance depending upon the Company's consolidated financial position at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the years ended December 25, 2011, December 30, 2012 and December 29, 2013, the Company recorded $0.3 million, $0.4 million and $0.2 million, respectively, in interest or penalties. These amounts are netted by a benefit for interest and penalties related to the reversal of prior positions as noted above of $0.4 million, $0.1 million, and $0.2 million for the years ended December 25, 2011, December 30, 2012, and December 29, 2013, respectively. As of December 25, 2011, December 30, 2012, and December 29, 2013, the Company had recorded total interest and penalties of $0.4 million, $0.7 million, and $0.7 million, respectively.

The Company believes that that no material amount of the liabilities for uncertain tax positions will expire within 12 months of December 29, 2013.

Note 9. Discontinued Operations

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

The following table presents the results of discontinued operations including gain and loss on disposals which is included in loss before taxes (in millions):

	Year ended December 25, 2011	Year ended December 30, 2012	Year ended December 29, 2013
Revenue	$9.2	$18.5	$3.7
Loss before taxes	(1.3)	(1.8)	(5.3)
Benefit for income taxes	(0.6)	(0.3)	—
Net loss	$(0.7)	$(1.5)	$(5.3)

The benefit for income taxes for the year ended December 25, 2011 and December 30, 2012 was primarily due to the expiration of the statute of limitations for certain foreign tax contingencies related to the Company’s discontinued wireless services business.

The following is a summary of the assets and liabilities of discontinued operations, which are in other current assets, other non-current assets, other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 30, 2012 and December 29, 2013 (in millions):

	December 30, 2012	December 29, 2013
Accounts receivable, net	$3.4	$—
Inventoried costs	3.0	—
Other current assets	0.2	—
Current assets of discontinued operations	$6.6	$—
Property and equipment, net	$0.4	$—
Other assets	0.4	—
Long-term assets of discontinued operations	$0.8	$—
Accrued expenses and accounts payable	$4.4	$1.1
Billings in excess of costs and earnings on uncompleted contracts	0.1	—
Other current liabilities	0.4	1.4
Current liabilities of discontinued operations	$4.9	$2.5
Other long-term liabilities	$0.3	$0.2
Long-term liabilities of discontinued operations	$0.3	$0.2

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

(c)	Stock Option Plans and Restricted Stock Unit Plans

The Company's board of directors (“Board”) may grant equity-based awards to selected employees, directors and consultants of the Company pursuant to its existing equity incentive plans. In February 2005, the Board approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan was subsequently approved by a majority of the Company's stockholders on May 18, 2005. In March 10, 2011, the Board approved the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan was subsequently approved by a majority of the Company's stockholders on May 27, 2011. Each of the 2005 Plan and the 2011 Plan permits the Board to issue a wide-variety of awards, including restricted stock units, restricted stock, stock appreciation rights, stock options and deferred stock units. If any shares covered by an award under the 2005 Plan or 2011 Plan are not purchased or are forfeited, or if an award otherwise is terminated, canceled or retired, such shares are again made available for awards under the 2005 Plan and 2011 Plan. As of December 29, 2013, there are approximately 362,000 and 1.0 million shares reserved for issuance for future grant under the 2005 Plan and 2011 Plan, respectively. The Board may amend or terminate the 2005 Plan or 2011 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding ten years. When the Company grants stock options, they are granted with a per share exercise price not less than the fair market value of the Company's common stock on the date of grant, and generally would be exercisable for up to ten years from the grant date.

Integral Stock Option Plans. All outstanding options to purchase shares of Integral common stock that were not canceled and exchanged for a cash payment upon completion of the Integral merger, were assumed by the Company and converted into options to purchase shares of the Company's common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the applicable exchange ratio) (the “Assumed Options”). The Company assumed each such stock option in accordance with the terms and conditions of the applicable Integral option plan and stock option agreement, subject to the adjustments described in the preceding sentence. On February

20, 2012, the Board confirmed (i) the assumption of Integral's 2008 Stock Incentive Plan (the “2008 Plan”), pursuant to NASDAQ Rule 5635, which provides that shares available under certain plans acquired in mergers and other acquisitions may be used for certain post-transaction grants without further stockholder approval and (ii) an amendment to the 2008 Plan, in order to permit the future grant of awards, including restricted stock unit awards, by the Company pursuant to the plan. The 2008 Plan was approved by Integral's Board of directors in December 2007 and by Integral's stockholders in February 2008. The terms and conditions of specific awards are set at the discretion of the Board. As of December 29, 2013, there are approximately 1.3 million shares of the Company's common stock available for issuance under the 2008 Plan. The shares of common stock available for issuance under the 2008 Plan may be used to grant awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, to any employee, director or consultant who was not an employee, director or consultant of the Company prior to the consummation of the Integral merger. The Board may amend or terminate the 2008 Plan at any time. However, certain amendments, including an increase in the share reserve, would require stockholder approval.

Herley Stock Option Plans. All outstanding options to purchase shares of Herley common stock that were not canceled and exchanged for a cash payment upon completion of the Herley merger, were assumed by the Company and converted into options to purchase shares of the Company's common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the applicable exchange ratio). The Company assumed each such stock option in accordance with the terms and conditions of the applicable Herley option plan and stock option agreement, subject to the adjustments described in the preceding sentence. On December 30, 2012, the Board confirmed (i) the assumption of Herley's 2010 Stock Plan (the “2010 Plan”), pursuant to NASDAQ Rule 5635, and (ii) an amendment to the 2010 Plan, in order to permit the future grant of awards, including restricted stock unit awards, by the Company pursuant to the plan. The 2010 Plan was approved by Herley's Board of Directors in January 2010 and by Herley's stockholders in March 2010. The terms and conditions of specific awards are set at the discretion of the Board. As of December 29, 2013, there are approximately 365,000 shares of the Company's common stock available for issuance under the 2010 Plan. These shares are available to grant awards, including stock options, shares of common stock and restricted stock units, to any employee, director or consultant who was not an employee, director or consultant of the Company prior to the consummation of the Herley merger. The Board of the Company may amend or terminate the 2010 Plan at any time. However, certain amendments, including an increase in the share reserve, would require stockholder approval.

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

RSU Agreements. On January 10, 2007, the Compensation Committee of the Board approved a form of Restricted Stock Unit Agreement (an RSU Agreement) to govern the issuance of restricted stock units (“RSUs”) to executive officers under the Company's 2005 Plan. On November 14, 2011, the Compensation Committee of the Board approved a form of RSU Agreement to govern the issuance of RSUs to executive officers under the Company's 2011 Plan. Each RSU represents the right to receive a share of common stock (a “Share”) on the vesting date. Unless and until the RSUs vest, the Employee will have no right to receive Shares under such RSUs. Prior to actual distribution of Shares pursuant to any vested RSUs, such RSUs will represent an unsecured obligation of the Company, payable (if at all) only from the general assets of the Company. The RSUs that may be awarded to executive officers under an RSU Agreement will vest according to vesting schedules specified in the notice of grant accompanying each grant. The Company recognizes compensation expense on a straight-line basis over the vesting periods based on the market price of the Company's stock on the grant date. The awards granted in 2011, 2012, and 2013 had vesting periods ranging from 2 to 10 years; 1 to 10 years, and 1 to 10 years, respectively. Some of the grants for these years have accelerated vesting occurring upon change of control or termination. Upon exercise of the RSU, the Company issues new shares of common stock.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model or a trinomial lattice options pricing model with the weighted average assumptions (annualized percentages) included in the following table. Awards with graded vesting are recognized using the straight-line method with the following assumptions:

	2011	2012	2013
Stock Options
Expected life (1)	2.2	10.0	6.25 - 10.0
Risk-free interest rate(2)	0.1% - 3.4%	1.6% - 2.3%	1.1% - 2.9%
Volatility(3)	29.3% - 65.3%	59.0% - 59.7%	56.8% - 61.2%
Forfeiture rate(4)	16.3%	16.3%	10%
Dividend yield(5)	—%	—%	—%

(1) In 2011 and 2012, no unvested options were granted and the expected life was equal to the life of the option.
(2) The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term of the options.
(3) In 2011, 2012, and 2013, the Company estimated implied volatility based upon trailing volatility.
(4) Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
(5)    The Company has no history or expectation of paying dividends on its common stock.

A summary of the status of the Company's stock option plan as of December 29, 2013 and changes in options outstanding under the plan for the year ended December 29, 2013 is as follows:

	Number of Shares Under Option	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(000's)			(000's)
Options outstanding at December 30, 2012	1,133	$27.66	2.8	$80.0
Granted	1,012	$5.03	—	—
Exercised	(7)	$5.05	—	—
Forfeited or expired	(417)	$32.95	—	—
Options outstanding at December 29, 2013	1,721	$13.16	5.8	$2,179.0
Options exercisable at December 29, 2013	821	$22.09	2.4	$249.0

As of December 29, 2013, there was $2.1 million of total unrecognized stock-based compensation expense related to nonvested options which is expected to be recognized over a remaining weighted-average vesting period of 4.2 years. Upon exercise of an option, the Company issues new shares of common stock.

During the years ended December 25, 2011, December 30, 2012, and December 29, 2013 the following values relate to the grants and exercises under the Company's option plans:

	2011	2012	2013
Weighted average grant date fair value of options granted	$2.38	$3.56	$2.86
Total intrinsic value of options exercised (in thousands)	$1,832	$—	$—

The following table summarizes the Company's Restricted Stock Unit activity:

	Restricted Stock Units (000's)	Weighted-Average Grant Date Fair Value
Nonvested balance at December 30, 2012	3,670	$7.53
Grants	53	$12.69
Vested	(132)	$12.89
Forfeitures	(243)	$9.34
Vested but not released	(3)	$12.39
Nonvested balance at December 29, 2013	3,345	$7.26

As of December 29, 2013, there was $15.8 million of total unrecognized stock-based compensation expense related to nonvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years. The fair value of RSU awards that vested in 2011, 2012, and 2013 was $0.8 million, $1.9 million, and $1.7 million, respectively.

(d)	Employee Stock Purchase Plan

In August 1999, the Board approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”). A total of 2,689 thousand shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Service Code. Unless otherwise determined by the Compensation Committee of the Board, all employees are eligible to participate in the Purchase Plan so long as they are employed by the Company (or a subsidiary designated by the Board) for at least 20 hours per week and were customarily employed by the Company (or a subsidiary designated by the Board) for at least 5 months per calendar year.

Employees who actively participate in the Purchase Plan are eligible to have up to 15% of their earnings for each purchase period withheld pursuant to the Purchase Plan. The amount that is withheld is used at various purchase dates within the offering period to purchase shares of Common Stock. The price paid for Common Stock at each such purchase date is equal to the lower of 85% of the fair market value of the Common Stock at the commencement date of that offering period or 85% of the fair market value of the Common Stock on the relevant purchase date. Employees are also able to end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment. From the Purchase Plan's inception through December 29, 2013, the cumulative number of shares of Common Stock that have been issued under the Purchase Plan is 1,784 thousand and approximately 1,924 thousand shares are available for future issuance. During fiscal 2012, approximately 781 thousand shares were issued under the plan at an average price of $5.19.

The fair value of Kratos' Purchase Plan shares for 2013 was estimated using the Black-Scholes option pricing model. The assumptions and resulting fair values of options granted for 2012 and 2013 were as follows:

	Offering Periods January 1 to December 31, 2011	Offering Periods January 1 to December 31, 2012	Offering Periods January 1 to December 31 2013
Expected term (in years)(1)	0.5	0.5	0.5
Risk-free interest rate(2)	0.10% - 0.19%	0.06% - 0.16%	0.10% - 0.11%
Expected volatility(3)	28.5% - 43.6%	49.70% - 65.73%	36.95% - 43.70%
Expected dividend yield(4)	0%	0%	0%
Weighted average grant-date fair value per share	$3.05	$1.93	$1.50

(1)	The expected term is equivalent to the offering period.

(2)	The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a term equal to the expected term.
(3)    The Company estimated implied volatility based upon trailing volatility.
(4)    The Company has no history or expectation of paying dividends on its common stock.

As of December 29, 2013, there was no material unrecognized compensation expense related to the Employee Stock Purchase Plan.

(e)	Stockholder Rights Agreement

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

Note 12. Retirement Plans

The Company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives. In certain plans, the Company matches a portion of the employees' contributions. The Company's contributions to these defined-contribution plans totaled $7.3 million in 2011, $5.1 million in 2012 and $6.0 million in 2013.

Note 13. Significant Customers

Revenue from the U.S. Government (which includes Foreign Military Sales) includes revenue from contracts for which Kratos is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $534.5 million, $627.8 million, and $606.7 million or 75%, 65%, and 64%, of total revenue for the years ended December 25, 2011, December 30, 2012, and December 29, 2013, respectively.

Note 14. Segment Information

The Company operates in two reportable business segments: Kratos Government Solutions and Public Safety & Security. The KGS segment provides products, solutions and services primarily for mission critical national security priorities. KGS customers primarily include national security related agencies, the DoD, intelligence agencies and classified agencies. The PSS segment provides independent integrated solutions for advanced homeland security, public safety, critical infrastructure, and security and surveillance systems for government and commercial applications. PSS customers are in the critical infrastructure, power generation, power transport, nuclear energy, financial, IT, healthcare, education, transportation and petro-chemical industries, as well as certain government and military customers.

The Company organizes its reportable business segments based on the nature of the products and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. This presentation is consistent with the Company's operating structure. In the following table, total operating income of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item “corporate activities” includes costs for certain stock-based compensation programs (including stock-based compensation costs for stock options, employee stock purchase plan and restricted stock units), the effects of items not considered part of management's evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the segments, and other miscellaneous corporate activities.

Revenues, operating income (loss) and assets disclosed below provided by the Company's reportable segments for the years ended December 25, 2011, December 30, 2012, and December 29, 2013, are as follows (in millions):

	2011	2012	2013
Revenues:
Kratos Government Solutions
Service revenues	$238.8	$264.0	$233.9
Product sales	362.9	519.2	507.0
Total Kratos Government Solutions	601.7	783.2	740.9
Public Safety & Security
Service revenues	112.2	186.0	209.7
Product sales	—	—	—
Total Public Safety & Security	112.2	186.0	209.7
Total revenues	$713.9	$969.2	$950.6
Depreciation and amortization:
Kratos Government Solutions	$45.7	$54.5	$49.9
Public Safety & Security	2.3	3.5	3.5
Total depreciation and amortization	$48.0	$58.0	$53.4
Operating income (loss) from continuing operations:
Kratos Government Solutions	$35.4	$(41.5)	$26.4
Public Safety & Security	9.9	(2.5)	8.3
Corporate activities	(15.8)	(5.7)	(2.9)
Total operating income (loss) from continuing operations	$29.5	$(49.7)	$31.8

Revenues from foreign customers were approximately $54.3 million or 8%, $116.2 million or 12% and $100.9 million or 11% of total revenue for the years ended December 25, 2011, December 30, 2012, and December 29, 2013, respectively.

In 2012, the Company recorded an impairment of goodwill and intangible assets of $83.7 million related to the KGS reportable segment and an impairment of intangible assets of $12.9 million related to the PSS reportable segment. See Note 2.

In 2011 the Company had corporate merger and acquisition expenses of approximately $12.5 million, and in 2012 had a benefit from merger related items of $2.7 million due to a reduction in contingent consideration, settlement of a dispute on fees, and a change in estimate of indemnity obligations related to former directors and officers of Integral. A corporate benefit of $2.0 million for the year ended December 29, 2013, was due to the reduction in a $3.1 million liability as a result of the final settlement of the indemnity obligations related to former directors and officers of Integral on July 1, 2013, partially offset by other merger expenses and legal fees related to prior acquisitions.

Reportable segment assets are as follows (in millions):

	December 30, 2012	December 29, 2013
Assets:
Kratos Government Solutions	$1,103.9	$1,025.6
Public Safety & Security	106.8	122.6
Discontinued operations	7.5	—
Corporate activities	65.7	68.4
Total assets	$1,283.9	$1,216.6

The increases in the assets in the KGS and PSS segments are primarily attributable to the acquisitions of CEI on July 2, 2012 and the Critical Infrastructure Business on December 30, 2011. Assets of foreign subsidiaries were $90.0 million and $95.9 million as of December 30, 2012 and December 29, 2013, respectively.

Note 15. Commitments and Contingencies

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company's business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its Consolidated Financial Statements. An estimated loss contingency is accrued in its Consolidated Financial Statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing litigation contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including but not limited to the procedural status of the matter in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the monetary significance of any such losses, damages or remedies may have on the Consolidated Financial Statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

(a)    Legal and Regulatory Matters.
Integral Indemnification Obligation. Integral, which was acquired on July 27, 2011, was previously the subject of a SEC investigation. On July 30, 2009, the SEC and Integral each announced that an administrative settlement had been reached concluding the SEC's investigation. In conjunction with its announcement of the administrative settlement, the SEC disclosed that it was instituting separate civil actions against three former officers of Integral, Steven R. Chamberlain (now deceased), Elaine M. Brown and Gary A. Prince in a case filed July 30, 2009 captioned United States Securities and Exchange Commission v. Steven R. Chamberlain, Elaine M. Brown, and Gary A. Prince, Case No. 09-CV-01423, in the United States District Court for the District of Columbia. The SEC's complaint alleges that from 1999 through August 2006, Chamberlain, Brown and Prince made materially false and misleading statements and omitted material information in various filings with the SEC by failing to disclose the role of Prince, who had been convicted of engaging in securities fraud while at another company, at Integral and his legal background in its filings. The SEC sought permanent injunctions against each defendant, as well as court orders imposing officer and director bars and civil penalties. Integral had indemnification obligations to these individuals, as well as to other former directors and officers of Integral who might incur indemnifiable costs in connection with these actions, pursuant to the terms of separate indemnification agreements entered into with each of them effective as of December 4, 2002. As a result of the acquisition of Integral, the Company assumed these indemnification obligations. The indemnification agreements each provide, subject to certain terms and conditions, that the Company shall indemnify the individual to the fullest extent permissible by Maryland law against judgments, penalties, fines, settlements and reasonable expenses actually incurred in the event that the individual is made a party to a legal proceeding by reason of his or her present or prior service as an officer or employee of Integral, and shall also advance reasonable litigation expenses actually incurred subject to, among other conditions, receipt of a written undertaking to repay any costs or expenses advanced if it shall ultimately be determined that the individual has not met the standard of conduct required for indemnification under Maryland law. Certain costs and expenses were previously covered under Integral's applicable directors and officers liability insurance policy. The policy limits were exhausted in December 2011, and the Company thereafter advanced payment of indemnifiable costs pursuant to the indemnification agreements. On November 26, 2012, the SEC announced that it had finalized a settlement with Elaine M. Brown, resulting in a final judgment that resolved the SEC's matter against Brown. The SEC's case against Gary A. Prince proceeded to a bench trial in December 2012, which trial concluded in January 2013. On May 2, 2013, the court issued a memorandum opinion and entered an order granting judgment in favor of the SEC on one count of its complaint. The court found that in 1997, an accounting bar order had been issued against Mr. Prince because of his conduct at a different company, and that Mr. Prince violated the bar order between 1998 and 2006. The court issued an injunction permanently restraining and enjoining Mr. Prince from violating the accounting bar order. The court entered judgment in favor of Mr. Prince on all other counts of the SEC's complaint. No relief was sought or entered against Integral. The deadline for appeals expired on July 1, 2013. Neither party appealed, so the trial court's judgment is final. This matter is now concluded.
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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's Consolidated Balance Sheets, were as follows (in millions):

	Year Ended
	December 30, 2012	December 29, 2013
Balance, at beginning of the period	$3.8	$5.2
Costs accrued and revenues deferred	1.8	1.2
Warranty liabilities assumed from acquisitions	0.4	—
Adjustments to preexisting warranties	(0.7)	(0.9)
Settlements made (in cash or kind) and revenues recognized	(0.1)	(0.1)
Balance, at end of period	5.2	5.4
Less: Non-Current portion	0.3	0.3
Current warranty liability	$4.9	$5.1

(c)	Self-Insured Health and Workers' Compensation Plans

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

As of December 30, 2012, and December 29, 2013, the accrual for the Company's partial self-insurance programs approximated $0.1 million and $0.2 million for its health insurance and $0.2 million and $0.2 million for its workers' compensation insurance, respectively. The Company also carries stop-loss insurance that provides coverage limiting the Company's total exposure related to each medical and workers' compensation claim incurred, as defined in the applicable insurance policies. The medical annual claim limits are $50,000 - $85,000 and the workers' compensation claim limits are $250,000 - $350,000 depending upon the plan year. In 2011, 2012, and 2013, no claims exceeded the limits for workers' compensation. In 2011, 2012 and 2013, the Company had eight, no, and no claims, respectively, which exceeded the limits for medical insurance.

Note 16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 30, 2012 and December 29, 2013, is as follows (in millions, except per share data):

Quarterly Results in 2012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2012
Revenues	$209.5	$219.8	$276.3	$263.6
Gross profit	$57.4	$57.7	$74.1	$68.0
Operating income from continuing operations	$9.1	$7.4	$14.1	$(80.3)
Provision (benefit) for income taxes	$(4.1)	$6.6	$1.3	$(5.4)
Net loss	$(3.0)	$(17.2)	$(4.2)	$(90.0)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.41)	$(0.07)	$(1.59)

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

Quarterly Results in 2013

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2013
Revenues	$253.3	$235.2	$226.4	$235.7
Gross profit	$65.8	$60.4	$52.3	$61.5
Operating income (loss) from continuing operations	$11.4	$8.9	$6.1	$5.4
Provision (benefit) for income taxes	$2.8	$(0.1)	$0.2	$(2.9)
Net loss	$(10.3)	$(9.6)	$(9.9)	$(7.4)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.17)	$(0.17)	$(0.12)

In the third quarter the Company had a benefit of $4.7 million primarily related to an adjustment to the liability for unused office space which was primarily due to a change in the estimated excess facility accrual of office space at our Colombia, Maryland administrative facilities partially offset by $2.0 million of expenses related to workforce reductions as a result of cost reduction initiatives we have implemented across the Company. Also included in each of the first, second, third and fourth quarter is amortization of purchased intangibles of $9.3 million, $9.0 million, $9.0 million and $8.9 million, respectively.

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

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively, for 2011, 2012, and 2013. The consolidating financial information below follows the same accounting policies as described in the Consolidated Financial Statements, except for the use of the equity method of accounting to reflect ownership interests in wholly-owned subsidiaries, which are eliminated upon consolidation.

Subsequent to the issuance of the Company’s consolidated financial statements for the years ended December 25, 2011 and December 30, 2012, the Company reclassified Investment in affiliated companies to a separate line item in its Condensed Consolidating Statement of Cash Flows. These amounts were previously combined with financings from affiliated companies.

Condensed Consolidating Balance Sheet December 30, 2012 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$37.8	$(4.0)	$15.2	$—	$49.0
Accounts receivable, net	—	253.5	18.4	—	271.9
Amounts due from affiliated companies	480.2	—	—	(480.2)	—
Inventoried costs	—	75.4	18.9	—	94.3
Other current assets	9.1	28.0	3.1	—	40.2
Total current assets	527.1	352.9	55.6	(480.2)	455.4
Property, plant and equipment, net	1.3	74.7	9.6	—	85.6
Goodwill	—	574.7	21.7	—	596.4
Intangible assets, net	—	103.4	2.7	—	106.1
Investment in subsidiaries	439.8	28.8	—	(468.6)	—
Amounts due from affiliated companies	—	24.0	—	(24.0)	—
Other assets	17.6	22.4	0.4	—	40.4
Total assets	$985.8	$1,180.9	$90.0	$(972.8)	$1,283.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$75.2	$5.6	$—	$83.6
Accrued expenses	7.0	42.3	3.4	—	52.7
Accrued compensation	2.9	41.8	3.1	—	47.8
Billings in excess of costs and earnings on uncompleted contracts	—	40.5	3.2	—	43.7
Deferred tax liability	—	28.9	—	—	28.9
Amounts due to affiliated companies	—	455.1	25.1	(480.2)	—
Other current liabilities	1.1	19.1	1.9	—	22.1
Total current liabilities	13.8	702.9	42.3	(480.2)	278.8
Long-term debt, net of current portion	643.6	—	4.8	—	648.4
Deferred tax liability	—	—	—	—	—
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	4.3	26.2	2.1	—	32.6
Total liabilities	661.7	729.1	73.2	(504.2)	959.8
Total stockholders' equity	324.1	451.8	16.8	(468.6)	324.1
Total liabilities and stockholders' equity	$985.8	$1,180.9	$90.0	$(972.8)	$1,283.9

Condensed Consolidating Balance Sheet December 29, 2013 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42.7	$(3.0)	$16.0	$—	$55.7
Accounts receivable, net	—	238.6	27.2	—	265.8
Amounts due from affiliated companies	410.2	—	—	(410.2)	—
Inventoried costs	—	59.1	15.5	—	74.6
Other current assets	10.7	19.4	4.1	—	34.2
Total current assets	463.6	314.1	62.8	(410.2)	430.3
Amounts due from affiliated companies, long-term	—	24.0	—	(24.0)	—
Property, plant and equipment, net	2.1	71.9	10.8	—	84.8
Goodwill	—	574.8	21.6	—	596.4
Intangible assets, net	—	68.5	1.4	—	69.9
Investment in subsidiaries	474.2	36.7	—	(510.9)	—
Other assets	12.9	23.0	(0.7)	—	35.2
Total assets	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$54.1	$5.0	$—	$61.9
Accrued expenses	6.6	40.9	3.9	—	51.4
Accrued compensation	4.0	36.9	4.0	—	44.9
Billings in excess of costs and earnings on uncompleted contracts	—	45.4	7.1	—	52.5
Deferred income tax liability	—	28.4	—	—	28.4
Amounts due to affiliated companies	—	390.2	20.0	(410.2)	—
Other current liabilities	1.3	9.5	1.1	—	11.9
Total current liabilities	14.7	605.4	41.1	(410.2)	251.0
Long-term debt, net of current portion	639.5	—	3.8	—	643.3
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.8	21.4	2.3	—	26.5
Total liabilities	657.0	626.8	71.2	(434.2)	920.8
Total stockholders' equity	295.8	486.2	24.7	(510.9)	295.8
Total liabilities and stockholders' equity	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 25, 2011 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$349.3	$1.7	$—	$351.0
Product sales	—	327.4	46.9	(11.4)	362.9
Total revenues	—	676.7	48.6	(11.4)	713.9
Cost of service revenues	—	259.2	1.5	—	260.7
Cost of product sales	—	242.5	30.9	(11.4)	262.0
Total costs	—	501.7	32.4	(11.4)	522.7
Gross profit	—	175.0	16.2	—	191.2
Selling, general and administrative expenses	15.9	122.3	14.9	—	153.1
Research and development expenses	—	7.9	0.7	—	8.6
Operating income (loss) from continuing operations	(15.9)	44.8	0.6	—	29.5
Other income (expense):
Interest expense, net	(50.8)	0.1	(0.4)	—	(51.1)
Other income, net	0.3	0.4	(0.7)	—	—
Total other income and expense, net	(50.5)	0.5	(1.1)	—	(51.1)
Income (loss) from continuing operations before income taxes	(66.4)	45.3	(0.5)	—	(21.6)
Provision (benefit) for income taxes from continuing operations	—	3.0	(1.1)	—	1.9
Income (loss) from continuing operations	(66.4)	42.3	0.6	—	(23.5)
Income (loss) from discontinued operations	—	(0.8)	0.1	—	(0.7)
Equity in net income (loss) of subsidiaries	42.2	0.5	—	(42.7)	—
Net income (loss)	$(24.2)	$42.0	$0.7	$(42.7)	$(24.2)
Comprehensive income (loss)	$(24.4)	$41.7	$0.8	$(42.5)	$(24.4)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 30, 2012 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$448.5	$1.5	$—	$450.0
Product sales	—	470.0	64.5	(15.3)	519.2
Total revenues	—	918.5	66.0	(15.3)	969.2
Cost of service revenues	—	350.0	0.8	—	350.8
Cost of product sales	—	333.8	42.7	(15.3)	361.2
Total costs	—	683.8	43.5	(15.3)	712.0
Gross profit	—	234.7	22.5	—	257.2
Selling, general and administrative expenses	7.4	171.2	13.9	—	192.5
Impairment of goodwill and intangibles	—	96.6	—	—	96.6
Research and development expenses	—	16.9	0.9	—	17.8
Operating income (loss) from continuing operations	(7.4)	(50.0)	7.7	—	(49.7)
Other income (expense):
Interest expense, net	(65.9)	0.3	(0.5)	—	(66.1)
Other income, net	0.3	0.1	0.9	—	1.3
Total other income and expense, net	(65.6)	0.4	0.4	—	(64.8)
Income (loss) from continuing operations before income taxes	(73.0)	(49.6)	8.1	—	(114.5)
Provision (benefit) for income taxes from continuing operations	20.8	(22.8)	0.4	—	(1.6)
Income (loss) from continuing operations	(93.8)	(26.8)	7.7	—	(112.9)
Income (loss) from discontinued operations	(0.1)	(2.2)	0.8	—	(1.5)
Equity in net income (loss) of subsidiaries	(20.5)	8.3	—	12.2	—
Net income (loss)	$(114.4)	$(20.7)	$8.5	$12.2	$(114.4)
Comprehensive income (loss)	$(115.0)	$20.9	$9.4	$11.5	$(115.0)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 29, 2013 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	—	438.2	5.4	—	443.6
Product sales	—	448.6	75.3	(16.9)	507.0
Total revenues	—	886.8	80.7	(16.9)	950.6
Cost of service revenues	—	331.3	3.9	—	335.2
Cost of product sales	—	338.9	53.4	(16.9)	375.4
Total costs	—	670.2	57.3	(16.9)	710.6
Gross profit	—	216.6	23.4	—	240.0
Selling, general and administrative expenses	5.5	167.2	14.1	—	186.8
Impairment of goodwill and intangibles	—	—	—	—	—
Research and development expenses	—	20.2	1.2	—	21.4
Operating income (loss) from continuing operations	(5.5)	29.2	8.1	—	31.8
Other income (expense):
Interest expense, net	(65.6)	2.3	(0.4)	—	(63.7)
Other income, net	—	(0.3)	0.3	—	—
Total other income and expense, net	(65.6)	2.0	(0.1)	—	(63.7)
Income (loss) from continuing operations before income taxes	(71.1)	31.2	8.0	—	(31.9)
Provision (benefit) for income taxes from continuing operations	0.6	(0.7)	0.1	—	—
Income (loss) from continuing operations	(71.7)	31.9	7.9	—	(31.9)
Income (loss) from discontinued operations	0.1	(5.4)	—	—	(5.3)
Equity in net income (loss) of subsidiaries	34.4	7.9	—	(42.3)	—
Net income (loss)	$(37.2)	$34.4	$7.9	$(42.3)	$(37.2)
Comprehensive income (loss)	$(37.2)	$34.4	$7.9	$(42.3)	$(37.2)

Condensed Consolidating Statement of Cash Flows Year Ended December 25, 2011 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(55.1)	$60.5	$(0.2)	$—	$5.2
Investing activities:
Cash paid for acquisitions, net of cash acquired	(421.0)	18.0	11.9	—	(391.1)
Decrease in restricted cash	1.4	1.6	—	—	3.0
Investment in affiliated companies	—	(68.6)	—	68.6	—
Capital expenditures	(0.2)	(6.3)	(1.0)	—	(7.5)
Net cash provided by (used in) investing activities from continuing operations	(419.8)	(55.3)	10.9	68.6	(395.6)
Financing activities:
Proceeds from the issuance of common stock	61.1	—	—	—	61.1
Proceeds from the issuance of long-term debt	425.7	—	—	—	425.7
Debt issuance costs paid	(22.1)	—	—	—	(22.1)
Purchase of treasury stock	(10.9)	—	—	—	(10.9)
Repayment of debt	—	(2.6)	(0.8)	—	(3.4)
Financing from affiliated companies	63.6	—	5.0	(68.6)	—
Other, net	2.0	—	—	—	2.0
Net cash provided by (used in) financing activities from continuing operations	519.4	(2.6)	4.2	(68.6)	452.4
Net cash flows of continuing operations	44.5	2.6	14.9	—	62.0
Net operating cash flows from discontinued operations	—	(2.2)	(0.5)	—	(2.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	(0.2)		(0.5)
Net increase in cash and cash equivalents	$44.5	$0.1	$14.2	$—	$58.8

Condensed Consolidating Statement of Cash Flows Year Ended December 30, 2012 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(98.2)	$144.5	$6.0	$—	$52.3
Investing activities:		—	—
Cash paid for acquisitions, net of cash acquired	2.3	(151.7)	—	—	(149.4)
Decrease in restricted cash	—	0.6	—	—	0.6
Investment in affiliated companies	(10.8)	—	(2.0)	12.8	—
Capital expenditures	(0.5)	(14.2)	(1.9)	—	(16.6)
Other, net	—	0.3	—	—	0.3
Net cash provided by (used in) investing activities from continuing operations	(9.0)	(165.0)	(3.9)	12.8	(165.1)
Financing activities:
Proceeds from the issuance of common stock	97.0	—	—	—	97.0
Debt issuance costs paid	(1.2)	—	—	—	(1.2)
Repayment of debt	—	(0.5)	(1.0)	—	(1.5)
Financings from affiliated companies	—	12.8	—	(12.8)	—
Other, net	(3.4)	—	—	—	(3.4)
Net cash provided by (used in) financing activities from continuing operations	92.4	12.3	(1.0)	(12.8)	90.9
Net cash flows of continuing operations	(14.8)	(8.2)	1.1	—	(21.9)
Net operating cash flows from discontinued operations	—	1.3	—	—	1.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—		—
Net increase (decrease) in cash and cash equivalents	$(14.8)	$(6.9)	$1.1	$—	$(20.6)

Condensed Consolidating Statement of Cash Flows Year Ended December 29, 2013 (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(65.9)	$87.5	$1.0	$—	$22.6
Investing activities:		—	—
Cash paid for acquisitions, net of cash acquired	—	2.2	—	—	2.2
Decrease in restricted cash	—	0.4	—	—	0.4
Proceeds from the sale of discontinued operations	—	1.3	—	—	1.3
Investment in affiliated companies	—	(74.8)	—	74.8	—
Capital Expenditures	(1.4)	(12.3)	(2.9)	—	(16.6)
Net cash provided by (used in) investing activities from continuing operations	(1.4)	(83.2)	(2.9)	74.8	(12.7)
Financing activities:
Cash paid for contingent acquisition consideration	—	(2.1)	—	—	(2.1)
Repayment of debt	—	—	(1.0)	—	(1.0)
Purchase of ESPP shares	1.1	—	—	—	1.1
Financings from affiliated companies	71.1	—	3.7	(74.8)	—
Other, net	—	—	—	—	—
Net cash provided by (used in) financing activities from continuing operations	72.2	(2.1)	2.7	(74.8)	(2.0)
Net cash flows of continuing operations	4.9	2.2	0.8	—	7.9
Net operating cash flows from discontinued operations	—	(1.3)	—	—	(1.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	$4.9	$0.9	$0.9	$—	$6.7