Form 10-Q
period 2014-03-30
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2014-04-30
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of April 25, 2014, 57,430,572 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2014

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 29, 2013 and March 30, 2014 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and March 30, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and March 30, 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 29, 2013	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$55.7	$53.6
Restricted cash	5.0	5.0
Accounts receivable, net	265.8	248.0
Inventoried costs	74.6	81.1
Prepaid expenses	10.4	10.8
Other current assets	18.8	14.8
Total current assets	430.3	413.3
Property, plant and equipment, net	84.8	84.0
Goodwill	596.4	596.4
Intangible assets, net	69.9	64.3
Other assets	35.2	38.4
Total assets	$1,216.6	$1,196.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61.9	$48.2
Accrued expenses	46.2	41.1
Accrued compensation	44.9	38.7
Accrued interest	5.2	20.8
Billings in excess of costs and earnings on uncompleted contracts	52.5	54.5
Deferred income tax liability	28.4	28.4
Other current liabilities	11.9	12.4
Total current liabilities	251.0	244.1
Long-term debt principal, net of current portion	628.8	628.5
Long-term debt premium	14.5	13.5
Other long-term liabilities	26.5	26.2
Total liabilities	920.8	912.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 29, 2013 and March 30, 2014	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 57,056,892 and 57,420,366 shares issued and outstanding at December 29, 2013 and March 30, 2014, respectively	—	—
Additional paid-in capital	856.0	859.5
Accumulated other comprehensive loss	(0.8)	(0.9)
Accumulated deficit	(559.4)	(574.5)
Total stockholders' equity	295.8	284.1
Total liabilities and stockholders’ equity	$1,216.6	$1,196.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended
	March 31, 2013	March 30, 2014
Service revenues	$115.5	$100.6
Product sales	137.3	99.5
Total revenues	252.8	200.1
Cost of service revenues	88.2	74.1
Cost of product sales	98.9	73.4
Total costs	187.1	147.5
Gross profit	65.7	52.6
Selling, general and administrative expenses	49.2	43.4
Merger and acquisition expenses	0.1	—
Research and development expenses	4.9	5.2
Unused office space and other restructuring	—	0.7
Operating income from continuing operations	11.5	3.3
Other income (expense):
Interest expense, net	(16.2)	(16.1)
Other income (expense), net	(0.7)	0.2
Total other expense, net	(16.9)	(15.9)
Loss from continuing operations before income taxes	(5.4)	(12.6)
Provision for income taxes from continuing operations	2.8	2.3
Loss from continuing operations	(8.2)	(14.9)
Loss from discontinued operations	(2.1)	(0.1)
Net loss	$(10.3)	$(15.0)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.14)	$(0.26)
Net loss from discontinued operations	(0.04)	0.00
Net loss per common share	$(0.18)	$(0.26)

Basic and diluted weighted average shares outstanding	56.6	57.4
Comprehensive Loss
Net loss from above	$(10.3)	$(15.0)
Change in cumulative translation adjustment	0.1	(0.1)
Comprehensive loss	$(10.2)	$(15.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 30, 2014
Operating activities:
Net loss	$(10.3)	$(15.0)
Less: Loss from discontinued operations	(2.1)	(0.1)
Loss from continuing operations	(8.2)	(14.9)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	14.2	9.6
Stock-based compensation	1.9	1.8
Amortization of deferred financing costs	1.3	1.3
Amortization of premium on Senior Secured Notes	(1.0)	(1.0)
Provision for doubtful accounts	0.1	0.1
Changes in unused office space accrual	—	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9.8)	17.8
Inventoried costs	6.3	(6.7)
Prepaid expenses and other assets	—	2.2
Accounts payable	(12.0)	(13.7)
Accrued compensation	(4.3)	(6.3)
Accrued expenses	(4.7)	(5.2)
Accrued interest payable	15.3	15.6
Billings in excess of costs and earnings on uncompleted contracts	4.9	(0.1)
Income tax receivable and payable	2.9	1.8
Other liabilities	(1.8)	(0.8)
Net cash provided by operating activities from continuing operations	5.1	1.7
Investing activities:
Cash paid for acquisitions, net of cash acquired	1.2	(1.6)
Decrease in restricted cash	0.2	—
Capital expenditures	(3.3)	(3.1)
Net cash used in investing activities from continuing operations	(1.9)	(4.7)
Financing activities:
Repayment of debt	(0.3)	(0.2)
Other	(0.2)	1.6
Net cash provided by (used in) financing activities from continuing operations	(0.5)	1.4
Net cash flows of continuing operations	2.7	(1.6)
Net operating cash flows of discontinued operations	0.2	(0.5)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net increase (decrease) in cash and cash equivalents	2.6	(2.1)
Cash and cash equivalents at beginning of period	49.0	55.7
Cash and cash equivalents at end of period	$51.6	$53.6

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

The information as of March 30, 2014 and for the three months ended March 31, 2013 and March 30, 2014 is unaudited. The condensed consolidated balance sheet as of December 29, 2013 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 29, 2013, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2014 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three months ended March 31, 2013 and March 30, 2014 consisted of a 13-week period. There are 52 calendar weeks in the fiscal years ending on December 29, 2013 and December 28, 2014.

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

In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.

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

(e)    Accounting Standards Updates
There have been no changes in the Company's significant accounting policies for the three months ended March 30, 2014 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 29, 2013 and March 30, 2014 are presented in Note 8. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at December 29, 2013 and March 30, 2014 due to the short-term nature of these instruments.

Note 2. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of December 29, 2013 and March 30, 2014 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total

Gross value	$53.9	$789.9	$843.8
Less accumulated impairment	18.3	229.1	247.4
Net	$35.6	$560.8	$596.4

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of December 29, 2013			As of March 30, 2014
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$97.7	$(53.7)	$44.0	$97.7	$(58.0)	$39.7
Contracts and backlog	80.0	(78.7)	1.3	80.0	(79.0)	1.0
Developed technology and technical know-how	22.1	(8.6)	13.5	22.1	(9.1)	13.0
Trade names	6.1	(3.1)	3.0	6.1	(3.6)	2.5
Favorable operating lease	1.8	(0.6)	1.2	1.8	(0.6)	1.2
Total finite-lived intangible assets	207.7	(144.7)	63.0	207.7	(150.3)	57.4
Acquired indefinite-lived intangible assets:
Trade names	6.9	—	6.9	6.9	—	6.9
Total indefinite-lived intangible assets	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$214.6	$(144.7)	$69.9	$214.6	$(150.3)	$64.3

Consolidated amortization expense related to intangible assets subject to amortization was $9.3 million and $5.6 million for the three months ended March 31, 2013 and March 30, 2014, respectively.

Note 3. Inventoried Costs

Inventoried costs are stated at the lower of cost or market. Cost is determined using the average cost or first-in, first-out method and is applied consistently within an operating entity. Inventoried costs primarily relate to work in process under fixed-price contracts using costs as the basis of the percentage-of-completion calculation under the units of delivery method of revenue recognition. These costs represent accumulated contract costs less the portion of such costs allocated to delivered items. Accumulated contract costs include direct production costs, factory overhead and production tooling costs. Pursuant to contract provisions of U.S. Government contracts, such customers may have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments or progress payments. The Company reflects those advances and payments as an offset against the related inventory balances.

The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the Company’s review indicates a reduction in utility below carrying value, it reduces its inventory to a new cost basis.

Inventoried costs consisted of the following components (in millions):

	December 29, 2013	March 30, 2014
Raw materials	$44.5	$45.8
Work in process	24.3	29.5
Finished goods	4.6	4.4
Supplies and other	1.9	2.1
Subtotal inventoried costs	75.3	81.8
Less: Customer advances and progress payments	(0.7)	(0.7)
Total inventoried costs	$74.6	$81.1

Note 4. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Three Months Ended
	March 31, 2013	March 30, 2014
Stockholders’ equity at beginning of period	$324.1	$295.8
Comprehensive loss:
Net loss	(10.3)	(15.0)
Foreign currency translation	0.1	(0.1)
Total comprehensive loss	(10.2)	(15.1)
Exercise of stock options and warrants	—	(0.1)
Stock-based compensation	1.9	1.8
Employee stock purchase plan and restricted stock units settled in cash	—	1.8
Restricted stock units traded for taxes	(0.2)	(0.1)
Stockholders’ equity at end of period	$315.6	$284.1

The components of accumulated other comprehensive loss are as follows (in millions):

	March 31, 2013	March 30, 2014
Cumulative translation adjustment	$(0.2)	$(0.4)
Post retirement benefit reserve adjustment net of tax expense	(0.5)	(0.5)
Total accumulated other comprehensive loss	$(0.7)	$(0.9)

There were no reclassifications from other comprehensive income to net loss for the three months ended March 31, 2013 or March 30, 2014.

Common stock issued by the Company for the three months ended March 31, 2013 and March 30, 2014 was as follows (in millions):

	For the Three Months Ended
	March 31, 2013	March 30, 2014
Shares outstanding at beginning of the period	56.6	57.1
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.1	0.4
Shares outstanding at end of the period	56.7	57.4

Note 5. Net Income (Loss) Per Common Share

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

Shares from stock options and awards of 5.5 million and 1.2 million as of March 31, 2013 and March 30, 2014, respectively, were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 6. Income Taxes

A reconciliation of the total income tax provision to the tax benefit computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision for the three months ended March 31, 2013 and March 30, 2014 is as follows (in millions):

	For the Three Months Ended
	March 31, 2013	March 30, 2014
Income tax benefit at federal statutory rate	$(1.8)	$(4.4)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.9	0.6
Nondeductible expenses and other	0.5	0.6
Impact of indefinite lived deferred tax liabilities	1.9	1.7
Increase in reserves for uncertain tax positions	0.1	—
Increase in federal valuation allowance	1.2	3.8
Total income tax provision	$2.8	$2.3

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
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five-year period after the ownership change.
In March 2010, an “ownership change” occurred that will limit the utilization of NOL carryforwards. In July 2011, another “ownership change” occurred. The March 2010 ownership change limitation is more restrictive. In prior years, the company acquired corporations with NOL carryforwards at the date of acquisition ("Acquired NOLs"). The Acquired NOLs are subject to separate limitations that may further restrict the use of Acquired NOLs. As a result, the Company's federal annual utilization of NOL carryforwards will be limited to at least $27 million a year for the five years succeeding the March 2010 ownership change and at least $11.6 million for each year thereafter subject to separate limitations for Acquired NOLs. If the entire limitation amount is not utilized in a year, the excess can be carried forward and utilized in future years.
For the three months ended March 30, 2014, there was no impact of such limitations on the income tax provision since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause in an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
As discussed elsewhere, deferred tax assets relating to the NOL and credit carryforwards are offset by a full valuation allowance. In addition, utilization of state tax loss carryforwards is dependent upon sufficient taxable income apportioned to the states.
The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company's tax years for 2000 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards. Generally, the Company's tax years for 2002 and later are subject to examination by various foreign tax authorities.
As of December 29, 2013, the Company had $15.8 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the three months ended March 30, 2014, unrecognized tax benefits were increased by $2.7 million relating to various current year and prior positions. This increase in unrecognized tax benefits was offset in full by an increase in the deferred tax asset valuation allowance.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There was no material expense or benefit recorded for the three months ended March 31, 2013 and March 30, 2014. The Company believes that no material amount of the liabilities for uncertain tax positions will expire within twelve months of March 30, 2014.

Note 7. Discontinued Operations

In June 2012, consistent with its plans to complete an assessment and evaluation of the non-core businesses acquired in the Integral acquisition, the Company committed to a plan to sell certain lines of business associated with antennas, satellite-cased products and fly-away terminals. These operations were previously reported in the KGS segment, and in accordance with ASC Topic 205, Presentation of Financial Statements ("Topic 205"), these businesses have been classified as held for sale and reported in discontinued operations in the accompanying condensed consolidated financial statements.

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

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended
	March 31, 2013	March 30, 2014
Revenue	$3.6	$—
Net income (loss) before taxes	(2.1)	(0.1)
Net income (loss) after taxes	$(2.1)	$(0.1)

 The following is a summary of the assets and liabilities of discontinued operations, which are in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 29, 2013 and March 30, 2014 (in millions):

	December 29, 2013	March 30, 2014
Accounts payable and accrued expenses	$1.1	$1.1
Other current liabilities	1.4	1.4
Current liabilities of discontinued operations	$2.5	$2.5
Other long-term liabilities	$0.2	$—

Note 8. Debt

(a)	Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, the Company entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes which are due June 1,

2017. As of March 30, 2014, the Company has issued Notes in the aggregate principal amount of $625.0 million under the Indenture. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

The Company pays interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 30, 2014, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

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

$110.0 Million Credit Facility

The Company has a credit and security agreement ("the Credit Revolver") with a consortium of banks entered into as of May 2010. The Credit Revolver is a five-year senior secured revolving credit facility in the amount of $110.0 million and is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Revolver has a second priority lien junior to the lien securing the Notes.

Borrowings under the Credit Revolver are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. The Credit Revolver includes customary affirmative and negative covenants and events of default, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.25. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.

The amounts of borrowings that may be made under the Credit Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Credit Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Credit Revolver includes $50.0 million of availability for letters of credit and $10.0 million of availability for swing line loans.

The Company may borrow funds under the Credit Revolver at a rate based either on LIBOR or a base rate. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Credit Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of March 30, 2014, there were no outstanding borrowings on the Credit Revolver and $9.2 million was outstanding on letters of credit, resulting in net borrowing base availability of $65.8 million. The Company was in compliance with the financial covenants as of March 30, 2014.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 30, 2014 was $4.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of March 30, 2014.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 29, 2013 and March 30, 2014 are presented in the following table:

	As of December 29, 2013			As of March 30, 2014
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total Long-term debt including current portion	$629.8	$644.3	$679.7	$629.5	$643.0	$667.8

The fair value of the Company’s long-term debt was based upon actual trading activity (Level 1, Observable inputs —quoted prices in active markets) and is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized debt premium of $13.5 million as of March 30, 2014, which is the difference between the carrying amount of $643.0 million and the principal amount of $629.5 million represented in the previous table, is being amortized to interest expense over the terms of the related debt.

Note 9. Segment Information

The Company operates in two principal reportable business segments: Kratos Government Solutions ("KGS") and Public Safety & Security ("PSS"). The Company organizes its reportable business segments based on the nature of the services offered.

Revenues, depreciation and amortization, and operating income generated by the Company’s current reportable segments for the three month periods ended March 31, 2013 and March 30, 2014 are as follows (in millions):

	Three Months Ended
	March 31, 2013	March 30, 2014
Revenues:
Kratos Government Solutions
Service revenues	$64.9	$51.7
Product sales	137.3	99.5
Total Kratos Government Solutions	202.2	151.2
Public Safety & Security
Service revenues	50.6	48.9
Product sales	—	—
Total Public Safety & Security	50.6	48.9
Total revenues	$252.8	$200.1
Depreciation & amortization:
Kratos Government Solutions	$13.2	$9.1
Public Safety & Security	1.0	0.5
Total depreciation and amortization	$14.2	$9.6
Operating income:
Kratos Government Solutions	$12.2	$4.1
Public Safety & Security	1.2	1.0
Unallocated corporate expense, net	(1.9)	(1.8)
Total operating income	$11.5	$3.3

Total operating income of the reportable business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated corporate expense, net” includes costs for certain stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, merger and acquisition expenses, corporate costs not allocated to the operating segments, and other miscellaneous corporate activities. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

Note 10. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $160.7 million and $116.3 million or 64% and 58% of total Kratos revenue for the three months ended March 31, 2013 and March 30, 2014.

Note 11. Commitments and Contingencies

(a)	Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. An estimated loss contingency is accrued in the Company's consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation and legal matters are inherently unpredictable and unfavorable resolutions could occur, assessing litigation and legal matter contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of the Company's potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance of any such losses, damages or remedies on the Company's condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Regulatory Matters
U.S. Government Cost Claims. The Company's contracts with the Department of Defense are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time, the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of its current audits, the DCAA is closely examining and questioning certain of its established and disclosed practices that it had previously audited and accepted. In addition, based on a DCAA audit, the U.S. Department of Justice is currently investigating whether one of the Company's subsidiaries violated the federal False Claims Act by overstating its labor and material costs in a contract with the Department of Defense prior to the Company's acquisition of the subsidiary. Under the False Claims Act, the Department of Justice can seek civil penalties plus treble damages. The Company intends to defend itself in these matters and to work to resolve or settle any disputed contract costs. When appropriate, the Company records accruals to reflect its expected exposure to the matters raised by the U.S. Government. The Company reviews such accruals on a quarterly basis for sufficiency based on the most recent information available. Based on its assessment, the Company has accrued an amount in its financial statements for contingent liabilities associated with these matters that it considers to be immaterial to its overall financial position. The matter that is currently being investigated was identified during the acquisition process and was taken into consideration in the purchase price allocation of this subsidiary. Contract disputes with the U.S. Government, however, are inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company's current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Other Litigation Matters. The Company is subject to normal and routine litigation arising from the ordinary course and conduct of business and, at times, as a result of acquisitions and dispositions. Such disputes include, for example, commercial, employment, intellectual property, environmental and securities matters. The aggregate amounts accrued related to these matters are not material to the total liabilities of the Company. We intend to defend ourselves in any such matters and do not currently believe that the outcome of any such matters will have a material adverse impact on our financial condition, results of operations or cash flows.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Three Months Ended
	March 31, 2013	March 30, 2014
Balance at beginning of the period	$4.9	$5.4
Costs accrued and revenues deferred	0.2	0.4
Settlements made (in cash or kind) and revenues recognized	—	(0.1)
Balance at end of period	5.1	5.7
Less: Current portion	(4.8)	(5.3)
Non-current accrued product warranty and deferred warranty revenue	$0.3	$0.4

Note 12. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Senior Secured Notes (see Note 8). The Notes are guaranteed by all of the Company's 100% owned domestic subsidiaries (the "Subsidiary Guarantors") and are collateralized by the assets of all of the Company's 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and the Company. There are no contractual restrictions limiting cash transfers from guarantor subsidiaries by dividends, loans or advances to the Company. The Senior Secured Notes are not guaranteed by the Company's foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. The condensed consolidating financial information below follows the same accounting policies as described in the condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in wholly owned subsidiaries, which are eliminated upon consolidation.

Condensed Consolidating Balance Sheet December 29, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42.7	$(3.0)	$16.0	$—	$55.7
Accounts receivable, net	—	238.6	27.2	—	265.8
Amounts due from affiliated companies	410.2	—	—	(410.2)	—
Inventoried costs	—	59.1	15.5	—	74.6
Other current assets	10.7	19.4	4.1	—	34.2
Total current assets	463.6	314.1	62.8	(410.2)	430.3
Property, plant and equipment, net	2.1	71.9	10.8	—	84.8
Goodwill	—	574.8	21.6	—	596.4
Intangible assets, net	—	68.5	1.4	—	69.9
Investment in subsidiaries	474.2	36.7	—	(510.9)	—
Amounts due from affiliated companies	—	24.0	—	(24.0)	—
Other assets	12.9	23.0	(0.7)	—	35.2
Total assets	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$54.1	$5.0	$—	$61.9
Accrued expenses	6.6	40.9	3.9	—	51.4
Accrued compensation	4.0	36.9	4.0	—	44.9
Billings in excess of costs and earnings on uncompleted contracts	—	45.4	7.1	—	52.5
Deferred income tax liability	—	28.4	—	—	28.4
Amounts due to affiliated companies	—	390.2	20.0	(410.2)	—
Other current liabilities	1.3	9.5	1.1	—	11.9
Total current liabilities	14.7	605.4	41.1	(410.2)	251.0
Long-term debt, net of current portion	639.5		3.8	—	643.3
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.8	21.4	2.3	—	26.5
Total liabilities	657.0	626.8	71.2	(434.2)	920.8
Total stockholders' equity	295.8	486.2	24.7	(510.9)	295.8
Total liabilities and stockholders' equity	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6

Condensed Consolidating Balance Sheet March 30, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$41.1	$(2.8)	$15.3	$—	$53.6
Accounts receivable, net	—	223.3	24.7	—	248.0
Amounts due from affiliated companies	410.6	—	—	(410.6)	—
Inventoried costs	—	64.8	16.3	—	81.1
Other current assets	6.4	20.0	4.2	—	30.6
Total current assets	458.1	305.3	60.5	(410.6)	413.3
Amounts due from affiliated companies, long-term	—	24.0	—	(24.0)	—
Property, plant and equipment, net	2.2	71.2	10.6	—	84.0
Goodwill	—	572.4	24.0	—	596.4
Intangible assets, net	—	63.2	1.1	—	64.3
Investment in subsidiaries	480.6	38.2	—	(518.8)	—
Other assets	11.6	26.8	—	—	38.4
Total assets	$952.5	$1,101.1	$96.2	$(953.4)	$1,196.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.3	$42.2	$3.7	$—	$48.2
Accrued expenses	22.1	36.0	3.8	—	61.9
Accrued compensation	2.4	32.4	3.9	—	38.7
Billings in excess of costs and earnings on uncompleted contracts	—	47.7	6.8	—	54.5
Deferred income tax liability	(0.8)	29.2	—	—	28.4
Amounts due to affiliated companies	—	389.6	21.0	(410.6)	—
Other current liabilities	1.1	10.2	1.1	—	12.4
Total current liabilities	27.1	587.3	40.3	(410.6)	244.1
Long-term debt, net of current portion	638.5	—	3.5	—	642.0
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.8	21.2	2.2	—	26.2
Total liabilities	668.4	608.5	70.0	(434.6)	912.3
Total stockholders' equity	284.1	492.6	26.2	(518.8)	284.1
Total liabilities and stockholders' equity	$952.5	$1,101.1	$96.2	$(953.4)	$1,196.4

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$115.5	$—	$—	$115.5
Product sales	—	123.3	18.8	(4.8)	137.3
Total revenues	—	238.8	18.8	(4.8)	252.8
Cost of service revenues	—	88.2	—	—	88.2
Cost of product sales	—	90.7	13.0	(4.8)	98.9
Total costs	—	178.9	13.0	(4.8)	187.1
Gross profit	—	59.9	5.8	—	65.7
Selling, general and administrative expenses	2.6	43.8	2.9	—	49.3
Research and development expenses	—	4.5	0.4	—	4.9
Operating income (loss) from continuing operations	(2.6)	11.6	2.5	—	11.5
Other income (expense):
Interest expense, net	(16.1)	—	(0.1)	—	(16.2)
Other income (expense), net	—	—	(0.7)	—	(0.7)
Total other income and expense, net	(16.1)	—	(0.8)	—	(16.9)
Income (loss) from continuing operations before income taxes	(18.7)	11.6	1.7	—	(5.4)
Provision for income taxes from continuing operations	0.3	2.4	0.1	—	2.8
Income (loss) from continuing operations	(19.0)	9.2	1.6	—	(8.2)
Income (loss) from discontinued operations	—	(1.8)	(0.3)	—	(2.1)
Equity in net income (loss) of subsidiaries	8.7	1.3	—	(10.0)	—
Net income (loss)	$(10.3)	$8.7	$1.3	$(10.0)	$(10.3)
Comprehensive income (loss)	$(10.2)	$8.7	$1.2	$(9.9)	$(10.2)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 30, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$98.3	$2.3	$—	$100.6
Product sales	—	86.3	16.6	(3.4)	99.5
Total revenues	—	184.6	18.9	(3.4)	200.1
Cost of service revenues	—	72.4	1.7	—	74.1
Cost of product sales	—	64.9	11.9	(3.4)	73.4
Total costs	—	137.3	13.6	(3.4)	147.5
Gross profit	—	47.3	5.3	—	52.6
Selling, general and administrative expenses	5.0	35.8	3.3	—	44.1
Research and development expenses	—	4.7	0.5	—	5.2
Operating income (loss) from continuing operations	(5.0)	6.8	1.5	—	3.3
Other income (expense):
Interest expense, net	(16.0)	—	(0.1)	—	(16.1)
Other income (expense), net	(0.1)	0.1	0.2	—	0.2
Total other income and expense, net	(16.1)	0.1	0.1	—	(15.9)
Income (loss) from continuing operations before income taxes	(21.1)	6.9	1.6	—	(12.6)
Provision (benefit) for income taxes from continuing operations	0.3	1.9	0.1	—	2.3
Income (loss) from continuing operations	(21.4)	5.0	1.5	—	(14.9)
Income (loss) from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in net income (loss) of subsidiaries	6.4	1.5	—	(7.9)	—
Net income (loss)	$(15.0)	$6.4	$1.5	$(7.9)	$(15.0)
Comprehensive income (loss)	$(15.1)	$6.4	$1.4	$(7.8)	$(15.1)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.8)	$0.8	$5.1	$—	$5.1
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	1.2	—	—	1.2
Investment in affiliated companies	(2.4)	—	—	2.4	—
(Increase) decrease in restricted cash	—	0.2	—	—	0.2
Capital expenditures	(0.1)	(2.7)	(0.5)	—	(3.3)
Net cash used in investing activities from continuing operations	(2.5)	(1.3)	(0.5)	2.4	(1.9)
Financing activities:
Repayment of debt	—	—	(0.3)	—	(0.3)
Financing from affiliated companies	—	2.4	—	(2.4)	—
Other, net	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) financing activities from continuing operations	(0.2)	2.4	(0.3)	(2.4)	(0.5)
Net cash flows of continuing operations	(3.5)	1.9	4.3	—	2.7
Net operating cash flows from discontinued operations	—	0.2	—	—	0.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	$(3.5)	$2.1	$4.0	$—	$2.6

Condensed Consolidating Statement of Cash Flows Three Months Ended March 30, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2.4)	$5.1	$(1.0)	$—	$1.7
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1.6)	—	—	(1.6)
Investment in affiliated companies	(0.5)	(0.6)	—	1.1	—
Capital expenditures	(0.3)	(2.2)	(0.6)	—	(3.1)
Net cash used in investing activities from continuing operations	(0.8)	(4.4)	(0.6)	1.1	(4.7)
Financing activities:
Repayment of debt	—	—	(0.2)	—	(0.2)
Financings from affiliated companies	—	—	1.1	(1.1)	—
Other, net	1.6	—	—	—	1.6
Net cash provided by (used in) financing activities from continuing operations	1.6	—	0.9	(1.1)	1.4
Net cash flows of continuing operations	(1.6)	0.7	(0.7)	—	(1.6)
Net operating cash flows from discontinued operations	—	(0.5)	—	—	(0.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	$(1.6)	$0.2	$(0.7)	$—	$(2.1)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” relating to our future financial performance, the market for our services and our expansion plans and opportunities. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements reflect our current beliefs, expectations and projections, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of these factors are beyond our ability to control or predict. As a result, you should not place undue reliance on forward-looking statements. The most important risks and uncertainties that could cause our actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements, include, but are not limited to: changes or cutbacks in spending or the appropriation of funding by the federal government, including the U.S. Department of Defense, which could cause delays, cancellations or reductions of key government contracts; changes in the scope or timing of our projects; the timing, rescheduling or cancellation of significant customer contracts and agreements, or consolidation by or the loss of key customers; risks of adverse regulatory action or litigation; risks associated with debt leverage; failure to successfully consummate acquisitions or integrate acquired operations; risks related to security breaches, cybersecurity attacks or other significant disruptions of our information systems; and competition in the marketplace, which could reduce revenues and profit margins, as well as the additional risks and uncertainties described in this Quarterly Report on Form 10-Q and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 filed with the Securities and Exchange Commission on March 12, 2014. These forward-looking statements reflect our views and assumptions only as of the date such forward-looking statements are made. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “us,” “we,” “our,” the “Company” and “Kratos” refer to Kratos Defense & Security Solutions, Inc., a Delaware corporation, and its subsidiaries.

Overview

We are a specialized security technology business providing mission critical products, solutions and services for domestic and international customers, with our principal customers being national security related agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

We design, engineer and manufacture specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, and missile system platforms; integrated product, software and technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable customer base, strong customer relationships, intellectual property, broad array of contract vehicles, "designed in" positions on strategic National Security platforms, large employee base possessing specialized skills, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for continued growth.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998.

Industry Update

In August 2011, Congress and the Administration enacted the Budget Control Act of 2011 (the “Budget Control Act”) in order to permit an increase in the federal government's borrowing limit while reducing projected net government spending over the following ten years. The Budget Control Act required $900 billion in immediate cuts to discretionary spending for 2012-2021. It also established a bipartisan congressional Joint Select Committee on Deficit Reduction (the “Joint Committee”),

which was charged with recommending legislation that would reduce net government spending by $1.2 to $1.5 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above. The Joint Committee was unable to identify the required reductions, thereby triggering a provision of the Budget Control Act called “sequestration,” which requires very substantial automatic spending cuts, split between defense and non-defense programs, that started in 2013 and continues over a nine-year period.

In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling. Although debate on budget reductions continued through the first two months of 2013, no resolution was reached prior to the March 1, 2013 sequester deadline. As a result, the President was required by law to issue an order canceling $85 billion in budgetary resources across the U.S. Government for the remainder of fiscal year ("FY") 2013. The Office of Management and Budget (“OMB”) in its report to Congress on March 1, 2013, entitled “OMB Report to the Congress on the Joint Committee Sequestration,” calculated that, over the course of the fiscal year, the order requires a 7.8 percent reduction in non-exempt defense discretionary funding and a 5.0 percent reduction in non-exempt non-defense discretionary funding. The sequestration also requires reductions of 7.9 percent to non-exempt defense mandatory programs. The sequestration report provides calculations of the amounts and percentages by which various budgetary resources are required to be reduced, and a listing of the reductions required for each non-exempt budget account. Federal agencies were directed to apply the same percentage reduction to all programs, projects, and activities within a budget account, as required by Section 256(k)(2) of the Balanced Budget and Emergency Deficit Control Act, as amended (“BBEDCA”), and to operate in a manner that is consistent with guidance provided by OMB in Memorandum 13-03, Planning for Uncertainty with Respect to Fiscal Year 2013 Budgetary Resources and Memorandum 13-05, Agency Responsibilities for Implementation of Potential Joint Committee Sequestration.

On April 10, 2013, the President delivered his proposed FY 2014 budget to Congress. The President's $527 billion FY 2014 defense budget was slightly lower than final defense appropriations for FY 2013. While it largely reflects defense spending plans in the FY 2013 budget, it does not reflect the reductions mandated by Part II of the Budget Control Act. On October 17, 2013, HR. 2775 the “Continuing Appropriations Act of 2014” was signed into law by the President, extending the debt ceiling through February 7, 2014 and temporarily restoring funding for government agencies. The legislation funded federal agencies only until January 15, 2014, and at the FY 2013 enacted levels, which reflect the first sequestration cuts that took effect in March and a discretionary funding level of $986 billion, the amount available to the appropriators to fund FY 2014 federal government programs.

On December 19, 2013, Congress passed the Bipartisan Budget Act of 2013 (the "Bipartisan Budget"). The Bipartisan Budget is a two-year plan that sets spending for the Pentagon and other federal agencies at $1.012 trillion for fiscal 2014. For fiscal 2015, overall spending would increase only slightly to $1.014 trillion. The plan calls for extending part of the sequester into 2022 and 2023 to get an additional $23 billion in planned savings. Under the Bipartisan Budget, the Base Department of Defense ("DoD") Budget Spending Authorization is approximately $496 billion each year for FY 2014 and FY 2015. In January 2014, the DoD Appropriations Bill was approved.

On February 15, 2014, legislation was signed that raises the U.S. debt limit through March 2015. In addition, in January 2014, appropriators passed legislation that offsets a significant portion of the sequester cuts. This translates to a better outlook for the defense industry than what was generally expected for both this year and next. However, we still expect lower or delayed awards on some of our programs, with a related negative impact on our revenues, earnings and cash flows.

In March 2014, the Pentagon submitted its FY 2015 Budget Request of approximately $496 billion, which is consistent with the Bipartisan Budget Spending Authorization. Also in March 2014, the Pentagon published the Quadrennial Defense Review ("QDR"). Both the Pentagon’s FY 2015 Budget Request and the QDR provide important insight for future National Security funding priorities and related programs, which include cyber security and warfare, unmanned systems, satellite communications, missile defense and electronic warfare.

Reportable Segments

We operate in two principal reportable business segments: Kratos Government Solutions (“KGS”) and Public Safety & Security (“PSS”). We organize our reportable business segments based on the nature of the products, solutions and services offered. Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts, and these intercompany transactions are eliminated in consolidation. The condensed consolidated financial statements in this Form 10-Q are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 9 of the notes to the condensed consolidated financial statements. From a customer and solutions perspective, we view our business as an integrated whole, leveraging skills and assets wherever possible.

Strategic Acquisitions

We have supplemented our organic growth by identifying, acquiring and integrating businesses that meet our primary objective of providing us with the technology, intellectual property, manufacturing facilities and production equipment to address strategic National Security programs and platforms, primarily in the unmanned systems, electronic warfare, satellite communications and missile system and radar areas of the DoD. We have also made certain acquisitions in the critical infrastructure security, strategic asset protection and public safety areas to expand our capabilities, scope, national depth, breadth and overall service offering.

Key Financial Statement Concepts

For a complete description of our business and a discussion of our critical accounting matters, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

As of March 30, 2014, we consider the following factors to be important in understanding our financial statements.

KGS' business with the U.S. Government and prime contractors is generally performed under fixed price, time and material and cost reimbursable contracts. In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our PSS segment customers under fixed price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting under the provisions of ASC Topic 605, Revenue Recognition. Under the units delivered measure of the percentage-of-completion method of accounting, sales are recognized as the units are accepted by the customer generally using sales values for units in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries or as computed on the basis of the estimated final average unit costs plus profit. We classify contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. Cost reimbursable contracts for the U.S. Government provide for reimbursement of costs plus the payment of a fee. Some cost reimbursable contracts include incentive fees that are awarded based on performance on the contract. Under time and materials contracts, we are reimbursed for labor hours at negotiated hourly billing rates and reimbursed for travel and other direct expenses at actual costs plus applied general and administrative expenses.

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

We manage and assess the performance of our businesses based on our performance on individual programs and contracts and programs obtained generally from government organizations with consideration given to the "Critical Accounting Principles and Estimates" as described in the Form 10-K. Due to the Federal Acquisition Regulation rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenue and at operating income, including the effects of significant changes in operating income. Changes in contract estimates are reviewed on a contract-by-contract basis and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision in accordance with GAAP. Significant management judgments and estimates, including the estimated costs to complete the project, which determine the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Comparison of Results for the Three Months Ended March 31, 2013 to the Three Months Ended March 30, 2014

Revenues.  Revenues by operating segment for the three months ended March 31, 2013 and March 30, 2014 are as follows (dollars in millions):

	March 31, 2013	March 30, 2014	$ change	% change
Kratos Government Solutions
Service revenues	$64.9	$51.7	$(13.2)	(20.3)%
Product sales	137.3	99.5	(37.8)	(27.5)%
Total Kratos Government Solutions	202.2	151.2	(51.0)	(25.2)%
Public Safety & Security
Service revenues	50.6	48.9	(1.7)	(3.4)%
Total Public Safety & Security	50.6	48.9	(1.7)	(3.4)%
Total revenues	$252.8	$200.1	$(52.7)	(20.8)%

Revenues decreased $52.7 million from $252.8 million for the three months ended March 31, 2013 to $200.1 million for the three months ended March 30, 2014. KGS segment revenue decreased by $51.0 million. This decrease was primarily due to a decline in shipments of our defense products aggregating $39.4 million, resulting from a delay in orders and awards as a result of the challenging federal government and DoD funding environment, which existed throughout 2013, including an Extended Continuing Resolution Authorization (CRA), federal government personnel furloughs and a federal government shutdown, all of which adversely impacted new contract awards, bookings and the Company’s revenues. Additionally, revenue was also adversely impacted by the delay in the expected completion of a sizable satellite communications program, which impacted revenues by approximately $5.1 million, and continued ongoing weakness and increased competition in our legacy government services businesses of approximately $6.5 million. PSS segment revenue decreased by $1.7 million.

Product sales decreased $37.8 million from $137.3 million for the three months ended March 31, 2013 to $99.5 million for the three months ended March 30, 2014, primarily as a result of the decline in product shipments due to the factors discussed above.  As a percentage of total revenue, product sales were 54.3% for the three months ended March 31, 2013 as compared to 49.7% for the three months ended March 30, 2014. Service revenues decreased by $14.9 million from $115.5 million for the three months ended March 31, 2013 to $100.6 million for the three months ended March 30, 2014. The decrease was primarily related to reductions in the legacy government service revenues and other service contracts in the KGS segment, which reductions are being experienced industry wide as a result of declining DoD budgets, changes in certain DoD procurement rules and other factors.

Cost of Revenues.  Cost of revenues decreased $39.6 million from $187.1 million for the three months ended March 31, 2013 to $147.5 million for the three months ended March 30, 2014. The decrease in cost of revenues was primarily a result of the changes discussed above.

Gross margin increased from 26.0% for the three months ended March 31, 2013 to 26.3% for the three months ended March 30, 2014. Margins on services increased from the three months ended March 31, 2013 to March 30, 2014, from 23.6% to 26.3%, respectively, due primarily to a favorable mix of revenues and increased margins in our KGS segment. Margins on products decreased from the three months ended March 31, 2013 to March 30, 2014 from 28.0% to 26.2%, respectively, primarily as a result of increased costs recorded on certain aerial target contracts in the first quarter of 2014 to reflect retrofits and changes necessary to address a design issue on certain of the Company's new aerial target platforms, as well as, to a lesser degree, a mix of products shipped. Margins in the KGS segment increased from 26.2% for the three months ended March 31, 2013 to 26.6% for the three months ended March 30, 2014, primarily as a result of a favorable mix of revenues. Margins in the PSS segment remained fairly flat at 25.3% for the three months ended March 31, 2013 and 25.4% for the three months ended March 30, 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased $5.8 million from $49.2 million for the three months ended March 31, 2013 to $43.4 million for the three months ended March 30, 2014, primarily as a result of cost reduction actions taken by the Company and the reduction of amortization of intangibles in 2014. As a percentage of revenues, SG&A increased from 19.5% to 21.7%. Excluding amortization of intangibles of $9.3 million for the three months ended March 31, 2013 and amortization of intangibles of $5.6 million for the three months ended March 30, 2014, SG&A increased as a percentage of revenues from 15.8% to 18.9%, or from $39.9 million to $37.8 million for the three months ended March 31, 2013 and March 30, 2014, respectively, primarily as a result of decreased leverage on the SG&A infrastructure as a result of the decline in revenues discussed previously.

Merger and Acquisition Expenses.  Merger and acquisition expenses of $0.1 million for the three months ended March 31, 2013 were primarily related to the acquisition of CEi.

Internal Research and Development ("IR&D") Expenses.  IR&D expenses were $4.9 million for the three months ended March 31, 2013 and $5.2 million for the three months ended March 30, 2014. As a percentage of revenues, IR&D increased from 1.9% of revenues in the three months ended March 31, 2013 to 2.6% of revenues in the three months ended March 30, 2014, as a result of certain investments the Company is making related to new programs and platforms in the electronic products business, the unmanned systems area, and the satellite communications business. We are making certain of these investments in conjunction with our customers, with the objectives of the Company’s products being “designed in” to these new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs.

Unused office space and other restructuring. The expense of $0.7 million for the three months ended March 30, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, as well as due to employee termination costs related to personnel reduction actions taken during the first quarter of 2014.

Other Expense, Net.  Other expense, net decreased from $16.9 million to $15.9 million for the three months ended March 31, 2013 and March 30, 2014, respectively. The decrease in expense of $1.0 million is primarily related to a year over year increase in the benefit of foreign currency transaction gains and a reduction in interest expense.

Provision for Income Taxes.  Income tax expense for the three months ended March 31, 2013 and March 30, 2014 was $2.8 million and $2.3 million, respectively. The tax expenses of $2.8 million and $2.3 million for the three months ended March 31, 2013 and March 30, 2014, respectively, were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations.  Revenue from discontinued operations was $3.6 million and $0.0 million and loss from discontinued operations was $2.1 million and $0.1 million for the three months ended March 31, 2013 and March 30, 2014, respectively. The revenue and income for the three months ended March 31, 2013 and March 30, 2014 were primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Backlog

As of March 31, 2013 and March 30, 2014, our backlog was approximately $1.2 billion and $1.1 billion, respectively, of which $604.0 million was funded in 2013 and $538.0 million was funded in 2014. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of March 30, 2014, we had cash and cash equivalents of $53.6 million compared with cash and cash equivalents of $55.7 million as of December 29, 2013, which includes $15.3 million and $16.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, they are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on the Notes, other term debt, and the Note premium of $13.5 million received on Notes issued, decreased by $1.4 million from $644.7 million on December 29, 2013 to $643.3 million on March 30, 2014. The decrease in debt was primarily the result of the amortization of the premium on the Notes of approximately $1.0 million and a $0.2 million principal payment on a ten-year term loan with a bank in Israel.

Our operating cash flow is used to finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (DSOs) have increased from 103 days at December 29, 2013 to 113 days as of March 30 2014 primarily as a result of certain contractual milestones that have not yet been attained, such as equipment deliveries on a missile system program that has been delayed due to a subcontractor issue, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to bill for amounts outstanding related to those milestones. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has impacted our DSOs as well. Our accounts receivable balance of $248.0 million at March 30, 2014 includes $1.8 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. (“Gichner”) entered into with the Greek Ministry of Defense ("GMoD") in 2004 prior to our acquisition of Gichner in 2010. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks related to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations from our condensed consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	March 31, 2013	March 30, 2014
Net cash provided by operating activities from continuing operations	$5.1	$1.7

Our cash used in investing activities from continuing operations is summarized as follows (in millions):

	Three Months Ended
	March 31, 2013	March 30, 2014
Net cash used in investing activities from continuing operations	(1.9)	(4.7)

Net cash used in investing activities is primarily comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business.

Cash provided by (used in) financing activities from continuing operations is summarized as follows (in millions):

	Three Months Ended
	March 31, 2013	March 30, 2014
Net cash provided by (used in) financing activities from continuing operations	(0.5)	1.4

Net cash provided by financing activities for the three months ended March 30, 2014 consist primarily of cash received for the Employee Stock Purchase Plan.

Cash provided by (used in) discontinued operations is summarized as follows (in millions):

	Three Months Ended
	March 31, 2013	March 30, 2014
Net cash flows provided by (used in) discontinued operations	$0.2	$(0.5)

The cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

Contractual Obligations and Commitments

In order to fund our acquisitions, we issued equity and increased our leverage through a series of financing transactions.

Issuance of 10% Senior Secured Notes due 2017

On May 19, 2010, we entered into an indenture with the guarantors set forth therein and Wilmington Trust FSB, as trustee and collateral agent (as amended or supplemented the “Indenture”), to issue the Notes due June 1, 2017. As of March 30, 2014, we have issued Notes in the aggregate principal amount of $625.0 million under the Indenture. These Notes have been used to fund acquisitions and for general corporate purposes. The holders of the Notes have a first priority lien on substantially all of our assets and the assets of the guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the $110.0 million credit facility described below.

We pay interest on the Notes semi-annually, in arrears, on June 1 and December 1 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of March 30, 2014, we were in compliance with the covenants contained in the Indenture governing the Notes.

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

Other Indebtedness

$110.0 Million Credit Facility

In 2011, the Company has a credit and security agreement ("the Credit Revolver") with a consortium of banks. The 2011 Credit Agreement amends and restates in its entirety the credit and security agreement, dated as of May 19, 2010, by and among the Company, KeyBank and the lenders named therein (as amended). The Credit Revolver is a five-year senior secured revolving credit facility in the amount of $110.0 million and is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Revolver has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Revolver has a second priority lien junior to the lien securing the Notes.

Borrowings under the Credit Revolver are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. The Credit Revolver includes customary affirmative and negative covenants and events of default, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.25. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.

The amounts of borrowings that may be made under the Credit Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables, eligible unbilled receivables and eligible inventory. If the amount of borrowings outstanding under the Credit Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Credit Revolver includes $50.0 million of availability for letters of credit and $10.0 million of availability for swing line loans.

The Company may borrow funds under the Credit Revolver at a rate based either on LIBOR or a base rate. Base rate borrowings bear interest at an applicable margin of 1.00% to 1.75% over the base rate (which will be the greater of the prime rate or 0.5% over the federal funds rate, with a floor of 1.0% over one month LIBOR). LIBOR rate borrowings will bear interest at an applicable margin of 3.00% to 3.75% over the LIBOR rate. The applicable margin for base rate borrowings and LIBOR borrowings will depend on the average monthly revolving credit availability. The Credit Revolver also has a commitment fee of 0.50% to 0.75%, depending on the average monthly revolving credit availability. As of March 30, 2014, there were no outstanding borrowings on the Credit Revolver and $9.2 million was outstanding on letters of credit, resulting in net borrowing base availability of $65.8 million. The Company was in compliance with the financial covenants as of March 30, 2014.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of March 30, 2014 was $4.5 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of March 30, 2014.

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the Credit Revolver and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months.

As discussed in Part II, Item 1A, “Risk Factors” of the Form 10-K, our quarterly and annual operating results have fluctuated in the past and may vary in the future due to a variety of factors, many of which are external to our control. If the conditions in our industry deteriorate or our customers cancel or postpone projects or if we are unable to sufficiently increase our revenues or further reduce our expenses, we may experience, in the future, a significant long-term negative impact to our financial results and cash flows from operations. In such a situation, we could fall out of compliance with our financial and other covenants, which, if not waived, could limit our liquidity and capital resources.

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

For the three months ended March 30, 2014, there have been no significant changes to our "Critical Accounting Policies or Estimates" as compared to the significant accounting policies described in the Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Revolver discussed under "Contractual Obligations and Commitments", above. Based on our current outstanding balances, a 1% change in the LIBOR rate would not impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments were contracted with investment grade counterparties to reduce exposure to nonperformance on our prior credit facilities.

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

Cash and cash equivalents as of March 30, 2014 were $53.6 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the three months ended March 30, 2014.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.  Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which we filed with the SEC on March 12, 2014. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition or cash flow.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the three month period ended March 30, 2014 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/2012	2.1
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011	2.1
2.3#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	02/08/2011	n/a
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	9/30/2001(000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/14/2007(000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	9/30/2001(000-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002(000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004(000-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004(000-27231)	4.1
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.4	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/2010	4.1
4.5	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	02/07/2011	10.2
4.6	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/2011	4.1
4.7	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/2011	4.1
4.8	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/2011	4.1
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/2010	4.1
4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/2011	4.2
4.11	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.12	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010	10.4
4.13	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes).	8-K	03/29/2011	4.1
4.14	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of March 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/04/2011	4.2
4.15	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	4.2
4.16	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/2011	4.2
10.1+	Employment Agreement, effective January 17, 2014, by and between Kratos Defense & Security Solutions, Inc. and Phil Carrai.	8-K	01/22/2014	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
101.0
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended March 30, 2014 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
*

#    Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

+    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel

		By:	/s/ RICHARD DUCKWORTH
Richard Duckworth
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	April 30, 2014