Form 10-Q
period 2014-06-29
KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
filed 2014-08-07
CIK 1069258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of August 1, 2014, 57,746,916 shares of the registrant’s common stock were outstanding.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2014

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets at December 29, 2013 and June 29, 2014 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and June 29, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 29, 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	36

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	37

Item 6.	Exhibits	38

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except par value and number of shares)
 (Unaudited)

	December 29, 2013	June 29, 2014
Assets
Current assets:
Cash and cash equivalents	$55.7	$26.9
Restricted cash	5.0	5.1
Accounts receivable, net	265.8	265.9
Inventoried costs	74.6	78.5
Prepaid expenses	10.4	11.6
Other current assets	18.8	10.5
Total current assets	430.3	398.5
Property, plant and equipment, net	84.8	84.2
Goodwill	596.4	596.4
Intangible assets, net	69.9	62.6
Other assets	35.2	30.4
Total assets	$1,216.6	$1,172.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61.9	$70.1
Accrued expenses	46.2	40.8
Accrued compensation	44.9	38.7
Accrued interest	5.2	5.7
Billings in excess of costs and earnings on uncompleted contracts	52.5	49.2
Deferred income tax liability	28.4	28.4
Other current liabilities	11.9	14.0
Total current liabilities	251.0	246.9
Long-term debt principal, net of current portion	628.8	621.9
Long-term debt premium	14.5	—
Line of credit	—	41.0
Other long-term liabilities	26.5	25.2
Total liabilities	920.8	935.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares outstanding at December 29, 2013 and June 29, 2014	—	—
Common stock, $0.001 par value, 195,000,000 shares authorized; 57,056,892 and 57,435,202 shares issued and outstanding at December 29, 2013 and June 29, 2014, respectively	—	—
Additional paid-in capital	856.0	862.3
Accumulated other comprehensive loss	(0.8)	(0.9)
Accumulated deficit	(559.4)	(624.3)
Total stockholders' equity	295.8	237.1
Total liabilities and stockholders’ equity	$1,216.6	$1,172.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Service revenues	$110.2	$101.8	$226.2	$202.4
Product sales	125.0	127.5	262.3	227.0
Total revenues	235.2	229.3	488.5	429.4
Cost of service revenues	83.3	77.9	171.9	152.0
Cost of product sales	91.5	95.0	190.4	168.4
Total costs	174.8	172.9	362.3	320.4
Gross profit	60.4	56.4	126.2	109.0
Selling, general and administrative expenses	48.0	44.9	97.1	88.3
Merger and acquisition expenses	(2.6)	—	(2.5)	—
Research and development expenses	4.8	5.9	9.7	11.1
Unused office space and other restructuring	1.3	0.9	1.6	1.6
Operating income from continuing operations	8.9	4.7	20.3	8.0
Other income (expense):
Interest expense, net	(16.3)	(14.0)	(32.5)	(30.1)
Loss on extinguishment of debt	—	(39.1)	—	(39.1)
Other income (expense), net	0.2	0.2	(0.6)	0.4
Total other expense, net	(16.1)	(52.9)	(33.1)	(68.8)
Loss from continuing operations before income taxes	(7.2)	(48.2)	(12.8)	(60.8)
Provision (benefit) for income taxes from continuing operations	(0.1)	1.6	2.7	3.9
Loss from continuing operations	(7.1)	(49.8)	(15.5)	(64.7)
Loss from discontinued operations	(2.5)	(0.1)	(4.4)	(0.2)
Net loss	$(9.6)	$(49.9)	$(19.9)	$(64.9)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.12)	$(0.87)	$(0.27)	$(1.13)
Net loss from discontinued operations	(0.05)	0.00	(0.08)	0.00
Net loss per common share	$(0.17)	$(0.87)	$(0.35)	$(1.13)

Basic and diluted weighted average shares outstanding	56.6	57.4	56.6	57.4
Comprehensive Loss
Net loss from above	$(9.6)	$(49.9)	$(19.9)	$(64.9)
Change in cumulative translation adjustment	—	—	0.1	(0.1)
Comprehensive loss	$(9.6)	$(49.9)	$(19.8)	$(65.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2013	June 29, 2014
Operating activities:
Net loss	$(19.9)	$(64.9)
Less: Loss from discontinued operations	(4.4)	(0.2)
Loss from continuing operations	(15.5)	(64.7)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	27.8	19.3
Stock-based compensation	3.9	4.7
Amortization of deferred financing costs	2.6	2.1
Amortization of premium and discount on Senior Secured Notes	(2.1)	(1.4)
Loss on extinguishment of debt	—	39.1
Provision for doubtful accounts	0.2	0.3
Changes in unused office space accrual	—	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	18.2	(0.5)
Inventoried costs	9.2	(4.1)
Prepaid expenses and other assets	(0.1)	0.8
Accounts payable	(18.9)	8.3
Accrued compensation	(8.1)	(6.2)
Accrued expenses	(7.8)	(5.4)
Accrued interest payable	(0.3)	0.4
Billings in excess of costs and earnings on uncompleted contracts	1.9	(5.2)
Income tax receivable and payable	4.1	2.9
Other liabilities	(6.7)	(0.9)
Net cash provided by (used in) operating activities from continuing operations	8.4	(10.3)
Investing activities:
Cash paid for acquisitions, net of cash acquired	1.2	(1.6)
Proceeds from the sale of discontinued operations	0.4	—
Increase (decrease) in restricted cash	0.2	(0.1)
Capital expenditures	(7.3)	(6.6)
Net cash used in investing activities from continuing operations	(5.5)	(8.3)
Financing activities:
Proceeds from issuance of long-term debt	—	618.5
Extinguishment of long-term debt	—	(661.5)
Debt issuance costs	—	(8.5)
Credit agreement borrowings	—	41.0
Cash paid for contingent acquisition consideration	(2.1)	—
Repayment of debt	(0.5)	(0.4)
Other	(0.3)	1.5
Net cash used in financing activities from continuing operations	(2.9)	(9.4)
Net cash flows of continuing operations	—	(28.0)
Net operating cash flows of discontinued operations	0.8	(0.9)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase (decrease) in cash and cash equivalents	0.7	(28.8)
Cash and cash equivalents at beginning of period	49.0	55.7
Cash and cash equivalents at end of period	$49.7	$26.9

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

The information as of June 29, 2014 and for the three and six months ended June 30, 2013 and June 29, 2014 is unaudited. The condensed consolidated balance sheet as of December 29, 2013 was derived from the Company’s audited consolidated financial statements at that date. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results have been prepared in accordance with the instructions to Form 10-Q and do not necessarily include all information and footnotes necessary for presentation in accordance with accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the fiscal year ended December 29, 2013, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2014 (the “Form 10-K”). Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for which all inter-company transactions have been eliminated in consolidation.

(c)	Fiscal Year

The Company has a 52/53 week fiscal year ending on the last Sunday of the calendar year, with interim fiscal periods ending on the last Sunday of each calendar quarter. The three and six month periods ended June 30, 2013 and June 29, 2014 consisted of 13-week and 26-week periods, respectively. There are 52 calendar weeks in the fiscal years ending on December 29, 2013 and December 28, 2014.

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

In accounting for our long-term contracts for production of products and services provided to the U.S. Government and provided to our Public Safety and Security ("PSS") segment customers under fixed price contracts, we utilize both cost-to-cost and units delivered measures under the percentage-of-completion method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.

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

(e)    Accounting Standards Updates
In April 2014, the FASB issued Accounting Standards Update 2014-08 ("ASU 2014-18") "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in the ASU 2014-08 change the criteria for reporting discontinued operations and requires enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU 2014-08 are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. We are currently evaluating the impact of ASU 2014-08, but do not expect the adoption to have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers". ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.
There have been no changes in the Company's significant accounting policies for the six months ended June 29, 2014 as compared to the significant accounting policies described in the Form 10-K.

(f)	Fair Value of Financial Instruments

The carrying amounts and the related estimated fair values of the Company's long-term debt financial instruments not measured at fair value on a recurring basis at December 29, 2013 and June 29, 2014 are presented in Note 8. The carrying value of all other financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, billings in excess of cost and earnings on uncompleted contracts, income taxes payable and short-term debt, approximated their estimated fair values at December 29, 2013 and June 29, 2014 due to the short-term nature of these instruments.

Note 2. Goodwill and Intangible Assets

(a)	Goodwill

The carrying amounts of goodwill as of December 29, 2013 and June 29, 2014 by reportable segment are as follows (in millions):

	Public Safety & Security	Kratos Government Solutions	Total

Gross value	$53.9	$789.9	$843.8
Less accumulated impairment	18.3	229.1	247.4
Net	$35.6	$560.8	$596.4

(b)    Purchased Intangible Assets

The following table sets forth information for finite-lived and indefinite-lived intangible assets (in millions):

	As of December 29, 2013			As of June 29, 2014
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Acquired finite-lived intangible assets:
Customer relationships	$97.7	$(53.7)	$44.0	$99.0	$(62.3)	$36.7
Contracts and backlog	80.0	(78.7)	1.3	82.7	(79.3)	3.4
Developed technology and technical know-how	22.1	(8.6)	13.5	22.1	(9.7)	12.4
Trade names	6.1	(3.1)	3.0	6.1	(4.1)	2.0
Favorable operating lease	1.8	(0.6)	1.2	1.8	(0.6)	1.2
Total finite-lived intangible assets	207.7	(144.7)	63.0	211.7	(156.0)	55.7
Acquired indefinite-lived intangible assets:
Trade names	6.9	—	6.9	6.9	—	6.9
Total intangible assets	$214.6	$(144.7)	$69.9	$218.6	$(156.0)	$62.6

Consolidated amortization expense related to intangible assets subject to amortization was $9.0 million and $5.7 million for the three months ended June 30, 2013 and June 29, 2014, respectively, and $18.3 million and $11.3 million for the six months ended June 30, 2013 and June 29, 2014, respectively.

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

Inventoried costs consisted of the following components (in millions):

	December 29, 2013	June 29, 2014
Raw materials	$44.5	$44.4
Work in process	24.3	29.5
Finished goods	4.6	4.5
Supplies and other	1.9	2.3
Subtotal inventoried costs	75.3	80.7
Less: Customer advances and progress payments	(0.7)	(2.2)
Total inventoried costs	$74.6	$78.5

Note 4. Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below (in millions):

	For the Six Months Ended
	June 30, 2013	June 29, 2014
Stockholders’ equity at beginning of period	$324.1	$295.8
Comprehensive loss:
Net loss	(19.9)	(64.9)
Foreign currency translation	0.1	(0.1)
Total comprehensive loss	(19.8)	(65.0)
Exercise of stock options and warrants	—	(0.1)
Stock-based compensation	3.9	4.7
Employee stock purchase plan and restricted stock units settled in cash	—	1.8
Restricted stock units traded for taxes	(0.1)	(0.1)
Stockholders’ equity at end of period	$308.1	$237.1

The components of accumulated other comprehensive loss are as follows (in millions):

	June 30, 2013	June 29, 2014
Cumulative translation adjustment	$(0.2)	$(0.4)
Post retirement benefit reserve adjustment net of tax expense	(0.5)	(0.5)
Total accumulated other comprehensive loss	$(0.7)	$(0.9)

There were no reclassifications from other comprehensive income to net loss for the three and six months ended June 30, 2013 or June 29, 2014.

Common stock issued by the Company for the six months ended June 30, 2013 and June 29, 2014 was as follows (in millions):

	For the Six Months Ended
	June 30, 2013	June 29, 2014
Shares outstanding at beginning of the period	56.6	57.1
Stock issued for employee stock purchase plan, stock options and restricted stock units exercised	0.1	0.3
Shares outstanding at end of the period	56.7	57.4

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

Shares from stock options and awards, excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive, were 2.9 million and 0.8 million for the three months ended June 30, 2013 and June 29, 2014, respectively, and 3.2 million and 0.9 million for the six months ended June 30, 2013 and June 29, 2014, respectively.

Note 6. Income Taxes

A reconciliation of the total income tax benefit, computed by applying the statutory federal income tax rate of 35% to loss from continuing operations before income tax provision, to the total income tax provision (benefit) for the three and six months ended June 30, 2013 and June 29, 2014 is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Income tax benefit at federal statutory rate	$(2.7)	$(16.9)	$(4.5)	$(21.3)
State and foreign taxes, net of federal tax benefit and valuation allowance	0.8	0.2	1.7	0.8
Nondeductible expenses and other	0.2	0.3	0.3	0.9
Impact of deferred tax liabilities for indefinite-lived assets	0.8	1.4	2.7	3.1
Increase/(decrease) in reserves for uncertain tax positions	(1.7)	0.3	(1.6)	3.0
Increase in federal valuation allowance	2.5	16.3	4.1	17.4
Total income tax provision (benefit)	$(0.1)	$1.6	$2.7	$3.9

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
Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any three-year period. The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months. This base limitation is subject to adjustments, including an increase for built-in gains recognized in the five-year period after the ownership change.

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
For the three and six months ended June 29, 2014, there was no impact of such limitations on the income tax provision, since the amount of taxable income did not exceed the annual limitation amount. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could also cause in an “ownership change.” If and when any other “ownership change” occurs, utilization of the NOL or other tax attributes may be further limited.
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
As of December 29, 2013, the Company had $15.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate, subject to possible offset by an increase in the deferred tax asset valuation allowance. During the six months ended June 29, 2014, unrecognized tax benefits were increased by $3.0 million relating to various current year and prior positions. This increase in unrecognized tax benefits was offset in full by an increase in the deferred tax asset valuation allowance.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There was no material expense or benefit recorded for the six months ended June 30, 2013. During the six months ended June 29, 2014, a $0.1 million expense was recorded related to interest and penalties. The Company recorded a benefit for interest and penalties related to the reversal of prior position of $0.2 million for the six months ended June 30, 2013. There was no material benefit recorded for the six months ended June 29, 2014. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of June 29, 2014.

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

The following table presents the results of discontinued operations (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Revenue	$0.5	$—	$3.6	$—
Net income (loss) before taxes	$(2.5)	$(0.1)	$(4.4)	$(0.2)

 The following is a summary of the assets and liabilities of discontinued operations, which are in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets as of December 29, 2013 and June 29, 2014 (in millions):

	December 29, 2013	June 29, 2014
Accounts payable and accrued expenses	$1.1	$1.1
Other current liabilities	1.4	1.0
Current liabilities of discontinued operations	$2.5	$2.1
Other long-term liabilities	$0.2	$—

Note 8. Debt

(a)	Issuance of 7.00% Senior Secured Notes due 2019

In May 2014, the Company refinanced its $625.0 million 10% Senior Secured Notes due in 2017 (the "10% Notes") with $625.0 million of newly issued 7.00% Senior Secured Notes due in 2019 (the "7% Notes"). The net proceeds of the 7% Notes was $618.5 million after an original issue discount of $6.5 million. The Company incurred debt issuance costs of $8.4 million associated with the new 7% Notes. The Company utilized the net proceeds from the 7% Notes, a $41.0 million draw on a new credit agreement discussed below, as well as cash from operations to extinguish the 10% Notes. The total reacquisition price of the 10% Notes was $661.5 million including a $31.2 million early termination fee, the write off of $15.5 million of unamortized issue costs, $12.9 million of unamortized premium, along with the $5.3 million of additional interest while in excrow, which resulted in a loss on extinguishment of $39.1 million.

The Company completed the offering of the 7.00% Notes (hereafter the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Act”). The Notes are governed by an Indenture dated May 14, 2014 (the “Indenture”) among the Company, certain of the Company’s subsidiaries (the “Guarantors”) and Wilmington Trust, National Association, as Trustee and Collateral Agent. A Guarantor can be released from its Guarantee if (a) all of the Capital Stock issued by such Guarantor or all or substantially all of the assets of such Guarantor are sold or otherwise disposed of; (b) the Company designates such Guarantor as an Unrestricted Subsidiary; (c) if the Company exercises its legal defeasance option or its covenant defeasance option; (d) upon satisfaction and discharge of the Indenture or payment in full in cash of the principal of, premium, if any, accrued and unpaid interest.

The holders of the Notes have a first priority lien on substantially all of the Company's assets and the assets of the Guarantors, except with respect to accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property), on which the holders of the Notes have a second priority lien to the new $110.0 million credit agreement.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 29, 2014, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

On or after May 15, 2016, the Company may redeem some or all of the Notes at 105.25% of the aggregate principal amount of such notes through May 15, 2017, 102.625% of the aggregate principal amount of such notes through May 15, 2018 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. In addition, we may redeem up to 35% of the Notes at 107% of the aggregate principal amount of such notes plus accrued and unpaid interest before May 15, 2016 with the net proceeds of certain equity offerings. We may also redeem some or all of the Notes before May 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, at one time prior to May 15, 2016, we may redeem up to 10% of the original aggregate principal amount of the Notes issued under the Indenture at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement dated as of May 14, 2014 (the “Registration Rights Agreement”) with the Guarantors and the representative of the initial purchasers of the Notes identified therein. Under the Registration Rights Agreement, the Company and the Guarantors have agreed to (i) file a registration statement with respect to a registered exchange offer to exchange the Notes for new registered notes with terms substantially identical in all material respects with the Notes (except that the exchange notes will not contain terms with respect to additional interest, registration rights or transfer restrictions); (ii) use our commercially reasonable efforts to cause the exchange offer registration statement to be declared effective by the SEC under the Act; (iii) use our commercially reasonable efforts to, on or before the 365th day after the date of the initial issuance of the Notes, have consummated the exchange offer; and (iv) in certain circumstances, file a shelf registration statement to cover resales of the Notes. If the Company and the Guarantors fail to consummate the exchange offer within 365 days of the issue date of the Notes or otherwise fail to satisfy their registration obligations under the Registration Rights Agreement, then the annual interest rate on the Notes will increase by 0.25% per annum for the first 90 days commencing on the 366th day following the date of issuance or the day a shelf registration statement ceases to be effective, if applicable, and by an additional 0.25% per annum for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per annum.

(b)    Other Indebtedness

$110.0 Million Credit Agreement

On May 14, 2014, the Company replaced its credit facility with KeyBank National Association and entered into a Credit and Security Agreement (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner.  The Credit Agreement establishes a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent's and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in an amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

The Credit Agreement contains certain covenants, which include, but are not limited to, restrictions on indebtedness, liens, and investments, and places limits on other various payments, as well as a financial covenant relating to a minimum fixed charge coverage ratio of 1.15:1. Events of default under the terms of the Credit Agreement include, but are not limited to: failure of the Company to pay any principal of any loans in full when due and payable; failure of the Company to pay any interest on any loan or any fee or other amount payable under the Credit Agreement within three business days after the date when due and payable; failure of the Company or any of its subsidiaries to comply with certain covenants and agreements, subject to applicable grace periods and/or notice requirements; or any representation, warranty or statement made in or pursuant to the Credit Agreement or any related writing or any other material information furnished by the Company or any of its subsidiaries to the Agent or the lenders shall prove to be false or erroneous. Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. However, where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable.

Borrowings under the revolving Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of June 29, 2014, there was $41.0 million outstanding on the Credit Agreement and $9.5 million was outstanding on letters of credit, resulting in net borrowing base availability of $56.6 million. The Company was in compliance with the financial covenants of the Credit Agreement as of June 29, 2014.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 29, 2014 was $4.2 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of June 29, 2014.

Fair Value of Long-term Debt

Carrying amounts and the related estimated fair values of the Company’s long-term debt financial instruments not measured at fair value on a recurring basis at December 29, 2013 and June 29, 2014 are presented in the following table:

	As of December 29, 2013			As of Jun 29, 2014
$ in millions	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Total Long-term debt including current portion	$629.8	$644.3	$679.7	$670.2	$663.9	$691.5

The fair value of the Company’s long-term debt as of December 29, 2013 was based upon actual trading activity (Level 1, Observable inputs that reflect quoted prices in active markets. The fair value of the Company’s long-term debt as of June 29, 2014 was based upon broker reported trading activity by sophisticated investors (Level 2, Quoted prices in markets that are not active). The fair value at both December 29, 2013 and June 29, 2014 is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market value of interest at the balance sheet date.

The net unamortized original issue discount of $6.3 million as of June 29, 2014, which is the difference between the carrying amount of $663.9 million and the principal amount of $670.2 million presented in the previous table, is being accreted to interest expense over the term of the related debt.

Note 9. Segment Information

The Company operates in two principal reportable business segments: Kratos Government Solutions ("KGS") and Public Safety & Security ("PSS"). The Company organizes its reportable business segments based on the nature of the services offered.

Revenues, depreciation and amortization, and operating income generated by the Company’s current reportable segments for the three and six month periods ended June 30, 2013 and June 29, 2014 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Revenues:
Kratos Government Solutions
Service revenues	$58.5	$51.2	$123.9	$102.9
Product sales	125.0	114.5	262.3	214.0
Total Kratos Government Solutions	183.5	165.7	386.2	316.9
Public Safety & Security
Service revenues	51.7	50.6	102.3	99.5
Product sales	—	13.0	—	13.0
Total Public Safety & Security	51.7	63.6	102.3	112.5
Total revenues	$235.2	$229.3	$488.5	$429.4
Depreciation & amortization:
Kratos Government Solutions	$12.7	$9.2	$25.9	$18.3
Public Safety & Security	0.9	0.5	1.9	1.0
Total depreciation and amortization	$13.6	$9.7	$27.8	$19.3
Operating income:
Kratos Government Solutions	$5.3	$5.3	$17.4	$9.4
Public Safety & Security	2.7	3.0	3.9	4.0
Unallocated corporate expense, net	0.9	(3.6)	(1.0)	(5.4)
Total operating income	$8.9	$4.7	$20.3	$8.0

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

Note 10. Significant Customers

Revenue from the U.S. Government, which includes foreign military sales, includes revenue from contracts for which the Company is the prime contractor as well as those for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The KGS segment has substantial revenue from the U.S. Government. Sales to the U.S. Government amounted to approximately $152.2 million and $123.0 million, or 65% and 54% of total Kratos revenue, for the three months ended June 30, 2013 and June 29, 2014, respectively, and approximately $317.6 million and $239.3 million, or 65% and 56% of total revenue, for the six months ended June 30, 2013 and June 29, 2014, respectively.

Note 11. Commitments and Contingencies

(a)	Legal Matters

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. An estimated loss contingency is accrued in the Company's condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation and legal matters are inherently unpredictable and unfavorable resolutions could occur, assessing litigation and legal matter contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of the Company's potential liability. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The amount of ultimate loss may differ from these estimates. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses; the structure and type of any remedies; the monetary significance of any such losses, damages or remedies on the Company's condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Regulatory Matters
U.S. Government Cost Claims. The Company's contracts with the Department of Defense are subject to audit by the Defense Contract Audit Agency (“DCAA”). As a result of these audits, from time to time the Company is advised of claims concerning potential disallowed, overstated or disputed costs. For example, during the course of its current audits, the DCAA is closely examining and questioning certain of its established and disclosed practices that it had previously audited and accepted. In addition, based on a DCAA audit, the U.S. Department of Justice is currently investigating whether one of the Company's subsidiaries violated the federal False Claims Act by overstating its labor and material costs in a contract with the Department of Defense prior to the Company's acquisition of the subsidiary. Under the False Claims Act, the Department of Justice can seek civil penalties plus treble damages. The Company intends to defend itself in these matters and to work to resolve or settle any disputed contract costs. When appropriate, the Company records accruals to reflect its expected exposure to the matters raised by the U.S. Government. The Company reviews such accruals on a quarterly basis for sufficiency based on the most recent information available. Based on its assessment, the Company has accrued an amount in its financial statements for contingent liabilities associated with these matters that it considers to be immaterial to its overall financial position. The matter that is currently being investigated was identified during the acquisition process and was taken into consideration in the purchase price allocation of this subsidiary. Contract disputes with the U.S. Government, however, are inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company's current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

The changes in the Company's aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on the Company's condensed consolidated balance sheets, were as follows (in millions):

	Six Months Ended
	June 30, 2013	June 29, 2014
Balance at beginning of the period	$5.2	$5.4
Costs accrued and revenues deferred	0.2	0.5
Warranty liabilities assumed from acquisitions	(0.4)	(0.4)
Balance at end of period	5.0	5.5
Less: Current portion	4.6	5.0
Non-current accrued product warranty and deferred warranty revenue	$0.4	$0.5

Note 12. Condensed Consolidating Financial Statements

The Company has $625.0 million in outstanding Senior Secured Notes (see Note 8). The Notes are guaranteed by all of the Company's 100% owned domestic subsidiaries (the "Subsidiary Guarantors") and are collateralized by the assets of all of the Company's 100% owned subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Subsidiary Guarantors and the Company. There are no contractual restrictions limiting cash transfers from Subsidiary Guarantors by dividends, loans or advances to the Company. The Senior Secured Notes are not guaranteed by the Company's foreign subsidiaries (the “Non-Guarantor Subsidiaries”).

The following tables present condensed consolidating financial statements for the parent company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. The condensed consolidating financial information below follows the same accounting policies as described in the condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in 100% owned subsidiaries, which are eliminated upon consolidation.

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2013, the Company reclassified cash flows related to Investment in affiliated companies to a separate line item in its Condensed Consolidating Statement of Cash Flows. These amounts were previously combined with financings from affiliated companies. There was no total impact on cash flow from either investing or financing activities.

Condensed Consolidating Balance Sheet December 29, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42.7	$(3.0)	$16.0	$—	$55.7
Accounts receivable, net	—	238.6	27.2	—	265.8
Amounts due from affiliated companies	410.2	—	—	(410.2)	—
Inventoried costs	—	59.1	15.5	—	74.6
Other current assets	10.7	19.4	4.1	—	34.2
Total current assets	463.6	314.1	62.8	(410.2)	430.3
Property, plant and equipment, net	2.1	71.9	10.8	—	84.8
Goodwill	—	574.8	21.6	—	596.4
Intangible assets, net	—	68.5	1.4	—	69.9
Investment in subsidiaries	474.2	36.7	—	(510.9)	—
Amounts due from affiliated companies	—	24.0	—	(24.0)	—
Other assets	12.9	23.0	(0.7)	—	35.2
Total assets	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2.8	$54.1	$5.0	$—	$61.9
Accrued expenses	6.6	40.9	3.9	—	51.4
Accrued compensation	4.0	36.9	4.0	—	44.9
Billings in excess of costs and earnings on uncompleted contracts	—	45.4	7.1	—	52.5
Deferred income tax liability	—	28.4	—	—	28.4
Amounts due to affiliated companies	—	390.2	20.0	(410.2)	—
Other current liabilities	1.3	9.5	1.1	—	11.9
Total current liabilities	14.7	605.4	41.1	(410.2)	251.0
Long-term debt, net of current portion	639.5		3.8	—	643.3
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.8	21.4	2.3	—	26.5
Total liabilities	657.0	626.8	71.2	(434.2)	920.8
Total stockholders' equity	295.8	486.2	24.7	(510.9)	295.8
Total liabilities and stockholders' equity	$952.8	$1,113.0	$95.9	$(945.1)	$1,216.6

Condensed Consolidating Balance Sheet June 29, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.1	$(5.3)	$10.1	$—	$26.9
Accounts receivable, net	—	237.1	28.8	—	265.9
Amounts due from affiliated companies	389.5	—	—	(389.5)	—
Inventoried costs	—	59.8	18.7	—	78.5
Other current assets	6.5	16.1	4.6	—	27.2
Total current assets	418.1	307.7	62.2	(389.5)	398.5
Amounts due from affiliated companies, long-term	—	24.0	—	(24.0)	—
Property, plant and equipment, net	2.2	71.2	10.8	—	84.2
Goodwill	—	572.4	24.0	—	596.4
Intangible assets, net	—	61.9	0.7	—	62.6
Investment in subsidiaries	487.8	39.0	—	(526.8)	—
Other assets	8.1	22.2	0.1	—	30.4
Total assets	$916.2	$1,098.4	$97.8	$(940.3)	$1,172.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3.4	$61.4	$5.3	$—	$70.1
Accrued expenses	7.7	35.6	3.2	—	46.5
Accrued compensation	4.3	30.8	3.6	—	38.7
Billings in excess of costs and earnings on uncompleted contracts	—	41.9	7.3	—	49.2
Deferred income tax liability	(0.8)	29.2	—	—	28.4
Amounts due to affiliated companies	—	368.8	20.7	(389.5)	—
Other current liabilities	2.1	10.8	1.1	—	14.0
Total current liabilities	16.7	578.5	41.2	(389.5)	246.9
Long-term debt, net of current portion	659.6	—	3.3	—	662.9
Amounts due to affiliated companies	—	—	24.0	(24.0)	—
Other long-term liabilities	2.8	20.1	2.3	—	25.2
Total liabilities	679.1	598.6	70.8	(413.5)	935.0
Total stockholders' equity	237.1	499.8	27.0	(526.8)	237.1
Total liabilities and stockholders' equity	$916.2	$1,098.4	$97.8	$(940.3)	$1,172.1

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 30, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$109.3	$0.9	$—	$110.2
Product sales	—	110.9	18.8	(4.7)	125.0
Total revenues	—	220.2	19.7	(4.7)	235.2
Cost of service revenues	—	82.6	0.7	—	83.3
Cost of product sales	—	82.8	13.4	(4.7)	91.5
Total costs	—	165.4	14.1	(4.7)	174.8
Gross profit	—	54.8	5.6	—	60.4
Selling, general and administrative expenses	1.1	42.4	3.2	—	46.7
Research and development expenses	—	4.5	0.3	—	4.8
Operating income (loss) from continuing operations	(1.1)	7.9	2.1	—	8.9
Other income (expense):
Interest expense, net	(16.1)	—	(0.2)	—	(16.3)
Other income (expense), net	—	0.1	0.1	—	0.2
Total other income and expense, net	(16.1)	0.1	(0.1)	—	(16.1)
Income (loss) from continuing operations before income taxes	(17.2)	8.0	2.0	—	(7.2)
Provision (benefit) for income taxes from continuing operations	0.2	(0.4)	0.1	—	(0.1)
Income (loss) from continuing operations	(17.4)	8.4	1.9	—	(7.1)
Income (loss) from discontinued operations	0.1	(2.7)	0.1	—	(2.5)
Equity in net income (loss) of subsidiaries	7.7	2.0	—	(9.7)	—
Net income (loss)	$(9.6)	$7.7	$2.0	$(9.7)	$(9.6)
Comprehensive income (loss)	$(9.6)	$7.7	$2.0	$(9.7)	$(9.6)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 29, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$99.9	$1.9	$—	$101.8
Product sales	—	114.7	15.1	(2.3)	127.5
Total revenues	—	214.6	17.0	(2.3)	229.3
Cost of service revenues	—	76.3	1.6	—	77.9
Cost of product sales	—	86.6	10.7	(2.3)	95.0
Total costs	—	162.9	12.3	(2.3)	172.9
Gross profit	—	51.7	4.7	—	56.4
Selling, general and administrative expenses	4.0	38.5	3.3	—	45.8
Research and development expenses	—	5.6	0.3	—	5.9
Operating income (loss) from continuing operations	(4.0)	7.6	1.1	—	4.7
Other income (expense):
Interest expense, net	(13.9)	0.1	(0.2)	—	(14.0)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income (expense), net	0.1	(0.1)	0.2	—	0.2
Total other income and expense, net	(52.9)	—	—	—	(52.9)
Income (loss) from continuing operations before income taxes	(56.9)	7.6	1.1	—	(48.2)
Provision (benefit) for income taxes from continuing operations	0.2	1.1	0.3	—	1.6
Income (loss) from continuing operations	(57.1)	6.5	0.8	—	(49.8)
Income (loss) from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in net income (loss) of subsidiaries	7.2	0.8	—	(8.0)	—
Net income (loss)	$(49.9)	$7.2	$0.8	$(8.0)	$(49.9)
Comprehensive income (loss)	$(49.9)	$7.2	$0.8	$(8.0)	$(49.9)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 30, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$224.8	$1.4	$—	$226.2
Product sales	—	234.2	37.6	(9.5)	262.3
Total revenues	—	459.0	39.0	(9.5)	488.5
Cost of service revenues	—	170.8	1.1	—	171.9
Cost of product sales	—	173.5	26.4	(9.5)	190.4
Total costs	—	344.3	27.5	(9.5)	362.3
Gross profit	—	114.7	11.5	—	126.2
Selling, general and administrative expenses	3.7	86.2	6.3	—	96.2
Research and development expenses	—	9.0	0.7	—	9.7
Operating income (loss)from continuing operations	(3.7)	19.5	4.5	—	20.3
Other income (expense):
Interest expense, net	(32.2)	—	(0.3)	—	(32.5)
Other income (expense), net	—	0.1	(0.7)	—	(0.6)
Total other expense, net	(32.2)	0.1	(1.0)	—	(33.1)
Income (loss) from continuing operations before income taxes	(35.9)	19.6	3.5	—	(12.8)
Provision for income taxes from continuing operations	0.5	2.0	0.2	—	2.7
Income (loss) from continuing operations	(36.4)	17.6	3.3	—	(15.5)
Income (loss) from discontinued operations	0.1	(4.5)	—	—	(4.4)
Equity in net income (loss) of subsidiaries	16.4	3.3	—	(19.7)	—
Net income (loss)	$(19.9)	$16.4	$3.3	$(19.7)	$(19.9)
Comprehensive income (loss)	$(19.8)	$16.4	$3.2	$(19.6)	$(19.8)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 29, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Service revenues	$—	$198.2	$4.2	$—	$202.4
Product sales	—	201.0	31.7	(5.7)	227.0
Total revenues	—	399.2	35.9	(5.7)	429.4
Cost of service revenues	—	148.7	3.3	—	152.0
Cost of product sales	—	151.5	22.6	(5.7)	168.4
Total costs	—	300.2	25.9	(5.7)	320.4
Gross profit	—	99.0	10.0	—	109.0
Selling, general and administrative expenses	9.0	74.3	6.6	—	89.9
Research and development expenses	—	10.3	0.8	—	11.1
Operating income from continuing operations	(9.0)	14.4	2.6	—	8.0
Other income (expense):
Interest expense, net	(29.9)	0.1	(0.3)	—	(30.1)
Loss on extinguishment of debt	(39.1)	—	—	—	(39.1)
Other income (expense), net	—	—	0.4	—	0.4
Total other expense, net	(69.0)	0.1	0.1	—	(68.8)
Income (loss) from continuing operations before income taxes	(78.0)	14.5	2.7	—	(60.8)
Provision (benefit) for income taxes from continuing operations	0.5	3.0	0.4	—	3.9
Income (loss) from continuing operations	(78.5)	11.5	2.3	—	(64.7)
Income (loss) from discontinued operations	—	(0.2)	—	—	(0.2)
Equity in net income (loss) of subsidiaries	13.6	2.3	—	(15.9)	—
Net income (loss)	$(64.9)	$13.6	$2.3	$(15.9)	$(64.9)
Comprehensive income (loss)	$(65.0)	$13.6	$2.2	$(15.8)	$(65.0)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2013 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33.4)	$36.1	$5.7	$—	$8.4
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	1.2	—	—	1.2
Investment in affiliated companies	—	(30.7)	—	30.7	—
(Increase) decrease in restricted cash	—	0.2	—	—	0.2
Capital expenditures	(0.7)	(5.5)	(1.1)	—	(7.3)
Other, net	—	0.4	—	—	0.4
Net cash used in investing activities from continuing operations	(0.7)	(34.4)	(1.1)	30.7	(5.5)
Financing activities:
Repayment of debt	—	—	(0.5)	—	(0.5)
Cash paid for contingent acquisition consideration	—	(2.1)	—	—	(2.1)
Financing from affiliated companies	28.6	—	2.1	(30.7)	—
Other, net	(0.3)	—	—	—	(0.3)
Net cash provided by (used in) financing activities from continuing operations	28.3	(2.1)	1.6	(30.7)	(2.9)
Net cash flows of continuing operations	(5.8)	(0.4)	6.2	—	—
Net operating cash flows from discontinued operations	—	0.8	—	—	0.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$(5.8)	$0.4	$6.1	$—	$0.7

Condensed Consolidating Statement of Cash Flows Six Months Ended June 29, 2014 (Unaudited) (in millions)

	Parent Company	Guarantors on a Combined Basis	Non-Guarantors on a Combined Basis	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(31.8)	$28.7	$(7.2)	$—	$(10.3)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1.6)	—	—	(1.6)
Investment in affiliated companies	—	(23.2)	—	23.2	—
(Increase) decrease in restricted cash	—	(0.1)	—	—	(0.1)
Capital expenditures	(0.5)	(5.2)	(0.9)	—	(6.6)
Net cash used in investing activities from continuing operations	(0.5)	(30.1)	(0.9)	23.2	(8.3)
Financing activities:
Proceeds from issuance of long-term debt	618.5	—	—	—	618.5
Payment of long-term debt	(661.5)	—	—	—	(661.5)
Debt issuance costs	(8.5)	—	—	—	(8.5)
Borrowings under line of credit	41.0	—	—	—	41.0
Repayment of debt	—	—	(0.4)	—	(0.4)
Financings from affiliated companies	20.7	—	2.5	(23.2)	—
Other, net	1.5	—	—	—	1.5
Net cash provided by (used in) financing activities from continuing operations	11.7	—	2.1	(23.2)	(9.4)
Net cash flows of continuing operations	(20.6)	(1.4)	(6.0)	—	(28.0)
Net operating cash flows from discontinued operations	—	(0.9)	—	—	(0.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	$(20.6)	$(2.3)	$(5.9)	$—	$(28.8)

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

Overview

We are a specialized security technology business providing mission critical products, technology solutions and services for domestic and international customers, with our principal customers being national security related agencies of the U.S. Government. Our core capabilities are sophisticated engineering, manufacturing, system integration, and test and evaluation offerings for national security platforms and programs. Our principal products and services are related to Command, Control, Communications, Computing, Combat Systems, Intelligence, Surveillance and Reconnaissance (“C5ISR”). We offer our customers products, solutions, services and expertise to support their mission-critical needs by leveraging our skills across our core offering areas in C5ISR.

We design, engineer and manufacture specialized electronic components, subsystems and systems for electronic attack, electronic warfare, radar, and missile system platforms; integrated product, software and technology solutions for satellite communications; products and solutions for unmanned systems; products and services related to cybersecurity and cyberwarfare; products and solutions for ballistic missile defense; weapons systems trainers; advanced network engineering and information technology services; weapons systems lifecycle support and sustainment; military weapon range operations and technical services; and public safety, critical infrastructure security and surveillance systems. We believe our stable customer base, strong customer relationships, intellectual property, broad array of contract vehicles, "designed in" positions on strategic national security platforms, large employee base possessing specialized skills, specialized manufacturing facilities and equipment, extensive list of past performance qualifications, and significant management and operational capabilities position us for success.

We were incorporated in the state of New York on December 19, 1994 and began operations in March 1995. We reincorporated in the state of Delaware in 1998. We completed our exit of the commercial wireless industry, began building a national security focused business and changed the Company's name to Kratos Defense & Security Solutions, Inc. in September 2007.

Industry Update

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

As of June 29, 2014, we consider the following factors to be important in understanding our financial statements.

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

Comparison of Results for the Three Months Ended June 30, 2013 to the Three Months Ended June 29, 2014

Revenues.  Revenues by operating segment for the three months ended June 30, 2013 and June 29, 2014 are as follows (dollars in millions):

	June 30, 2013	June 29, 2014	$ change	% change
Kratos Government Solutions
Service revenues	$58.5	$51.2	$(7.3)	(12.5)%
Product sales	125.0	114.5	(10.5)	(8.4)%
Total Kratos Government Solutions	183.5	165.7	(17.8)	(9.7)%
Public Safety & Security
Service revenues	51.7	50.6	(1.1)	(2.1)%
Product sales	—	13.0	13.0	N/A
Total Public Safety & Security	51.7	63.6	11.9	23.0%
Total revenues	$235.2	$229.3	$(5.9)	(2.5)%

Revenues decreased $5.9 million from $235.2 million for the three months ended June 30, 2013 to $229.3 million for the three months ended June 29, 2014. KGS segment revenue decreased by $17.8 million. This net decrease was primarily due to a decline in shipments of our defense products aggregating $10.5 million, resulting from a delay in orders and awards as a result of the challenging federal government and DoD funding environment including an Extended Continuing Resolution Authorization (CRA), federal government personnel furloughs and a federal government shutdown, all of which adversely impacted new contract awards, bookings and the Company’s revenues, which was offset partially by an increase in product sales of our specialized ground equipment of $9.0 million. Additionally, revenue was also adversely impacted by the decrease resulting in the expected completion of a sizable satellite communications program, which impacted revenues by approximately $4.4 million, and continued ongoing weakness and increased competition in our legacy government services businesses of approximately $5.1 million, which were partially offset by increased service revenues of $2.2 million, primarily related to our work at certain weapon ranges. PSS segment revenue increased by $11.9 million, primarily driven by the delivery of sophisticated communication equipment aggregating $13.0 million that will be integrated into a customer’s command and control network.

Product sales increased $2.5 million from $125.0 million for the three months ended June 30, 2013 to $127.5 million for the three months ended June 29, 2014, primarily as a result of a $13.0 million sale of communication equipment in the PSS segment offset by the decline in net product shipments in the KGS segment due to the factors discussed above.  As a percentage of total revenue, product sales were 53.1% for the three months ended June 30, 2013 as compared to 55.6% for the three months ended June 29, 2014. Service revenues decreased by $8.4 million from $110.2 million for the three months ended June 30, 2013 to $101.8 million for the three months ended June 29, 2014. The decrease was primarily related to reductions in the legacy government service revenues and other service contracts in the KGS segment, which reductions are being experienced industry wide as a result of declining DoD budgets, changes in certain DoD procurement rules and other factors.

Cost of Revenues.  Cost of revenues decreased $1.9 million from $174.8 million for the three months ended June 30, 2013 to $172.9 million for the three months ended June 29, 2014. The decrease in cost of revenues was primarily a result of the changes discussed above.

Gross margin decreased from 25.7% for the three months ended June 30, 2013 to 24.6% for the three months ended June 29, 2014. Margins on services decreased from the three months ended June 30, 2013 to June 29, 2014, from 24.4% to 23.5%, respectively, due primarily to an unfavorable mix of revenues and decreased margins in our PSS segment. Margins on products decreased from the three months ended June 30, 2013 to June 29, 2014 from 26.8% to 25.5%, respectively, primarily due to the mix of products shipped. Margins in the KGS segment increased from 25.3% for the three months ended June 30, 2013 to 25.9% for the three months ended June 29, 2014, primarily as a result of a favorable mix of revenues. Margins in the PSS segment declined from 27.1% for the three months ended June 30, 2013 to 21.2% for the three months ended June 29, 2014 due primarily to a less favorable mix of revenues, with a lower margin on the product sale discussed previously.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased $3.1 million from $48.0 million for the three months ended June 30, 2013 to $44.9 million for the three months ended June 29, 2014, primarily as a result of a $3.3 million reduction of amortization of intangibles in 2014. As a percentage of revenues, SG&A decreased from 20.4% to 19.6%. Excluding amortization of intangibles of $9.0 million for the three months ended June 30, 2013 and amortization of intangibles of $5.7 million for the three months ended June 29, 2014, SG&A increased as a percentage of revenues from 16.6% to 17.1%, or from $39.0 million to $39.2 million for the three months ended June 30, 2013 and June 29, 2014, respectively, primarily as a result of increased Sarbanes Oxley related compliance costs and internal information technology costs incurred to continue to protect the Company from external cyber threats.

Merger and Acquisition Expenses.  The benefit of $2.6 million for the three months ended June 30, 2013 was due to the reduction in a $3.1 million liability as a result of the final settlement of our indemnity obligations related to former directors and officers of Integral, partially offset by $0.4 million of legal fees on another matter related to a prior acquisition.

Internal Research and Development ("IR&D") Expenses.  IR&D expenses were $4.8 million for the three months ended June 30, 2013 and $5.9 million for the three months ended June 29, 2014. As a percentage of revenues, IR&D increased from 2.0% of revenues in the three months ended June 30, 2013 to 2.6% of revenues in the three months ended June 29, 2014 as a result of certain investments the Company is making related to new programs and platforms in the electronic products business, the unmanned systems area, and the satellite communications business. We are making certain of these investments in conjunction with our customers, with the objectives of the Company’s products being “designed in” to these new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs.

Unused office space and other restructuring. The expense of $1.3 million for the three months ended June 30, 2013 was due to expenses related to workforce reductions as a result of cost saving initiatives we have implemented across the Company. The expense of $0.9 million for the three months ended June 29, 2014 was primarily due to employee termination costs related to personnel reduction actions taken during the second quarter of 2014.

Other Expense, Net.  Other expense, net increased from $16.1 million to $52.9 million for the three months ended June 30, 2013 and June 29, 2014, respectively. The increase in expense of $36.8 million is primarily related to the $39.1 million loss on the extinguishment of the Company’s 10% Senior Secured Notes due 2017.

Provision for Income Taxes.  Income tax expense (benefit) for the three months ended June 30, 2013 and June 29, 2014 was $(0.1) million and $1.6 million, respectively. These amounts were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations.  Revenue from discontinued operations was $0.5 million and $0 million and loss from discontinued operations was $2.5 million and $0.1 million for the three months ended June 30, 2013 and June 29, 2014, respectively. The revenue and income for the three months ended June 30, 2013 and June 29, 2014 were primarily related to operations of the non-core businesses from the Integral acquisition that were classified as held for sale and subsequently sold. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Comparison of Results for the Six Months Ended June 30, 2013 to the Six Months Ended June 29, 2014

Revenues.  Revenues by operating segment for the six months ended June 30, 2013 and June 29, 2014 are as follows (dollars in millions):

	June 30, 2013	June 29, 2014	$ change	% change
Kratos Government Solutions
Service revenues	$123.9	$102.9	$(21.0)	(16.9)%
Product sales	262.3	214.0	(48.3)	(18.4)%
Total Kratos Government Solutions	386.2	316.9	(69.3)	(17.9)%
Public Safety & Security
Service revenues	102.3	99.5	(2.8)	(2.7)%
Product sales	—	13.0	13.0	N/A
Total Public Safety & Security	102.3	112.5	10.2	10.0%
Total revenues	$488.5	$429.4	$(59.1)	(12.1)%

Revenues decreased $59.1 million from $488.5 million for the six months ended June 30, 2013 to $429.4 million for the six months ended June 29, 2014. KGS segment revenue decreased by $69.3 million. The decrease in product sales of $48.3 million was primarily due to a decline in shipments of our defense products, resulting from a delay in orders and awards as a result of the challenging federal government and DoD funding environment including an Extended Continuing Resolution Authorization (CRA), federal government personnel furloughs and a federal government shutdown, all of which adversely impacted new contract awards, bookings and the Company’s revenues. Additionally, revenue was also adversely impacted by the decrease resulting from the expected completion of a sizable satellite communications program, which impacted revenues by approximately $9.5 million, and continued ongoing weakness and increased competition in our legacy government services businesses of approximately $11.6 million. PSS segment revenue increased by $10.2 million, primarily due to a $13.0 million product sale of communication equipment.

Product sales decreased $35.3 million from $262.3 million for the six months ended June 30, 2013 to $227.0 million for the six months ended June 29, 2014, primarily as a result of the decline in product shipments due to the factors discussed above.  As a percentage of total revenue, product sales were 53.7% for the six months ended June 30, 2013 as compared to 52.9% for the six months ended June 29, 2014. Service revenues decreased by $23.8 million from $226.2 million for the six months ended June 30, 2013 to $202.4 million for the six months ended June 29, 2014. The decrease was primarily related to reductions in the legacy government service revenues and other service contracts in the KGS segment, which reductions are being experienced industry wide as a result of declining DoD budgets, changes in certain DoD procurement rules and other factors, as well as due to the expected completion of a sizable satellite communications program.

Cost of Revenues.  Cost of revenues decreased $41.9 million from $362.3 million for the six months ended June 30, 2013 to $320.4 million for the six months ended June 29, 2014. The decrease in cost of revenues was primarily a result of the changes discussed above.

Gross margin decreased from 25.7% for the six months ended June 30, 2013 to 25.4% for the six months ended June 29, 2014. Margins on services increased from the six months ended June 30, 2013 to June 29, 2014, from 24.0% to 24.9%, respectively, due primarily to a favorable mix of revenues and increased margins in our KGS segment. Margins on products decreased for the six months ended June 30, 2013 to June 29, 2014 from 27.4% to 25.8%, respectively, primarily as a result of increased costs recorded on certain aerial target contracts to reflect retrofits and changes necessary to address a design issue on certain of the Company's new aerial target platforms and due to the unfavorable mix of revenues related to a product sale in the PSS segment, as well as, to a lesser degree, a mix of products shipped. Margins in the KGS segment increased from 25.7% for the six months ended June 30, 2013 to 26.2% for the six months ended June 29, 2014, primarily as a result of a favorable mix of revenues. Margins in the PSS segment decreased from 26.2% for the six months ended June 30, 2013 and 23.0% for the six months ended June 29, 2014, primarily due to decreased service margins and the product sale noted above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $8.8 million from $97.1 million for the six months ended June 30, 2013 to $88.3 million for the six months ended June 29, 2014, primarily as a result a $7.0 million reduction of amortization of intangibles in 2014, as well as cost reduction actions taken by the Company. As a percentage of revenues, SG&A increased from 19.9% to 20.6%. Excluding amortization of intangibles of $18.3 million for the six months ended June 30, 2013 and amortization of intangibles of $11.3 million for the six months ended June 29, 2014, SG&A increased as a percentage of revenues from 16.1% to 17.9%, or from $78.8 million to $77.0 million for the six months ended June 30, 2013 and June 29, 2014, respectively, primarily as a result of the decline in revenues discussed previously.

Merger and Acquisition Expenses.  The benefit of $2.5 million for the six months ended June 30, 2013 was due to the reduction in a $3.1 million liability as a result of the final settlement of our indemnity obligations related to former directors and officers of Integral, partially offset by other merger expenses and legal fees related to prior acquisitions.

Internal Research and Development ("IR&D") Expenses.  IR&D expenses were $9.7 million for the six months ended June 30, 2013 and $11.1 million for the six months ended June 29, 2014. As a percentage of revenues, IR&D increased from 2.0% of revenues in the six months ended June 30, 2013 to 2.6% of revenues in the six months ended June 29, 2014 as a result of certain investments the Company is making related to new programs and platforms in the electronic products business, the unmanned systems area, and the satellite communications business. We are making certain of these investments in conjunction with our customers, with the objectives of the Company’s products being “designed in” to these new long term program opportunities and the Company owning certain intellectual property rights for products that support these programs.

Unused office space and other restructuring. The expense of $1.6 million for the six months ended June 30, 2013 was due to expenses related to workforce reductions as a result of cost saving initiatives we have implemented across the Company. The expense of $1.6 million for the six months ended June 29, 2014 was primarily due to an estimated excess facility accrual of office space at our Sacramento, California administrative facilities, as well as due to employee termination costs related to personnel reduction actions taken during the six-month period ended June 29, 2014.

Other Expense, Net.  Other expense, net increased from $33.1 million to $68.8 million for the six months ended June 30, 2013 and June 29, 2014, respectively. The increase in expense of $35.7 million is primarily related to $39.1 million loss on the extinguishment of the Company’s 10% Senior Secured Notes due 2017.

 Provision for Income Taxes.  Income tax expense (benefit) for the six months ended June 30, 2013 and June 29, 2014 was $2.7 million and $3.9 million, respectively. These amounts were primarily a function of the estimated effective tax rate for the respective years. The estimated effective tax rate for any given year is driven by estimated foreign taxes, estimated state taxes, permanent book/tax differences, tax amortization of intangible assets that have an indefinite life under GAAP and the projected income or loss for the year.

 Income (loss) from Discontinued Operations.  Revenue from discontinued operations was $3.6 million and $0 million and loss from discontinued operations was $4.4 million and $0.2 million for the six months ended June 30, 2013 and June 29, 2014, respectively. The revenue and income for the six months ended June 30, 2013 and June 29, 2014 were primarily related to operations of the non-core businesses from the Integral acquisition that have been classified as held for sale. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Backlog

At both June 30, 2013 and June 29, 2014, our backlog was approximately $1.0 billion of which $558.0 million was funded in 2013 and $557.0 million was funded in 2014. Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders that we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts that are under firm orders. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program of a contract on a yearly or quarterly basis even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriation and the procuring agency allocates funding to the contract.

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

Liquidity and Capital Resources

As of June 29, 2014, we had cash and cash equivalents of $26.9 million compared with cash and cash equivalents of $55.7 million as of December 29, 2013, which includes $10.1 million and $16.0 million, respectively, of cash and cash equivalents held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds; however, they are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S. they could be repatriated, and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. income taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We do not currently intend to repatriate these earnings.

Our total debt, including capital lease obligations, principal due on Senior Secured Notes, and other term debt increased by $19.5 million from $644.7 million on December 29, 2013 to $664.2 million on June 29, 2014. The increase in debt was primarily due to an offering of $625.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2019 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The proceeds from the offering, as well as borrowings of $41.0 million from our new credit facility and cash from operations were used to extinguish the Company’s existing 10% Senior Secured Notes due 2017 and to pay all fees and expenses related thereto.

Our operating cash flow is used to finance trade accounts receivable, inventory, capital expenditures, support ongoing operations, service our debt and make strategic acquisitions. Cash from continuing operations is primarily derived from our customer contracts in progress and associated changes in working capital components. Our Days Sales Outstanding (DSOs) have increased from 103 days at December 29, 2013 to 106 days as of June 29, 2014, primarily as a result of certain contractual milestones that have not yet been attained, such as equipment deliveries on a missile system program that has been delayed due to a subcontractor issue, and for certain flight requirements that must be fulfilled on certain aerial target programs, and therefore we are unable to bill for amounts outstanding related to those milestones. The challenging DoD budgetary environment described above, which has in certain instances caused delays in obtaining funding necessary to proceed with payments, has impacted our DSOs as well. Our accounts receivable balance of $265.9 million at June 29, 2014 includes $1.3 million of receivables due from a Greek customer under a subcontract arrangement Gichner Holdings, Inc. (“Gichner”) entered into with the Greek Ministry of Defense ("GMoD") in 2004 prior to our acquisition of Gichner in 2010. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other European government support. We will continue to monitor our exposure to risks related to European sovereign debt.

A summary of our net cash provided by operating activities from continuing operations, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	June 30, 2013	June 29, 2014
Net cash provided by (used in) operating activities from continuing operations	$8.4	$(10.3)
Net cash used in investing activities	(5.5)	(8.3)
Net cash used in financing activities from continuing operations	(2.9)	(9.4)
Net cash flows provided by (used in) discontinued operations	0.8	(0.9)

 Net cash used in operating activities for the six months ended June 29, 2014 was negatively impacted by reduced operating income and changes in working capital accounts.

 Net cash used in investing activities is primarily comprised of capital expenditures, which consist primarily of investment in machinery, computer hardware and software and improvement of our physical properties in order to maintain suitable conditions in which to conduct our business.

Net cash provided by financing activities for the six months ended June 29, 2014 reflects refinancing $625 million of our 10% Senior Secured Notes with $625 million of 7% Senior Secured Notes as well as a $41.0 million borrowing on our new Credit Agreement.

The cash flow from discontinued operations is primarily related to non-core businesses we acquired in the Integral acquisition.

Contractual Obligations and Commitments

Issuance of 7% Senior Secured Notes due 2019

On May 14, 2014, the Company completed an offering of $625.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2019 (the "Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The proceeds from the offering, as well as borrowings of $41.0 million from our new credit facility and cash from operations, were used to refinance the Company’s existing 10% Senior Secured Notes due 2017 (the "10% Notes") and to pay all fees and expenses related thereto. The loss on the extinguishment of the 10% Notes was $39.1 million.

The Company pays interest on the Notes semi-annually, in arrears, on May 15 and November 15 of each year. The Notes include customary covenants and events of default as well as a consolidated fixed charge ratio of 2.0:1 for the incurrence of additional indebtedness. Negative covenants include, among other things, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy, insolvency, material judgments and changes in control. As of June 29, 2014, the Company was in compliance with the covenants contained in the Indenture governing the Notes.

On or after May 15, 2016, the Company may redeem some or all of the Notes at 105.25% of the aggregate principal amount of such notes through May 15, 2017, 102.625% of the aggregate principal amount of such notes through May 15, 2018 and 100% of the aggregate principal amount of such notes thereafter, plus accrued and unpaid interest to the date of redemption. In addition, we may redeem up to 35% of the Notes at 107% before May 15, 2016 with the net proceeds of certain equity offerings. We may also redeem some or all of the Notes before May 15, 2016 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. In addition, at one time prior to May 15, 2016, we may redeem up to 10% of the original aggregate principal amount of the Notes issued under the Indenture at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

Other Indebtedness

$110.0 Million Credit Facility

On May 14, 2014, the Company replaced the credit facility with KeyBank National Association and entered into a Credit and Security Agreement (the “Credit Agreement”), by and among the Company, the lenders from time to time party thereto, SunTrust Bank, as Agent (the “Agent”), PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent and SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger and Sole Book Runner.  The Credit Agreement establishes a five-year senior secured revolving credit facility in the maximum amount of $110.0 million (subject to a potential increase of the maximum principal amount to $135.0 million, subject to the Agent's and applicable lenders’ approval as described therein), consisting of a subline for letters of credit in the amount not to exceed $50.0 million, as well as a swingline loan in an aggregate principal amount at any time outstanding not to exceed $10.0 million. The Credit Agreement is secured by a lien on substantially all of the Company's assets and the assets of the guarantors thereunder, subject to certain exceptions and permitted liens. The Credit Agreement has a first priority lien on accounts receivable, inventory, deposit accounts, securities accounts, cash, securities and general intangibles (other than intellectual property). On all other assets, the Credit Agreement has a second priority lien junior to the lien securing the Notes.

Borrowings under the Credit Agreement may take the form of a base rate revolving loan, Eurodollar revolving loan or swingline loan.  Base rate revolving loans and swingline loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the highest of (i) the Agent’s prime lending rate, as in effect at such time, (ii) the federal funds rate, as in effect at such time, plus 0.50% per annum, and (iii) the adjusted LIBOR rate determined at such time for an interest period of one month, plus 1.00% per annum. Eurodollar revolving loans will bear interest at a rate per annum equal to the sum of the applicable margin from time to time in effect plus the adjusted LIBOR rate. The applicable margin varies between 1.50% - 2.00% for base rate revolving loans and swingline loans and 2.50%  - 3.00% for Eurodollar loans, and is based on several factors including the Company’s then-existing borrowing base and the Lender’s total commitment amount and revolving credit exposure. The calculation of the Company’s borrowing base takes into account several items relating to the Company and its subsidiaries, including amounts due and owing under billed and unbilled accounts receivables, then-held eligible raw materials inventory, work-in-process inventory, and applicable reserves. As of June 29, 2014, there was $41.0 million outstanding on the Credit Agreement and $9.5 million was outstanding on letters of credit, resulting in net borrowing base availability of $56.6 million. The Company was in compliance with the financial covenants as of June 29, 2014.

Debt Acquired in Acquisition

The Company has a 10-year term loan with a bank in Israel entered into on September 16, 2008 in connection with the acquisition of one of its wholly owned subsidiaries. The balance as of June 29, 2014 was $4.2 million, and the loan is payable in quarterly installments of $0.3 million plus interest at LIBOR plus a margin of 1.5%. The loan agreement contains various covenants, including a minimum net equity covenant as defined in the loan agreement. The Company was in compliance with all covenants, including the minimum net equity covenant, as of June 29, 2014.

Other Liquidity Matters

We believe that our cash on hand, together with funds available under the Credit Agreement and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months.

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

For the six months ended June 29, 2014, there have been no significant changes to our "Critical Accounting Policies or Estimates" as compared to the significant accounting policies described in the Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Exposure to market risk for changes in interest rates relates to our outstanding debt. We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under "Contractual Obligations and Commitments" above. Based on our current outstanding balance, a 1% change in the LIBOR rate would not significantly impact our financial position. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments would be contracted with investment grade counterparties to reduce exposure to nonperformance on our prior credit facilities.

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

Our cash and cash equivalents as of June 29, 2014 were $26.9 million and are primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on our net loss for the six months ended June 29, 2014.

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

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the six month period ended June 29, 2014 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
2.1#	Stock Purchase Agreement, dated May 8, 2012, by and among Kratos Defense & Security Solutions, Inc., Composite Engineering, Inc., and Amy Fournier, the stockholders representative	8-K	05/08/2012	2.1
2.2#	Agreement and Plan of Merger, dated May 15, 2011, by and among Kratos Defense & Security Solutions, Inc., Integral Systems, Inc., IRIS Merger Sub Inc., and IRIS Acquisition Sub LLC.	8-K	05/18/2011	2.1
2.3#	Agreement and Plan of Merger, dated February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., Lanza Acquisition, Co. and Herley Industries, Inc. (incorporated by reference to Annex A to the Prospectus Supplement dated February 8, 2011, pursuant to the Registration Statement on Form S-3 of Kratos Defense & Security Solutions, Inc.)	424	02/08/2011	n/a
3.1	Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	9/30/2001(000-27231)	4.1
3.2	Certificate of Ownership and Merger of Kratos Defense & Security Solutions, Inc. into Wireless Facilities, Inc.	8-K	9/14/2007(000-27231)	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Kratos Defense & Security Solutions, Inc.	10-Q	09/27/2009	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock.	10-Q	9/30/2001(000-27231)	4.2
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (included as Exhibit A to the Preferred Stock Purchase Agreement dated as of May 16, 2002 among the Company, Meritech Capital Partners II L.P., Meritech Capital Affiliates II L.P., MCB Entrepreneur Partners II L.P., Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Oak Investment Partners IX, L.P, Oak Affiliates Fund, L.P, Oak IX Affiliates Fund-A, L.P, and the KLS Trust dated July 14, 1999).	8-K/A	6/5/2002(000-27231)	4.1
3.6	Certificate of Designation of Series C Preferred Stock.	8-K	12/17/2004(000-27231)	3.1
3.7	Second Amended and Restated Bylaws of Kratos Defense & Security Solutions, Inc.	8-K	03/15/2011	3.1
4.1	Specimen Stock Certificate.	10-K	12/26/2010	4.1
4.2	Rights Agreement, dated as of December 16, 2004, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	12/17/2004(000-27231)	4.1
4.3	Amendment No. 1 to Rights Agreement, dated as of May 14, 2012, between Kratos Defense & Security Solutions, Inc. and Wells Fargo, N.A.	8-K	05/15/2012	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.4	Indenture, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes due 2017 as an exhibit thereto).	8-K	05/25/2010	4.1
4.5	First Supplemental Indenture, dated as of February 7, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors listed on Exhibit A thereto and Wilmington Trust FSB, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	02/07/2011	10.2
4.6	Supplemental Indenture, dated April 1, 2011, among the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee, to the Indenture (as amended or supplemented), dated as of May 19, 2010, among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/07/2011	4.1
4.7	Third Supplemental Indenture, dated April 15, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust FSB, as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	04/20/2011	4.1
4.8	Sixth Supplemental Indenture, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guaranteeing subsidiaries named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee and collateral agent, to the Indenture, dated as of May 19, 2010 (as amended or supplemented), among Kratos Defense & Security Solutions, Inc., the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent.	8-K	07/29/2011	4.1
4.9	Form of 10% Senior Secured Note due 2017 (issuable in connection with the 2010 exchange offer).	S-4	06/28/2010	4.1
4.10	Form of 10% Senior Secured Note due 2017 (issuable in connection with the August 2011 exchange offer).	S-4	06/07/2011	4.2
4.11	Form of 10% Senior Secured Note due 2017 (issuable in connection with the October 2011 exchange offer).	S-4	10/25/2011	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
4.12	Registration Rights Agreement, dated as of May 19, 2010, by and among Kratos Defense & Security Solutions, Inc., the Guarantors set forth therein, Jefferies & Company, Inc., B. Riley & Co., LLC, Imperial Capital, LLC, Keybanc Capital Markets Inc. and Noble International Investments, Inc.	8-K	05/25/2010	10.4
4.13	Indenture, dated March 25, 2011, by and among Acquisition Co. Lanza Parent, the Guarantors named therein and a party thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent (including the Form of 10% Senior Secured Notes).	8-K	03/29/2011	4.1
4.14	First Supplemental Indenture, date April 4, 2011, by and among Kratos Defense & Security Solutions, Inc., Herley Industries, Inc. and Wilmington Trust FSB, as Trustee and Collateral Agent, to the Indenture, dated as of March 25, 2011, among Kratos Defense & Security Solutions, Inc., the Guarantor party thereto and Wilmington Trust FSB, as Trustee and Collateral Agent.	8-K	04/04/2011	4.2
4.15	Registration Rights Agreement, dated March 25, 2011, by and among Kratos Defense & Security Solutions, Inc., Acquisition Co. Lanza Parent, Lanza Acquisition Co., the Guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and Oppenheimer & Co. Inc.	8-K	03/29/2011	4.2
4.16	Registration Rights Agreement, dated July 27, 2011, by and among Kratos Defense & Security Solutions, Inc., the guarantors named therein, Jefferies & Company, Inc., KeyBanc Capital Markets Inc. and B. Riley & Co., LLC.	8-K	07/29/2011	4.2
4.17	Indenture, dated May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	8-K	05/15/2014	4.1
4.18	Registration Rights Agreement dated May 14, 2014 among Kratos Defense & Security Solutions, Inc., as Issuer, the Guarantors party thereto, and SunTrust Robinson Humphrey, Inc., as Representative of the Initial Purchasers.	8-K	05/15/2014	10.1
10.10	Credit and Security Agreement, dated May 14, 2014, among Kratos Defense & Security Solutions, Inc., as Borrower, the lenders named therein, SunTrust Bank, as Agent, and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Sole Book Runner.	8-K	05/15/2014	10.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.				*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed- Furnished Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric M. DeMarco.				*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deanna Lund.				*
101.0
Financial statements from the Quarterly Report on Form 10-Q of Kratos Defense & Security Solutions, Inc. for the quarter ended June 29, 2014 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.
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

KRATOS DEFENSE & SECURITY SOLUTIONS, INC.

		By:	/s/ ERIC M. DEMARCO
Eric M. DeMarco
Chief Executive Officer, President
(Principal Executive Officer)

		By:	/s/ DEANNA H. LUND, CPA
Deanna H. Lund
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ DEBORAH BUTERA
Deborah Butera
Senior Vice President, General Counsel, Chief Compliance Officer and
Secretary/Registered In-House Counsel

		By:	/s/ RICHARD DUCKWORTH
Richard Duckworth
Vice President and Corporate Controller
(Principal Accounting Officer)
Date:	August 7, 2014